Form 10-K405
BARRY R G CORP /OH/
filed 1995-03-30
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1994

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _____________ to _____________

Commission File Number 1-8769

                             R. G. BARRY CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                         31-4362899
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S.Employer
 incorporation or organization)                      Identification No.)

13405 Yarmouth Road, N.W., Pickerington, Ohio               43147
---------------------------------------------             ---------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (614) 864-6400
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
Title of each class                                 on which registered
------------------------------                      -----------------------
Common Shares, Par Value $1.00                      American Stock Exchange
(5,544,847 shares outstanding on March 15, 1995)

Securities registered pursuant to Section 12(g) of the Act:   None
                                                              ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to  such  filing requirements for the past 90 days.    Yes   X      No
                                                           -----      --------
Indicate  by  check  mark  if  disclosure  of  delinquent  filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to  this Form 10-K.    /X/

Based  upon  the  closing price reported on  the  American  Stock
Exchange on March 15, 1995, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $61,351,406.25.

Documents Incorporated by Reference:

     (1)  Portions   of   the  Registrant's  Annual   Report   to
          Shareholders for the fiscal year ended December 31, 1994, are incorporated by reference into Part II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 1995, are incorporated by reference into
          Part III of this Annual Report on Form 10-K.

                      Index to Exhibits begins on Page 59.
                               Page 1 of 212 Pages.

                                     PART I




Item 1.  Business.

Principal Products

          R. G. Barry Corporation (the "Registrant") is organized under the laws of the State of Ohio. The Registrant and its subsidiaries (collectively, the "Company") design, manufacture and market specialized comfort footwear for men, women and children. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive appearance. The Company also designs, manufactures and markets thermal comfort products in the food preservation, comfort therapy and cold weather categories. Comfort is the dominant influence in the Company's brand lines.

          Historically, the Company's primary products have been foam-soled, soft washable slippers for men, women and children. The Company developed and introduced women's Angel Treads*, the world's first foam-soled, washable slipper, in 1947. Since that time, the Company has introduced additional slipper-type brand lines for men, women and children based upon the concept of comfort, softness and washability. These footwear products are sold, for the most part, under various brand names including, but not limited to, Angel Treads*, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds* and Soft Notes*. The Company has also marketed certain of its slipper-type footwear under licensed trademarks. See "Trademarks and Licenses".

          The Company's foam-soled footwear lines have fabric uppers made of terry cloths, velours, fleeces, satins, nylons and other washable materials. Different brand lines are marketed for men, women and children with a variety of styles, colors and ornamentation.

          The marketing strategy for the Company's slipper-type brand lines has been to expand counter space for its products by creating and marketing brand lines to different segments of the consumer market. Retail prices for the Company's footwear range from approximately $4 to $30 per pair, depending on the style of footwear, type of retail outlet and retailer mark-up.

          Since 1988, the Company has manufactured and marketed the Soft Notes* foam cushioned casual slipper line. The Company

------------------------

* Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

believes that this brand line is a bridge between slippers and casual footwear. The marketing strategy with respect to this product emphasizes the fashion, comfort and versatility provided by the Soft Notes* foam cushioned casual slippers.

          The Company believes that many consumers of its slippers are loyal to the Company's brand lines, usually own more than one pair of slippers and have a history of repeat purchases. Substantially all of the slipper brand lines are displayed on a self-selection basis in see-through packaging at the point of purchase and have appeal to the "impulse" buyer. The Company believes that many of the slippers are purchased as gifts for others.

          Many styles of slipper-type footwear have become standard in the Company's brand lines and are in demand year after year. For many of these styles, the most significant changes made in response to fashion changes are in ornamentation, fabric and/or color. The Company also introduces new, updated styles of slippers with a view toward enhancing the fashion appeal and freshness of its products. The Company anticipates that it will continue to introduce new styles in future years responsive to fashion changes.

          It is possible to fit most consumers of the Company's slipper-type footwear within a range of four or five sizes. This allows the Company to carry lower levels of inventories in these lines in comparison with other footwear styles.

        In 1994, the Company introduced on a national basis its thermal comfort products featuring MICROCORE(TM) microwave-activated technology developed by the Company. On July 14, 1994, the Registrant also acquired all of the outstanding stock of Vesture Corporation ("Vesture"), the originators of microwave-heated comfort care products, in consideration of the issuance of 319,362 common shares of the Registrant which were valued by the Registrant at $5 million.

          The Company's thermal comfort products generally fall within three categories -- food preservation products such as breadwarmer baskets; comfort therapy products such as heating pads and backwarmers; and cold weather products such as heated seat cushions, booties, scarves and ear muffs. Retail prices for the Company's thermal comfort products range from approximately $12 to $30, depending on the product, type of retail outlet and retailer mark-up. The Company believes that the food preservation and comfort therapy thermal products are not weather sensitive and have a year-round sales appeal while the cold weather portion of the thermal comfort product line is more seasonal and affected by weather changes.

The thermal comfort products are sold under the major brand lines of Dearfoams*, Vesture* and Lava*.

          The Company has six manufacturing facilities. The Company operates sewing plants in Nuevo Laredo, Ciudad Acuna, and Zacatecas, Mexico. The Company also operates a cutting plant in Laredo, Texas and a sole molding operation in San Angelo, Texas. The Company also has the exclusive rights to the manufacturing output of a factory in Shenzhen, People's Republic of China. The Company produces thermal comfort products at its manufacturing facilities in Asheboro, North Carolina and Nuevo Laredo, Mexico. The Company operates distribution centers in Asheboro and Goldsboro, North Carolina and San Angelo and Laredo, Texas.

Marketing

          The Company's brand lines are sold to department, chain and specialty stores; through mass merchandising channels of distribution such as discount stores, drug and variety chain stores, and supermarkets; and to independent retail establishments. The Company's brand lines are marketed primarily through Company salespersons and, to a lesser extent, through independent sales representatives. The Company does not finance its customers' purchases.

          Each spring and autumn, new designs and styles are presented to buyers representing the Company's retail customers at regularly scheduled showings. Company designers also produce new styles and experimental designs throughout the year which are evaluated by the Company's sales and marketing personnel. Buyers for department stores and other large retail customers attend the spring and autumn showings and make periodic visits to the Company's showrooms in New York and Los Angeles. Company salespersons regularly visit retail customers.
The Company also regularly makes catalogs available to its current and potential customers and periodically follows up with such current and potential customers by telephone. In addition, the Company participates in trade shows, both regionally and nationally.

          Sales during the last six months of each year have historically been greater than during the first six months. The Company's inventory is largest in early autumn in order to accommodate the retailers' fall selling seasons. See "Backlog of Orders".

          The Company advertises principally in the print media. The Company also tested television advertising of its thermal comfort products in six markets during the fourth quarter of 1994 and intends to expand this television advertising to incorporate markets on a more nationwide basis in 1995. The Company's promotional efforts are often conducted in cooperation with customers. The Company's products are displayed at the retail- store level on a self-selection and gift-purchase basis.

          The Company operates an European sales and marketing organization in London, England and markets its products in Canada, Mexico and several other countries around the world. In 1994, the Company's foreign sales compromised approximately 5% of its total sales.

          Due to the more seasonal nature of the cold weather portion of the thermal comfort product line, in 1995, the Company intends to place more emphasis in the thermal comfort product mix on the comfort therapy and food preservation categories. The Company intends to develop and introduce a variety of new products using thermal technology in 1995. In May 1994, the Company announced a strategic alliance with Battelle Memorial Institute ("Battelle"), the world's largest independent scientific research institute which is based in Columbus, Ohio, to continually advance the state of art of thermal technology and broadly expand commercialization of the technology. Under the alliance, the Company has assigned to Battelle a pending patent relating to microwave-activated thermal storage materials technology. Battelle will provide expertise to the Company in advancing thermal technologies and products, the Company will have royalty-free exclusive rights to the technology covering a major category of consumer products and Battelle and the Company will share all income from licensing of thermal comfort products.

Research and Development

          Most of the Company's research efforts are undertaken in connection with the design and consumer appeal of new styles of slipper-type footwear and thermal comfort products. During fiscal years 1994, 1993 and 1992, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $3.3 million, $2.8 million and $2.9 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 55 employees were engaged full time in research and design during the 1994 fiscal year.

Materials

          The principal raw materials used by the Company in the manufacture of its slipper and thermal comfort brand lines are textile fabrics, threads, foams and other synthetic products. All are available domestically from a wide range of suppliers. The Company has experienced no difficulty in obtaining raw materials from suppliers and anticipates no future difficulty. In addition, in the manufacture of its thermal comfort products, the Company uses proprietary patent pending materials developed with Battelle.

Trademarks and Licenses

          Approximately 95% of the Company's sales are represented by brand items sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products. The trademarks which are most widely used by the Company include Angel Treads*, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes*, Vesture*, Lava Pak*, Lava Buns* and Lava Booties*. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of and to renew each of its trademarks.

          The Company also has sold comfort footwear under various names as licensee under license agreements with the owners of those names. In the 1994, 1993 and 1992 fiscal years, 5%, 6% and 7%, respectively, of the Company's total footwear sales were represented by footwear sold under these names.

          In 1989, the Company entered into a licensing agreement with Fieldcrest Cannon, Inc., the largest marketer of bed and bath products in the United States, which allows the Company to manufacture and sell a line of mid-priced slippers under the Cannon** trademark in the mass merchandise channels of the Company's business. The Company continued its distribution and marketing of the Cannon** line of slippers in the 1994 fiscal year. The term of the Company's license to use the Cannon** trademark expires in June, 1996; however, the term may be extended for such period as may be mutually agreed upon by the Company and Fieldcrest Cannon, Inc.


--------------------
** Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

          In 1992, the Company entered into a licensing agreement with Jordache Enterprises, Inc. which allows the Company to manufacture and sell a line of mid-priced slippers under the Jordache** trademark in the mass merchandise channels of the Company's business. The Company's license to use the Jordache** trademark expires on February 28, 1998; however, such license may be renewed by the Company annually through February 28, 2003, provided the Company meets certain levels of sales of the Jordache** slippers.

Customers

          The only customers of the Company which accounted for 10% or more of the Company's consolidated revenues in fiscal year 1994 were Wal Mart Stores, Inc. and J.C. Penney Company, Inc., which accounted for approximately 15% and 12%, respectively. The only customers of the Company which accounted for 10% or more of the Company's consolidated revenues in fiscal year 1993 were Hutcheson Shoe Co., a division of Wal Mart Stores, Inc., and J.C. Penney Company, Inc., which accounted for approximately 15% and 10%, respectively. The only customers of the Company which accounted for more than 10% of the Company's consolidated revenues in fiscal year 1992 were Hutcheson Shoe Co., a division of Wal Mart Stores, Inc., J.C. Penney Company, Inc. and Dayton-Hudson Corporation and its subsidiaries and affiliated companies, which accounted for approximately 10%, 10% and 12%, respectively.

Backlog of Orders

          The Company's backlog of orders at the close of fiscal year 1994 was $12.2 million and at the end of fiscal year 1993 was $9.5 million. It is anticipated that a large percentage of the orders as of the end of the Company's last fiscal year will be filled during the current fiscal year.

          Generally, the Company's backlog of unfilled sales orders is largest after the spring and autumn showings of the Company. For example, the Company's backlog of unfilled sales orders following the conclusion of such showings during the last two years were as follows: August, 1994 - $74.1 million; August, 1993 - $56.1 million; February, 1994 - $11.5 million; and February, 1993 - $11.7 million. The Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 80% of such sales occur during the autumn as compared to approximately 20% during the spring.

Inventory

          While the styles of some of the Company's slipper brand lines change little from year to year, the Company has also introduced, and intends to continue to introduce, new, updated styles in an effort to enhance the comfort and fashion appeal of its products. As a result, the Company anticipates that some of its slipper styles will change from year to year, particularly in response to fashion changes. The Company has introduced, and intends to continue to introduce, a variety of new thermal comfort products to compliment its existing products in response to consumer demand. The Company believes that it will be able to control the level of its obsolete inventory. The Company traditionally has had a limited exposure to obsolete inventory.

Competition

          The Company operates in the slipper portion of the footwear industry. The Company believes that it is a small factor in the highly competitive footwear industry. The Company also believes that it is a significant factor in the slipper portion of the footwear industry. The Company also operates in an area where it provides portable warmth through its line of thermal comfort products. The Company competes primarily on the basis of the value, quality and comfort of its products, service to its customers, and its marketing expertise. The Company knows of no reliable published statistics which indicate its current relative position in the footwear or any other industry or in the slipper portion of the footwear industry.

Effect of Environmental Regulation

          Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company believes that the nature of its operations has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.

Employees

          At the close of the 1994 fiscal year, the Company employed approximately 3,000 persons.

Item 2.  Properties.

          The Company owns a warehouse facility in Goldsboro, North Carolina, containing approximately 120,000 square feet. The Company also owns a 52,800 square foot manufacturing facility in Del Rio, Texas (the "Del Rio Facility"). The Company leases the Del Rio Facility to a third party pursuant to a lease with a current term expiring in December, 1995. The lessee has an option to renew the term of the lease through December, 2000.

          The Company leases two facilities pursuant to lease agreements with local governments which issued industrial revenue bonds to construct and equip these facilities. The Company has the right to purchase each facility at a nominal sum upon retirement of the bonds issued in respect thereof. These transactions have been treated as purchases for accounting and tax purposes. See Note (6) to the Company's Consolidated Financial Statements set forth on pages 20 and 21 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994. The following table describes the facilities leased by the Company under the terms of industrial revenue bonds issued by the local governments specified:



                                                   Average
                                                   Annual    Lease
    Location               Use        Square Feet  Rental   Expires
    --------               ---        -----------  ------   -------


1.  Fairfield County,  Administrative   55,000     $150,000  1999
    Ohio (Leased from  and Executive
    County of          Offices
    Fairfield, Ohio)

2.  Conway, Arkansas      (1)           40,000     $ 90,000  1998
    (Leased from City
    of Conway, Arkansas)


_________________

(1) The Company subleases the manufacturing facility in Conway, Arkansas to a third party under a sublease with a current term expiring on May 31, 1995. Payments under this sublease approximate the Company's rental obligations under its lease with the City of Conway, Arkansas. The sublessee has the right to purchase the facility from the Company after the Company exercises its purchase option.

          In addition to the leased properties described above, the Company leases space aggregating approximately 970,000 square feet at an approximate aggregate annual rental of $2.3 million. The following table sets forth certain information with respect to the Company's principal leased properties which were not in the preceding table:


                                     Approximate  Approximate
                                        Square      Annual      Lease
Location           Use                   Feet       Rental      Expire  Renewal
--------           ---               -----------  -----------   ------  -------
Distribution       Shipping,            48,400    $ 16,000(1)     1999   None
  Center             Warehouse,
Goldsboro, N.C.    Office

Empire State       Sales Office          4,300    $117,000        1999   None
  Building
New York City,
N.Y.

2800 Loop 306      Manufacturing,      145,800    $166,000(1)     2000   5 years
San Angelo, Texas  Office,
                   Warehouse

Distribution       Shipping,           172,800    $432,000(1)     2007   15 years
  Center           Warehouse
San Angelo, Texas

Cesar Lopez        Manufacturing,       90,200    $168,000        1999   5 years
  de Lara Ave.     Office
Nuevo Laredo,
Mexico

Ciudad Acuna       Manufacturing,       64,700    $254,000        1999   5 years
  Industrial Park  Office
Ciudad Acuna,
  Mexico

Airport Road       Manufacturing,      165,000  $386,000(1)       2000   2 terms
Laredo, Texas      Warehouse,                                               of 5
                   Office                                                  years
                                                                            each

San Gabriel        Warehouse           181,500  $345,000(1)       1997   6 years
  Street
Laredo, Texas

Zacatecas, Mexico  Manufacturing        27,500  $ 58,000          1999   5 years

Asheboro, North    Manufacturing,       57,500  $ 84,000(1)       1999   None
Carolina           Office,
                   Warehouse

________________

(1)  Net lease.


          The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and suitable for their present uses.

Item 3.  Legal Proceedings.

          The Registrant has been named as a defendant in three related putative class action lawsuits styled as Gerber, et al. v. R. G. Barry Corporation, et al., Case No. C2-94-1190 (filed December 8, 1994), Culveyhouse v. R. G. Barry Corporation, et al., Case No. C2-94-1250 (filed December 27, 1994), and Knopf, et al. v. R. G. Barry Corporation, et al., Case No. C2-95-50, (filed January 17,
1995) in the United States District Court for the Southern District of Ohio. Plaintiffs allege that public statements made by the Registrant in 1994 were false and misleading and that these disclosures and non-disclosures violated federal securities laws. One complaint also asserts common law fraud.
Plaintiffs seek to recover on behalf of a class of purchasers of stock of the Registrant who purchased between approximately April and early December, 1994 and claim they are entitled to the per share difference between their purchase price and the price subsequent to certain press releases issued by the Registrant on December 5 and 6 which reduced estimated earnings for the Registrant. These lawsuits are presently pending.

Item 4.  Submission of Matters to a Vote of Security Holders.

          Not applicable.

Executive Officers of the Registrant.

          The following table lists the names and ages of the executive officers of the Registrant as of the date of this Annual Report on Form 10-K, the positions with the Registrant presently held by each such executive officer and the business experience of each such executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation for more than five years. All executive officers serve at the pleasure of the Board of Directors of the Registrant.


                                       Position(s) Held with the
                                       Registrant and Principal
Name                        Age        Occupation(s) for Past Five Years
----                        ---        ---------------------------------

Gordon Zacks                62         Chairman of the Board and Chief
                                       Executive Officer since 1979,
                                       President since 1992, and Director
                                       since 1959, of the Registrant.


Richard L. Burrell          62         Senior Vice President-Finance since
                                       1992, Treasurer and Secretary since
                                       1976, Vice President-Finance from
                                       1976 to 1992, and Director since
                                       1984, of the Registrant.

Christian Galvis            53         Executive Vice President-Operations
                                       and Director since 1992, and Vice
                                       President-Operations from 1991 to
                                       1992, of the Registrant; Executive
                                       Vice President-Manufacturing of
                                       Work Wear Corporation, Greensboro,
                                       North Carolina, apparel
                                       manufacturers, from 1990 to 1991.

Charles E. Ostrander        46         Executive Vice President-Sales &
                                       Marketing and Director since 1992,
                                       Vice President-Sales & Marketing
                                       from 1990 to 1992, and Vice
                                       President-Marketing from 1987 to
                                       1990, of the Registrant.

Daniel D. Viren             48         Senior Vice President-
                                       Administration since 1992, and Vice
                                       President-Controller from 1988 to
                                       1992, of the Registrant.

Harry Miller                52         Vice President-Human Resources of
                                       the Registrant since 1993; Director
                                       of Human Resources, Bassett-Walker,
                                       a division of VF Corporation, from
                                       1986 to 1993.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

          In accordance with General Instruction G(2), the information called for in this Item 5 is incorporated herein by reference to page 10 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994.


Item 6.  Selected Financial Data.

          In accordance with General Instruction G(2), the information called for in this Item 6 is incorporated herein by reference to pages 8 and 9 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.

          In accordance with General Instruction G(2), the information called for in this Item 7 is incorporated herein by reference to pages 11 through 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994.


Item 8.  Financial Statements and Supplementary Data.

          The Consolidated Balance Sheets of the Registrant and its subsidiaries as of December 31, 1994 and January 1, 1994, the related Consolidated Statements of Earnings, Shareholders' Equity and Cash Flows for each of the fiscal years in the three-year period ended December 31, 1994, the related Notes to Consolidated Financial Statements and the Independent Auditors' Report, appearing on pages
15 through 27 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994, are incorporated herein by reference. Quarterly Financial Data set forth on page 10 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994, are also incorporated herein by reference.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.

          None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

          In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 10, 1995, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS--Employment Contracts and Termination of Employment and Change-in-Control Arrangements." In addition, certain information concerning the executive officers of the Registrant called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3). The Registrant is not required to make any disclosure pursuant to Item 405 of Regulation S-K.


Item 11.  Executive Compensation.

           In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 10, 1995, under the captions "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION." Neither the report of the Compensation Committee of the Registrant on executive compensation nor the performance graph included in the Registrant's definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 10, 1995, shall be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

           In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholder to be held on May 10, 1995, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements."


Item 13.  Certain Relationships and Related Transactions.

           In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 10, 1995, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

               (a)(1)    Financial Statements.

                         For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 22.

               (a)(2)    Financial Statement Schedules.

                         For a list of all financial statement schedules included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 22.

                         (a)(3)    Exhibits.

                                   Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of such exhibits, see "Index to Exhibits" at page 59. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.


         Executive Compensation Plans and Arrangements



Exhibit
  No.    Description               Location
-------  -----------               --------
10(a)    R. G. Barry Corporation   Pages 66 through 137 of this
         Salaried Employees'       Annual Report on Form 10-K
         Pension Plan (as Amended
         and Restated Effective
         January 1, 1989)

10(b)    R. G. Barry Corporation   Incorporated herein by
         Supplemental Retirement   reference to the
         Plan                      Registrant's Annual Report
                                   on Form 10-K for the fiscal
                                   year ended December 29,
                                   1990 (File No. 0-12667)
                                   [Exhibit 10(b)]

10(c)    R. G. Barry Corporation   Incorporated herein by
         1984 Incentive Stock      reference to the
         Option Plan for Key       Registrant's Current Report
         Employees                 on Form 8-K dated June 22,
                                   1984, filed June 26, 1984
                                   (File No. 1-7231) [Exhibit
                                   10(d)]

10(d)    R. G. Barry Corporation   Incorporated herein by
         Incentive Plan for Key    reference to the
         Employees                 Registrant's Annual Report
                                   on Form 10-K for the fiscal
                                   year ended December 29,
                                   1984 (File No. 0-12667)
                                   [Exhibit 10(e)]

                                   16



Exhibit
  No.    Description               Location
-------  -----------               --------
10(e)    Employment Agreement,     Pages 138 through 155 of this
         dated July 1, 1994,       Annual Report on Form 10-K
         between the Registrant
         and Gordon Zacks

10(f)    Agreement, dated          Incorporated herein by
         September 27, 1989,       reference to the
         between the Registrant    Registrant's Current Report
         and Gordon Zacks          on Form 8-K dated
                                   October 11, 1989, filed
                                   October 12, 1989 (File No.
                                   0-12667) [Exhibit 28.1]

10(g)    Amendment No. 1, dated    Incorporated herein by
         as of October 12, 1994,   reference to the Amendment
         between the Registrant    No. 14 to Schedule 13D,
         and Gordon Zacks          dated January 27, 1995,
                                   filed by Gordon Zacks on
                                   February 13, 1995
                                   [Exhibit 5]

10(h)    Split Dollar Insurance    Incorporated herein by
         Agreement, dated          reference to the
         September 29, 1989,       Registrant's Annual Report
         between the Registrant    on Form 10-K for the fiscal
         and Gordon Zacks          year ended December 30,
                                   1989 (File No. 0-12667)
                                   [Exhibit 10(h)]

10(i)    R. G. Barry Corporation   Incorporated herein by
         Leveraged Employee Stock  reference to the
         Ownership Plan            Registrant's Annual Report
                                   on Form 10-K for the fiscal
                                   year ended December 29,
                                   1990 (File No. 0-12667)
                                   [Exhibit 10(j)]

10(j)    R. G. Barry Corporation   Incorporated herein by
         1988 Stock Option Plan    reference to the
         (Reflects amendments      Registrant's Registration
         through May 11, 1993)     Statement on Form S-8,
                                   filed August 18, 1993
                                   (Registration No. 33-67594)
                                   [Exhibit 4(r)]

                                   17



Exhibit
  No.    Description               Location
-------  -----------               --------
10(k)    Description of Incentive  Incorporated herein by
         Bonus Program             reference to the
                                   Registrant's Annual Report
                                   on Form 10-K for the fiscal
                                   year ended December 28,
                                   1991 (File No. 1-8769)
                                   [Exhibit 10(k)]

10(l)    R. G. Barry Corporation   Incorporated herein by
         Employee Stock Purchase   reference to the
         Plan (Reflects            Registrant's Registration
         amendments and revisions  Statement on Form S-8,
         for stock dividends and   filed August 18, 1993
         stock splits through      (Registration No. 33-67596)
         May 11, 1993)             [Exhibit 4(r)]

10(m)    R. G. Barry Corporation   Incorporated herein by
         1994 Stock Option Plan    reference to the
         (Reflects stock splits    Registrant's Registration
         through June 22, 1994)    Statement on Form S-8,
                                   filed August 24, 1994
                                   (Registration No. 33-83252)
                                   [Exhibit 4(q)]

10(n)    Executive Employment      Pages 156 through 167 of this
         Agreement, dated          Annual Report on Form 10-K
         July 1, 1994, between
         the Registrant and
         Christian Galvis

10(o)    Agreement, dated          Pages 168 through 177 of this
         July 1, 1994, between     Annual Report on Form 10-K
         the Registrant and
         Richard L. Burrell

10(p)    Agreement, dated          Pages 178 through 187 of this
         July 1, 1994, between     Annual Report on Form 10-K
         the Registrant and
         Daniel D. Viren

10(q)    Agreement, dated          Pages 188 through 198 of this
         July 1, 1994, between     Annual Report on Form 10-K
         the Registrant and
         Harry Miller

                                   18

          (b)  Reports on Form 8-K

               There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1994.

          (c)  Exhibits

               Exhibits  filed  with this Annual Report  on  Form
               10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 59.

          (d)  Financial Statement Schedules

               Financial Statement Schedules included with this Annual Report on Form 10-K are attached hereto.
               See "Index to Financial Statements" at page 22.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    R. G. BARRY CORPORATION


Date:  March 29 , 1995              By /s/ Richard L. Burrell
            ----                      -----------------------
                                      Richard L. Burrell,
                                      Senior Vice President-Finance,
                                      Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Name                       Date          Capacity
-------------------------  ----       --------------------------

*Gordon Zacks               *         Chairman of the Board,
                                      President, Chief Executive
                                      Officer and Director

*Richard L. Burrell         *         Senior Vice President-
                                      Finance, Secretary,
                                      Treasurer, Principal
                                      Financial and Accounting
                                      Officer and Director

*Christian Galvis           *         Executive Vice President-
                                      Operations and Director

 Charles E. Ostrander                 Executive Vice President-
                                      Sales & Marketing and
                                      Director

*Leopold Abraham II         *         Director

*Philip G. Barach           *         Director

*William Giovanello         *         Director

*Harvey M. Krueger          *         Director

*Edward M. Stan             *         Director

*By /s/ Richard L. Burrell
    -----------------------
    Richard L. Burrell,
    Attorney-in-Fact
    Date:  March 29, 1995

                            R. G. BARRY CORPORATION
                      __________________________________

                              Financial Statements

                       December 31, 1994, January 1, 1994
                              and January 2, 1993

                           For Inclusion in Form 10-K
                     To Securities and Exchange Commission

                            R. G. BARRY CORPORATION

                         Index to Financial Statements



The consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of December 31, 1994 and January 1, 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 31, 1994, together with the opinion thereon of KPMG Peat Marwick LLP dated February 14, 1995, appearing on pages 15 through 27 of the accompanying 1994 annual report to shareholders are incorporated by reference in this Form 10-K annual report. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1994 fiscal year annual report to shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


ADDITIONAL FINANCIAL DATA:

   Independent Auditors' Report on Financial Statement Schedules

   Schedules for the fiscal years ended December 31, 1994, January 1, 1994 and
      January 2, 1993:

       II Reserves

Five Year Review of Selected Financial Data

     R.G. Barry Corporation and Subsidiaries
--------------------------------------------------------------------------------

SUMMARY OF OPERATIONS (thousands)
Net Sales
Cost of sales
   Gross profit
Selling, general and administrative expenses
Provision for restructuring
Interest expense, net
Royalty income
Earnings (loss) before income taxes and extraordinary credit
Income tax expense (benefit)
Earnings (loss) before extraordinary credit
Extraordinary credit - utilization of net operating loss carryforward Net earnings (loss)

ADDITIONAL DATA
Earnings (loss) per share before extraordinary credit*
Net earnings (loss) per share after extraordinary credit*
Book value per share*
Annual % change in net sales
Annual % change in net earnings (loss)
Net earnings (loss) as a percentage of beginning shareholders' equity Average number of shares outstanding (in thousands)*

FINANCIAL SUMMARY (thousands)
Current assets
Current liabilities
Working capital
Long-term debt and capital leases
Net shareholders' equity
Net property, plant and equipment
Total assets
Capital expenditures, net of disposals
Depreciation and amortization of property, plant and equipment
See also Management's Discussion & Analysis of Financial Condition & Results of perations.
  *Retroactively restated to reflect 4 for 3 share split distributed June 22, 1994.
 **Fiscal year includes fifty-three weeks.



   1994                  1993                1992**                  1991                  1990
--------------------------------------------------------------------------------------------------


 $116,720              $101,172              $101,823              $102,791              $108,929

   69,975                59,795                60,890                69,093                72,551

   46,745                41,377                40,933                33,698                36,378

   39,375                34,322                34,453                32,978                39,664

      --                    --                    --                    --                  5,124

   (1,701)               (1,474)               (2,128)               (2,408)               (2,720)

      333                   400                   400                   400                   616

    6,002                 5,981                 4,752                (1,288)              (10,514)

    2,191                 2,183                 1,711                   (24)               (3,470)

    3,811                 3,798                 3,041                (1,264)               (7,044)

      --                    --                    300                    --                    --

   $3,811                $3,798                $3,341               $(1,264)              $(7,044)



    $0.72                 $0.76                 $0.61                $(0.25)               $(1.42)

    $0.72                 $0.76                 $0.67                $(0.25)               $(1.42)

    $7.41                 $6.19                 $5.40                 $4.70                 $4.88

     15.4%                 (0.6%)                (0.9%)                (5.6%)               (11.3%)

      0.3%                 13.7%                364.3%                 82.1%               (288.1%)

     12.1%                 13.9%                 14.2%                 (5.1%)               (22.4%)

    5,294                 5,024                 5,023                 5,099                 4,968



  $56,399               $39,974               $35,786               $34,105               $40,679

   17,332                12,119                10,607                11,462                13,981

   39,067                27,855                25,179                22,643                26,698

   16,445                 9,745                11,625                12,990                14,525

   41,054                31,483                27,232                23,562                24,863

   13,785                13,410                14,050                14,733                14,430

   76,961                55,635                51,132                49,732                55,885

    2,235                   967                 1,174                 2,474                 1,794

    1,905                 1,607                 1,857                 2,171                 2,317


Market and Dividend Information


     R.G. Barry Corporation and Subsidiaries

     MARKET VALUE (Restated to reflect share split of June 22, 1994)
     --------------------------------------------------------------------------------------------------

                           QUARTER                                 HIGH                   LOW

1994                       FIRST                                 $14.63                $10.59
                           SECOND                                 17.06                 10.41
                           THIRD                                  22.38                 15.00
                           FOURTH                                 24.63                 10.00




1993                       First                                  $6.47                 $4.78
                           Second                                  6.28                  5.06
                           Third                                   7.50                  5.53
                           Fourth                                 12.28                  6.56



Stock Exchange: American Stock Exchange

Stock Ticker Symbol: RGB

Wall Street Journal Listing: BarryRG

Approximate Number of Registered Shareholders: 1,300

A four for three share split was distributed on June 22, 1994 to shareholders of record on June 1, 1994.

No cash dividends were paid during the periods noted. While the Company has no current intention to pay cash dividends, it is currently able to pay cash dividends, and is subject to the restrictions contained in the various loan agreements. See also Note 5 to Consolidated Financial Statements, and Management's Discussion & Analysis of Financial Condition & Results of Operations.

Quarterly Financial Data

     R.G. Barry Corporation and Subsidiaries

     1994 FISCAL QUARTERS                                                in thousands, except net earnings (loss) per share
     ----------------------------------------------------------------------------------------------------------------------

                                            FIRST                SECOND                 THIRD                FOURTH

NET SALES                                 $13,456                $9,406               $37,115               $56,743

GROSS PROFIT                                5,818                 4,457                14,406                22,064

NET EARNINGS (LOSS)                          (942)               (2,010)                2,586                 4,177

NET EARNINGS (LOSS) PER SHARE              $(0.18)               $(0.40)                $0.48                 $0.75


     1993 Fiscal Quarters

                                            First                Second                 Third                Fourth

Net sales                                 $11,158                $8,737               $29,412               $51,865

Gross profit                                5,749                 4,592                11,564                19,472

Net earnings (loss)                        (1,181)               (2,133)                2,039                 5,073

Net earnings (loss) per share              $(0.23)               $(0.43)                $0.41                 $1.01


See also Management's Discussion & Analysis of Financial Condition & Results of Operations.

                                          Management's Discussion & Analysis of
                                    Financial Condition & Results of Operations
-------------------------------------------------------------------------------

ACQUISITION OF VESTURE CORPORATION

During July 1994, the Company purchased all the outstanding stock of Vesture Corporation, which manufactures and markets thermal comfort products. The purchase was paid entirely by the issuance of approximately 319 thousand treasury shares of the Company valued at $5 million. As a result of the purchase the Company recognized approximately $4.6 million in goodwill which is being amortized over a forty year period. The operating results of Vesture are included in the consolidated financial statements for the period following the acquisition by the Company.

FOUR FOR THREE SHARE SPLIT

On May 13, 1994, the Company declared a 4 for 3 share split. The share split was distributed on June 22, 1994, to shareholders of record as of June 1, 1994. All per share calculations have been retroactively restated to give effect to the 4 for 3 share split.

LIQUIDITY AND CAPITAL RESOURCES

The assets used by the Company in the development, production, marketing, warehousing and distribution, and sale of its products consist mainly of current assets such as cash, receivables, inventory, and prepaid expenses; and net property, plant and equipment. Most of the Company's assets are current assets. At year end 1994, 73.3 percent of the Company's assets were current, compared with 71.9 percent at the end of 1993. Substantially all the remaining assets of the Company are net property, plant and equipment.

   At year end 1994, the Company had $39.1 million in net working capital, comprised of $56.4 million in current assets, less $17.3 million in current liabilities. At year end 1993, the Company had $27.9 million in net working capital. About $7.4 million of the increase in net working capital is derived from additional long-term debt that the Company borrowed in July, 1994 (see also the discussion that follows regarding long-term borrowings). An additional $5.1 million of the increase has been generated by current year's operation. In previous years, most of the increase in net working capital was generated from operations.

   The Company ended 1994, with $2.4 million in cash on hand, $21.0 million in trade receivables and $26.1 million in inventories. This compares with $1.5 million in cash at year end 1993, $13.5 million in trade receivables and $17.8 million in inventories.

   Substantially all the increase in trade receivables is attributable to the increase in net sales during the fourth quarter of the year. Net sales increased
9.2 percent, during the fourth quarter, from $51.9 million in 1993 to $56.7 million in 1994.

   Inventories at the end of 1994, increased by $8.3 million from the prior year. Throughout much of the third quarter, the Company purchased additional raw materials, and worked overtime hours to increase its level of finished goods inventory in anticipation of shipping that inventory in the fourth quarter. In early December, 1994, the Company received cancellations on about $3.5 million in orders for thermal comfort products. The Company had already purchased the raw materials, and produced the finished goods inventory and was prepared to ship the orders; but unusually warm weather in the fall of 1994, prompted retailers to place cancellations on orders for thermal products. This left the Company with additional inventory. The Company expects to utilize this added inventory to satisfy expected customer orders for fall of 1995.

   A portion of the increase in inventory is attributable to Vesture Corporation which the Company purchased in 1994. In addition, inventory generally maintained throughout the Company has increased from 1993 to 1994. The Company believes that it has some excess inventory on hand at the end of the year. There has traditionally been little risk of markdown or obsolescence to the Company from this inventory. Throughout 1995, the Company plans to systematically reduce the amount of excess inventory on hand.

   Other receivables at year end 1994 amounted to $2.4 million, compared with $3.5 million at year end 1993. In both years, other receivables were comprised mainly of recoverable customs duties, and balances that the Company expects to collect from its supplier in the orient.

   The Company traditionally leases most of its facilities. During 1994, a warehouse was leased in Laredo, Texas, to handle the storage and distribution of thermal comfort products. Also, late in 1994, the Company leased a facility in Asheboro, North Carolina to combine the operating facilities of Vesture Corporation into one location.

In 1993, the Company leased a manufacturing plant in Zacatecas, Mexico.

   The operations of the Company have historically been funded by internally generated capital. In recent years, the Company has relied on its Revolving Credit Agreement ("Revolver") to provide any additional capital requirements, including seasonal working capital needs.

Management's Discussion & Analysis of
Financial Condition & Results of Operations

     continued
   ----------------------------------------------------------------------------

   During 1994, the Company issued a $15 million, 9.7% Note, due in 2004. The Note has certain covenants which the Company believes are normally found in agreements of this type. The Note places restrictions on the amount of future borrowings the Company may incur, and contains other financial covenants. The Note requires semi-annual interest payments beginning in 1995, with principal repayments commencing in 1998. A portion of the proceeds of the Note was used to prepay the $2.8 million outstanding balance of 10 3/8% Notes due in 1997. The balance of the proceeds were used to repay long-term borrowings under the Revolver of $5.5 million, and to add about $7.4 million to the net working capital of the Company.

   The Company and its lending banks have modified certain covenants of the Revolver several times in the last few years in order to meet the Company's needs. During 1993, the Revolver was amended to extend its term through June 30, 1995, and in February 1994, it was amended to modify certain other covenants. The Company has discussed, with its banks, the need to renew and extend the Revolver. During 1995, the Company intends to seek a multiyear extension of the term of the Revolver in order to better meet the Company's anticipated financing needs for a longer period. The Company is in compliance with all covenants of the Revolver and all other debt agreements.

   The Revolver provides the Company with a seasonally adjusted available line of credit ranging from $5.5 million as of December 31st annually, to a peak of $38.0 million during the months of July through November. The Revolver contains certain restrictions relating to net working capital, tangible net worth, additional seasonal borrowings, gross sales and maximum annual capital expenditures, all as explained in the Revolver.

        During 1994, the maximum amount that the Company borrowed under the Revolver was $26 million. At the end of 1994, $2 million in notes were outstanding and classified as short-term notes in the accompanying consolidated financial statements. During 1993, the maximum amount that the Company borrowed under the Revolver, was $35.0 million, including $5.5 million, which at the end of 1993 was classified as long-term debt in the accompanying consolidated financial statements.

   In June, 1994, the Company distributed a four for three share split, as discussed above. The Company last paid cash dividends in 1981. While the Company's various loan agreements, at year end 1994, permit the payment of dividends and the repurchase of common shares for treasury, the Company has no current plans to resume the payment of cash dividends. Subject to certain limitations contained in various loan agreements, the Company may borrow additional long term debt, should that be necessary. See Note 5 to the Consolidated Financial Statements for additional information.

   The Company believes that it has a strong balance sheet, with good financial ratios. At year end 1994, the Company's total capitalization amounted to $57.5 million. It was comprised of 28.6 percent long-term debt and capital lease obligations and 71.4 percent equity. This compares with total capitalization of $41.2 million at year end 1993, with a ratio of 23.6 percent long-term debt and capital lease obligations and 76.4 percent equity. The Company's current ratio, a relationship of current assets to current liabilities, was 3.25 to 1 at year end 1994, compared with 3.30 to 1 at year end 1993.

IMPACT OF MEXICAN PESO DEVALUATION

In late December 1994, the Mexican Peso suffered increasing devaluation pressure on world currency markets. When compared with its value throughout most of 1994, by early March 1995, the Peso had declined in value versus the US Dollar by approximately 50 percent. The Company believes that the longer term exchange value of the Peso will not be clear for several months, as world currency markets settle upon a new exchange value.

   The Company believes that, during 1995, the devaluation will have a positive impact on its cost of manufacturing, and a negative impact of its sales to Mexican customers. The magnitude of the impact is not readily determinable, as it is dependent upon a number of factors. Those factors include: i) the ultimate exchange value of the Peso, and ii) the impact of offsetting potential inflationary increases in the cost of the wages, goods and services that the Company purchases in Mexico. While none of these are known currently, the Company believes the net effect in 1995 will be favorable.

EFFECT OF NEW ACCOUNTING STANDARDS
FINANCIAL ACCOUNTING STANDARDS NO. 109 - "ACCOUNTING FOR INCOME TAXES"

In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax

                                          Management's Discussion & Analysis of
                                    Financial Condition & Results of Operations

                                                                      continued
-------------------------------------------------------------------------------

consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   The Company adopted Statement 109 on the first day of fiscal 1993. The cumulative effect of this change in accounting method for income taxes had no material impact on the consolidated statement of operations. Prior periods' financial statements have not been restated to apply the provisions of Statement 109.

   In order to realize the deferred tax asset established, the Company will need to generate future taxable income or be able to carryback taxable income to 1994, 1993 or 1992, totaling $7.8 million. The Company's income before taxes and taxable income history is as follows (in thousands):


                                       1994             1993              1992
--------------------------------------------------------------------------------
Pretax book income                    $6,002            5,981             4,752

Taxable income                        $5,353            5,229             4,417



   The Company believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, or in periods in which a carryback to 1994, 1993 or 1992 is available. Further, the Company believes it has available certain alternate tax planning strategies, principally related to the LIFO method of accounting for inventory, that could be implemented, if necessary, to supplement taxable income from operations. The Company has considered the above factors in concluding that it is more likely than not that the Company will realize the benefits of existing deferred tax assets. There can be no assurance, however, that the Company will generate any specific level of continuing earnings. See also Note 7 to the Consolidated Financial Statements for additional information concerning Income Taxes.

RESULTS OF OPERATIONS
1994 SALES AND OPERATIONS COMPARED WITH 1993

During 1994, the Company successfully expanded the net sales of thermal comfort products, providing substantially all of the growth in net sales from 1993. The acquisition of Vesture Corporation, the originators of thermal comfort products, in July 1994, enhanced the Company's growth in the thermal comfort products marketplace.

   During 1994, net sales grew 15.4 percent to $116.7 million from $101.2 million during 1993. Substantially all the growth in net sales occurred in thermal comfort products. As a result of unseasonably warm fall and early winter weather throughout much of the United States, the Company received order cancellations of approximately $3.5 million in thermal comfort products from department store cold weather departments. Had it not been for those cancellations, net sales would have been near $120 million.

   Gross profit for the year increased to $46.7 million from $41.7 million in 1993. Gross profit as a percent of net sales declined slightly in 1994 to 40.0 percent, having been 40.9 percent in 1993. The reasons for the slight decline include the added costs the Company incurred following the implementation of a fully integrated manufacturing control software system. As a result of the implementation of this system, which occurred during the second quarter, the Company experienced delays in production, resulting in lost slipper production and adverse manufacturing variances, during the final nine months of the year. Manufacturing variances were also incurred as the Company increased head-counts to catch up on production. This increased spending lowered efficiencies and adversely affected gross profit for the year. The lost production also adversely affected slipper deliveries in 1994.

   Selling, general and administrative expenses increased by 14.7 percent during 1994, to $39.4 million from $34.3 million in 1993. Much of the increase is in the area of marketing, selling and promotional support programs put into place to support increases in net sales.

   Royalty income in 1994, declined from 1993. The royalty agreement in place for many years, was terminated at the request of the licensee. The Company is in the process of negotiating a new agreement, at a reduced royalty, to replace the previous agreement.

   Net interest expense in 1994, increased to $1.7 million from $1.4 million in 1993. The primary cause of the increased interest was the increase in the amount of long-term debt that the Company carried since borrowing $15 million in July 1994. During 1994, the average short-term bank borrowings amounted to $12.5 million, compared with $14.2 million during 1993. Interest rates on short term seasonal borrowings in 1994 averaged 5.7 percent, compared with 4.9 percent in 1993.

Management's Discussion & Analysis of
Financial Condition & Results of Operations

     continued
   -----------------------------------------------------------------------------

   For the year, earnings before income taxes amounted to $6.0 million, up slightly from prior year's pretax earnings of $5.98 million. Net earnings after taxes amounted to $3.81 million up slightly from the prior year's net earnings of $3.80 million. Earnings per common share amounted to $0.72 in 1994 compared with $0.76 in 1993. The principle cause of the decline in earnings per share results from the additional shares outstanding following the purchase of Vesture Corporation. All per share calculations have been retroactively restated to give effect to the 4 for 3 share split distributed to shareholders on June 22, 1994.

1993 SALES AND OPERATIONS COMPARED WITH 1992

Net sales in 1993 totaled $101.2 million, which was slightly less than net sales of $101.8 million in 1992. During the first half of 1993, net sales were about $600 thousand less than in the first six months of 1992. During the second six months of both 1992 and 1993, net sales were essentially flat at $81.3 million.

   During the fall of 1993, the Company test marketed a microwave heated seat cushion in several cities. The test results were very encouraging. The test in 1993 had no material impact on the net sales or results of operations for 1993.

   Gross profit improved in 1993 compared with the prior year. Gross profit as a percent of net sales amounted to 40.9 percent in 1993, increasing from 40.2 percent in 1992. Improved manufacturing efficiencies, and the increased use of computer aided cutting of materials were positive influences on holding manufacturing costs in line for the year. Many cost reduction plans, begun in earlier years, contributed to improved gross profit margins.

   Selling, general and administrative expenses of $34.3 million in 1993, were essentially flat with those incurred in 1992 of $34.5 million.

   Interest expense in 1993 was substantially lower than in 1992, principally resulting from lower long-term debt outstanding and from lower short-term interest rates incurred by the Company. In 1993, short-term rates were about 1.3 percent lower than in 1992. During 1993, the Company's average short-term borrowings amounted to $14.2 million compared with average short-term borrowings in 1992 of $14.7 million.

   Earnings before income taxes were $6.0 million for 1993, compared with $4.8 million in 1992. Net earnings after taxes amounted to $3.8 million for 1993, or $0.76 per share. For 1992, earnings before an extraordinary credit from the utilization of a net operating loss carryforward, amounted to $3.0 million, or $0.61 per share. Net earnings after the extraordinary credit amounted to $3.3 million or $0.67 per share. No similar extraordinary credit was available in 1993.

1992 SALES AND OPERATIONS COMPARED WITH 1991

The operations of the Company returned to profitability in 1992. The implementation of previous years' restructuring decisions had been largely completed, and the operations of the Company benefited from restructuring.

   For 1992, the Company's net sales were $101.8 million, slightly less than net sales for 1991 of $102.8 million. The Company anticipated that the economy would not improve during 1992 and operated accordingly.

   Gross profit of the Company improved during 1992 to 40.2 percent, compared with gross profit of 32.8 percent during 1991. Nearly all the gross profit improvement resulted from cost reductions, directly related to the cost reduction strategies implemented following the restructuring that began in early 1991.

   Selling, general and administrative expenses increased in 1992 to $34.4 million from $33.0 million in 1991. During 1991, the Company pared back many of its marketing and sales programs. The restoration of these programs, in 1992, coupled with cost increases resulted in increased selling, general and administrative expenses for the year.

   Net interest expense declined during 1992 to $2.1 million, from $2.4 million in 1991. Most of the decline resulted from lower interest rates in 1992, although the improved profitability of the Company translated into lower average borrowings during the year.

   As a result of the improved operating performance of the Company for the year, the Company earned a pretax profit of $4.8 million compared with a pretax loss in 1991 of $1.3 million. After taxes and before an extraordinary credit, in 1992, the Company earned $3.0 million, or $0.61 per share, compared with an after tax loss in 1991 of $1.3 million, or a loss of $0.25 per share. As a result of the losses that the Company incurred in 1991, the Company had available a net operating loss carryforward that was used in 1992. The financial impact of utilization of the carryforward, was the realization of an extraordinary credit for the tax impact of the carryforward equal to $300 thousand. After taxes and the extraordinary credit, the Company earned $3.3 million, or $0.67 per share in 1992.

                                                   Consolidated Balance Sheets

                                       R.G. Barry Corporation and Subsidiaries

                                                                           DECEMBER 31, 1994                January 1, 1994
---------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)

ASSETS

CURRENT ASSETS:

   Cash (note 5)                                                                  $2,360                  $1,483

   Accounts and note receivable:

   Trade (less allowance for doubtful receivables, returns and
   promotions of $4,100,000 and $5,166,000, respectively)                        20,972                    13,522

   Other                                                                           2,440                    3,520

   Inventory (note 3)                                                             26,062                   17,751

   Deferred federal income taxes (note 7)                                          2,635                    2,457

   Prepaid expenses                                                                1,930                    1,241
                                                                                 -------                  -------
   Total current assets                                                           56,399                   39,974
                                                                                 -------                  -------
Property, plant and equipment, at cost (notes 4 and 6)                            35,663                   33,479

   Less accumulated depreciation and amortization                                 21,878                   20,069
                                                                                 -------                  -------
   Net property, plant and equipment                                              13,785                   13,410
                                                                                 -------                  -------
Deferred federal income taxes (note 7)                                               324                      324

Goodwill (less accumulated amortization of $48,000) (note 2)                       4,578                       --

Other assets                                                                       1,875                    1,927
                                                                                 -------                  -------
                                                                                 $76,961                  $55,635
                                                                                 =======                  =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current installments of long-term debt and capital lease

   obligations (notes 5 and 6)                                                      $677                  $1,373

   Short-term note payable (note 5)                                                2,000                      --

   Accounts payable                                                                8,174                   4,878

   Accrued expenses (note 8)                                                       6,481                   5,868
                                                                                 -------                 -------
   Total current liabilities                                                      17,332                  12,119
                                                                                 -------                 -------
Accrued supplemental retirement plan (note 9)                                      2,130                   2,288

Long-term debt and capital lease obligations, excluding current installments:

   Long-term debt (note 5)                                                        15,700                   8,820

   Capital lease obligations (note 6)                                                745                     925
                                                                                 -------                 -------
   Long-term debt and capital lease obligations                                   16,445                   9,745
                                                                                 -------                 -------
   Total liabilities                                                              35,907                  24,152
                                                                                 -------                 -------
SHAREHOLDERS' EQUITY (NOTES 5, 10 AND 11):

Preferred shares, $1 par value. Authorized 4,000,000 Class A,
   500,000 Class B, and 500,000 Series I Junior Participating

   Class B shares; none issued                                                         --                    --

Common shares, $1 par value. Authorized 7,500,000 shares;
   issued 5,543,000 and 3,815,000 shares (excluding treasury
   shares of 537,000 and 821,000, respectively)                                    5,543                   3,815

Additional capital in excess of par value                                         16,770                  12,905

Deferred compensation                                                                 --                    (167)

Retained earnings                                                                 18,741                  14,930
                                                                                 -------                 -------
   Net shareholders' equity                                                       41,054                  31,483
                                                                                 -------                 -------
                                                                                 $76,961                 $55,635
                                                                                 =======                 =======
Commitments and contingencies (notes 6, 12 and 13)

See accompanying notes to consolidated financial statements.


Consolidated Statements of Earnings

     R.G. Barry Corporation and Subsidiaries

                                                          DECEMBER 31, 1994      January 1, 1994       January 2, 1993
----------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands, except per share data)
Net sales                                                      $116,720              $101,172              $101,823

Cost of sales                                                    69,975                59,795                60,890
                                                               --------              --------              --------
   Gross profit                                                  46,745                41,377                40,933
Selling, general and administrative expenses                     39,375                34,322                34,453
                                                               --------              --------              --------
   Operating income                                               7,370                 7,055                 6,480

Royalty income                                                      333                   400                   400

Interest expense, net of interest income of $152,000,
   $19,000 and $17,000, respectively                             (1,701)               (1,474)               (2,128)
                                                               --------              --------              --------
   Earnings before income taxes and

   extraordinary credit                                           6,002                 5,981                 4,752
Income tax expense (note 7)                                       2,191                 2,183                 1,711
                                                               --------              --------              --------
   Earnings before extraordinary credit                           3,811                 3,798                 3,041

Extraordinary credit--utilization of net operating
   loss carryforward                                                 --                    --                   300
                                                               --------              --------              --------
   Net earnings                                                  $3,811                $3,798                $3,341
                                                               --------              --------              --------
Earnings per common share:
   Earnings before extraordinary credit                          $  .72                  $.76                  $.61

   Extraordinary credit                                              --                    --                   .06
                                                               --------              --------              --------
   Net earnings                                                  $  .72                  $.76                  $.67
                                                               ========              ========              ========


Consolidated Statements of Shareholders' Equity

     R.G. Barry Corporation and Subsidiaries



                                                                       Additional
                                                                       capital in
                                                        Common          excess of          Deferred           Retained
                                                        shares          par value        compensation         earnings
----------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Balance at December 28, 1991                            $3,761           $12,615            $(605)           $7,791

   Net earnings                                             --                --               --             3,341

   Tender of 21,000 shares (note 10)                       (21)             (106)              --                --

   Stock options exercised, 42,000 shares issued            42               143               --                --

   Amortization of deferred compensation (note 10)          --                --              271                --
                                                        ------           -------            -----           -------
Balance at January 2, 1993                               3,782            12,652             (334)           11,132

   Net earnings                                             --                --               --             3,798

   Stock options exercised, 63,000 shares issued            63               331               --                --

   Amortization of deferred compensation (note 10)          --                --              167                --

   Purchase of 30,000 shares (note 10)                     (30)             (199)              --                --

   Tax benefit associated with the activity

   under various stock plans                                --               121               --                --
                                                        ------           -------            -----           -------
Balance at January 1, 1994                               3,815            12,905             (167)           14,930

   Net earnings                                             --                --               --             3,811

   Stock options exercised, 84,000 shares issued            84               367               --                --

   Amortization of deferred compensation (note 10)          --                --              167                --

   Four-for-three stock split (including

   $8,000 paid for fractional shares)                    1,275            (1,283)              --                --

   Issuance of 319,000 shares in the Vesture

   Corporation acquisition (note 2)                        319             4,681               --                --

   Issuance of 86,000 shares in connection

   with the employee stock purchase plan                    86               245               --                --

   Purchase of 30,000 shares (note 10)                     (30)             (488)              --                --

   Tender of 6,000 shares (note 10)                         (6)              (98)              --                --

   Tax benefit associated with the activity

   under various stock plans                                --               441               --                --
                                                        ------           -------            -----           -------
Balance at December 31, 1994                            $5,543           $16,770              $--           $18,741
                                                        ======           =======            =====           =======


See accompanying notes to consolidated financial statements.

                                         Consolidated Statements of Cash Flows

                                       R.G. Barry Corporation and Subsidiaries



                                                                    DECEMBER 31, 1994     January 1, 1994     January 2, 1993
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Cash flows from operating activities:

   Net earnings                                                           $3,811             $3,798              $3,341

   Adjustments to reconcile net earnings to net cash

   provided by (used in) operating activities:

   Tax benefit associated with the activity under

   various stock plans                                                       441                121                  --

   Depreciation and amortization of property,

   plant and equipment                                                     1,905              1,607               1,857

   Amortization of goodwill                                                   48                 --                  --

   Deferred federal income tax provision (credit)                           (178)               105                (428)

   Loss (gain) on disposal of property, plant and equipment                  (15)                57                  20

   Amortization of deferred compensation                                     167                167                 271

   Net (increase) decrease in:

   Accounts and note receivable                                           (6,157)            (5,275)             (1,158)

   Inventory                                                              (7,552)            (1,612)             (1,696)

   Prepaid expenses                                                         (688)              (247)                489

   Refundable income taxes                                                    --                 --               1,093

   Other assets                                                               58               (939)                (94)

   Net increase (decrease) in:

   Accounts payable                                                        2,903              1,677              (1,485)

   Accrued expenses                                                          348               (206)              2,410

   Accrued supplemental retirement plan                                     (158)               620                 240
                                                                          ------             ------             -------
   Net cash provided by (used in) operating activities                    (5,067)              (127)              4,860
                                                                          ------             ------             -------
Cash flows from investing activities:

   Additions to property, plant and equipment                             (2,234)            (1,034)             (1,195)

   Proceeds from disposal of property, plant and equipment                    14                 10                   1
                                                                          ------             ------
   Net cash used in investing activities                                  (2,220)            (1,024)             (1,194)
                                                                          ======             ======             =======
Cash flows from financing activities:

   Repayment of long-term debt, capital lease obligations

   and short-term note payable                                            (6,996)            (1,839)             (3,435)

   Proceeds from borrowing debt                                           15,000                 --                  --

   Proceeds from stock options exercised                                     782                394                 185

   Purchase of common shares for treasury                                   (622)              (229)               (127)
                                                                          ------             ------             -------
   Net cash provided by (used in) financing activities                     8,164             (1,674)             (3,377)
                                                                          ------             ------             -------
Net increase (decrease) in cash                                              877             (2,825)                289

Cash at beginning of year                                                  1,483              4,308               4,019
                                                                          ------             ------             -------
Cash at end of year                                                       $2,360             $1,483              $4,308
                                                                          ======             ======             =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                                          $1,351             $1,633              $2,063
                                                                          ------             ------             -------
   Income taxes paid (refunded)                                           $1,770             $1,853             $(1,150)
                                                                          ======             ======             =======




See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

     R.G. Barry Corporation and Subsidiaries
--------------------------------------------------------------------------------

 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation and Industry Information

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates in the comfort products industry.

         In 1994, two customers accounted for approximately 26% of the Company's net sales. In 1993, two customers accounted for approximately 25% of the Company's net sales. In 1992, three customers accounted for approximately 33% of net sales. Substantially, all the Company's sales are to customers involved in the retail industry.

     (b) Inventory

         Inventory is valued at the lower of cost or market. Substantially all ending inventory costs in 1993 and 1992 are determined on the last in, first out (LIFO) basis and the remainder are determined on the first in, first out (FIFO) basis. Approximately 76% of the 1994 ending inventory costs are determined on the LIFO basis.

     (c) Depreciation and Amortization

         Depreciation and amortization have been provided substantially on the double declining-balance method over the estimated useful lives of the assets prior to September 30, 1991. On or after October 1, 1991, the Company adopted the straight-line method of depreciation on its machinery and equipment for all property acquired after October 1, 1991. Similar equipment placed in service prior to October 1, 1991 continues to be depreciated by the double declining-balance method.

         The Company has capitalized hardware and software costs related to its new computer system and is amortizing such costs on a straight-line basis over a five-year period. At December 31, 1994, costs related to the hardware and software are included in machinery and equipment. Substantially all construction in progress (see note 4) at January 1, 1994 is related to the new computer system.

     (d) Revenue Recognition

         The Company recognizes revenue when the goods are shipped to customers.

     (e) Income Taxes

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Effective January 3, 1993, the Company adopted Statement 109. The cumulative effect of that change was immaterial to the 1993 consolidated statement of earnings.

         Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

     (f) Preferred Shares

         Each Class A Preferred share is entitled to one-tenth of one vote, while each Class B Preferred share, including the Series I Junior Participating shares, is entitled to ten votes. The preferred shares are entitled to a preference in liquidation. The Series I Junior Participating Class B Preferred shares are entitled to cumulative dividends at a quarterly rate of five cents per share. None of these shares have been issued.

     (g) Employee Retirement Plans

         Retirement plan expense is determined in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (FAS 87).

                                     Notes to Consolidated Financial Statements

                                        R.G. Barry Corporation and Subsidiaries

                                                                      continued
--------------------------------------------------------------------------------

     (h) Per-Share Information

         Earnings per common share have been computed using the average number of shares outstanding each year (5,294,000; 5,024,000; and 5,023,000 in 1994, 1993 and 1992, respectively). There is no material dilution in the per-share information as a result of outstanding stock options. The average number of shares in 1993 and 1992 have been adjusted to reflect the four-for-three stock split.

     (i) Reclassification

         Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

 (2)  ACQUISITION

      Effective July 14, 1994, the Company acquired all of the outstanding stock of Vesture Corporation of Randleman, North Carolina. Vesture Corporation manufactures and markets microwave heated comfort products. The acquisition has been accounted for by the purchase method of accounting. The purchase price was paid by the issuance of approximately 319,000 common shares of the Company held in treasury, valued at $5,000,000. As a result of the purchase, the Company recognized approximately $4,600,000 in goodwill which is being amortized on a straight-line basis over 40 years. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

 (3)  INVENTORY

      If the FIFO method had been used to value inventory, inventory would have been $2,669,000, $2,915,000, and $2,933,000 higher than that reported at the end of 1994, 1993 and 1992, respectively. Because LIFO inventory is valued using the dollar value method, it is impracticable to separate inventory values between raw materials, work-in-process and finished goods.

 (4)  PROPERTY, PLANT AND EQUIPMENT


                                                               DECEMBER 31,            January 1,         Estimated
                                                                   1994                  1994           life in years
                                                           ----------------------------------------------------------
                                                                       (in thousands)
      Land and improvements                                        $572                  $572                 8-15

      Buildings and improvements                                  5,943                 5,915                40-50

      Machinery and equipment                                    22,456                18,794                 3-10

      Leasehold improvements                                      6,221                 5,958                 5-20
                                                                                                             -----
      Construction in progress                                      471                 2,240
                                                                -------               -------
                                                                $35,663               $33,479
                                                                =======               =======


      See note 6 for a summary of property and equipment, included above, representing capitalized leases.

 (5)  LONG-TERM DEBT AND RESTRICTIONS

                                                                                    DECEMBER 31,           January 1,
                                                                                       1994                  1994
                                                                                   ------------           ----------
                                                                                             (in thousands)
      9.7% note, due July 2004                                                        $15,000                $   --

      9 3/4% Subordinated Sinking Fund Debentures due April 1996                        1,197                 1,693

      10 3/8% notes, due July 1997                                                         --                 2,830

      Revolving Credit Notes                                                               --                 5,500
                                                                                      -------               -------
      Total long-term debt                                                             16,197                10,023

      Less current installments                                                           497                 1,203
                                                                                      -------               -------
      Long-term debt, excluding current installments                                  $15,700                $8,820
                                                                                      =======               =======

      On July 5, 1994, the Company issued a $15 million 9.7% note, due July 2004. The note requires semi-annual interest payments, with annual principal repayments commencing in 1998. A portion of the proceeds of the note was used to prepay $2.83 million of 10 3/8% notes due July 1997.

      In December 1993, the Company amended the revolving credit agreement with its banks. The new agreement provides the Company with a seasonally adjusted amount of credit that has a minimum availability of $5.5 million and a peak availability of $38 million, with interest at prevailing rates (8.5% in 1994 and 5% in 1993). Advances under the revolving credit agreement are due June 30, 1995. At December 31, 1994, $2 million was outstanding.

Notes to Consolidated Financial Statements

    R.G. Barry Corporation and Subsidiaries

        continued
    ----------------------------------------------------------------------------

      The indentures related to the Subordinated Sinking Fund Debentures require annual payments to the trustee sufficient to redeem approximate annual principal amounts as follows: $497,000 in 1995 and $700,000 in 1996. The 9 3/4% debentures are redeemable in whole or in part without premium.

      Under the most restrictive covenants of the various loan agreements, the Company is (1) required to maintain a seasonally adjusted minimum working capital, as defined; (2) required to maintain a minimum seasonally adjusted tangible net worth, as defined; (3) required to restrict the annual acquisition of fixed assets; (4) required to achieve a seasonally adjusted minimum amount of gross sales and open orders, as defined; and
      (5) restricted with regard to the amount of additional borrowings, purchase of treasury shares and payment of dividends. At December 31, 1994, approximately $7,700,000 of retained earnings was available for the payment of cash dividends and the purchase of treasury shares (see also note 10). There were no covenant violations during fiscal 1994 and 1993.

      The Company maintains compensating cash balances, which are not legally restricted, to defray the costs of other banking services provided.

 (6)  LEASED ASSETS AND LEASE COMMITMENTS

      The Company has lease agreements with local governments which issued Industrial Development Revenue Bonds to construct and purchase office and plant facilities and equipment. The leases expire in 1998 and 1999, at which time the Company has the right to acquire (at nominal amounts) the property under these lease agreements. The Company also has the option to acquire these leased assets prior to the expiration of the leases for amounts approximating the outstanding bonds, plus accrued interest. The outstanding bonds bear interest from 6.5% to 6.6%.

      At December 31, 1994, minimum lease payments due under these capital leases are:


      Fiscal year                                                Amount
      -----------------------------------------------------------------
                                                         (in thousands)
      1995                                                         $238

      1996                                                          236

      1997                                                          239

      1998                                                          235

      1999                                                          144
                                                                  -----
         Total minimum lease payments                             1,092

      Less amount representing interest                             167
                                                                  -----
      Present value of minimum lease payments                      $925
                                                                  =====

      The present value of minimum capital lease payments are reflected in the balance sheets:


                                      DECEMBER 31, 1994       January 1, 1994
                                      ---------------------------------------
                                              (in thousands)
      Current                                $180                  $170

      Noncurrent                              745                   925
                                             ----                ------
                                             $925                $1,095
                                             ====                ======



      These leased assets are capitalized in property, plant and equipment:


                                      DECEMBER 31, 1994       January 1, 1994
                                      ---------------------------------------
                                               (in thousands)
      Land and improvements                  $424                  $424

      Buildings and improvements            3,067                 3,036

      Machinery and equipment                 287                   279
                                           ------                ------
                                            3,778                 3,739

      Less accumulated amortization         2,324                 2,249
                                           ------                ------
         Net book value                    $1,454                $1,490
                                           ======                ======

                                      20

                                     Notes to Consolidated Financial Statements

                                       R.G. Barry Corporation and Subsidiaries

                                                                     continued
--------------------------------------------------------------------------------


      The Company occupies certain manufacturing, warehousing, operating and sales facilities and uses certain equipment under other cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at December 31, 1994 follows:




      Fiscal year                                                Amount
      -----------------------------------------------------------------
                                                         (in thousands)
      1995                                                       $2,996

      1996                                                        2,958

      1997                                                        2,372

      1998                                                        1,817

      1999                                                        1,535

      2000-2004                                                   2,964

      2005-2007                                                   1,445
                                                                -------
                                                                $16,087
                                                                =======

      Substantially all of these operating lease agreements are renewable for periods of 3 to 15 years and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in 1994, 1993 and 1992 amounted to $3,480,000, $2,619,000, and $2,665,000, respectively.

 (7)  INCOME TAXES

      Effective January 3, 1993, the first day of fiscal 1993, the Company adopted Financial Accounting Standards Board Statement 109, Accounting for Income Taxes (FASB 109). The cumulative effect of this change determined as of January 3, 1993, had no material impact on the consolidated statement of earnings. The 1992 financial statements have not been restated to apply the provisions of FASB 109.

      Income tax expense (benefit) consists of:


                                                                   1994                  1993                  1992
                                                               ----------------------------------------------------
                                                                                    (in thousands)
      Current expense:

      Federal                                                    $2,083                $1,714                $1,502

      Foreign                                                        50                   129                    31

      State                                                         236                   235                   306
                                                                 ------                ------                ------
                                                                  2,369                 2,078                 1,839

      Deferred federal expense (benefit)                           (178)                  105                  (428)

      Charge equivalent to utilization of

      net operating loss carryforward                                --                    --                   300
                                                                 ------                ------                ------
                                                                 $2,191                $2,183                $1,711
                                                                 ======                ======                ======

      The differences between income taxes computed by applying the statutory federal income tax rate (34%) and income tax expense in the consolidated financial statements are:

                                                                   1994                  1993                  1992
                                                                ---------------------------------------------------
                                                                                   (in thousands)
      Computed "expected" tax expense                            $2,041                $2,034                $1,616

      State income taxes, net of federal income taxes               156                   155                   202

      Foreign income tax expense                                     50                   129                    31

      Adjustment of estimated income tax liabilities

      for prior years                                              (181)                 (252)                   --

      Other, net                                                    125                   117                  (138)
                                                                 ------                ------                ------
                                                                 $2,191                $2,183                $1,711
                                                                 ======                ======                ======

                                     Notes to Consolidated Financial Statements

                                        R.G. Barry Corporation and Subsidiaries

                                                                      continued
-------------------------------------------------------------------------------
      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1994 and January 1, 1994 are presented below:

                                                                            DECEMBER 31, 1994       January 1, 1994
                                                                            ---------------------------------------
                                                                                             (in thousands)
      Deferred tax assets:

      Accounts receivable, principally due to allowances for returns,
      promotions and doubtful accounts                                                 $1,555                $1,548

      Inventories, principally due to additional costs inventoried for
      tax purposes                                                                        599                   456

      Package design costs not currently deductible for tax purposes                      284                   321

      Certain accounting accruals, including such items as
      self-insurance costs, vacation costs, and others, not currently
      deductible for tax purposes                                                         481                   399

      Pension costs not currently deductible for tax purposes                             742                   632

      Deferred compensation not currently deductible for tax purposes                      --                    54
                                                                                       ------                ------
          Total deferred tax assets                                                     3,661                 3,410

      Deferred tax liabilities--

      Basis differences and differing methods of depreciation
      for book and tax purposes                                                          (702)                 (629)
                                                                                       ------                ------
          Net deferred tax assets                                                      $2,959                $2,781
                                                                                       ======                ======


      For the fiscal year 1992, deferred income tax expense (benefit) results from temporary differences in the recognition of revenues and expenses for financial accounting and income tax purposes. Components of the deferred tax expense (benefit) were:

                                                                                                         (in thousands)
                                                                                                         --------------
      Corporate restructuring costs currently deductible                                                       $123
      Net operating loss not currently realized                                                                (300)
      Pension plans cost currently deductible for tax purposes                                                   29
      Change in return and promotional allowances not currently deductible for tax purposes                     (54)
      Inventory costs not currently deductible for tax purposes                                                 (42)
      Deferred compensation not currently deductible for tax purposes                                           (92)
      Package design costs not currently deductible for tax purposes                                            (92)
      Tax depreciation over book depreciation                                                                    32
      Self-insurance costs currently deductible for tax purposes                                                 26
      Contribution carryforward utilized for tax purposes                                                        40
      Franchise and other taxes not currently deductible for tax purposes                                       (83)
      Other, net                                                                                                (15)
                                                                                                              -----
                                                                                                              $(428)
                                                                                                              =====
 (8)  ACCRUED EXPENSES

                                                                            DECEMBER 31, 1994       January 1, 1994
                                                                            ---------------------------------------
                                                                                             (in thousands)
      Salaries and wages                                                                 $893                $1,169

      Income taxes                                                                      2,222                 2,145

      Pensions, medical and other benefits                                                548                   698

      Taxes, other than income taxes                                                      685                   782

      Other                                                                             2,133                 1,074
                                                                                       ------                ------
                                                                                       $6,481                $5,868
                                                                                       ======                ======
                                      22

                                      Notes to Consolidated Financial Statements

                                         R.G. Barry Corporation and Subsidiaries

                                                                       continued
--------------------------------------------------------------------------------

 (9)  EMPLOYEE RETIREMENT PLANS

      The Company and its domestic subsidiaries have noncontributory retirement plans for the benefit of salaried and nonsalaried employees (the Plans).

      The employees covered under the Plans are eligible to participate upon the completion of one year of service. Salaried retirement plan benefits are based upon a formula applied to a participant's final average salary and years of service, which is reduced by a certain percentage of the participant's social security benefits. Nonsalaried retirement plan benefits are based on a fixed amount for each year of service. The Plans provide reduced benefits for early retirement. The Company intends to fund the minimum amounts required under the Employee Retirement Income Security Act of 1974.

      The funded status of the salaried retirement plan and the prepaid retirement cost recognized at December 31, 1994 and January 1, 1994 are:



                                                                                 DECEMBER 31,  1994       January 1, 1994
                                                                                 ----------------------------------------
                                                                                               (in thousands)
      Actuarial present value of benefit obligations:

      Accumulated benefit obligation, including vested benefit of
      $6,550,000 and $6,226,000, respectively                                          $6,744                $6,449

      Projected effect of increase in compensation levels                               1,178                 1,378
                                                                                       ------                ------
      Projected benefit obligation (PBO)                                                7,922                 7,827

      Plan assets at fair value                                                         9,520                 9,409
                                                                                       ------                ------
      Plan assets in excess of PBO                                                      1,598                 1,582

      Unrecognized net loss from past experience different from that
      assumed and effects of changes in actuarial assumptions                           1,076                 1,055

      Unamortized net asset existing at the date of adoption of
      FAS No. 87, which is being amortized over approximately 12 years                   (688)                 (838)

      Unrecognized prior service cost                                                    (853)                 (712)
                                                                                       ------                ------
      Prepaid retirement cost recognized in the accompanying
      consolidated balance sheets                                                      $1,133                $1,087
                                                                                       ------                ------



      The funded status of the nonsalaried retirement plan and the accrued retirement cost recognized at December 31, 1994 and January 1, 1994 are:



                                                                                DECEMBER 31,  1994       January 1, 1994
                                                                                ----------------------------------------
                                                                                            (in thousands)
      Actuarial present value of benefit obligations--

      Accumulated benefit obligation, including vested benefit of
      $8,291,000 and $8,202,000, respectively                                         $ 8,442               $ 8,350

      Plan assets at fair value                                                         7,442                 7,462
                                                                                      -------               -------
      Accumulated benefit obligation greater than plan assets                          (1,000)                 (888)

      Unrecognized net gain from past experience different from that
      assumed and effects of changes in actuarial assumptions                            (387)                 (387)

      Unamortized net asset existing at the date of adoption of
      FAS No. 87, which is being amortized over approximately 12 years                   (266)                 (365)

      Unrecognized prior service cost                                                     488                   581
                                                                                      -------               -------
      Accrued retirement cost recognized in the accompanying
      consolidated balance sheets                                                     $(1,165)              $(1,059)
                                                                                      =======               =======


      The Company also has a Supplemental Retirement Plan (SRP) for certain officers of the Company as designated by the Board of Directors. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits. Benefits are based on a formula applied to the recipients' final average monthly compensation, reduced by a certain percentage of their social security benefits.

 Notes to Consolidated Financial Statements

    R.G. Barry Corporation and Subsidiaries

        continued
--------------------------------------------------------------------------------

      The funded status of the SRP and the accrued retirement cost recognized at December 31, 1994 and January 1, 1994 are:


                                                                           DECEMBER 31,  1994       January 1, 1994
                                                                           ----------------------------------------
                                                                                             (in thousands)
      Actuarial present value of benefit obligations:

      Accumulated benefit obligation, including vested benefit of
      $2,172,000 and $2,492,000, respectively                                         $ 2,212               $ 2,537

      Projected effect of increase in compensation levels                                 526                   275
                                                                                      -------               -------
      Projected benefit obligation (PBO)                                                2,738                 2,812
      Plan assets at fair value                                                            --                    --
                                                                                      -------               -------
      PBO in excess of plan assets                                                     (2,738)               (2,812)

      Unrecognized net loss (gain) from past experience different from
      that assumed and effects of changes in actuarial assumptions                       (194)                  303

      Unamortized net obligation existing at the date of adoption of
      FAS No. 87, which is being amortized over approximately 12 years                    315                   364
      Unrecognized prior service cost                                                     414                   198
      Adjustment required to recognize minimum liability                                  (34)                 (591)
                                                                                      -------               -------
      Accrued retirement cost recognized in the accompanying
      consolidated balance sheets (including current portion of
      $107,000 and $250,000 in 1994 and 1993, respectively)                           $(2,237)              $(2,538)
                                                                                      =========             ========


      The weighted-average discount rate and the rate of increase in future compensation levels (salaried and SRP plans only) used in determining the actuarial present value of the PBO for the Plans was 8.0% in 1994 and 7.5% in 1993, and 5% in 1994 and 1993, respectively. The expected long-term rate of return on assets for the Plans was 9% in 1994 and 1993. The Plans' assets consist primarily of stocks and corporate bonds listed on national exchanges, and U.S. government obligations.

      The components of net pension cost for the salaried, nonsalaried and supplemental retirement plans were:


                                                                  1994                  1993                   1992
                                                                  -------------------------------------------------
                                                                                    (in thousands)
      Service cost-benefits earned during the period               $643                  $509                  $504

      Interest cost on PBO                                        1,397                 1,262                 1,227

      Actual return on plan assets                               (1,355)               (1,253)               (1,522)

      Net amortization and deferral                                (166)                 (200)                   86
                                                                 ------                ------                ------
                                                                   $519                  $318                  $295
                                                                 ======                ======                ======


      The Company adopted an Employee Stock Ownership Plan (ESOP) in 1986. The rate of contribution to the ESOP is discretionary with the Company's Board of Directors. There was no charge to earnings for the ESOP in 1994, 1993 and 1992.

(10)  SHAREHOLDERS' EQUITY

      Effective June 22, 1994, the Board of Directors of the Company approved a four-for-three share split, distributed in the form of a share dividend, to shareholders of record on June 1, 1994. All references below to the number of shares and per share amounts have been retroactively restated to reflect the split.

      The Company has various stock option plans, which have granted incentive stock options exercisable for periods of up to 10 years from date of grant at prices not less than 100% of the fair market value at date of grant. Stock appreciation rights may be issued on certain options subject to certain limitations. Information with respect to options under these plans is:

                                      Notes to Consolidated Financial Statements

                                         R.G. Barry Corporation and Subsidiaries

                                                                    continued

-----------------------------------------------------------------------------------------------------------------------
                                                     DECEMBER 31, 1994                                  January 1, 1994

                                          Number          Option price                Number               Option price
                                        of shares             per share             of shares                 per share
                                        -------------------------------------------------------------------------------
      Outstanding at beginning
      of year                             413,400            $2.63 - 6.65             376,200              $2.63 - 6.56

      Granted                             242,300            11.63 - 23.38            164,000               5.34 - 5.88

      Exercised                           (98,900)            2.82 - 6.56             (84,400)              2.63 - 6.56

      Canceled/expired                    (14,100)            3.09 - 14.06            (42,400)              3.10 - 6.56
                                          -------            -------------            -------              ------------
      Outstanding at end of year          542,700            $2.63 - 23.38            413,400              $2.63 - 6.56
                                          =======            =============            =======              ============
      At end of year:

      Average option price per share                             $9.20                                        $4.75
                                                               =======                                      =======
      Options currently exercisable                            121,700                                      156,300
                                                               =======                                      =======
      Shares reserved for future issuance                      811,500                                      643,700
                                                               =======                                      =======
      Remaining shares available for grant                     217,700                                      230,300
                                                               =======                                      =======


      At December 31, 1994, the options outstanding under these plans were held by 81 employees and had expiration dates ranging from 1995 to 2004.

      During 1994, the Company granted approximately 51,000 nonqualified stock options to three officers. The shares will become exercisable over a five-year period starting in 1995 at an option price of $14.06.

      During 1992, an outstanding nonqualified stock option for 19,800 shares was exercised by an executive at $4.26 per share. This exercise price represents 110% of the fair market value on the date the option was granted.

      Pursuant to the terms of the various stock option plans, optionees may tender shares previously owned in exchange for the exercise of options under the plans. The 6,000 and 21,000 treasury shares acquired by the Company in fiscal 1994 and 1992, respectively, were acquired in conjunction with the exercise of options.

      The Company has an employee stock purchase plan in which approximately 600 employees are eligible to participate. Under the terms of the plan, employees receive options to acquire common shares at the lower of 85% of the fair market value on their enrollment date or the termination date of the plan term. At December 31, 1994, there were options to purchase approximately 41,000 common shares outstanding held by 264 employees at $18.49 per share, with an expiration date of September 1996; $92,000 had been paid in to the plan, and 165,000 shares are reserved for issuance. During 1994, options were exercised by 107 employees to purchase approximately 86,000 common shares at $3.84 per share.

      The Company had previously issued 359,000 restricted common shares pursuant to employment agreements with two key executives. These shares may not otherwise be disposed of or transferred by the holder until the restrictions lapse; however, the shares are entitled to full voting and dividend rights. The restrictions, with certain exceptions, lapse at a rate of 10% per year through 1995; provided, however, that the restricted shares may be forfeited if the executives terminate their employment under certain circumstances. During 1992, the employment agreement with one executive relating to 59,000 of these restricted shares was terminated, and the restrictions lapsed on the remaining shares. Provisions as set forth in the agreements, allow for accelerated release of the restrictions on the shares upon achievement of specified earnings levels by the Company. Charges to earnings relating to these plans were $167,000 in 1994, $167,000 in 1993, and $271,000 in 1992. The agreements also provide for separation compensation in the event of certain early termination. Without regard to any debt covenant limitations, the Company is obligated under one of the agreements relating to 300,000 restricted shares, to purchase up to 50% of the unrestricted shares presented by the key executive. The purchase price shall be at the market value on the date the transfer restrictions on such shares lapse. No shares were presented or purchased in 1992 and 1991. In March 1994 and January 1993, the Company purchased 30,000 unrestricted shares presented by the key executive at $17.25 and $7.63 per share, respectively, which represented the market price on the date of purchase.

      In the event that shares received through the various stock plans are sold within one year of exercise, the Company is entitled to a tax deduction. The deduction is not reflected in the consolidated statement of earnings but is reflected as an increase in additional capital in excess of par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    R.G. Barry Corporation and Subsidiaries

          continued
-------------------------------------------------------------------------------

(11)  PREFERRED SHARE PURCHASE RIGHTS

      The Company's Board of Directors previously declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding common share of the Company. Under certain conditions, each Right may be exercised to purchase a unit consisting of 1/10 of a share of Series I Junior Participating Class B Preferred Shares, par value $1 per share, at an initial exercise price of $20 per unit. The Rights may not be exercised until the earlier of 15 days after a public announcement that a person or group has acquired, or obtained the right to acquire, 25% or more of the Company's outstanding common shares (Share Acquisition Date) or 10 business days after the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the Company's outstanding common shares.

      In the event that, at any time following the Share Acquisition Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right will be entitled to buy the number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. If, after the Share Acquisition Date, the Company is the surviving corporation in a merger with the acquiring person or group, or if a person or group acquires 30% or more of the Company's common shares under certain circumstances, then each holder of a Right will be entitled to buy common shares of the Company having a market value of two times the exercise price of the Right.

      The Rights, which do not have any voting rights, expire on March 16, 1998, and may be redeemed by the Company at a price of $0.01 per Right at any time until 15 days following the Share Acquisition Date.

(12)  RELATED PARTY OBLIGATION

      The Company and a key executive have entered into an agreement pursuant to which the Company is obligated for up to one year after the death of the key executive to purchase, if the estate elects to sell, up to $4 million of the Company's common shares, at their fair market value on the date of purchase, held by the key executive. To fund its potential obligation to purchase such shares, the Company has purchased a $5 million life insurance policy on the key executive, the cash surrender value of which is included in other assets in the accompanying balance sheet. In addition, for a period of 24 months following the key executive's death, the Company will have a right of first refusal to purchase any shares of the Company owned by the key executive at the time of his death if his estate elects to sell such shares. The Company would have the right to purchase such shares on the same terms and conditions as the estate proposes to sell such shares.

(13)  CONTINGENT LIABILITIES

      In 1994, the Company and several of its officers and directors were named as defendants in three purported class actions presently pending in the United States District Court for the Southern District of Ohio, Eastern Division. The complaints generally allege that the Company made several false and misleading statements in violation of certain provisions of the federal securities laws. One complaint also alleges claims arising under state law. The Company believes that these actions are without merit and that it has meritorious defenses. The Company intends to defend itself vigorously against these actions. Management does not expect the resolution of this matter to have a material adverse effect on the Company's financial position or results of operations.

      The Company has been named as defendant in various lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

                                                   INDEPENDENT AUDITORS' REPORT

                                        R.G. Barry Corporation and Subsidiaries

-------------------------------------------------------------------------------


The Board of Directors and Shareholders
R.G. Barry Corporation:

We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries (the Company) as of December 31, 1994 and January 1, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of December 31, 1994 and January 1, 1994, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 7, the Company changed its method of accounting for income taxes in fiscal 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

KPMG Peat Marwick LLP

Columbus, Ohio

February 14, 1995
                                      27

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Board of Directors and Shareholders
R. G. Barry Corporation:


Under date of February 14, 1995, we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of December 31, 1994 and January 1, 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 31, 1994, as contained in the fiscal 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



KPMG Peat Marwick LLP



Columbus, Ohio
February 14, 1995

                                                                     Schedule II
                                                                     -----------




                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                      Fiscal year ended December 31, 1994



               Column A                         Column B           Column C           Column D           Column E
           --------------------                ----------          ----------         ----------         ----------
                                                                   Additions
                                                                   charged
                                                Balance at         to costs                              Balance at
                                                beginning            and                                   end of
               Description                      of period          expenses           Deductions            period
               -----------                      ---------          --------           ----------         ---------
           Reserves deducted from accounts
              receivable:
                   Allowance for doubtful
                      receivables                 $   253,000           239,000            332,000(1)            160,000
                   Allowance for returns            2,487,000         1,537,000          2,487,000(2)          1,537,000
                   Allowance for promotions         2,426,000         2,403,000          2,426,000(3)          2,403,000
                                                  -----------         ---------         ----------             ---------
                                                  $ 5,166,000         4,179,000          5,245,000             4,100,000
                                                  ===========        ==========         ==========            ==========
           Reserve for costs of restructuring     $    58,000             -                 58,000(4)               -
                                                  ===========        ==========         ==========            ==========




__________________________________

(1) Write-off of uncollectible accounts.
(2) Represents the impact on fiscal 1994 operations of fiscal year 1993 sales returns reserved for in 1993.
(3) Represents the impact on fiscal 1994 operations of fiscal 1993 promotions reserved for in 1993.
(4) Represents reduction of reserve during fiscal 1994.

                                                                     Schedule II
                                                                     -----------




                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                       Fiscal year ended January 1, 1994



                        Column A                             Column B           Column C           Column D           Column E
                       ----------                           ----------         ----------         ----------          ----------
                                                                                Additions
                                                                                 charged
                                                             Balance at          to costs                             Balance at
                                                             beginning             and                                  end of
                        Description                          of period          expenses           Deductions            period
                        -----------                          ---------          --------           ----------         ----------
                     Reserves deducted from accounts
                        receivable:
                            Allowance for doubtful
                               receivables                   $   239,000           265,000            251,000(1)            253,000
                            Allowance for returns              2,632,000         2,487,000          2,632,000(2)          2,487,000
                            Allowance for promotions           2,223,000         2,426,000          2,223,000(3)          2,426,000
                                                               ---------         ---------          ---------             ---------
                                                             $ 5,094,000         5,178,000          5,106,000             5,166,000
                                                               =========         =========          =========             =========
                     Reserve for costs of restructuring      $   121,000             -                 63,000(4)             58,000
                                                               =========         =========        ===========             =========




__________________________________

(1) Write-off of uncollectible accounts.
(2) Represents the impact on fiscal 1993 operations of fiscal year 1992 sales returns reserved for in 1992.
(3) Represents the impact on fiscal 1993 operations of fiscal 1992 promotions reserved for in 1992.
(4) Represents costs paid during fiscal 1993.

                                                                     Schedule II
                                                                     -----------




                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                       Fiscal year ended January 2, 1993



                                                                Column C
                                                               ----------
                                              Column B          Additions                            Column E
                                             ----------          charged                            ----------
               Column A                      Balance at          to costs           Column D        Balance at
              ----------                      beginning             and            ----------         end of
             Description                      of period          expenses          Deductions         period
             -----------                      ---------          --------          ----------        --------
Reserves deducted from accounts
   receivable:
       Allowance for doubtful
          receivables                        $   241,000           147,000            149,000(1)        239,000
       Allowance for returns                   2,478,000         2,632,000          2,478,000(2)      2,632,000
       Allowance for promotions                3,020,000         2,223,000          3,020,000(3)      2,223,000
                                               ---------         ---------          ---------         ---------
                                             $ 5,739,000         5,002,000          5,647,000         5,094,000
                                               =========         =========          =========         =========
Reserve for costs of restructuring           $   482,000             -                361,000(4)        121,000
                                               =========         =========          =========         =========




__________________________________

(1) Write-off of uncollectible accounts.
(2) Represents the impact on fiscal 1992 operations of fiscal year 1991 sales returns reserved for in 1991.
(3) Represents the impact on fiscal 1992 operations of fiscal 1991 promotions reserved for in 1991.
(4) Represents costs paid during fiscal 1993.


                    R. G. BARRY CORPORATION
                   ANNUAL REPORT ON FORM 10-K
            FOR FISCAL YEAR ENDED DECEMBER 31, 1994


                       INDEX TO EXHIBITS


Exhibit No.           Description                   Page No.
-----------    -------------------------     -------------------------
   3(a)        Articles of Incorporation     Incorporated herein by
               of Registrant, as amended     reference to Registrant's
                                             Annual Report on Form
                                             10-K for the fiscal year
                                             ended December 31, 1988
                                             (File No. 0-12667)
                                             [Exhibit 3(a)(ii)]

   3(b)        Regulations of                Incorporated herein by
               Registrant, as amended        reference to Registrant's
                                             Annual Report on Form
                                             10-K for the fiscal year
                                             ended January 2, 1988
                                             (File No. 0-12667)
                                             [Exhibit 3(b)]

   4(a)        Trust Indenture, dated as     Incorporated herein by
               of July 1, 1972, by and       reference to Registrant's
               between Registrant and        Registration Statement on
               The Huntington National       Form S-1, filed June 27,
               Bank of Columbus, as          1972 (Registration No.
               Trustee                       2-44432) [Exhibit 4(a)]

   4(b)        First Supplemental Trust      Incorporated herein by
               Indenture, dated as of        reference to Registrant's
               May 2, 1975, by and           Registration Statement on
               between Registrant and        Form S-7, filed March 3,
               The Huntington National       1978 (Registration No.
               Bank of Columbus, as          2-60888) [Exhibit
               Trustee                       2(b)(ii)]

   4(c)        Second Supplemental Trust     Incorporated herein by
               Indenture, dated as of        reference to Registrant's
               April 1, 1978, by and         Registration Statement on
               between Registrant and        Form S-7, filed March 3,
               The Huntington National       1978 (Registration No.
               Bank of Columbus, as          2-60888) [Exhibit
               Trustee                       2(b)(iii)]



Exhibit No.           Description                   Page No.
-----------    -------------------------     -------------------------
   4(d)        Third Supplemental            Incorporated herein by
               Indenture, dated as of        reference to Registrant's
               June 22, 1984, between        Current Report on Form
               Registrant and The            8-K dated June 22, 1984,
               Huntington National Bank,     filed June 26, 1984 (File
               as Trustee                    No. 1-7231) [Exhibit
                                             4(d)]

   4(e)        Fourth Supplemental Trust     Incorporated herein by
               Indenture, dated as of        reference to Registrant's
               February 27, 1985,            Annual Report on Form
               between Registrant and        10-K for the fiscal year
               The Huntington National       ended December 29, 1984
               Bank, as Trustee              (File No. 0-12667)
                                             [Exhibit 4(e)]

   4(f)        Revolving Credit              Incorporated herein by
               Agreement, dated as of        reference to Registrant's
               June 30, 1991, by and         Quarterly Report on Form
               among Registrant, The         10-Q for the fiscal
               Bank of New York and The      quarter ended June 22,
               Huntington National Bank      1991 (File No. 0-12667)
                                             [Exhibit 4(a)]

   4(g)        First Amendment to            Incorporated herein by
               Revolving Credit              reference to Registrant's
               Agreement, dated as of        Annual Report on Form
               October 16, 1991, by and      10-K for the fiscal year
               among Registrant, The         ended December 28, 1991
               Bank of New York and The      (File No. 1-8769)
               Huntington National Bank      [Exhibit 4(k)]

   4(h)        Second Amendment to           Incorporated herein by
               Revolving Credit              reference to Registrant's
               Agreement, dated as of        Annual Report on Form
               December 11, 1991, by and     10-K for the fiscal year
               among Registrant, The         ended December 28, 1991
               Bank of New York and The      (File No. 1-8769)
               Huntington National Bank      [Exhibit 4(l)]

   4(i)        Third Amendment to            Incorporated herein by
               Revolving Credit              reference to Registrant's
               Agreement, dated as of        Annual Report on Form
               February 21, 1992, by and     10-K for the fiscal year
               among Registrant, The         ended December 28, 1991
               Bank of New York and The      (File No. 1-8769)
               Huntington National Bank      [Exhibit 4(m)]



Exhibit No.           Description                   Page No.
-----------    -------------------------     -------------------------
  4(j)         Fourth Amendment to           Incorporated herein by
               Revolving Credit              reference to Registrant's
               Agreement, dated as of        Annual Report on Form
               March 20, 1992, by and        10-K for the fiscal year
               among Registrant, The         ended December 28, 1991
               Bank of New York and The      (File No. 1-8769)
               Huntington National Bank      [Exhibit 4(n)]

  4(k)         Fifth Amendment to            Incorporated herein by
               Revolving Credit              reference to Registrant's
               Agreement, dated as of        Quarterly Report on Form
               June 3, 1992, by and          10-Q for the fiscal
               among Registrant, The         quarter ended June 27,
               Bank of New York and The      1992 (File No. 1-8769)
               Huntington National Bank      [Exhibit 4(a)]

   4(l)        Sixth Amendment to            Incorporated herein by
               Revolving Credit              reference to Registrant's
               Agreement, dated as of        Quarterly Report on Form
               June 8, 1993, by and          10-Q for the fiscal
               among Registrant, The         quarter ended June 26,
               Bank of New York and The      1993 (File No. 1-8769)
               Huntington National Bank      [Exhibit 4(a)]

   4(m)        Seventh Amendment to          Incorporated herein by
               Revolving Credit              reference to Registrant's
               Agreement and Note            Annual Report on
               Amendment Agreement,          Form 10-K for the fiscal
               dated as of December 20,      year ended January 1,
               1993, by and among            1994 (File No. 1-8769)
               Registrant, The Bank of       [Exhibit 4(q)]
               New York and The
               Huntington National Bank

   4(n)        Eighth Amendment to           Incorporated herein by
               Revolving Credit              reference to Registrant's
               Agreement, dated as of        Annual Report on
               February 14, 1994, by and     Form 10-K for the fiscal
               among Registrant, The         year ended January 1,
               Bank of New York and The      1994 (File No. 1-8769)
               Huntington National Bank      [Exhibit 4(r)]

   4(o)        Note Agreement, dated         Incorporated herein by
               July 5, 1994, between         reference to Registrant's
               Registrant and                Registration Statement on
               Metropolitan Life             Form S-3, filed July 21,
               Insurance Company             1994 (Registration No. 33-
                                             81820) [Exhibit 4(t)]



Exhibit No.           Description                   Page No.
-----------    -------------------------     -------------------------
   4(p)        Rights Agreement, dated       Incorporated herein by
               as of February 29, 1988,      reference to Registrant's
               between Registrant and        Current Report on Form
               The Huntington National       8-K dated March 14, 1988,
               Bank                          filed March 15, 1988
                                             (File No. 0-12667)
                                             [Exhibit 4]

   9           Zacks Voting Trust and        Incorporated herein by
               amendments thereto            reference to Registrant's
                                             Annual Report on Form
                                             10-K for the fiscal year
                                             ended January 2, 1993
                                             (File No. 1-8769)
                                             [Exhibit 9]

  10(a)        R. G. Barry Corporation       Pages 66 through 137
               Salaried Employees'
               Pension Plan (as Amended
               and Restated Effective
               January 1, 1989)

  10(b)        R. G. Barry Corporation       Incorporated herein by
               Supplemental Retirement       reference to Registrant's
               Plan                          Annual Report on
                                             Form 10-K for the fiscal
                                             year ended December 29,
                                             1990 (File No. 0-12667)
                                             [Exhibit 10(b)]

  10(c)        R. G. Barry Corporation       Incorporated herein by
               1984 Incentive Stock          reference to Registrant's
               Option Plan for Key           Current Report on Form
               Employees                     8-K dated June 22, 1984,
                                             filed June 26, 1984 (File
                                             No. 1-7231) [Exhibit
                                             10(d)]

  10(d)        R. G. Barry Corporation       Incorporated herein by
               Incentive Plan for Key        reference to Registrant's
               Employees                     Annual Report on Form
                                             10-K for the fiscal year
                                             ended December 29, 1984
                                             (File No. 0-12667)
                                             [Exhibit 10(e)]


Exhibit No.           Description                   Page No.
-----------    -------------------------     -------------------------
  10(e)        Employment Agreement,         Pages 138 through 155
               dated July 1, 1994,
               between Registrant and
               Gordon Zacks

  10(f)        Agreement, dated              Incorporated herein by
               September 27, 1989,           reference to Registrant's
               between Registrant and        Current Report on Form
               Gordon Zacks                  8-K dated October 11,
                                             1989, filed October 12,
                                             1989 (File No. 0-12667)
                                             [Exhibit 28.1]

  10(g)        Amendment No. 1, dated as     Incorporated herein by
               of October 12, 1994,          reference to the
               between Registrant and        Amendment No. 14 to
               Gordon Zacks                  Schedule 13D, dated
                                             January 27, 1995, filed
                                             by Gordon Zacks on
                                             February 13, 1995
                                             [Exhibit 5]

  10(h)        Split Dollar Insurance        Incorporated herein by
               Agreement, dated              reference to Registrant's
               September 29, 1989,           Annual Report on Form
               between Registrant and        10-K for the fiscal year
               Gordon Zacks                  ended December 30, 1989
                                             (File No. 0-12667)
                                             [Exhibit 10(h)]

  10(i)        R. G. Barry Corporation       Incorporated herein by
               Leveraged Employee Stock      reference to Registrant's
               Ownership Plan                Annual Report on Form
                                             10-K for the fiscal year
                                             ended December 29, 1990
                                             (File No. 0-12667)
                                             [Exhibit 10(j)]

  10(j)        R. G. Barry Corporation       Incorporated herein by
               1988 Stock Option Plan        reference to Registrant's
               (Reflects amendments          Registration Statement on
               through May 11, 1993)         Form S-8, filed
                                             August 18, 1993
                                             (Registration No.
                                             33-67594) [Exhibit 4(r)]



Exhibit No.           Description                   Page No.
-----------    -------------------------     -------------------------
  10(k)        Description of Incentive      Incorporated herein by
               Bonus Program                 reference to Registrant's
                                             Annual Report on Form
                                             10-K for the fiscal year
                                             ended December 28, 1991
                                             (File No. 1-8769)
                                             [Exhibit 10(k)]

  10(l)        R. G. Barry Corporation       Incorporated herein by
               Employee Stock Purchase       reference to Registrant's
               Plan (Reflects amendments     Registration Statement on
               and revisions for stock       Form S-8, filed
               dividends and stock           August 18, 1993
               splits through May 11,        (Registration No.
               1993)                         33-67596) [Exhibit 4(r)]

  10(m)        R. G. Barry Corporation       Incorporated herein by
               1994 Stock Option Plan        reference to Registrant's
               (Reflects stock splits        Registration Statement on
               through June 22, 1994)        Form S-8, filed August
                                             24, 1994 (Registration
                                             No. 33-83252) [Exhibit
                                             4(q)]

  10(n)        Executive Employment          Pages 156 through 167
               Agreement, dated July 1,
               1994, between Registrant
               and Christian Galvis

  10(o)        Agreement, dated July 1,      Pages 168 through 177
               1994, between Registrant
               and Richard L. Burrell

  10(p)        Agreement, dated July 1,      Pages 178 through 187
               1994, between Registrant
               and Daniel D. Viren

  10(q)        Agreement, dated July 1,      Pages 188 through 198
               1994, between Registrant
               and Harry Miller




Exhibit No.           Description                   Page No.
-----------    -------------------------     -------------------------
   13          Registrant's Annual           Incorporated herein by
               Report to Shareholders        reference to the
               for the fiscal year ended     financial statements
               December 31, 1994 (Not        portion of this Annual
               deemed filed except for       Report on Form 10-K
               the portions thereof          beginning at page 21
               which are specifically
               incorporated by reference
               into this Annual Report
               on Form 10-K)

   21          Subsidiaries of               Pages 199 and 200
               Registrant

   23          Consent of Independent        Page 201
               Certified Public
               Accountants

   24          Powers of Attorney            Pages 202 through 210

   27          Financial Data Schedule       Pages 211 and 212
