Form 10-Q
period 1995-03-25
BARRY R G CORP /OH/
filed 1995-04-27
CIK 749872

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549
                                FORM 10-Q

       (Mark one)

       ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     March 25, 1995

                                      OR

       (   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________to_______________

       Commission file number        1-8769

                            R. G. BARRY CORPORATION
            (Exact name of registrant as specified in its charter)


                   Ohio                             31-4362899
       (State or other jurisdiction of   (IRS Employer Identification
       incorporation or organization)                Number)


             13405 Yarmouth Road, NW, Pickerington, Ohio     43147
           (Address of principal executive offices)       (Zip Code)


                                 614-864-6400
           (Registrant's telephone number, including area code)


                                NOT APPLICABLE
       (Former name, former address, and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X      No


       Common Shares, $1 Par Value,
                      Outstanding as of March 25, 1995 - 5,524,547


                       Index to Exhibits at page 10

                       PART I FINANCIAL INFORMATION
                      ITEM 1 - FINANCIAL STATEMENTS
                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                           March 25, 1995   Dec. 31, 1994
  ASSETS:
    Cash.  .  .  .  .  .  .  .  .  .  .  .  $  1,674,000       2,360,000
    Accounts receivable, less allowances .    16,621,000      23,412,000
    Inventory (note 2) .  .  .  .  .  .  .    31,759,000      26,062,000
    Deferred federal income taxes (note 3)     2,635,000       2,635,000
    Recoverable income taxes .  .  .  .  .     1,097,000           -
    Prepaid expenses.  .  .  .  .  .  .  .     1,756,000       1,930,000
          Total current assets  .  .  .  .    55,542,000      56,399,000

    Property, plant and equipment, at cost    35,992,000      35,663,000
      Less accumulated depreciation
       and amortization.  .  .  .  .  .  .    21,817,000      21,878,000
        Net property, plant and equipment     14,175,000      13,785,000
    Goodwill, less accumulated amortization    4,548,000       4,578,000
    Other assets .  .  .  .  .  .  .  .  .     2,128,000       2,199,000

                                            $ 76,393,000      76,961,000

  LIABILITIES & SHAREHOLDERS' EQUITY:
    Current installments of long-term debt
      and capital lease obligations.  .  .       880,000         677,000
    Short-term notes payable .  .  .  .  .    11,000,000       2,000,000
    Accounts payable.  .  .  .  .  .  .  .     5,343,000       8,174,000
    Accrued expenses.  .  .  .  .  .  .  .     2,446,000       6,481,000
          Total current liabilities.  .  .    19,669,000      17,332,000

    Accrued supplemental retirement plan .     2,162,000       2,130,000

    Long-term debt and capital lease obligations,
      excluding current installments:
      Notes payable .  .  .  .  .  .  .  .    15,000,000      15,000,000
      Subordinated sinking fund debentures         -             700,000
      Capital lease obligations .  .  .  .       745,000         745,000
        Long-term debt and capital lease
          obligations  .  .  .  .  .  .  .    15,745,000      16,445,000
          Total liabilities  .  .  .  .  .    37,576,000      35,907,000

    Shareholders' equity:
      Preferred shares, $1 par value.
        Authorized 4,000,000 Class A,
        500,000 Class B and 500,000 Series I
        Junior Participating Class B shares,
        none issued .  .  .  .  .  .  .  .         -               -
      Common shares, $1 par value.
        Authorized 7,500,000 shares
        (excluding treasury shares).  .  .    5,524,000        5,543,000
      Additional capital in excess of
        par value.  .  .  .  .  .  .  .  .   16,556,000       16,770,000
      Retained earnings.  .  .  .  .  .  .   16,737,000       18,741,000

          Net shareholders' equity .  .  .   38,817,000       41,054,000

                                           $ 76,393,000       76,961,000

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Twelve             Twelve
                                       Weeks Ended        Weeks Ended
                                     March 25, 1995     March 26, 1994

  Net sales.  .  .  .  .  .  .  .  .   $ 14,979,000         13,456,000

  Cost of sales  .  .  .  .  .  .  .      7,611,000          7,638,000

    Gross profit .  .  .  .  .  .  .      7,368,000          5,818,000

  Selling, general &
    administrative expenses  .  .  .     10,164,000          7,297,000

    Operating loss  .  .  .  .  .  .    ( 2,796,000)       ( 1,479,000)

  Royalty income .  .  .  .  .  .  .          -                100,000

  Interest expense  .  .  .  .  .  .    (   487,000)       (   157,000)
  Interest income.  .  .  .  .  .  .          3,000             30,000

    Net interest expense  .  .  .  .    (   484,000)       (   127,000)

  Loss before income tax benefit.  .    ( 3,280,000)       ( 1,506,000)

  Income tax benefit (note 3).  .  .    ( 1,276,000)       (   564,000)

    Net loss  .  .  .  .  .  .  .  .  $ ( 2,004,000)       (   942,000)



  Net loss per common
    share (note 4)  .  .  .  .  .  .      $ (0.36)             (0.18)


  Average number of common
    shares outstanding .  .  .  .  .      5,537,000          5,097,000

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Twelve           Twelve
                                          Weeks Ended      Weeks Ended
                                        March 25, 1995   March 26, 1994

Cash flows from operating activities:
  Net loss .  .  .  .  .  .  .  .  .  . $ ( 2,004,000)     (   942,000)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization of
      property, plant, and equipment  .       329,000          316,000
    Amortization of goodwill .  .  .  .        30,000            -
    Amortization of deferred compensation       -               42,000
    Net (increase) decrease in:
      Accounts receivable, net  .  .  .     6,791,000        2,522,000
      Inventory  .  .  .  .  .  .  .  .   ( 5,697,000)     ( 2,197,000)
      Prepaid expenses .  .  .  .  .  .       174,000      (   224,000)
      Refundable income taxes.  .  .  .   ( 1,097,000)     (   564,000)
      Other assets  .  .  .  .  .  .  .        71,000      (    42,000)
    Net increase (decrease) in:
      Accounts payable .  .  .  .  .  .   ( 2,831,000)     (    64,000)
      Accrued expenses .  .  .  .  .  .   ( 4,035,000)     ( 3,678,000)
      Accrued supplemental retirement .        32,000           82,000
        Net cash used in operating
          activities.  .  .  .  .  .  .   ( 8,237,000)     ( 4,749,000)

Cash flows from investing activities:
  Additions of property, plant
    and equipment, net .  .  .  .  .  .   (   719,000)     (   647,000)

Cash flows from financing activities:
  Proceeds from short-term
    notes payable.  .  .  .  .  .  .  .     9,000,000        6,000,000
  Acquisition of treasury shares,
    net of stock options exercised .  .   (   233,000)     (   398,000)
  Repayment of long-term debt
    and capital lease obligations  .  .   (   497,000)     (   493,000)

        Net cash provided by
          financing activities  .  .  .     8,270,000        5,109,000

Net decrease in cash.  .  .  .  .  .  .   (   686,000)     (   287,000)

Cash at beginning of the period .  .  .     2,360,000        1,483,000

Cash at end of the period .  .  .  .  . $   1,674,000        1,196,000


Supplemental cash flow disclosures:
  Interest paid  .  .  .  .  .  .  .  . $     841,000          484,000


  Taxes paid  .  .  .  .  .  .  .  .  . $   2,509,000        1,725,000

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                      Notes to Financial Statements
                   Under Item 1 of Part I of Form 10-Q
                          for the Periods Ended
                    March 25, 1995 and March 26, 1994

  1. These interim financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made, which in the opinion of management, are necessary to fairly present the results of operations for the periods.

  2. A substantial portion of inventory is valued using the dollar value LIFO method and, therefore, it is impractical to separate inventory value between raw materials, work-in-process and finished goods.

  3. Income tax expense (benefit) for the periods ended March 25, 1995 and March 26, 1994, consists of:

                                                 1995           1994
          Current:
             U. S. Federal (benefit) .  .   ($1,032,000)   ($  485,000)
             State and Local.  .  .  .  .   (   244,000)   (    79,000)
                 Total.  .  .  .  .  .  .   ($1,276,000)   ($  564,000)


      The income tax benefit reflects a combined federal, foreign, state and local effective rate of 38.9% for the first quarter of 1995 and 37.5% for the same period of 1994, as compared to the statutory
      U. S. federal rate of 34.0% in both years.

      Income tax for the periods ended March 25, 1995 and March 26, 1994 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0% to pretax income as a result of the following:

                                                 1995           1994
          Computed "expected" tax expense:
             U. S. Federal (benefit) .  .   ($1,115,000)   ($  512,000)
             State and Local (benefit) net
              of Federal income tax benefit (   161,000)   (    52,000)
                 Total.  .  .  .  .  .  .   ($1,276,000)   ($  564,000)


  4. Net loss per common share has been computed based on the average number of common shares outstanding during each period. Period ending and average shares outstanding have been retroactively restated to give effect to all prior share splits and dividends.

  5. In 1994, the Company and several of its officers and directors were names a defendants in three purported class actions presently pending in the United States District Court for the Southern District of Ohio, Eastern Division. The Complaints generally allege that the Company made several false and misleading statements in violation of certain provisions of the federal securities laws. One complaint also alleges claims arising under state law. The Company believes that these actions are without merit and that it has meritorious defenses. The Company intends to defend itself vigorously against these actions. Management does not expect the resolution of this matter to have a material adverse effect on the Company's financial position or results of operations.

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
        ITEM 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Liquidity and Capital Resources
As of the end of the first quarter of 1995, the Company had $35.9 million in net working capital. This compares with $25.8 million at the end of the first quarter of 1994, and $39.1 million at the end of the 1994 fiscal year. The increase in working capital from the first quarter of 1994 to the first quarter of 1995, is principally due to the additional long-term debt that the Company borrowed in July 1994. The decline in net working capital from fiscal year end 1994 to the end of the first quarter of 1995, is mostly due to the first quarter incurred loss. Also contributing to the decline in net working capital during the first quarter of 1995, are capital expenditures, the scheduled repayment of long-term debt and the acquisition of treasury shares.

At the end of the first quarter of 1995, the Company had $1.7 million in cash, $16.6 million in net accounts receivable and $31.8 million in inventory. This compares with $1.2 million in cash, $14.5 million in net accounts receivable and $19.9 million in inventory at the end of the first quarter of 1994. The increase in accounts receivable largely reflects the increase in net sales from 1994 to 1995. At year end 1994, the Company expressed the belief that it had some amount of excess inventory on hand and that it planned to systematically reduce the amount of the excess inventory throughout 1995. Inventory increased from the first quarter of 1994 to the first quarter of 1995, by $11.8 million. This increase in inventory reflects: a) the excess inventory that the Company had at year end 1994, that has not yet been systematically reduced, b) added inventory needed to support anticipated increases in net sales later in 1995, and c) in July 1994, the Company acquired Vesture Corporation; at the end of the first quarter of 1995, inventory includes the inventory of Vesture, whereas there was no comparable inventory at the end of the first quarter of 1994, prior to the acquisition of Vesture.
At fiscal year end 1994, the Company had $2.4 million in cash, $23.4 million in net accounts receivable and $26.1 million in inventory. From the end of the past fiscal year to the end of the first quarter 1995, net accounts receivable have declined by $6.8 million, as the Company collected most of the balances that were due it at year end. The increase in inventory from year end represents a normal seasonal growth in inventory, as the Company seasonally builds inventory in anticipation of sales later in the year.

The Company has in place a Revolving Credit Agreement ("Revolver"), with its two main lending banks, which provides the Company with additional capital to meet its seasonal working capital needs. The Revolver provides the Company with a seasonally adjusted available line of credit ranging from $5.5 million as of December 31st, to a peak of $38.0 million from July through November. The Revolver currently extends through June 1995. The Company has had preliminary discussions with its banks, and based upon those discussions, the Company expects to renew and extend the term of the Revolver in order to meet the Company's anticipated funding needs for a longer period. The Company is in compliance with all covenants of the Revolver, and all other debt agreements.

As of the end of the first quarter of 1995, the Company had borrowed $11.0 million under the Revolver, all of which was classified as short-term debt in the accompanying consolidated financial statements. As of the end of the first quarter of 1994, the Company had borrowed $11.5 million, including $6.0 million which was classified as short-term debt and $5.5 million classified as long-term debt.

       Management's Discussion and Analysis of Financial Condition
                   and Results of Operation - continued

In July, 1994, the Company issued a $15 million, 9.7% Note due in 2004. A portion of the proceeds were used to prepay the outstanding balance of 10 3/8% Notes due in 1997, and to repay long-term borrowings under the Revolver. The balance of the proceeds, about $7.4 million, was added to net working capital.

Results of Operations
During the first quarter of 1995, the Company had net sales of $15.0 million, compared with $13.5 million net sales during the first quarter of 1994, an 11.3% increase. There were no significant price increases during the period. Substantially all the growth in net sales during the quarter is from the Company's comfort footwear.

Gross profit dollars during the first quarter increased from $5.8 million in 1994 to $7.4 million in 1995. Gross profit as a percentage of net sales also increased during the first quarter of 1995, to 49.2 percent from 43.2 percent in 1994. Improved manufacturing efficiencies from the first quarter of 1994 to the first quarter of 1995, coupled with the devaluation of the Mexican peso, have helped reduce costs and increase gross profit.

Selling, general and administrative expenses during the quarter increased by a significant amount from 1994 to 1995. For the first quarter of 1995, these expenses amounted to $10.2 million, compared with $7.3 million during the same quarter in 1994. During the second half of 1994, the Company increased the fixed portion of its selling, general and administrative expenses in the area of marketing and product support, in preparation for an anticipated increase in future sales. Many of these expenses are incurred throughout the year, rather than at the time of sale. Since these additional expenses were first incurred in the second half of 1994, there were no similar expenses during the first quarter of 1994 to compare with during the first quarter of 1995. Therefore, there is a sizable increase in selling, general and administrative expenses from the first quarter of 1994 to 1995. In addition, the first quarter of 1995 includes the expenses of Vesture Corporation which the Company purchased in July, 1994; there were none of Vesture's expenses recognized in the first quarter of 1994, since that was prior to the acquisition.

The agreement relating to the royalty income that the Company earned in prior years has expired. The Company has negotiated a new agreement that will begin accruing royalties in the second quarter of 1995; thus there was no royalty income during the first quarter of 1995. The new agreement requires substantially lower minimum royalty payments annually, than the previous agreement.

Interest on the additional long-term debt that the Company borrowed in July 1994, is the primary reason for the increase in net interest expense during the first quarter of 1995 to $484 thousand compared with $127 thousand that was incurred during the same quarter of 1994. In addition, interest rates on short-term borrowings during the first quarter of 1995 averaged about 2.5 percent higher than in 1994. Also during the first quarter last year, the Company recognized interest income on a federal tax refund. There was no similar interest income in 1995.

For the quarter the Company incurred a net loss of $2.0 million after taxes, or $0.36 per share, compared with a net loss in the first quarter of 1994 of $942 thousand, or $0.18 per share.

                        PART II OTHER INFORMATION


         Item 1.  Legal Proceedings.

                  The Company previously reported that it was named as a defendant in three related putative class action lawsuits styled as Gerber, et al. v. R. G. Barry Corporation, et al., Case No. C2-94-1190 (filed December 8, 1994), Culveyhouse v. R. G. Barry Corporation, et al., Case No. C2-94-1250 (filed December 27, 1994), and Knopf, et al. v. R. G. Barry Corporation, et al., Case No. C2-95-50 (filed January 17, 1995), in the United States District Court for the Southern District of Ohio. On April 24, 1995, the United States District Court for the Southern District of Ohio consolidated these three class actions into a single case. The Plaintiffs were given 30 days from the date of the Court's consolidation order, to file a Consolidated Amended Class Action Complaint.

         Item 2.  Changes in Securities.

                  (a) - (b) Not Applicable.

         Item 3.  Defaults Upon Senior Securities.

                  (a) - (b) Not Applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  (a) - (d) Not Applicable.

         Item 5.  Other Information.

                  No response required.

         Item 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits:  See Index to Exhibits at page 10.

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 25, 1995.

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         R. G. BARRY CORPORATION
                                         Registrant




           April 27, 1995               /s/ Richard L. Burrell
                Date                    Richard L. Burrell
                                        Senior Vice President-Finance
                                        (Principal Financial Officer)
                                        (Duly Authorized Officer)

                         R. G. BARRY CORPORATION

                            INDEX TO EXHIBITS

       Exhibit                                        Page
       Number               Description              Number

         27            Financial Data Schedule         11