Form 10-Q
period 1995-06-24
BARRY R G CORP /OH/
filed 1995-08-03
CIK 749872

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549
                                FORM 10-Q

       (Mark one)

       ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     June 24, 1995

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

                                           Yes  X      No


       Common Shares, $1 Par Value,
                      Outstanding as of  June 24, 1995 - 5,533,813



                       Index to Exhibits at page 12

                       PART I FINANCIAL INFORMATION
                      ITEM 1 - FINANCIAL STATEMENTS
                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                            June 24, 1995   Dec. 31, 1994
  ASSETS:
    Cash.  .  .  .  .  .  .  .  .  .  .  .  $    947,000       2,360,000
    Accounts receivable, less allowances .     9,178,000      23,412,000
    Inventory (note 2) .  .  .  .  .  .  .    44,669,000      26,062,000
    Deferred federal income taxes (note 3)     2,635,000       2,635,000
    Recoverable income taxes .  .  .  .  .     2,532,000           -
    Prepaid expenses and other assets .  .     1,829,000       1,930,000
          Total current assets  .  .  .  .    61,790,000      56,399,000

    Property, plant and equipment, at cost    36,526,000      35,663,000
      Less accumulated depreciation
       and amortization.  .  .  .  .  .  .    22,195,000      21,878,000
        Net property, plant and equipment     14,331,000      13,785,000

    Goodwill  .  .  .  .  .  .  .  .  .  .     4,519,000       4,578,000
    Other assets .  .  .  .  .  .  .  .  .     2,198,000       2,199,000

                                            $ 82,838,000      76,961,000

  LIABILITIES & SHAREHOLDERS' EQUITY:
    Current installments of long-term debt
      and capital lease obligations.  .  .       885,000         677,000
    Short-term notes payable .  .  .  .  .    19,000,000       2,000,000
    Accounts payable.  .  .  .  .  .  .  .     6,394,000       8,174,000
    Accrued expenses.  .  .  .  .  .  .  .     2,253,000       6,481,000
          Total current liabilities.  .  .    28,532,000      17,332,000

    Accrued supplemental retirement plan .     2,258,000       2,130,000

    Long-term debt and capital lease obligations,
      excluding current installments:
      Notes payable (note 5) .  .  .  .  .    15,000,000      15,000,000
      Subordinated sinking fund debentures         -             700,000
      Capital lease obligations .  .  .  .       670,000         745,000
        Long-term debt and capital lease
          obligations  .  .  .  .  .  .  .    15,670,000      16,445,000
          Total liabilities  .  .  .  .  .    46,460,000      35,907,000

    Shareholders' equity:
      Preferred shares, $1 par value.
        Authorized 4,000,000 Class A,
        500,000 Class B and 500,000 Series I
        Junior Participating Class B shares,
        none issued .  .  .  .  .  .  .  .         -               -
      Common shares, $1 par value.
        Authorized 7,500,000 shares
        (excluding treasury shares).  .  .     5,534,000       5,543,000
      Additional capital in excess of
        par value.  .  .  .  .  .  .  .  .    16,586,000      16,770,000
      Retained earnings.  .  .  .  .  .  .    14,258,000      18,741,000

          Net shareholders' equity .  .  .    36,378,000      41,054,000

                                            $ 82,838,000      76,961,000

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                        Thirteen Weeks Ended Twenty-Five Weeks Ended June 24, June 25, June 24, June 25,
                          1995         1994          1995         1994
Net sales.  .  .  .  $10,806,000    9,406,000    25,785,000   22,862,000

Cost of sales  .  .    4,734,000    4,949,000    12,345,000   12,587,000

  Gross profit .  .    6,072,000    4,457,000    13,440,000   10,275,000

Selling, general &
  admin. expense  .    9,530,000    7,510,000    19,694,000   14,807,000

  Operating loss  .  ( 3,458,000) ( 3,053,000)  ( 6,254,000) ( 4,532,000)

Royalty income .  .       44,000      100,000        44,000      200,000

Interest expense  .  (   669,000) (   290,000)  ( 1,156,000) (   447,000)
Interest income.  .       13,000       27,000        16,000       57,000

  Net interest
    expense .  .  .  (   656,000) (   263,000)  ( 1,140,000) (   390,000)

Loss before income
  tax benefit  .  .  ( 4,070,000) ( 3,216,000)  ( 7,350,000) ( 4,722,000)

Income tax benefit
  (note 3)  .  .  .  ( 1,591,000) ( 1,206,000)  ( 2,867,000) ( 1,770,000)

  Net loss  .  .  . $( 2,479,000) ( 2,010,000)  ( 4,483,000) ( 2,952,000)



Net loss per common
  share (note 4)  .    $  (0.45)       (0.40)        (0.81)       (0.58)

Average number of
  shares outstanding   5,530,000    5,098,000     5,533,000    5,097,000

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Twenty-Five Weeks Ended
                                           June 24, 1995   June 25, 1994

Cash flows from operating activities:
  Net loss  .  .  .  .  .  .  .  .  .  .   $( 4,483,000)    ( 2,952,000)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization of
      property, plant, and equipment.  .        707,000         642,000
    Amortization of goodwill  .  .  .  .         59,000
    Amortization of deferred compensation         -              84,000
    Net (increase) decrease in:
      Accounts receivable, net.  .  .  .     14,234,000       7,244,000
      Inventory.  .  .  .  .  .  .  .  .    (18,607,000)    (12,572,000)
      Prepaid expenses and other
        current assets  .  .  .  .  .  .        101,000     (   852,000)
      Refundable income taxes .  .  .  .    ( 2,532,000)    ( 1,770,000)
      Other assets.  .  .  .  .  .  .  .          1,000     (   122,000)
    Net increase (decrease) in:
      Accounts payable  .  .  .  .  .  .    ( 1,780,000)      1,496,000
      Accrued expenses  .  .  .  .  .  .    ( 4,228,000)    ( 3,530,000)
      Accrued supplemental retirement
        and other liabilities .  .  .  .        128,000     (   187,000)
        Net cash used in operating
          activities .  .  .  .  .  .  .    (16,400,000)    (12,145,000)

Cash flows from investing activities:
  Additions of property, plant
    and equipment, net  .  .  .  .  .  .    ( 1,253,000)    (   857,000)

Cash flows from financing activities:
  Proceeds from short-term notes .  .  .     17,000,000      14,000,000
  Acquisition of treasury shares            (   240,000)    (   517,000)
  Proceeds from stock options exercised          47,000         165,000
  Repayment of long-term debt
    and capital lease obligations.  .  .    (   567,000)    (   558,000)

        Net cash provided by
          financing activities.  .  .  .     16,240,000      13,090,000

Net increase (decrease) in cash  .  .  .    ( 1,413,000)         88,000

Cash at beginning of the period  .  .  .      2,360,000       1,483,000

Cash at end of the period  .  .  .  .  .   $    947,000       1,571,000


Supplemental cash flow disclosures:
  Interest paid.  .  .  .  .  .  .  .  .   $  1,138,000         494,000


  Taxes paid.  .  .  .  .  .  .  .  .  .   $  2,633,000       1,771,000

                 R. G. BARRY CORPORATION AND SUBSIDIARIES

                      Notes to Financial Statements
                   Under Item 1 of Part I of Form 10-Q
                          for the Periods Ended
                     June 24, 1995 and June 25, 1994


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

  3. Income tax expense (benefit) for the periods ended June 24, 1995 and June 25, 1994, consists of:

                                                1995           1994
          Current:
             U. S. Federal (benefit)       ($2,310,000)   ($1,520,000)
             State and Local               (   557,000)   (   250,000)
                 Total                     ($2,867,000)   ($1,770,000)


      The income tax benefit reflects a combined federal, foreign, state and local effective rate of 39.0% for the first half of 1995 and 37.5% for the same period of 1994, as compared to the statutory
      U. S. federal rate of 34.0% in both years.

      Income tax for the periods ended June 24, 1995 and June 25, 1994 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0% to pretax income as a result of the following:

                                                 1995           1994
          Computed "expected" tax expense:
             U. S. Federal (benefit)        ($2,499,000)   ($1,605,000)
             State and Local (benefit) net
              of Federal income tax benefit (   368,000)   (   165,000)
                 Total                      ($2,867,000)   ($1,770,000)


  4. Net loss per common share has been computed based on the average number of common shares outstanding during each period. Period ending and average shares outstanding for prior periods have been retroactively restated to give effect to the four-for-three share split, distributed in the form of a share dividend on June 22, 1994, to shareholders of record on June 1, 1994.

                 R. G. BARRY CORPORATION AND SUBSIDIARIES

  5. In 1994, the Company and several of its officers and directors were named as defendants in three purported class actions filed in the United States District Court for the Southern District of Ohio, Eastern Division. The Complaints generally alleged that the Company made several false and misleading statements in violation of certain provisions of federal securities laws. One complaint also alleged claims arising under state law. The plaintiffs filed an Amended and Consolidated Class Action Complaint in May, 1995. The Amended and Consolidated Complaint is generally identical in substance to the original Complaints. On July 11, 1995, the Company and the individual defendants filed with the District Court a Motion to Dismiss the Amended and Consolidated Complaint. The Company believes that this action is without merit and that it has meritorious defenses. The Company intends to defend itself vigorously against this litigation. Management does not expect the resolution of this matter to have a material adverse effect on the Company's financial position or results of operations.

                 R. G. BARRY CORPORATION AND SUBSIDIARIES

        ITEM 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Liquidity and Capital Resources
At the end of the second quarter of 1995, the Company had $33.3 million in net working capital. At the end of the second quarter of 1994, the Company had $23.9 million in net working capital, and at the end of the 1994 fiscal year, $39.1 million. The increase in working capital from the second quarter of 1994 to the second quarter of 1995, is largely due to the additional long-term debt that the Company borrowed in July 1994. The decline in net working capital from year end 1994 to the end of the second quarter of 1995, is mainly due to the first half loss, capital expenditures during the first half of 1995, routine repayment of long-term debt, and the acquisition of treasury shares.

At the end of the second quarter of 1995, the Company had $0.9 million in cash, $9.2 million in accounts receivable and $44.7 million in inventory. This compares with $1.6 million in cash, $9.8 million in accounts receivable and $30.3 million in inventory at the end of the same quarter of 1994. The primary element of working capital that changed is inventory. At the end of 1994, the Company expressed the belief that it had some amount of excess inventory on hand and that it planned to systematically reduce the amount of excess inventory throughout 1995. Inventory at the end of the second quarter of 1995 was $14.3 million greater than at the end of the second quarter of 1994. This increase in inventory reflects: a) the excess inventory that the Company had on hand at year end 1994, that is expected to be utilized in the balance of 1995,
b) added inventory needed to support anticipated increases in net sales during the third and fourth quarters of 1995, and c) inventories of Vesture Corporation, which the Company acquired in July 1994, after the end of the second quarter in 1994.

At fiscal year end 1994, the Company had $2.4 million in cash, $23.4 million in accounts receivable and $26.1 million in inventory. From the end of the year to the end of the current quarter, accounts receivable have decreased by $14.2 million, as the Company collected account balances that were due at year end. The increase in inventory, from year end, is a normal increase, as the Company builds inventory to support anticipated sales later in the year.

The Company has in place a Revolving Credit Agreement ("Revolver"), with its two main lending banks, to provide the Company additional capital to meet its seasonal working capital needs. The Revolver provides the Company with a seasonally adjusted available line of credit ranging from $5.5 million as of December 31st, to a peak of $38.0 million from July through November. The Revolver has been modified several times in the past few years in order to meet the Company's needs. The Revolver was recently extended through September 1995. The Company has held discussions with its banks, and based upon those discussions, is confident of obtaining an extension of the Revolver in order to permit the Company to meet its anticipated seasonal funding needs over a longer period. The Company is in compliance with all covenants of its long-term debt agreements.

At the end of the second quarter of 1995, the Company had borrowed $19.0 million under the Revolver, all of which has been classified as short-term debt in the accompanying consolidated financial statements. At the end of the same quarter of 1994, the Company had borrowed $19.5 million, of which $14.0 million was classified as short-term debt and $5.5 million was classified as long-term debt.

       Management's Discussion and Analysis of Financial Condition
                   and Results of Operation - continued

Results of Operations
During the second quarter of 1995, the Company had net sales of $10.8 million, compared with $9.4 million during the same quarter of 1994, a 14.9% increase. For the first half of 1995 net sales amounted to $25.8 million, a 12.8% increase over net sales of $22.9 during the first half of 1994. Substantially all the increase in net sales during the periods is from the Company's comfort footwear. There were no significant price increases during the periods.

Gross profit in the second quarter of 1995, increased to $6.1 million, from $4.5 million in 1994. Gross profit as a percent of net sales also increased during the quarter, to 56.2 percent from 47.4 percent in 1994. For the first half of 1995, gross profit increased to $13.4 million from $10.3 million last year. Gross profit as a percent of net sales for the first half, also increased to 52.1% from 44.9% last year. Improved manufacturing efficiencies from last year to this year, plus the reduction in value of the Mexican peso from last year, and changes in the mix of products sold from last year to this, have all helped reduce costs and/or increase gross profit.

Selling, general and administrative expenses during the second quarter and the first half increased by a sizable amount from 1994 to 1995. For the second quarter these expenses increased from $7.5 million to $9.5 million, and for the first half these expenses increased from $14.8 million to $19.7 million. As noted in the Company's first quarter 10-Q, during the second half of 1994, the Company increased the fixed portion of its selling, general and administrative expense in the area of marketing and product support, in preparation for an anticipated increase in future net sales. Many of these expenses are incurred throughout the year, rather than at the time of sale. Since these additional expenses were first incurred during the latter half of 1994, there were no similar expenses during the first half of 1994 to compare with during the first half of 1995. In addition, the first half of 1995 includes the expenses of Vesture Corporation, which the Company acquired in July 1994; there were none of Vesture's expenses recognized during the first half of 1994 prior to its acquisition.

The Company has negotiated a new agreement to receive royalties on a tradename formerly used by the Company during the 1970's and 1980's. This royalty agreement commences during the second quarter of 1995 and continues for five years with certain renew rights granted to the licensee. The Company does not expect the royalty agreement, which contains annual minimum payments beginning at $150 thousand per year, to have a material impact on its results of operations.

Interest on the additional long-term debt that the Company borrowed in July 1994, is the primary reason for the increase in net interest expense during the first half of 1995. In addition, interest rates incurred on short-term borrowings during 1995 have averaged about 1.5 percent higher in 1995 than in 1994.

For the second quarter of 1995, the Company incurred a net loss of $2.5 million after taxes, or $0.45 per share, compared with a net loss in the same quarter of last year of $2.0 million, or $0.40 per share. For the first six months of 1995, the Company incurred a net loss of $4.5 million, or $0.81 per share, compared with a net loss of $3.0 million, or $0.58 per share for the first six months of 1994.

                      PART II OTHER INFORMATION


     Item 1.  Legal Proceedings.

              The Company previously reported that the Company and certain of its officers and directors were named as a defendants in three related putative class action lawsuits styled as Gerber, et al. v. R. G. Barry Corporation, et al., Case No. C2-94-1190 (filed December 8, 1994), Culveyhouse v. R. G. Barry Corporation, et al., Case No. C2-94-1250 (filed December 27, 1994), and Knopf, et al. v.
              R. G. Barry Corporation, et al., Case No. C2-95-50 (filed January 17, 1995), in the United States District Court for the Southern District of Ohio. On April 24, 1995, the United States District Court for the Southern District of Ohio consolidated these three class actions into a single case. The Plaintiffs filed an Amended and Consolidated Class Action Complaint in May, 1995. The Amended and Consolidated Complaint, which is generally identical in substance to the three original complaints, alleges that the defendants violated federal securities laws by making false and misleading statements, engaged in common law fraud and deceit by making material misstatements and violated state law by making negligent misrepresentations. Plaintiffs seek damages in an unspecified amount. On July 11, 1995, the Company and the other defendants filed a Motion to Dismiss the Amended and Consolidated Complaint. The Court has not ruled on the Motion.

     Item 2.  Changes in Securities.
              (a), (b) Not Applicable.

     Item 3.  Defaults Upon Senior Securities.
              (a), (b) Not Applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders.
              (a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 10, 1995. At the close of business on the record date [March 15, 1995] 5,544,847 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting 5,041,199 or 90.9% of the outstanding common shares entitled to vote were represented in person or by proxy.

              (b) Directors elected at the Annual Meeting:

                               Philip G. Barach
                  For:     5,007,467
                  Withheld:   33,732       Broker non-vote:     -0-

                               Richard L. Burrell
                  For:     5,004,074
                  Withheld:   37,125       Broker non-vote:     -0-

                               Edward M. Stan
                  For:     5,003,427
                  Withheld:   37,772       Broker non-vote:     -0-

     Item 4.  (b) continued.

                  Directors whose term of office continued after the Annual Meeting:

                  Leopold Abraham II       Gordon Zacks
                  Harvey M. Krueger        Christian Galvis
                  William Giovanello       Charles E. Ostrander

              (c) See Item 4(b) for the voting results for directors.

                  Proposal to increase the authorized number of common shares of the Company from 7,500,000 to 15,000,000 common shares:
                  For:     4,850,006       Abstain:           52,793
                  Against:   138,400       Broker non-vote:     -0-

                  Ratify the selection of KPMG Peat Marwick as
                  independent accountants for the Company for 1995:
                  For:     5,009,497       Abstain:           16,790
                  Against:    14,912       Broker non-vote:     -0-

              (d)  Not Applicable.


       Item 5.  Other Information.  - No response required.


       Item 6.  Exhibits and Reports on Form 8-K.
              (a)  Exhibits:  See Index to Exhibits at page 12.
              (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 24, 1995.

                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         R. G. BARRY CORPORATION
                                         Registrant




           August 2, 1995               /s/ Richard L. Burrell
                Date                    Richard L. Burrell
                                        Senior Vice President-Finance
                                        (Principal Financial Officer)
                                        (Duly Authorized Officer)

                         R. G. BARRY CORPORATION

                            INDEX TO EXHIBITS

     Exhibit                                              Page
     Number               Description                    Number

       4 (a)      Ninth Amendment to Revolving             13
                  Credit Agreement, dated as of
                  June 12, 1995, by and among
                  Registrant, The Bank of New York,
                  and The Huntington National Bank



      27          Financial Data Schedule                  16