Form 10-Q
period 1995-09-23
BARRY R G CORP /OH/
filed 1995-11-02
CIK 749872

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

       (Mark one)

       ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     September 23, 1995

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

                                           Yes  X      No


       Common Shares, $1 Par Value,
                      Outstanding as of  September 23, 1995 - 7,392,871




                         Index to Exhibits at page 11


                         PART I FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                            Sept 23, 1995   Dec 31, 1994
  ASSETS:
    Cash.  .  .  .  .  .  .  .  .  .  .  .  $    759,000       2,360,000
    Accounts receivable, less allowances .    35,681,000      23,412,000
    Inventory (note 2) .  .  .  .  .  .  .    46,361,000      26,062,000
    Deferred federal income taxes (note 3)     2,635,000       2,635,000
    Prepaid expenses and other assets .  .     1,685,000       1,930,000
          Total current assets  .  .  .  .    87,121,000      56,399,000

    Property, plant and equipment, at cost    37,581,000      35,663,000
      Less accumulated depreciation
       and amortization.  .  .  .  .  .  .    22,650,000      21,878,000
        Net property, plant and equipment     14,931,000      13,785,000

    Goodwill, net of amortization  .  .  .     4,490,000       4,578,000
    Other assets .  .  .  .  .  .  .  .  .     2,472,000       2,199,000
                                            $109,014,000      76,961,000

  LIABILITIES & SHAREHOLDERS' EQUITY:
    Current installments of long-term debt
      and capital lease obligations.  .  .       885,000         677,000
    Short-term notes payable .  .  .  .  .    38,000,000       2,000,000
    Accounts payable.  .  .  .  .  .  .  .     8,375,000       8,174,000
    Accrued expenses.  .  .  .  .  .  .  .     2,846,000       6,481,000
          Total current liabilities.  .  .    50,106,000      17,332,000

    Accrued supplemental retirement plan .     2,336,000       2,130,000

    Long-term debt and capital lease
       obligations, excluding current
       installments:
      Note payable  .  .  .  .  .  .  .  .    15,000,000      15,000,000
      Subordinated sinking fund debentures         -             700,000
      Capital lease obligations .  .  .  .       670,000         745,000
      Long-term debt and capital lease
          obligations  .  .  .  .  .  .  .    15,670,000      16,445,000
          Total liabilities  .  .  .  .  .    68,112,000      35,907,000

    Shareholders' equity:
      Preferred shares, $1 par value.
        Authorized  4,000,000 Class A,
           1,000,000 Series I Junior
           Participating Class B shares,
           none issued .  .  .  .  .  .  .         -               -
      Common shares, $1 par value.
        Authorized 15,000,000 shares
        (excluding treasury shares).  .  .    7,393,000        5,543,000
      Additional capital in excess of
        par value.  .  .  .  .  .  .  .  .   14,786,000       16,770,000
      Retained earnings.  .  .  .  .  .  .   18,723,000       18,741,000

          Net shareholders' equity .  .  .   40,902,000       41,054,000
                                           $109,014,000       76,961,000






                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                        Thirteen Weeks Ended     Thirty-Eight Weeks Ended
                        Sept 23,     Sept 24,      Sept 23,     Sept 24,
                          1995         1994          1995         1994

Net sales .  .  .  . $44,442,000   37,115,000    70,227,000   59,977,000

Cost of sales.  .  .  24,773,000   22,709,000    37,118,000   35,296,000

  Gross profit  .  .  19,669,000   14,406,000    33,109,000   24,681,000

Selling, general &
  admin. expense.  .  11,450,000    9,771,000    31,144,000   24,578,000

  Operating
    income.  .  .  .   8,219,000    4,635,000     1,965,000      103,000

Royalty income  .  .      44,000      100,000        88,000      300,000

Interest expense.  . (   959,000) (   654,000)  ( 2,115,000) ( 1,101,000)
Interest income .  .      16,000       56,000        32,000      113,000

  Net interest
    expense  .  .  . (   943,000) (   598,000)  ( 2,083,000) (   988,000)

Earnings (loss) before
  tax (benefit) .  .   7,320,000    4,137,000   (    30,000) (   585,000)

Income tax (benefit)
  (note 3).  .  .  .   2,855,000    1,551,000   (    12,000) (   219,000)

  Net earnings (loss) $4,465,000    2,586,000   (    18,000) (   366,000)



Net earnings (loss)
  per common
  share (note 4).  .   $   0.61         0.36          0.00        (0.05)

Average number of
  shares outstanding   7,387,000    7,257,000     7,381,000    6,950,000





                 R. G. BARRY CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Thirty-Eight Weeks Ended
                                           Sept 23, 1995   Sept 24, 1994
Cash flows from operating activities:
  Net loss .  .  .  .  .  .  .  .  .  .    $(    18,000)    (   366,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization of
      property, plant and equipment.  .       1,162,000         950,000
    Amortization of goodwill .  .  .  .          88,000          19,000
    Amortization of deferred compensation         -             125,000
    Net (increase) decrease in:
      Accounts receivable, net  .  .  .     (12,269,000)    (13,982,000)
      Inventory  .  .  .  .  .  .  .  .     (20,299,000)    (15,892,000)
      Prepaid expenses and other
        current assets .  .  .  .  .  .         245,000     (   921,000)
      Deferred federal income taxes.  .           -               -
      Recoverable income taxes  .  .  .           -         (   219,000)
      Other assets  .  .  .  .  .  .  .     (   273,000)    (   347,000)
    Net increase (decrease) in:
      Accounts payable .  .  .  .  .  .         201,000       3,467,000
      Accrued expenses .  .  .  .  .  .     ( 3,635,000)    ( 2,843,000)
      Accrued supplemental retirement
        and other liabilities.  .  .  .         206,000         272,000
        Net cash used in operating
          activities.  .  .  .  .  .  .     (34,592,000)    (29,737,000)

Cash flows from investing activities:
  Additions of property, plant
    and equipment, net .  .  .  .  .  .     ( 2,308,000)    ( 1,428,000)

Cash flows from financing activities:
  Proceeds from short-term notes.  .  .      36,000,000      25,000,000
  Acquisition of treasury shares            (   240,000)    (   517,000)
  Stock options exercised .  .  .  .  .         106,000         527,000
  Proceeds from issuance of long-term debt        -          15,000,000
  Repayment of long-term debt
    and capital lease obligations  .  .     (   567,000)    ( 8,891,000)

        Net cash provided by
          financing activities  .  .  .      35,299,000      31,119,000

Net (decrease) in cash .  .  .  .  .  .     ( 1,601,000)    (    46,000)

Cash at beginning of the period .  .  .       2,360,000       1,483,000

Cash at end of the period .  .  .  .  .    $    759,000       1,437,000

Supplemental cash flow disclosures:
  Interest paid  .  .  .  .  .  .  .  .    $  2,300,000       1,020,000

  Taxes paid, net.  .  .  .  .  .  .  .    $  2,634,000       1,703,000


Supplemental Non-cash Investing and Financing Activities:

     In July, 1994, the Company purchased all the capital stock of Vesture Corporation for $5,000,000, by the issuance of Company treasury shares. In conjunction with the acquisition, the Company acquired $1,032,000 fair value of assets, and assumed $657,000 of liabilities of Vesture.



                   R. G. BARRY CORPORATION AND SUBSIDIARIES

                         Notes to Financial Statements
                      Under Item 1 of Part I of Form 10-Q
                             for the Periods Ended
                        Sept 23, 1995 and Sept 24, 1994

1. These interim financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made, which in the opinion of management, are necessary to fairly present the results of operations for the periods.

2. A substantial portion of inventory is valued using the dollar value LIFO method and, therefore, it is impractical to separate inventory values between raw materials, work-in-process and finished goods.

3. Income tax (benefit) for the periods ended Sept 23, 1995 and Sept 24, 1994, consists of:

                                                 1995           1994
          Current:
             U. S. Federal (benefit) .  .   ($    9,000)   ($  188,000)
             State & Local  .  .  .  .  .   (     3,000)   (    31,000)
                 Total.  .  .  .  .  .  .   ($   12,000)   ($  219,000)


          The income tax (benefit) reflects a combined federal, foreign, state and local effective rate of 40.0% for the first nine months of 1995 and 37.4% for the same period of 1994, as compared to the statutory U. S. federal rate of 34.0% in both years.

          Income tax for the periods ended Sept 23, 1995 and Sept 24, 1994 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0% to pretax income (loss) as a result of the following:

                                                 1995           1994
          Computed "expected" tax expense
             (benefit):
             U. S. Federal (benefit) .  .   ($   10,000)   ($  199,000)
             State & Local (benefit) net of
              Federal income tax benefit.   (     2,000)   (    20,000)
                 Total.  .  .  .  .  .  .   ($   12,000)   ($  219,000)


4. Net earnings (loss) per common share has been computed based on the average number of common shares outstanding during each period. Period ending and average shares outstanding have been retroactively restated to give effect to the four-for-three share split, distributed on September 15, 1995, to shareholders of record on September 1, 1995.

          Per share earnings for each of the first three quarters of 1994, do not total the per share earnings for the first nine months of 1994, as a result of the impact of rounding following the Company's issuance of common shares in conjunction with the acquisition of Vesture Corporation during the third quarter of 1994.




                   R. G. BARRY CORPORATION AND SUBSIDIARIES

                   Notes to Financial Statements, continued

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

6. As previously noted, in July, 1994, the Company acquired all of the outstanding stock of Vesture Corporation, formerly of Randleman, North Carolina. Vesture Corporation manufactures and markets microwave heated comfort products, similar to products the Company also manufactures and markets.

          The  purchase  price was paid by the issuance of  approximately  320 thousand treasury shares of the Company [427 thousand shares after retroactive restatement for the four-for-three stock split distributed on September 15, 1995], valued at $5 million. The Company accounted for the acquisition as a purchase. As a result of the purchase, the Company recognized $4.6 million in goodwill which is being amortized over a forty year period.





                   R. G. BARRY CORPORATION AND SUBSIDIARIES
          ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Liquidity and Capital Resources

     The Company ended the third quarter of 1995 with $37.0 million in net working capital. This compares with $34.2 million at the end of the same quarter in 1994, and $39.1 million as of the end of fiscal 1994. The change in net working capital is almost entirely due to profits earned by the Company during the 1994, and to capital expenditures during 1995.

     The Company's capital expenditures in 1995, relate primarily to the acquisition of machinery and equipment, and were funded out of working capital. The Company does not currently have commitments for future additional capital expenditures at amounts materially different from those normally in place.

     Some of the changes in the components of the Company's net working capital are: i) Accounts receivable increased at the end of the third quarter of 1995, to $35.7 million from $31.2 million at the end of the third quarter of 1994, and $23.4 at the end of fiscal 1994. The increase in receivables from third quarter 1994 to 1995, is mainly related to the increase in sales from $37.1 million in third quarter 1994 to $44.4 million in the third quarter of 1995. The increase from the end of fiscal 1994 mainly represents a normal seasonal growth in receivables. ii) Inventories ended the third quarter of 1995 at $46.4 million compared with $34.4 million one year ago, and $26.1 million as of fiscal year end 1994. The increase in inventories from year end follows a normal seasonal buildup in inventories, as the Company prepares to satisfy the demand for its products anticipated for the fourth quarter of the year. The increase in inventories from third quarter of 1994 to the third quarter of 1995, is greater than one might expect, partially due to the Company having ended the third quarter of 1994 with less inventory than it anticipated as a result of having fallen behind in production during the third quarter of 1994. In addition, in 1995, the Company had planned for a growth in inventory to support its anticipated fourth quarter shipping requirements to meet customer demands. iii) Mainly as a result of the increase in receivables and inventory the Company ended the third quarter of 1995 with short-term borrowings from banks under its Revolving Credit Agreement ("Revolver") of $38.0 million. At the end of the third quarter of 1994, short-term borrowings amounted to $25.0 million.

     The Company continues to have in place the Revolver with its two main lending banks, which provides the Company with additional capital to meet its seasonal working capital needs. The Revolver provides the Company with a seasonally adjusted available line of credit ranging from $5.5 million as of December 31st, to a peak of $45.0 million from mid- September through November. The Revolver has been modified several times in the past few years in order to meet the Company's needs. The Revolver currently extends through December, 1995. The Company has begun negotiations with its banks for a multiyear extension of the Revolver in order to permit the Company to meet its anticipated seasonal funding needs for the next few years. The Company has complied with all covenants of its long-term debt agreements.

Results of Operations

     During the third quarter of 1995, net sales amounted to $44.4 million,  a
19.7 percent increase over net sales in the third quarter of 1994. For the first nine months of 1995, net sales amounted to $70.2 million compared with $60.0 million for the first nine months of 1994, a 17.1 percent increase. Increases in net sales, both for the third quarter and nine months, were derived from both slippers and thermal products, and primarily represent increases in volume and mix changes with only modest price increases.

     Gross profit during the third quarter of 1995, was $19.7 million, up 36.5 percent from $14.4 million during the third quarter of 1994. For the first nine months of 1995, gross profit amounted to $33.1 million, increasing 34.1 percent from the same nine months of 1994. The primary source of increased gross profit dollars is the increase in sales.

     Gross profit as a percentage of net sales also increased during the third quarter, to 44.3 percent from 38.8 percent in 1994. For the entire first nine months of 1995, gross profit percentage increased to 47.1 percent from 41.2 percent last year. As noted in last year's report, during 1994, the Company incurred added costs following the installation of a fully integrated software system in 1994, which created some manufacturing problems that caused some increased costs of manufacturing. In 1995, there were no similar problems, which was a large portion of the reason for improved gross profit percentages in 1995.

     Selling, general and administrative expenses during the quarter increased by 17.2 percent to $11.5 million compared with $9.8 million in the third quarter of 1994. For the nine months, these expenses increased by 26.7 percent to $31.1 million compared with $24.6 million for the nine months of 1994. For the third quarter, these increases are in line with the increases in net sales realized by the Company. For the nine months, these increases are slightly greater than the increase in net sales, principally in response to the Company's need to support anticipated future sales growth.

     During the third quarter of 1995, net interest expense increased by $345 thousand to $943 thousand, largely due to the Company's increased usage of its short-term bank lines of credit when compared to usage in the third quarter of 1994. For the first nine months of 1995, net interest expense increased by $1.1 million to $2.1 million, mainly as a result of the $15 million of additional long-term debt that the Company borrowed in July, 1994, and the increased usage of short-term bank lines of credit when compare to the prior year. Interest rates on short-term bank borrowings have averaged about 1.5 percent more throughout 1995 than in 1994.

     For the third quarter of 1995, the Company earned a net profit of $4.5 million after taxes, or $0.61 per share, compared with a net profit in the same quarter of last year of $2.6 million, or $0.36 per share. For the first nine months of 1994, the Company essentially broke even, with a nominal loss of $18 thousand, or $0.00 per share, compared with a net loss of $366 thousand, or $0.05 per share for the first nine months of 1994. All per share calculations have all been retroactively restated to give effect to the 4 for 3 share split paid to shareholders on September 15, 1995. Increases in net sales and improvements in gross profit margins are largely the reasons for the improvement in profitability from 1994 to 1995.




                           PART II OTHER INFORMATION

    Item 1.  Legal Proceedings.

               The Company previously reported that the Company and certain of its officers and directors were named as a defendants in three related putative class action lawsuits styled as Gerber, et al. v.
          R. G. Barry Corporation, et al., Case No. C2-94- 1190 (filed December 8, 1994), Culveyhouse v. R. G. Barry Corporation, et al., Case No. C2-94-1250 (filed December 27, 1994), and Knopf, et al. v.
          R. G. Barry Corporation, et al., Case No. C2-95-50 (filed January 17, 1995), in the United States District Court for the Southern District of Ohio. On April 24, 1995, the United States District Court for the Southern District of Ohio consolidated these three class actions into a single case. The Plaintiffs filed an Amended and Consolidated Class Action Complaint in May, 1995. The Amended
          and Consolidated Complaint, which is generally identical in substance to the three original complaints, alleges that the defendants violated federal securities laws by making false and misleading statements, engaged in common law fraud and deceit by making material misstatements and violated state law by making negligent misrepresentations. Plaintiffs seek damages in favor of plaintiffs and all other members of the purported class in such amounts as the court determines have been sustained by them. On July 11, 1995, the Company and the other defendants filed a Motion to Dismiss the Amended and Consolidated Complaint. The Court has not ruled on the Motion.

    Item 2.  Changes in Securities.

               (a), (b) Not Applicable.


    Item 3.  Defaults Upon Senior Securities.

               (a), (b) Not Applicable.


    Item 4.  Submission of Matters to a Vote of Security Holders.

               (a) -(d) Not Applicable.


    Item 5.  Other Information.

               No response required.


    Item 6.  Exhibits and Reports on Form 8-K.

               (a) Exhibits: See index to Exhibits at page 11.

               (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 23, 1995.





                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         R. G. BARRY CORPORATION
                                         Registrant




           November 2, 1995             /s/ Richard L. Burrell
                Date                    Richard L. Burrell
                                        Senior Vice President-Finance
                                        (Principal Financial Officer)
                                        (Duly Authorized Officer)






                            R. G. BARRY CORPORATION

                               INDEX TO EXHIBITS

     Exhibit                                              Page
     Number               Description                    Number

       4 (a)      Tenth Amendment to Revolving             12
                  Credit Agreement, dated as of
                       September 21, 1995, by and among
                       Registrant, The Bank of New York,
                       and The Huntington National Bank



      27          Financial Data Schedule                  15