Form 10-K
period 1995-12-30
BARRY R G CORP /OH/
filed 1996-03-29
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 30, 1995
                                              OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from _____________ to _____________

Commission File Number 1-8769
                            R. G. BARRY CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                        31-4362899
--------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

13405 Yarmouth Road, N.W., Pickerington, Ohio                   43147
---------------------------------------------                 ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (614) 864-6400
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
------------------------------                         -----------------------
Common Shares, Par Value $1.00                         New York Stock Exchange
(7,411,883 outstanding on March 18, 1996)

Securities registered pursuant to Section 12(g) of the Act:     None
                                                              --------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                  ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ ]

Based upon the closing price reported on the New York Stock Exchange on March 18, 1996, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $110,013,255.

Documents Incorporated by Reference:

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995, are incorporated by reference into Part II of this Annual Report on Form 10-K.

(2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 1996, are incorporated by reference into Part III of this Annual Report on Form 10-K.



                     Index to Exhibits begins on Page 62.
                             Page 1 of 278 Pages.

                                     PART I


Item 1.  Business.
------------------

Principal Products
------------------

             R. G. Barry Corporation (the "Registrant") is organized under the laws of the State of Ohio. The Registrant and its subsidiaries (collectively, the "Company") manufacture and market products which serve the comfort needs of people. The Company believes that it is the world's largest manufacturer of comfort footwear for at and around the home, and the dominant domestic supplier of thermal comfort products. Comfort is the dominant influence in the Company's brand lines.

             The Company designs, manufactures and markets specialized comfort footwear for men, women and children. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive appearance. The Company also designs, manufactures and markets thermal comfort products in the food preservation, comfort therapy and cold weather categories.

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

             The marketing strategy for the Company's slipper-type brand lines has been to expand counter space for its products by





__________________________________
* Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

creating and marketing brand lines to different segments of the consumer market. Retail prices for the Company's footwear range from approximately $4 to $30 per pair, depending on the style of footwear, type of retail outlet and retailer mark-up.

                 Since 1988, the Company has manufactured and marketed the Soft Notes* foam cushioned casual slipper line. The Company believes that this brand line is a bridge between slippers and casual footwear. The marketing strategy with respect to this product emphasizes the fashion, comfort and versatility provided by the Soft Notes* foam cushioned casual slippers.

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

                 The Company's thermal comfort products generally fall within three categories: (1) food preservation products such as breadwarmer baskets and portable food carriers; (2) comfort therapy products such as heating pads and backwarmers; and (3) cold weather products such as heated seat cushions, booties, scarves and ear muffs. Retail prices for substantially all of the Company's thermal comfort products range from approximately $12 to $30, depending on the product, type of retail outlet and retailer mark-up. The Company believes that the food preservation and comfort therapy thermal products are not weather sensitive and have a year-round sales appeal while the cold weather portion of the thermal comfort product line is more seasonal and affected by weather changes. The thermal comfort products are sold under the major brand lines of Dearfoams*, Vesture* and Lava*. All carry MICROCORE(TM) energy packs.

             The Company has seven manufacturing facilities. The Company operates sewing plants in Nuevo Laredo, Ciudad Acuna, and Zacatecas, Mexico. The Company also operates a cutting plant in Laredo, Texas and a sole molding operation in San Angelo, Texas. The Company also has the exclusive rights to the manufacturing output of a factory in Shenzhen, People's Republic of China. The Company produces thermal comfort products at its manufacturing facilities in Asheboro, North Carolina and Nuevo Laredo, Mexico. The Company operates distribution centers in Asheboro and Goldsboro, North Carolina and San Angelo and Laredo, Texas.

Marketing
---------

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

                 Each spring and autumn, new designs and styles are presented to buyers representing the Company's retail customers at regularly scheduled showings. Company designers also produce new styles and experimental designs throughout the year which are evaluated by the Company's sales and marketing personnel. Buyers for department stores and other large retail customers attend the spring and autumn showings and make periodic visits to the Company's showroom in New York. Company salespersons regularly visit retail customers. The Company also regularly makes catalogs available to its current and potential customers and periodically follows up with such current and potential customers by telephone. In addition, the Company participates in trade shows, both regionally and nationally.

                 Sales during the last six months of each year have historically been greater than during the first six months. The Company's inventory is largest in early autumn in order to accommodate the retailers' fall selling seasons. See "Backlog of Orders".

                 The Company advertises principally in the print media. In 1995, the Company used television advertising for the thermal comfort products sold through accessories departments in department stores. The Company believes that the use of this television advertising was not cost-effective and has discontinued it for 1996. The Company's promotional efforts are often conducted in cooperation with customers. The Company's products are displayed at the retail-store level on a self-selection and gift-purchase basis.

                 The Company operates an European sales and marketing organization in London, England and markets its products in Canada, Mexico and several other countries around the world. In 1995, the Company's foreign sales compromised approximately 4% of its total sales.

                 Due to the more seasonal nature of the cold weather portion of the thermal comfort product line, in 1995, the Company placed more emphasis in the thermal comfort product mix on the comfort therapy and food preservation categories.

                 The Company intends to develop and introduce a variety of new products using thermal technology in 1996. On September 15, 1995, the Registrant announced the formation by the Registrant and Battelle of ThermaStor Technologies, Ltd., a limited liability company ("ThermaStor"), for the development and licensing of thermal technology in medical, industrial, commercial, military and other consumer areas. ThermaStor is owned 50% by the Registrant and 50% by Battelle and was formed to develop and license the use of thermal technologies for applications that are unrelated to those being used or pursued by the Company. Although several companies have expressed an interest in thermal technologies, none have entered into licenses with ThermaStor as of the date of this Annual Report on Form 10-K. The Registrant and Battelle will share any royalty income which may be generated by ThermaStor.

Research and Development
------------------------

                 Most of the Company's research efforts are undertaken in connection with the design and consumer appeal of new styles of slipper-type footwear and thermal comfort products. During fiscal years 1995, 1994 and 1993, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $3.1 million, $3.3 million and $2.8 million, respectively. Substantially all of the foregoing activities were

Company-sponsored. Approximately 55 employees were engaged full time in research and design during the 1995 fiscal year.

Materials
---------

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

Trademarks and Licenses
-----------------------

                 Approximately 96% of the Company's sales are represented by brand items sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products. The trademarks which are most widely used by the Company include Angel Treads*, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes*, Vesture*, Lava Pak*, Lava Buns*, Lava Booties* and MICROCORE(TM). The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

                 The Company also has sold comfort footwear under various names as licensee under license agreements with the owners of those names. In the 1995, 1994 and 1993 fiscal years, 4%, 5% and 6%, respectively, of the Company's total footwear sales were represented by footwear sold under these names.

                 In 1989, the Company entered into a licensing agreement with Fieldcrest Cannon, Inc., the largest marketer of bed and bath products in the United States, which allows the Company to manufacture and sell a line of mid-priced slippers under the Cannon** trademark in the mass merchandise channels of the Company's business. The Company continued its distribution and marketing of the Cannon** line of slippers in the 1995 fiscal year. The term of the Company's license to use the Cannon** trademark expires in June, 1996; however, the term may be





__________________________________

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

Customers
---------

                 The only customers of the Company which accounted for more than 10% of the Company's consolidated revenues in fiscal year 1995 were Wal Mart Stores, Inc. ("Wal Mart") and J.C. Penney Company, Inc. ("J.C. Penney"), which accounted for approximately 16% and 11%, respectively. The only customers of the Company which accounted for 10% or more of the Company's consolidated revenues in fiscal year 1994 were Wal Mart and J.C. Penney, which accounted for approximately 15% and 11%, respectively. The only customers of the Company which accounted for 10% or more of the Company's consolidated revenues in fiscal year 1993 were Hutcheson Shoe Co., a division of Wal Mart, and J.C. Penney, which accounted for approximately 15% and 10%, respectively.

Backlog of Orders
-----------------

                 The Company's backlog of orders at the close of each of fiscal year 1995 and fiscal year 1994 was $12.2 million. It is anticipated that a large percentage of the orders as of the end of the Company's last fiscal year will be filled during the current fiscal year.

                 Generally, the Company's backlog of unfilled sales orders is largest after the spring and autumn showings of the Company. For example, the Company's backlog of unfilled sales orders following the conclusion of such showings during the last two years were as follows: August, 1995 - $64.1 million; August, 1994 - $74.1 million; February, 1995 - $14.5 million; and February, 1994 - $11.5 million. The Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 80% of such sales occur during the autumn as compared to approximately 20% during the spring.

Inventory
---------

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

Competition
-----------

                 The Company operates in the portion of the footwear industry providing comfort footwear for at and around the home. The Company believes that it is a small factor in the highly competitive footwear industry. The Company also believes that it is the world's largest manufacturer of comfort footwear for at and around the home. The Company also operates in an area where it provides portable warmth through its line of thermal comfort products. The Company believes that it is the dominant domestic supplier of thermal comfort products. The Company competes primarily on the basis of the value, quality and comfort of its products, service to its customers, and its marketing expertise. The Company knows of no reliable published statistics which indicate its current relative position in the footwear or any other industry or in the portion of the footwear industry providing comfort footwear for at and around the home.

Effect of Environmental Regulation
----------------------------------

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

Employees
---------

                 At the close of the 1995 fiscal year, the Company employed approximately 3,000 persons.

Item 2.  Properties.
--------------------

                 The Company owns a warehouse facility in Goldsboro, North Carolina, containing approximately 120,000 square feet.

                 The Company leases one facility pursuant to a lease agreement with the local government which issued industrial revenue bonds to construct and equip the facility. The Company has the right to purchase the facility at a nominal sum upon retirement of the bonds issued in respect thereof. This transaction has been treated as a purchase for accounting and tax purposes. See Note (6) to the Company's Consolidated Financial Statements set forth on pages 22 and 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 1995. The following table describes this facility:

                                                                                Average
                                                                                Annual            Lease
       Location                     Use                   Square Feet           Rental           Expires
       --------                     ---                   -----------           -------          -------

  Fairfield County,             Administrative              55,000              $150,000          1999
  Ohio (Leased from             and Executive
  County of                     Offices
  Fairfield, Ohio)

                 In addition to the leased property described above, the Company leases space aggregating approximately 995,000 square feet at an approximate aggregate annual rental of $2.3 million. The following table sets forth certain information with respect to the Company's principal leased properties which were not in the preceding table:

                                                                 Approximate         Approximate
                                                                   Square              Annual            Lease
 Location                         Use                               Feet               Rental            Expires    Renewals
 --------                         ---                            ----------        ---------------       -------    --------
 Distribution Center              Shipping, Warehouse, Office      48,400          $ 16,000(1)            1999      None
 Goldsboro, N.C.

 Empire State Building            Sales Office                      4,300          $117,000               1999      None
 New York City, N.Y.

 2800 Loop 306                    Manufacturing, Office,          145,800          $166,000(1)            2000      5 years
 San Angelo, Texas                Warehouse

 Distribution Center              Shipping, Warehouse             172,800          $432,000(1)            2007      15 years
 San Angelo, Texas

 Cesar Lopez                      Manufacturing, Office            90,200          $168,000               1999      5 years
   de Lara Ave.
 Nuevo Laredo, Mexico


                                                                 Approximate         Approximate
                                                                   Square              Annual            Lease
 Location                         Use                               Feet               Rental            Expires    Renewals
 --------                         ---                            ----------        ---------------       -------    --------
 Ciudad Acuna                     Manufacturing, Office            64,700          $254,000               1999      5 years
   Industrial Park
 Ciudad Acuna,
   Mexico

 Airport Road                     Manufacturing, Warehouse,       165,000          $386,000(1)            2000      2 terms of 5
 Laredo, Texas                    Office                                                                            years each

 San Gabriel Street               Warehouse                       181,500          $345,000(1)            1997      6 years
 Laredo, Texas

 Zacatecas, Mexico                Manufacturing                    26,200          $ 58,000               1998      2 terms of 5
                                                                                                                    years each

 Zacatecas, Mexico                Manufacturing                    25,800          $ 58,000               2005      3 terms of 5
                                                                                                                    years each

 Asheboro, North Carolina         Manufacturing, Office,           57,500          $ 84,000(1)            1999      None
                                  Warehouse

________________

(1)      Net net lease.



                 The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and suitable for their present uses.


Item 3.  Legal Proceedings.
---------------------------

                 The Registrant previously reported that the Registrant and certain of its officers and directors were named as defendants in three related putative class action lawsuits styled as GERBER, ET AL. V. R. G. BARRY CORPORATION, ET AL., Case No. C2-94-1190 (filed December 8, 1994), CULVEYHOUSE
V. R. G. BARRY CORPORATION, ET AL., Case No. C2-94-1250 (filed December 27,
1994), and KNOPF, ET AL. V. R. G. BARRY CORPORATION, ET AL., Case No. C2-95-50 (filed January 17, 1995), in the United States District Court for the Southern District of Ohio. On April 24, 1995, the United States District Court for the Southern District of Ohio consolidated these three class actions into a single case. The plaintiffs filed an Amended and Consolidated Class Action Complaint in May, 1995. The Amended and Consolidated

Complaint, which was generally identical in substance to the three original complaints, alleged that the defendants violated federal securities laws by making false and misleading statements, engaged in common law fraud and deceit by making material misstatements and violated state law by making negligent misrepresentations. Plaintiffs sought damages in favor of plaintiffs and all other members of the purported class in such amounts as the court determined had been sustained by them. On March 11, 1996, the District Court granted defendants' motion to dismiss and entered judgment on that date dismissing with prejudice the federal securities claims and dismissing without prejudice the state law claims.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

                 Not applicable.

Executive Officers of the Registrant.
-------------------------------------

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


                                                                     Position(s) Held with the
                                                                     Registrant and Principal
 Name                                            Age                 Occupation(s) for Past Five Years
 ----                                            ---                 ---------------------------------

 Gordon Zacks                                    63                  Chairman of the Board and Chief Executive Officer since
                                                                     1979, President since 1992, and Director since 1959, of the
                                                                     Registrant.

 Richard L. Burrell                              63                  Senior Vice President-Finance since 1992, Treasurer and
                                                                     Secretary since 1976, Vice President-Finance from 1976 to
                                                                     1992, and Director since 1984, of the Registrant.

 Christian Galvis                                54                  Executive Vice President-Operations and Director since
                                                                     1992, and Vice President-Operations from 1991 to 1992, of
                                                                     the Registrant; Executive Vice President-Manufacturing of
                                                                     Work Wear Corporation, Greensboro, North Carolina, apparel manufacturers, from 1990 to 1991.

 Charles E. Ostrander                            47                  Executive Vice President-Sales & Marketing and Director
                                                                     since 1992, Vice President-Sales & Marketing from 1990 to
                                                                     1992, and Vice President-Marketing from 1987 to 1990, of
                                                                     the Registrant.

 Daniel D. Viren                                 49                  Senior Vice President-Administration since 1992, and Vice
                                                                     President-Controller from 1988 to 1992, of the Registrant.

 Harry Miller                                    53                  Vice President-Human Resources of the Registrant since
                                                                     1993; Director of Human Resources, Bassett-Walker, apparel manufacturers, a division of VF Corporation, from 1986 to
                                                                     1993.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
         Stockholder Matters.
         --------------------

                 In accordance with General Instruction G(2), the information called for in this Item 5 is incorporated herein by reference to page 12 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995.

Item 6.  Selected Financial Data.
---------------------------------

                 In accordance with General Instruction G(2), the information called for in this Item 6 is incorporated herein by reference to pages 10 and 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operation.
         -----------------------------------

                 In accordance with General Instruction G(2), the information called for in this Item 7 is incorporated herein by reference to pages 13 through 16 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995.


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

                 The Consolidated Balance Sheets of the Registrant and its subsidiaries as of December 30, 1995 and December 31, 1994, the related Consolidated Statements of Earnings, Shareholders' Equity and Cash Flows for each of the fiscal years in the three-year period ended December 30, 1995, the related Notes to Consolidated Financial Statements and the Independent Auditors' Report, appearing on pages 17 through 29 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995, are incorporated herein by reference. Quarterly Financial Data set forth on page 12 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995, are also incorporated herein by reference.


Item 9.  Changes in and Disagreements With Accountants on
----------------------------------------------------------
         Accounting and Financial Disclosure.
         ------------------------------------

                 None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

                 In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1996, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS--Employment Contracts and Termination of Employment and Change-in-Control Arrangements." In addition, certain information concerning the executive officers of the Registrant called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

Item 11.  Executive Compensation.
---------------------------------

                 In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1996, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS." Neither the report of the Compensation Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1996, shall be deemed to be incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
          Management.
          -----------

                 In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1996, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements."


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

                 In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1996, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
-----------------------------------------------------------------
          Form 8-K.
          ---------

(a)(1)   Financial Statements.
         ---------------------

         For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 21.

(a)(2)   Financial Statement Schedules.
         ------------------------------

         For a list of all financial statement schedules included in this Annual Report on Form 10-K, see "Index to Financial Statements" at page 21.

(a)(3)   Exhibits.
         ---------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of such exhibits, see "Index to Exhibits" at page 62. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.


                Executive Compensation Plans and Arrangements
                ---------------------------------------------

     Exhibit
       No.        Description                                 Location
     -------      -----------                                 --------


 10(a)            R. G. Barry Corporation Salaried            Incorporated herein by reference to the
                  Employees' Pension Plan (as Amended and     Registrant's Annual Report on Form 10-K for the
                  Restated Effective January 1, 1989)         fiscal year ended December 31, 1994 (File No.
                                                              1-8769) [Exhibit 10(a)]

 10(b)            R. G. Barry Corporation Supplemental        Incorporated herein by reference to the
                  Retirement Plan                             Registrant's Annual Report on Form 10-K for the
                                                              fiscal year ended December 29, 1990 (File
                                                              No. 0-12667) [Exhibit 10(b)]


     Exhibit
       No.        Description                                 Location
     -------      -----------                                 --------
 10(c)            R. G. Barry Corporation 1984 Incentive      Incorporated herein by reference to the
                  Stock Option Plan for Key Employees         Registrant's Current Report on Form 8-K dated
                                                              June 22, 1984, filed June 26, 1984 (File No. 1-
                                                              7231) [Exhibit 10(d)]

 10(d)            R. G. Barry Corporation Incentive Plan      Incorporated herein by reference to the
                  for Key Employees                           Registrant's Annual Report on Form 10-K for the
                                                              fiscal year ended December 29, 1984 (File No.
                                                              0-12667) [Exhibit 10(e)]

 10(e)            Employment Agreement, dated July 1, 1994,   Incorporated herein by reference to the
                  between the Registrant and Gordon Zacks     Registrant's Annual Report on Form 10-K for the
                                                              fiscal year ended December 31, 1994 (File No.
                                                              1-8769) [Exhibit 10(e)]

 10(f)            Agreement, dated September 27, 1989,        Incorporated herein by reference to the
                  between the Registrant and Gordon Zacks     Registrant's Current Report on Form 8-K dated
                                                              October 11, 1989, filed October 12, 1989 (File
                                                              No. 0-12667) [Exhibit 28.1]

 10(g)            Amendment No. 1, dated as of                Incorporated herein by reference to Amendment
                  October 12, 1994, between the Registrant    No. 14 to Schedule 13D, dated January 27, 1995,
                  and Gordon Zacks                            filed by Gordon Zacks on February 13, 1995
                                                              [Exhibit 5]

 10(h)            Amended Split-Dollar Insurance Agreement,   Pages 200 through 204
                  dated March 23, 1995, between the
                  Registrant and Gordon B. Zacks


     Exhibit
       No.        Description                                 Location
     -------      -----------                                 --------
 10(i)            R. G. Barry Corporation Leveraged           Incorporated herein by reference to the
                  Employee Stock Ownership Plan               Registrant's Annual Report on Form 10-K for the
                                                              fiscal year ended December 29, 1990 (File No.
                                                              0-12667) [Exhibit 10(j)]

 10(j)            R. G. Barry Corporation 1988 Stock Option   Incorporated herein by reference to the
                  Plan (Reflects amendments through May 11,   Registrant's Registration Statement on Form S-
                  1993)                                       8, filed August 18, 1993 (Registration No. 33-
                                                              67594) [Exhibit 4(r)]

 10(k)            Form of Stock Option Agreement used in      Pages 205 through 213
                  connection with the grant of incentive
                  stock options pursuant to the R. G. Barry
                  Corporation 1988 Stock Option Plan

 10(l)            Form of Stock Option Agreement used in      Pages 214 through 222
                  connection with the grant of non-
                  qualified stock options pursuant to the
                  R. G. Barry Corporation 1988 Stock Option
                  Plan

 10(m)            Description of Incentive Bonus Program      Incorporated herein by reference to the
                                                              Registrant's Annual Report on Form 10-K for the
                                                              fiscal year ended December 28, 1991 (File No.
                                                              1-8769) [Exhibit 10(k)]


     Exhibit
       No.        Description                                 Location
     -------      -----------                                 --------
 10(n)            R. G. Barry Corporation Employee Stock      Incorporated herein by reference to the
                  Purchase Plan (Reflects amendments and      Registrant's Registration Statement on Form S-
                  revisions for stock dividends and stock     8, filed August 18, 1993 (Registration No. 33-
                  splits through May 11, 1993)                67596) [Exhibit 4(r)]

 10(o)            R. G. Barry Corporation 1994 Stock Option   Incorporated herein by reference to the
                  Plan (Reflects stock splits through         Registrant's Registration Statement on
                  June 22, 1994)                              Form S-8, filed August 24, 1994 (Registration
                                                              No. 33-83252) [Exhibit 4(q)]

 10(p)            Form of Stock Option Agreement used in      Pages 223 through 231
                  connection with the grant of incentive
                  stock options pursuant to the R. G. Barry
                  Corporation 1994 Stock Option Plan

 10(q)            Form of Stock Option Agreement used in      Pages 232 through 241
                  connection with the grant of non-
                  qualified stock options pursuant to the
                  R. G. Barry Corporation 1994 Stock Option
                  Plan

 10(r)            Executive Employment Agreement, dated       Incorporated herein by reference to the
                  July 1, 1994, between the Registrant and    Registrant's Annual Report on Form 10-K for the
                  Christian Galvis                            fiscal year ended December 31, 1994 (File No.
                                                              33-8769) [Exhibit 10(n)]


     Exhibit
       No.        Description                                 Location
     -------      -----------                                 --------
 10(s)            Agreement, dated July 1, 1994, between      Incorporated herein by reference to the
                  the Registrant and Richard L. Burrell       Registrant's Annual Report on Form 10-K for the
                                                              fiscal year ended December 31, 1994 (File No.
                                                              1-8769) [Exhibit 10(o)]

 10(t)            Agreement, dated July 1, 1994, between      Incorporated herein by reference to the
                  the Registrant and Daniel D. Viren          Registrant's Annual Report on Form 10-K for the
                                                              fiscal year ended December 31, 1994 (File No.
                                                              1-8769) [Exhibit 10(p)]

 10(u)            Agreement, dated July 1, 1994, between      Incorporated herein by reference to the
                  the Registrant and Harry Miller             Registrant's Annual Report on Form 10-K for the
                                                              fiscal year ended December 31, 1994 (File No.
                                                              1-8769) [Exhibit 10(q)]

 10(v)            R. G. Barry Corporation Deferred            Pages 242 through 281
                  Compensation Plan (Effective as of
                  September 1, 1995)

(b)      Reports on Form 8-K
         -------------------

         There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 30, 1995.

(c)      Exhibits
         --------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 62.

(d)      Financial Statement Schedules
         -----------------------------

         Financial Statement Schedules included with this Annual Report on Form 10-K are attached hereto. See "Index to Financial Statements" at page 21.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               R. G. BARRY CORPORATION

Date:  March 28, 1996                 By /s/ Richard L.Burrell
                                         --------------------------------
                                         Richard L. Burrell,
                                         Senior Vice President-Finance,
                                                 Secretary and Treasurer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                             Date       Capacity
 ----                                             ----       --------

 *Gordon Zacks                                    *          Chairman of the Board, President, Chief
                                                             Executive Officer and Director

 *Richard L. Burrell                              *          Senior Vice President-Finance, Secretary,
                                                             Treasurer, Principal Financial and Accounting
                                                             Officer and Director

 *Christian Galvis                                *          Executive Vice President-Operations and Director

 *Charles E. Ostrander                            *          Executive Vice President-Sales and Marketing and
                                                             Director

  Leopold Abraham II                                         Director

 *Philip G. Barach                                *          Director

  William Giovanello                                         Director

 *Harvey M. Krueger                               *          Director

 *Edward M. Stan                                  *          Director



 *By /s/ Richard L. Burrell
    -----------------------
    Richard L. Burrell,
    Attorney-in-Fact
    Date:  March 28, 1996

                             R. G. BARRY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 30, 1995

                          INDEX TO FINANCIAL STATEMENTS

DESCRIPTION OF FINANCIAL STATEMENTS
(ALL OF WHICH ARE INCORPORATED BY
REFERENCE IN THIS ANNUAL REPORT ON                                                    PAGE(S) IN 1995
FORM 10-K FOR THE FISCAL YEAR                                                         ANNUAL REPORT TO
ENDED DECEMBER 30, 1995)                                                              SHAREHOLDERS
-----------------------------------                                                   ----------------

Consolidated Balance Sheets at December 30,
         1995 and December 31, 1994.............................................................17

Consolidated Statements of Earnings for the
         years ended December 30, 1995, December 31,
         1994 and January 1, 1994...............................................................18

Consolidated Statements of Shareholders' Equity
         for the years ended December 30, 1995,
         December 31, 1994 and January 1, 1994..................................................18

Consolidated Statements of Cash Flows for the
         years ended December 30, 1995, December 31,
         1994 and January 1, 1994...............................................................19

Notes to Consolidated Financial Statements.....................................................20-28

Independent Auditors' Report....................................................................29


ADDITIONAL FINANCIAL DATA
-------------------------

                  The following additional financial data should be read in conjunction with the Consolidated Financial Statements of R. G. Barry Corporation and its subsidiaries included in the 1995 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Independent Auditor's Report on Financial Statement Schedules:
  Included at page 58 of this Annual Report on Form 10-K

Schedules for the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994:

         II - Reserves:    Included at pages 59 through 61 of this
                                    Annual Report on Form 10-K

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULES


The Board of Directors and Shareholders
R. G. Barry Corporation:


Under date of February 21, 1996, we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 30, 1995, as contained in the fiscal 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP




Columbus, Ohio
February 21, 1996

                                                                     Schedule II

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                       Fiscal year ended December 30, 1995



                      Column A                            Column B        Column C         Column D         Column E
------------------------------------------------------ ---------------  --------------  ----------------  --------------
                                                                         Additions
                                                         Balance at      charged to                        Balance at
                                                         beginning        costs and                          end of
                     Description                         of period        expenses        Deductions         period
                     -----------                         ---------        --------        ----------         ------
Reserves deducted from accounts receivable:
    Allowance for doubtful receivables                $     160,000          648,000        459,000(1)         349,000
    Allowance for returns                                 1,537,000        3,021,000      1,537,000(2)       3,021,000
    Allowance for promotions                              2,403,000        4,300,000      2,403,000(3)       4,300,000
                                                      ---------------  --------------  ----------------  --------------
                                                      $   4,100,000        7,969,000      4,399,000          7,670,000
                                                      ===============  ==============  ================  ==============

----------

1  Write-off of uncollectible accounts.

2 Represents the impact on fiscal 1995 operations of fiscal year 1994 sales returns reserved for in 1994.

3 Represents the impact on fiscal 1995 operations of fiscal 1994 promotions reserved for in 1994.

                                                                     Schedule II

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                       Fiscal year ended December 31, 1994



                      Column A                            Column B        Column C         Column D         Column E
------------------------------------------------------ ---------------  --------------  ----------------  --------------
                                                                         Additions
                                                         Balance at      charged to                        Balance at
                                                         beginning        costs and                          end of
                     Description                         of period        expenses        Deductions         period
                     -----------                         ---------        --------        ----------         ------
Reserves deducted from accounts receivable:
    Allowance for doubtful receivables                 $     253,000          239,000         332,000(1)        160,000
    Allowance for returns                                  2,487,000        1,537,000       2,487,000(2)      1,537,000
    Allowance for promotions                               2,426,000        2,403,000       2,426,000(3)      2,403,000
                                                       ---------------  --------------  ----------------  --------------
                                                       $   5,166,000        4,179,000       5,245,000         4,100,000
                                                       ===============  ==============  ================  ==============
Reserve for costs of restructuring                     $      58,000               --          58,000(4)             --
                                                       ===============  ==============  ================  ==============

----------

1  Write-off of uncollectible accounts.

2 Represents the impact on fiscal 1994 operations of fiscal year 1993 sales returns reserved for in 1993.

3 Represents the impact on fiscal 1994 operations of fiscal 1993 promotions reserved for in 1993.

4  Represents reduction of reserve during fiscal 1994.




                                                                     Schedule II

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                        Fiscal year ended January 1, 1994



                      Column A                            Column B        Column C         Column D         Column E
------------------------------------------------------ ---------------  --------------  ----------------  --------------
                                                                         Additions
                                                         Balance at      charged to                        Balance at
                                                         beginning        costs and                          end of
                     Description                         of period        expenses        Deductions         period
                     -----------                         ---------        --------        ----------         ------
Reserves deducted from accounts receivable:
    Allowance for doubtful receivables                 $     239,000          265,000         251,000(1)        253,000
    Allowance for returns                                  2,632,000        2,487,000       2,632,000(2)      2,487,000
    Allowance for promotions                               2,223,000        2,426,000       2,223,000(3)      2,426,000
                                                       ---------------  --------------  ----------------  --------------
                                                       $   5,094,000        5,178,000       5,106,000         5,166,000
                                                       ===============  ==============  ================  ==============
Reserve for costs of restructuring                     $     121,000               --          63,000(4)         58,000
                                                       ===============  ==============  ================  ==============

----------

1  Write-off of uncollectible accounts.

2 Represents the impact on fiscal 1993 operations of fiscal year 1992 sales returns reserved for in 1992.

3 Represents the impact on fiscal 1993 operations of fiscal 1992 promotions reserved for in 1992.

4  Represents costs paid during fiscal 1993.

                            R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 30, 1995


                               INDEX TO EXHIBITS

      Exhibit
        No.        Description                                     Location
      -------      -----------                                     --------

        3(a)       Articles of Incorporation of Registrant, as     Pages 69 through 94
                   amended

        3(b)       Certificate of Amendment to the Articles of     Pages 95 through 97
                   Incorporation of Registrant, as filed with
                   the Ohio Secretary of State on May 22, 1995

        3(c)       Certificate of Amendment to Articles of         Pages 98 and 99
                   Incorporation of Registrant, as filed with
                   the Ohio Secretary of State on September 1,
                   1995

        3(d)       Regulations of Registrant, as amended           Incorporated herein by reference to
                                                                   Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended January 2, 1988 (File No.
                                                                   0-12667) [Exhibit 3(b)]

        4(a)       Trust Indenture, dated as of July 1, 1972,      Incorporated herein by reference to
                   by and between Registrant and The Huntington    Registrant's Registration Statement on Form S-
                   National Bank of Columbus, as Trustee           1, filed June 27, 1972 (Registration No.
                                                                   2-44432) [Exhibit 4(a)]

        4(b)       First Supplemental Trust Indenture, dated as    Incorporated herein by reference to
                   of May 2, 1975, by and between Registrant       Registrant's Registration Statement on Form S-
                   and The Huntington National Bank of             7, filed March 3, 1978 (Registration No.
                   Columbus, as Trustee                            2-60888) [Exhibit 2(b)(ii)]


      Exhibit
        No.        Description                                     Location
      -------      -----------                                     --------
        4(c)       Second Supplemental Trust Indenture, dated      Incorporated herein by reference to
                   as of April 1, 1978, by and between             Registrant's Registration Statement on Form S-
                   Registrant and The Huntington National Bank     7, filed March 3, 1978 (Registration No.
                   of Columbus, as Trustee                         2-60888) [Exhibit 2(b)(iii)]

        4(d)       Third Supplemental Indenture, dated as of       Incorporated herein by reference to
                   June 22, 1984, between Registrant and The       Registrant's Current Report on Form 8-K dated
                   Huntington National Bank, as Trustee            June 22, 1984, filed June 26, 1984 (File No.
                                                                   1-7231) [Exhibit 4(d)]

        4(e)       Fourth Supplemental Trust Indenture, dated      Incorporated herein by reference to
                   as of February 27, 1985, between Registrant     Registrant's Annual Report on Form 10-K for the
                   and The Huntington National Bank, as Trustee    fiscal year ended December 29, 1984 (File No.
                                                                   0-12667) [Exhibit 4(e)]

        4(f)       Revolving Credit Agreement, made to be          Pages 100 through 195
                   effective on February 28, 1996, among
                   Registrant, The Bank of New York, The
                   Huntington National Bank and NBD Bank

        4(g)       Note Agreement, dated July 5, 1994, between     Incorporated herein by reference to
                   Registrant and Metropolitan Life Insurance      Registrant's Registration Statement on Form S-
                   Company                                         3, filed July 21, 1994 (Registration No. 33-
                                                                   81820) [Exhibit 4(t)]

        4(h)       Rights Agreement, dated as of February 29,      Incorporated herein by reference to
                   1988, between Registrant and The Huntington     Registrant's Current Report on Form 8-K dated
                   National Bank                                   March 14, 1988, filed March 15, 1988 (File No.
                                                                   0-12667) [Exhibit 4]


      Exhibit
        No.        Description                                     Location
      -------      -----------                                     --------
        9(a)       Zacks-Streim Voting Trust and amendments        Incorporated herein by reference to
                   thereto                                         Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended January 2, 1993 (File
                                                                   No. 1-8769) [Exhibit 9]

        9(b)       Documentation related to extension of term      Pages 196 through 199
                   of the Voting Trust Agreement for the Zacks-
                   Streim Voting Trust

       10(a)       R. G. Barry Corporation Salaried Employees'     Incorporated herein by reference to the
                   Pension Plan (as Amended and Restated           Registrant's Annual Report on Form 10-K for the
                   Effective January 1, 1989)                      fiscal year ended December 31, 1994 (File No.
                                                                   1-8769) [Exhibit 10(a)]

       10(b)       R. G. Barry Corporation Supplemental            Incorporated herein by reference to
                   Retirement Plan                                 Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 29, 1990 (File
                                                                   No. 0-12667) [Exhibit 10(b)]

       10(c)       R. G. Barry Corporation 1984 Incentive Stock    Incorporated herein by reference to
                   Option Plan for Key Employees                   Registrant's Current Report on Form 8-K dated
                                                                   June 22, 1984, filed June 26, 1984 (File No.
                                                                   1-7231) [Exhibit 10(d)]

       10(d)       R. G. Barry Corporation Incentive Plan for      Incorporated herein by reference to
                   Key Employees                                   Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 29, 1984 (File No.
                                                                   0-12667) [Exhibit 10(e)]

      Exhibit
        No.        Description                                     Location
      -------      -----------                                     --------
       10(e)       Employment Agreement, dated July 1, 1994,       Incorporated herein by reference to the
                   between Registrant and Gordon Zacks             Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 31, 1994 (File No.
                                                                   1-8769) [Exhibit 10(e)]

       10(f)       Agreement, dated September 27, 1989, between    Incorporated herein by reference to
                   Registrant and Gordon Zacks                     Registrant's Current Report on Form 8-K dated
                                                                   October 11, 1989, filed October 12, 1989 (File
                                                                   No. 0-12667) [Exhibit 28.1]

       10(g)       Amendment No. 1, dated as of October 12,        Incorporated herein by reference to Amendment
                   1994, between Registrant and Gordon Zacks       No. 14 to Schedule 13D, dated January 27, 1995,
                                                                   filed by Gordon Zacks on February 13, 1995
                                                                   [Exhibit 5]

       10(h)       Amended Split-Dollar Insurance Agreement,       Pages 200 through 204
                   dated March 23, 1995, between Registrant and
                   Gordon B. Zacks

       10(i)       R. G. Barry Corporation Leveraged Employee      Incorporated herein by reference to
                   Stock Ownership Plan                            Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 29, 1990 (File No.
                                                                   0-12667) [Exhibit 10(j)]

       10(j)       R. G. Barry Corporation 1988 Stock Option       Incorporated herein by reference to
                   Plan (Reflects amendments through May 11,       Registrant's Registration Statement on Form S-
                   1993)                                           8, filed August 18, 1993 (Registration No.
                                                                   33-67594) [Exhibit 4(r)]

      Exhibit
        No.        Description                                     Location
      -------      -----------                                     --------
       10(k)       Form of Stock Option Agreement used in          Pages 205 through 213
                   connection with the grant of incentive stock
                   options pursuant to the R. G. Barry
                   Corporation 1988 Stock Option Plan

       10(l)       Form of Stock Option Agreement used in          Pages 214 through 222
                   connection with the grant of non-qualified
                   stock options pursuant to the R. G. Barry
                   Corporation 1988 Stock Option Plan

       10(m)       Description of Incentive Bonus Program          Incorporated herein by reference to
                                                                   Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 28, 1991 (File No.
                                                                   1-8769) [Exhibit 10(k)]

       10(n)       R. G. Barry Corporation Employee Stock          Incorporated herein by reference to
                   Purchase Plan (Reflects amendments and          Registrant's Registration Statement on Form S-
                   revisions for stock dividends and stock         8, filed August 18, 1993 (Registration No.
                   splits through May 11, 1993)                    33-67596) [Exhibit 4(r)]

       10(o)       R. G. Barry Corporation 1994 Stock Option       Incorporated herein by reference to
                   Plan (Reflects stock splits through June 22,    Registrant's Registration Statement on Form S-
                   1994)                                           8, filed August 24, 1994 (Registration
                                                                   No. 33-83252) [Exhibit 4(q)]

       10(p)       Form of Stock Option Agreement used in          Pages 223 through 231
                   connection with the grant of incentive stock
                   options pursuant to the R. G. Barry
                   Corporation 1994 Stock Option Plan

      Exhibit
        No.        Description                                     Location
      -------      -----------                                     --------
       10(q)       Form of Stock Option Agreement used in          Pages 232 through 241
                   connection with the grant of non-qualified
                   stock options pursuant to the R. G. Barry
                   Corporation 1994 Stock Option Plan

       10(r)       Executive Employment Agreement, dated July      Incorporated herein by reference to the
                   1, 1994, between Registrant and Christian       Registrant's Annual Report on Form 10-K for the
                   Galvis                                          fiscal year ended December 31, 1994 (File No.
                                                                   1-8769) [Exhibit 10(n)]

       10(s)       Agreement, dated July 1, 1994, between          Incorporated herein by reference to the
                   Registrant and Richard L. Burrell               Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 31, 1994 (File No.
                                                                   1-8769) [Exhibit 10(o)]

       10(t)       Agreement, dated July 1, 1994, between          Incorporated herein by reference to the
                   Registrant and Daniel D. Viren                  Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 31, 1994 (File No.
                                                                   1-8769) [Exhibit 10(p)]

       10(u)       Agreement, dated July 1, 1994, between          Incorporated herein by reference to the
                   Registrant and Harry Miller                     Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 31, 1994 (File No.
                                                                   1-8769) [Exhibit 10(q)]

       10(v)       R. G. Barry Corporation Deferred                Pages 242 through 268
                   Compensation Plan (Effective as of
                   September 1, 1995)


      Exhibit
        No.        Description                                     Location
      -------      -----------                                     --------
          13       Registrant's Annual Report to Shareholders      Incorporated herein by reference to the
                   for the fiscal year ended December 30, 1995     financial statements portion of this Annual
                   (Not deemed filed except for the portions       Report on Form 10-K beginning at page 21
                   thereof which are specifically incorporated
                   by reference into this Annual Report on Form
                   10-K)

          21       Subsidiaries of Registrant                      Incorporated herein by reference to
                                                                   Registrant's Annual Report on Form 10-K for the
                                                                   fiscal year ended December 31, 1994 (File No.
                                                                   1-8769) [Exhibit 21]

          23       Consent of Independent Auditors                 Page 269

          24       Powers of Attorney                              Pages 270 through 277

          27       Financial Data Schedule                         Page 278