Form 10-Q
period 1996-03-30
BARRY R G CORP /OH/
filed 1996-05-01
CIK 749872

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

       (Mark one)

       ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     March 30, 1996

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

                                           Yes  X      No

       Common Shares, $1 Par Value,
                      Outstanding as of March 30, 1996 - 7,411,883


                         Index to Exhibits at page 11

                         PART I FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           March 30, 1996   Dec. 30, 1995
  ASSETS:
    Cash and cash equivalents.  .  .  .  .  $    657,000       6,267,000
    Accounts receivable, less allowances .    14,525,000      18,252,000
    Inventory (note 3) .  .  .  .  .  .  .    39,839,000      31,708,000
    Deferred federal income taxes  .  .  .     4,406,000       4,406,000
    Recoverable income taxes .  .  .  .  .       665,000           -
    Prepaid expenses.  .  .  .  .  .  .  .     2,101,000       2,088,000
                                               ---------       ---------
          Total current assets  .  .  .  .    62,193,000      62,721,000
                                              ----------      ----------

    Property, plant and equipment, at cost    36,622,000      36,964,000
      Less accumulated depreciation
       and amortization.  .  .  .  .  .  .    22,298,000      22,808,000
                                              ----------      ----------
        Net property, plant and equipment     14,324,000      14,156,000
                                              ----------      ----------
    Goodwill, less accumulated amortization    4,433,000       4,462,000
    Other assets .  .  .  .  .  .  .  .  .     3,071,000       3,001,000

                                            $ 84,021,000      84,340,000
                                            ============      ==========

  LIABILITIES & SHAREHOLDERS' EQUITY:
    Current installments of long-term debt
      and capital lease obligations.  .  .       115,000         815,000
    Short-term notes payable .  .  .  .  .    12,000,000           -
    Accounts payable.  .  .  .  .  .  .  .     5,502,000       8,961,000
    Accrued expenses.  .  .  .  .  .  .  .     1,736,000       9,017,000
                                               ---------       ---------
          Total current liabilities.  .  .    19,353,000      18,793,000
                                              ----------      ----------

    Accrued retirement costs and other.  .     2,550,000       2,546,000

    Long-term debt and capital lease
    obligations, excluding current
      installments:
      Notes payable .  .  .  .  .  .  .  .    15,000,000      15,000,000
      Capital lease obligations .  .  .  .       390,000         390,000
                                                 -------         -------
        Long-term debt and capital lease
          obligations  .  .  .  .  .  .  .    15,390,000      15,390,000
                                              ----------      ----------
          Total liabilities  .  .  .  .  .    37,293,000      36,729,000
                                              ----------      ----------

    Shareholders' equity:
      Preferred shares, $1 par value.
        Authorized 4,000,000 Class A,
        and 1,000,000 Series I Junior
        Participating Class B shares,
        none issued .  .  .  .  .  .  .  .         -               -
      Common shares, $1 par value.
        Authorized 15,000,000 shares
        (excluding treasury shares).  .  .    7,412,000        7,410,000
      Additional capital in excess of
        par value.  .  .  .  .  .  .  .  .   15,169,000       15,161,000
      Retained earnings.  .  .  .  .  .  .   24,147,000       25,040,000
                                             ----------       ----------

          Net shareholders' equity .  .  .   46,728,000       47,611,000
                                             ----------       ----------

                                           $ 84,021,000       84,340,000
                                           ============       ==========

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Thirteen            Twelve
                                       Weeks Ended        Weeks Ended
                                     March 30, 1996     March 25, 1995

  Net sales.  .  .  .  .  .  .  .  .   $ 16,074,000         14,979,000

  Cost of sales  .  .  .  .  .  .  .      7,362,000          7,611,000
                                          ---------          ---------

    Gross profit .  .  .  .  .  .  .      8,712,000          7,368,000

  Selling, general &
    administrative expenses  .  .  .      9,955,000         10,164,000
                                          ---------         ----------

    Operating loss  .  .  .  .  .  .    ( 1,243,000)       ( 2,796,000)

  Other income.  .  .  .  .  .  .  .        163,000              -

  Interest expense  .  .  .  .  .  .    (   446,000)       (   487,000)
  Interest income.  .  .  .  .  .  .         38,000              3,000
                                             ------              -----

    Net interest expense  .  .  .  .    (   408,000)       (   484,000)
                                            -------            -------

  Loss before income tax benefit.  .    ( 1,488,000)       ( 3,280,000)

  Income tax benefit (note 4).  .  .    (   595,000)       ( 1,276,000)
                                            -------        - ---------

    Net loss  .  .  .  .  .  .  .  .  $ (   893,000)       ( 2,004,000)
                                            =======          =========



  Net loss per common
    share (note 5)  .  .  .  .  .  .      $ (0.12)             (0.27)
                                          =======              =====


  Average number of common
    shares outstanding .  .  .  .  .      7,411,000          7,383,000
                                          =========          =========

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Thirteen          Twelve
                                          Weeks Ended      Weeks Ended
                                        March 26, 1996   March 25, 1995

Cash flows from operating activities:
  Net loss .  .  .  .  .  .  .  .  .  . $ (   893,000)     ( 2,004,000)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization of
      property, plant, and equipment  .       387,000          329,000
    Amortization of goodwill .  .  .  .        29,000           30,000
    Net (increase) decrease in:
      Accounts receivable, net  .  .  .     3,727,000        6,791,000
      Inventory  .  .  .  .  .  .  .  .   ( 8,131,000)     ( 5,697,000)
      Prepaid expenses .  .  .  .  .  .   (    13,000)         174,000
      Refundable income taxes.  .  .  .   (   665,000)     ( 1,097,000)
      Other assets  .  .  .  .  .  .  .   (    70,000)          71,000
    Net increase (decrease) in:
      Accounts payable .  .  .  .  .  .   ( 3,459,000)     ( 2,381,000)
      Accrued expenses .  .  .  .  .  .   ( 7,281,000)     ( 4,035,000)
      Accrued retirement and other .  .         4,000           32,000
                                                -----           ------
        Net cash used in operating
          activities.  .  .  .  .  .  .   (16,365,000)     ( 8,237,000)
                                          -----------      - ---------
Cash flows from investing activities:
  Additions of property, plant
    and equipment, net .  .  .  .  .  .   (   555,000)     (   719,000)
                                              -------          -------
Cash flows from financing activities:
  Proceeds from short-term
    notes payable.  .  .  .  .  .  .  .    12,000,000        9,000,000
  Stock options exercised, (net of
    treasury stock acquisitions).  .  .        10,000      (   233,000)
  Repayment of long-term debt
    and capital lease obligations  .  .   (   700,000)     (   497,000)
                                              -------          -------
        Net cash provided by
          financing activities  .  .  .    11,310,000        8,270,000
                                           ----------        ---------

Net decrease in cash.  .  .  .  .  .  .   ( 5,610,000)     (   686,000)

Cash at beginning of the period .  .  .     6,267,000        2,360,000
                                            ---------        ---------

Cash at end of the period .  .  .  .  . $     657,000        1,674,000
                                        =============        =========

Supplemental cash flow disclosures:
  Interest paid  .  .  .  .  .  .  .  . $     771,000          841,000
                                        =============          =======

  Taxes paid  .  .  .  .  .  .  .  .  . $   5,415,000        2,509,000
                                        =============        =========

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                         Notes to Financial Statements
                      Under Item 1 of Part I of Form 10-Q
                             for the Periods Ended
                       March 30, 1996 and March 25, 1995

1. These interim financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made, which in the opinion of management, are necessary to fairly present the results of operations for the periods.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year. Prior to 1996, the fiscal quarters were comprised of a twelve week first quarter, thirteen week second and third quarters, and a fourteen week fourth quarter. When there was a fifty-three week fiscal year, the Company added one week to the first fiscal quarter. Effective in 1996, the Company has modified its fiscal quarters, so that all fiscal quarters will routinely have thirteen weeks, except that in fifty-three week fiscal years, the fourth quarter will have fourteen weeks. The objective of this change is to even out the length of the fiscal quarters, and to more closely follow the fiscal accounting periods of the Company's principle retailing customers. Fiscal 1995 and 1996 are both fifty-two week years.

3. A substantial portion of inventory is valued using the dollar value LIFO method and, therefore, it is impractical to separate inventory value between raw materials, work-in-process and finished goods.

4. Income tax expense benefit for the periods ended March 30, 1996 and March 25, 1995, consists of:
                                                 1996           1995
          Current:
             U. S. Federal (benefit) .  .   ($  498,000)   ($1,032,000)
             State and Local.  .  .  .  .   (    97,000)   (   244,000)
                                                 ------        -------
                 Total.  .  .  .  .  .  .   ($  595,000)   ($1,276,000)
                                            ===========    ===========

          The income tax benefit reflects a combined federal, foreign, state and local effective rate of 40.0% for the first quarter of 1996 and 38.9% for the same period of 1995, as compared to the statutory U. S. federal rate of 34.0% in both years.

          Income tax for the periods ended March 30, 1996 and March 25, 1995 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0% to pretax income as a result of the following:

                                                 1996           1995
       Computed "expected" tax expense:
          U. S. Federal (benefit) .  .      ($  506,000)   ($1,115,000)
          Other .  .  .  .  .  .  .  .      (    25,000)         -
          State and Local (benefit), net
           of Federal income tax benefit    (    64,000)   (   161,000)
                                                 ------        -------
              Total.  .  .  .  .  .  .      ($  595,000)   ($1,276,000)
                                            ===========    ===========

5. Net loss per common share has been computed based on the average number of common shares outstanding during each period. Period ending and average common shares outstanding have been retroactively restated to give effect to all prior share splits and dividends.

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                         Notes to Financial Statements
                      Under Item 1 of Part I of Form 10-Q
                             for the Periods Ended
                       March 30, 1996 and March 25, 1995
                                  (continued)

6. The Company previously reported that in 1994, the Company and several of its officers and directors were named as defendants in three purported class actions filed in the United States District Court for the Southern District of Ohio, Eastern Division. The Complaints generally allege that the Company made several false and misleading statements in violation of certain provisions of the federal securities laws. One complaint also alleged claims arising under state law. The District Court subsequently consolidated these three class actions into a single case. On March 11, 1996, the District Court granted the Company's motion to dismiss this action and entered a judgement on that date dismissing with prejudice the federal securities claims and dismissing without prejudice the state law claims. On March 20, 1996, plaintiffs filed a motion asking that the Court reconsider its decision. The request for reconsideration is pending.

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
          ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Liquidity and Capital Resources
As of the end of the first quarter of 1996, the Company had $42.8 million in net working capital. This compares with $35.9 million at the end of the first quarter of 1995, and $43.9 million at the end of the 1995 fiscal year. The increase in working capital from the first quarter of 1995 to the first quarter of 1996, is principally due to the profit that the Company earned during fiscal 1995, and the reduced loss that the Company realized in the first quarter of 1996 compared with the same quarter of 1995. The decline in net working capital from fiscal year end 1995 to the end of the first quarter of 1996, is mostly the result of the first quarter 1995 loss. Also contributing to the decline in net working capital during the first quarter of 1996, is the scheduled repayment of long-term debt.

At the end of the first quarter of 1996, the Company had $0.7 million in cash, $14.5 million in net receivables and $39.8 million in inventory. This compares with $1.7 million in cash, $16.6 million in net receivables and $31.8 million in inventory at the end of the first quarter of 1995. The reduction in receivables largely reflects improved collection in accounts, and the impact of a larger reserve for returns at the end of the first quarter of 1996 compared with 1995. Inventory increased from the first quarter of 1995 to the first quarter of 1996, by $8.1 million. This increase in inventory largely reflects additional amounts needed to support anticipated increases in net sales later in 1996.

At fiscal year end 1995, the Company had $6.3 million in cash, $18.3 million in net receivables and $31.7 million in inventory. From the end of the fiscal year to the end of the first quarter 1996, net receivables have declined by $3.7 million, as the Company collected substantial balances that were due it at year end. The increase in inventory from year end represents a normal seasonal growth in inventory, as the Company seasonally builds inventory in anticipation of sales later in the year.

In late February 1996, the Company negotiated a new Revolving Credit Agreement ("Revolver"), with its three main lending banks, replacing the agreement that had been in place for a number of years. The Revolver provides the Company a seasonally adjusted available line of credit ranging from $6 million in January, to a peak of $51 million from July through November. The Revolver currently extends through 1998 and provides for periodic extensions upon request and with the approval of the banks. The Revolver contains financial covenants typical of agreements of its type and duration. The Company is in compliance with all covenants of the Revolver, and all other debt agreements.

As of the end of the first quarter of 1996, the Company had borrowed $12.0 million under the Revolver, compared with $11.0 million as of the end of the first quarter of 1995. There were no such borrowings outstanding as of the end of fiscal 1995.

Results of Operations
During the first quarter of 1996, the Company had net sales of $16.1 million, compared with $15.0 million of net sales during the first quarter of 1995, an increase of 7.3%. There were no significant price increases during the period. The growth in net sales occurred across the broad range of brands and products that the Company sells, primarily in the thermal products area. In addition, the first quarter of 1996 included thirteen weeks whereas 1995 included twelve weeks.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operation - continued

Gross profit dollars during the first quarter increased from $7.4 million in 1995 to $8.7 million in 1996. Gross profit as a percentage of net sales also increased during the first quarter to 54.2 percent in 1996, from 49.2 percent in 1995. The mix of products sold during the first quarter contributed to the improvement in the gross profit percentage realized. In addition, the impact of returned merchandise during the first quarter of 1996, has reduced the amount of reported net sales. The lower amount of net sales has had the effect of increasing the percent of gross profit, although returns have no impact on gross profit dollars or net income for the quarter. The profit impact of returns was estimated and accrued at year end 1995.

Selling, general and administrative expenses during the quarter decreased from 1995 to 1996, by about $200 thousand, despite the 7.3 percent increase in sales. There was no single significant item of reduced expense, rather most categories of expense remained relatively constant or incurred a modest decline.

The agreement relating to the royalty income [other income] that the Company earned in prior years terminated at the end of 1994 and was replaced with a new agreement during the second quarter of 1995; thus there was no royalty income during the first quarter of 1995. The new agreement requires substantially lower minimum royalty payments than the previous agreement. Other income in the first quarter of 1996, reflects minimum royalties plus amounts realized in excess of the minimum requirement for the period.

Net interest expense in the first quarter of 1996, declined slightly from the first quarter of 1995. Throughout the first quarter 1996, the Company had fewer average borrowings under the Revolver than in 1995, and short term interest rates for the quarter averaged about 1.2 percent less in 1996, than in 1995.

For the quarter the Company incurred a net loss of $893 thousand after taxes, or $0.12 per share, compared with a net loss in the first quarter of 1995 of $2.0 million, or $0.27 per share.

                           PART II OTHER INFORMATION


          Item 1.  Legal Proceedings.

                         The Company previously  reported that the Company and
                    certain of its officers and directors were named as defendants in three related putative class action lawsuits styled as Gerber, et al. v. R. G. Barry Corporation, et al., Case No. C2-94-1190 (filed December 8, 1994), Culveyhouse v. R. G. Barry Corporation, et al., Case No. C2-94-1250 (filed December 27, 1994), and Knopf, et al. v.
                    R. G. Barry Corporation, et al., Case No. C2-95-50 (filed January 17, 1995), in the United States District Court for the Southern District of Ohio. On April 24, 1995, the United States District Court for the Southern District of Ohio consolidated these three class actions into a single case. The plaintiffs filed an Amended and Consolidated Complaint, which is generally identical in substance to the three original complaints, alleging that the defendants violated federal securities laws by making false and misleading statements, engaged in common law fraud and deceit by making material misstatements and violated state law by making negligent misrepresentations. Plaintiffs sought damages in favor of plaintiffs and all other members of the purported class in such amounts as the court determined had been sustained by them. On March 11, 1996, the District Court granted defendants' motion to dismiss and entered judgment on that date dismissing with prejudice the federal securities claims and dismissing without prejudice the state law claims. On March 20, 1996, the plaintiffs filed a motion with the Court asking that the judge reconsider his decision. That motion is still pending.

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

          Item 4.  Submission of Matters to a Vote of Security Holders.
                    (a) - (d) Not Applicable.

          Item 5.  Other Information.
                    No response required.

          Item 6.  Exhibits and Reports on Form 8-K.

                    (a)  Exhibits: See Index to Exhibits at page 10.

                    (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         R. G. BARRY CORPORATION
                                         Registrant



           April 30, 1996               /s/Richard L. Burrell
   ______________________________          Richard L. Burrell
                Date                       Senior Vice President-Finance
                                           (Principal Financial Officer)
                                           (Duly Authorized Officer)

                            R. G. BARRY CORPORATION

                               INDEX TO EXHIBITS




  Exhibit                                        Page
  Number               Description              Number
_______________________________________________________


    27            Financial Data Schedule         12