Form 10-Q
period 1996-06-29
BARRY R G CORP /OH/
filed 1996-08-12
CIK 749872

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

       (Mark one)

       ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     June 29, 1996

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

                                           Yes  X      No


       Common Shares, $1 Par Value,
                      Outstanding as of June 29, 1996 - 9,279,520




                         Index to Exhibits at page 13

                         PART I FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                            June 29, 1996   Dec. 30, 1995
                                            -------------   -------------
  ASSETS:
    Cash and cash equivalents.  .  .  .  .  $  1,118,000       6,267,000
    Accounts receivable, less allowances .    14,655,000      18,252,000
    Inventory (note 3) .  .  .  .  .  .  .    50,271,000      31,708,000
    Deferred federal income taxes  .  .  .     4,406,000       4,406,000
    Recoverable income taxes .  .  .  .  .     1,952,000           -
    Prepaid expenses.  .  .  .  .  .  .  .     1,598,000       2,088,000
                                            ------------    ------------
          Total current assets  .  .  .  .    74,000,000      62,721,000
                                            ------------    ------------

    Property, plant and equipment, at cost    37,082,000      36,964,000
      Less accumulated depreciation
       and amortization.  .  .  .  .  .  .    22,732,000      22,808,000
                                            ------------    ------------
        Net property, plant and equipment     14,350,000      14,156,000
                                            ------------    ------------
    Goodwill, less accumulated amortization    4,404,000       4,462,000
    Other assets .  .  .  .  .  .  .  .  .     2,658,000       3,001,000
                                            ------------    ------------
                                            $ 95,412,000      84,340,000
                                            ============    ============

  LIABILITIES & SHAREHOLDERS' EQUITY:
    Current installments of long-term debt
      and capital lease obligations.  .  .       115,000         815,000
    Short-term notes payable .  .  .  .  .    21,000,000           -
    Accounts payable.  .  .  .  .  .  .  .     7,450,000       8,961,000
    Accrued expenses.  .  .  .  .  .  .  .     3,280,000       9,017,000
                                            ------------    ------------
          Total current liabilities.  .  .    31,845,000      18,793,000
                                            ------------    ------------
    Accrued retirement costs and other.  .     2,621,000       2,546,000

    Long-term debt and capital lease
      obligations, excluding current
      installments:
      Notes payable .  .  .  .  .  .  .  .    15,000,000      15,000,000
      Capital lease obligations .  .  .  .       390,000         390,000
                                            ------------    ------------
        Long-term debt and capital lease
          obligations  .  .  .  .  .  .  .    15,390,000      15,390,000
                                            ------------    ------------
          Total liabilities  .  .  .  .  .    49,856,000      36,729,000
                                            ------------    ------------
    Shareholders' equity:
      Preferred shares, $1 par value.
        Authorized 4,000,000 Class A,
        and 1,000,000 Series I Junior
        Participating Class B shares,
        none issued .  .  .  .  .  .  .  .         -               -
      Common shares, $1 par value.
        Authorized 15,000,000 shares
        (excluding treasury shares).  .  .    9,279,000        7,410,000
      Additional capital in excess of
        par value.  .  .  .  .  .  .  .  .   13,364,000       15,161,000
      Retained earnings.  .  .  .  .  .  .   22,913,000       25,040,000
                                            ------------    ------------
          Net shareholders' equity .  .  .   45,556,000       47,611,000
                                            ------------    ------------
                                           $ 95,412,000       84,340,000
                                            ============    ============

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Twenty-Six  Twenty-Five
                        Thirteen Weeks Ended Weeks Ended Weeks Ended June 29, June 24, June 29, June 24,
                          1996         1995          1996         1995
                     -----------   ----------    ----------   ----------

Net sales.  .  .  .  $19,961,000   10,806,000    36,035,000   25,785,000

Cost of sales  .  .   11,664,000    4,734,000    19,026,000   12,345,000
                     -----------  -----------   -----------  -----------
  Gross profit .  .    8,297,000    6,072,000    17,009,000   13,440,000

Selling, general
  and administrative
  expense.  .  .  .    9,810,000    9,530,000    19,765,000   19,694,000
                     -----------  -----------   -----------  -----------
  Operating loss  .  ( 1,513,000) ( 3,458,000)  ( 2,756,000) ( 6,254,000)

Other income.  .  .       44,000       44,000       207,000       44,000

Interest expense  .  (   612,000) (   669,000)  ( 1,058,000) ( 1,156,000)
Interest income.  .       26,000       13,000        64,000       16,000
                     -----------  -----------   -----------  -----------
  Net interest
    expense .  .  .  (   586,000) (   656,000)  (   994,000) ( 1,140,000)
                     -----------  -----------   -----------  -----------
Loss before income
  tax benefit  .  .  ( 2,055,000) ( 4,070,000)  ( 3,543,000) ( 7,350,000)

Income tax benefit
  (note 4)  .  .  .  (   821,000) ( 1,591,000)  ( 1,416,000) ( 2,867,000)
                     -----------  -----------   -----------  -----------
  Net loss  .  .  . $( 1,234,000) ( 2,479,000)  ( 2,127,000) ( 4,483,000)
                    ============  ===========   ===========  ===========


Net loss per common
  share (note 5)  .    $  (0.14)       (0.27)        (0.23)       (0.49)
                          ======       ======        ======       ======
Average number of
  shares outstanding   9,274,000    9,216,000     9,268,000    9,222,000
                    ============  ===========   ===========  ===========

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Twenty-Six     Twenty-Five
                                             Weeks Ended    Weeks Ended
                                           June 29, 1996   June 24, 1995
                                           -------------   -------------

Cash flows from operating activities:
  Net loss  .  .  .  .  .  .  .  .  .  .   $( 2,127,000)    ( 4,483,000)

  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization of
      property, plant, and equipment.  .        821,000         707,000
    Amortization of goodwill  .  .  .  .         58,000          59,000
    Net (increase) decrease in:
      Accounts receivable, net.  .  .  .      3,597,000      14,234,000
      Inventory.  .  .  .  .  .  .  .  .    (18,563,000)    (18,607,000)
      Prepaid expenses  .  .  .  .  .  .        490,000         101,000
      Refundable income taxes .  .  .  .    ( 1,952,000)    ( 2,532,000)
      Other assets.  .  .  .  .  .  .  .        343,000           1,000
    Net increase (decrease) in:
      Accounts payable  .  .  .  .  .  .    ( 1,511,000)    ( 1,780,000)
      Accrued expenses  .  .  .  .  .  .    ( 5,737,000)    ( 4,228,000)
      Accrued supplemental retirement
        and other liabilities .  .  .  .         75,000         128,000
                                           ------------    ------------
        Net cash used in operating
          activities .  .  .  .  .  .  .    (24,506,000)    (16,400,000)
                                           ------------    ------------
Cash flows from investing activities:
  Additions of property, plant
    and equipment, net  .  .  .  .  .  .    ( 1,015,000)    ( 1,253,000)
                                           ------------    ------------
Cash flows from financing activities:
  Proceeds from short-term notes .  .  .     21,000,000      17,000,000
  Acquisition of treasury shares                  -         (   240,000)
  Proceeds from stock options exercised          72,000          47,000
  Repayment of long-term debt
    and capital lease obligations.  .  .    (   700,000)    (   567,000)
                                           ------------    ------------
        Net cash provided by
          financing activities.  .  .  .     20,372,000      16,240,000
                                           ------------    ------------
Net increase (decrease) in cash  .  .  .    ( 5,149,000)    ( 1,413,000)

Cash at beginning of the period  .  .  .      6,267,000       2,360,000
                                           ------------    ------------
Cash at end of the period  .  .  .  .  .   $  1,118,000         947,000
                                           ============    ============

Supplemental cash flow disclosures:
  Interest paid.  .  .  .  .  .  .  .  .   $    966,000       1,138,000
                                           ============    ============

  Taxes paid.  .  .  .  .  .  .  .  .  .   $  5,618,000       2,633,000
                                           ============    ============

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                         Notes to Financial Statements
                      Under Item 1 of Part I of Form 10-Q
                             for the Periods Ended
                        June 29, 1996 and June 24, 1995

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

4. Income tax benefit for the periods ended June 29, 1996 and June 24, 1995, consists of:
                                                 1996           1995
          Current:
             U. S. Federal benefit.  .  .   ($1,172,000)   ($2,310,000)
             State and Local.  .  .  .  .   (   244,000)   (   557,000)
                                             ----------     ----------
                 Total.  .  .  .  .  .  .   ($1,416,000)   ($2,867,000)
                                             ==========     ==========

          The income tax benefit reflects a combined federal, foreign, state and local effective rate of 40.0% for the first half of 1996 and 39.0% for the same period of 1995, as compared to the statutory U. S. federal rate of 34.0% in both years.

          Income tax for the periods ended June 29, 1996 and June 24, 1995 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0% to pretax income as a result of the following:

                                                 1996           1995
          Computed "expected" tax expense:
             U. S. Federal benefit.  .  .   ($1,205,000)   ($2,499,000)
             Other .  .  .  .  .  .  .  .   (    50,000)         -
             State and Local benefit, net
              of Federal income tax benefit (   161,000)   (   368,000)
                                             ----------     ----------
                 Total.  .  .  .  .  .  .   ($1,416,000)   ($2,867,000)
                                             ==========     ==========

5. Net loss per common share has been computed based on the average number of common shares outstanding during each period. Average common shares outstanding for prior periods have been retroactively restated to give effect to all prior share splits and dividends.

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                         Notes to Financial Statements
                      Under Item 1 of Part I of Form 10-Q
                             for the Periods Ended
                        June 29, 1996 and June 24, 1995
                                  (continued)

5.   (continued)

          On June 17, 1996, the Company distributed a five for four share split to shareholders of record on June 3, 1996. Previously the Company had distributed a four for three share split on June 22, 1995 to shareholders of record on June 1, 1995.

6. The Company previously reported that in 1994, the Company and several of its officers and directors were named as defendants in three purported class actions filed in the United States District Court for the Southern District of Ohio, Eastern Division. The Complaints generally alleged that the Company made several false and misleading statements in violation of certain provisions of the federal securities laws. One complaint also alleged claims arising under state law. The District Court judge subsequently consolidated these three class actions into a single case. In March 1996, the judge granted the Company's motion to dismiss the action and entered a judgement dismissing with prejudice the federal securities claims and dismissing without prejudice the state law claims. In March 1996, plaintiffs filed a motion asking that the District Court reconsider the decision. In May 1996, the action was again dismissed. Plaintiffs have filed no further appeal.

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
          ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



           "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements in this Quarterly Report on Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, capacity and supply constraints or difficulties, weather conditions, and other risks detailed in the Company's Securities and Exchange Commission filings.

Liquidity and Capital Resources

     At the end of the second quarter of 1996, the Company had $42.2 million in net working capital. At the end of the second quarter of 1995, the Company had $33.3 million in net working capital, and at the end of the 1995 fiscal year, $43.9 million. The increase in working capital from the second quarter of 1995 to the second quarter of 1996, is largely due to the profits earned by the Company over the most recent four quarters. The decline in net working capital from year end 1995 to the end of the second quarter of 1996, is mainly due to the first half 1996 seasonal loss.

     At the end of the second quarter of 1996, the Company had $1.1 million in cash, $14.7 million in net accounts receivable and $50.3 million in inventory. This compares with $0.9 million in cash, $9.2 million in net accounts receivable and $44.7 million in inventory at the end of the same quarter of 1995. The principle changes in working capital are to receivables and inventory. Net account receivables have grown from levels held one year ago, largely due to the increase in net sales in 1996 when compared with 1995. Inventories have grown largely to support the Company's growth in net sales that is anticipated for the balance of the 1996 fiscal year.

     At fiscal year end 1995, the Company had $6.3 million in cash, $18.3 million in net receivables and $31.7 million in inventory. From the end of the fiscal year to the end of the second quarter 1996, net receivables have declined by $3.5 million, as the Company collected account balances that were due as of year end. The $18.5 million increase in inventory from year end to June 1996, represents a normal seasonal growth in inventory, as the Company seasonally builds inventory in anticipation of increased net sales later in the year.

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

     As of the end of the second quarter of 1996, the Company had borrowed $21.0 million under the Revolver, compared with $19.0 million as of the end of the same quarter of 1995. There were no such borrowings outstanding as of the end of fiscal 1995.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operation - continued

Results of Operations

     During the second quarter of 1996, the Company had net sales just under $20.0 million, compared with $10.8 million during the same quarter of 1995, an increase of 84.7%. For the first half of 1996, net sales amounted to $36.0 million, an increase of 39.8% over net sales of $25.8 during the first half of 1995. The growth in net sales occurred across a broad range of Company's comfort footwear and thermal comfort products, with a substantial portion of the increase in net sales during the periods coming from the Company's thermal comfort products. There were no significant price increases during the periods. In addition, the first half of 1996 included twenty-six weeks compared with only twenty-five weeks in 1995. The effect of this additional week added about $3 million to net sales during the second quarter, that would have otherwise occurred in the second half of the year.

     The Company's business is very seasonal, with about three-fourths of its annual net sales volume normally occurring in the last half of the year. While the Company realized a nearly 40 percent growth in net sales during the first half of 1996, the Company does not anticipate that same rate of net sales growth to continue over the remainder of 1996 for several reasons, including:
a) during the second half of 1995 the Company commenced shipments of Pyrex Portables with MICROCORE. Some of 1995 sales were needed to fill the supply pipeline. With the pipeline now filled, the Company experienced replenishments in the first half of 1996, to support the Mothers' Day seasonal market, where there were no similar sales in 1995. For the second half of the year, the Company expects to realize additional replenishments, but the replenishments will be compared with the initial sales activity in the second half of 1995, and b) the second half of 1996 will have only twenty-six weeks, while there were twenty-seven weeks in the second half of 1995.

     Gross profit in the second quarter of 1996, increased to $8.3 million, from $6.1 million in 1995. Gross profit as a percent of net sales decreased during the quarter, to 41.6 percent from 56.2 percent in 1995. For the first half of 1996, gross profit increased to $17.0 million from $13.4 million last year. Gross profit as a percent of net sales for the first half, decreased to
47.2 percent from 52.1 percent last year. The change in mix of products sold was a portion of the reduction in gross profit percentages realized. In addition, the Company accrued added reserves relating to the net realizable value of certain of its thermal comfort products inventory, which contributed about one percent to the decline in gross profit during the second quarter.

     Selling, general and administrative expenses during the second quarter and the first half are slightly higher than the amounts incurred in 1995, this despite sizable increases in net sales during the periods. For the second quarter, these expenses increased to $9.8 million in 1996 from $9.5 million in 1995. For the first half, these expenses increased to $19.8 million in 1996 from $19.7 million in 1995. Most elements of expense, generally, did not change significantly from year to year.

     The agreement relating to the royalty income [other income] requires certain periodic minimum payments, plus amounts that may become due in excess of minimum. During the first half of 1995, the Company realized the minimum royalties. During the first half of 1996, however, the Company realized the minimum royalties plus an amount in excess of minimum.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operation - continued



     Net interest expense in the first half of 1996, declined by about $146 thousand from the first half of 1995. Throughout most of the first half of 1996, the Company had lower average borrowings outstanding under the Revolver than in 1995, and short term interest rates for the first half of 1996, have generally averaged about 1 percent less than in 1995.

     For the second quarter of 1996, the Company incurred a net loss of $1.2 million after taxes, or $0.14 per share, compared with a net loss in the same quarter of last year of $2.5 million, or $0.27 per share. For the first half of 1996, the Company incurred a net loss of $2.1 million, or $0.23 per share, compared with a net loss of $4.5 million, or $0.49 per share for the first half of 1995. Per share amounts have been retroactively restated for previously issued share splits.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings.

          The Company previously reported that the Company and certain of its officers and directors were named as defendants in three related putative class action lawsuits styled as Gerber, et al. v. R. G. Barry Corporation, et al., Case No. C2-94-1190 (filed December 8, 1994),
     Culveyhouse v. R. G. Barry Corporation, et al., Case No. C2-94-1250 (filed December 27, 1994), and Knopf, et al. v. R. G. Barry Corporation, et al., Case No. C2-95-50 (filed January 17, 1995), in the United States District Court for the Southern District of Ohio. On April 24, 1995, the United States District Court for the Southern District of Ohio consolidated these three class actions into a single case. The plaintiffs filed an Amended and Consolidated Complaint, which was generally identical in substance to the three original complaints, alleging that the defendants violated federal securities laws by making false and misleading statements, engaged in common law fraud and deceit by making material misstatements and violated state law by making negligent misrepresentations. Plaintiffs sought damages in favor of plaintiffs and all other members of the purported class in such amounts as the court determined had been sustained by them. On March 11, 1996, the District Court judge granted defendants' motion to dismiss and entered a judgment on that date dismissing with prejudice the federal securities claims and dismissing without prejudice the state law claims. On March 20, 1996, the plaintiffs filed a motion asking that the District Court reconsider the decision. On May 7, 1996, the District Court denied the plaintiffs' motion to reconsider. Plaintiffs have filed no further appeal.

    Item 2.  Changes in Securities.
             (a), (b) Not Applicable.

    Item 3.  Defaults Upon Senior Securities.
             (a), (b) Not Applicable.

    Item 4.  Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 16, 1996. At the close of business on the record date [March 18, 1996] 7,411,883 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting 6,207,804 or 83.8% of the outstanding common shares entitled to vote were represented in person or by proxy.

          (b) Directors elected at the Annual Meeting:

                                 Gordon Zacks
                  For:        6,162,158
                  Withheld:   45,646       Broker non-vote:     -0-

                                 Christian Galvis
                  For:        6,163,582
                  Withheld:   44,222       Broker non-vote:     -0-

    Item 4.  (b) continued.
                                 Charles E. Ostrander
                  For:        6,161,806
                  Withheld:   45,998       Broker non-vote:     -0-

                  Directors whose term of office continued after the Annual
                  Meeting:

                  Leopold Abraham II       Philip G. Barach
                  Harvey M. Krueger        Richard L. Burrell
                  William Giovanello       Edward M. Stan

             (c) See Item 4(b) for the voting results for directors.

                 Proposal to approve the R. G. Barry Corporation Stock Option Plan for Non-Employee Directors:

                  For:     5,880,901       Abstain:           88,896
                  Against:   238,007       Broker non-vote:     -0-

             (d)  Not Applicable.

    Item 5.  Other Information.  - No response required.


    Item 6.  Exhibits and Reports on Form 8-K.
             (a)  Exhibits:  See Index to Exhibits at page 12.
             (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 29, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         R. G. BARRY CORPORATION
                                         Registrant




           August 9, 1996               /s/ Richard L. Burrell
           --------------                   __________________________________
                Date                        Richard L. Burrell
                                            Senior Vice President-Finance
                                            (Principal Financial Officer)
                                            (Duly Authorized Officer)

                            R. G. BARRY CORPORATION

                               INDEX TO EXHIBITS

  Exhibit                                        Page
  Number               Description              Number
- -----------            -----------             --------


    27            Financial Data Schedule         14