Form 10-Q
period 1996-09-28
BARRY R G CORP /OH/
filed 1996-10-31
CIK 749872

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

       (Mark one)

       ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     September 28, 1996

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

                                           Yes  X      No


       Common Shares, $1 Par Value,
                      Outstanding as of  September 28, 1996 - 9,349,074




                         Index to Exhibits at page 11

                         PART I FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                            Sept 28, 1996   Dec 30, 1995
                                            -------------   ------------
  ASSETS:
    Cash.  .  .  .  .  .  .  .  .  .  .  .  $  4,050,000       6,267,000
    Accounts receivable, less allowances .    33,621,000      18,252,000
    Inventory (note 3) .  .  .  .  .  .  .    48,179,000      31,708,000
    Deferred federal income taxes (note 4)     4,406,000       4,406,000
    Prepaid expenses and other assets .  .     1,775,000       2,088,000
                                              ----------      ----------
          Total current assets  .  .  .  .    92,121,000      62,721,000
                                              ----------      ----------

    Property, plant and equipment, at cost    37,532,000      36,964,000
      Less accumulated depreciation
       and amortization.  .  .  .  .  .  .    22,994,000      22,808,000
                                              ----------      ----------
        Net property, plant and equipment     14,538,000      14,156,000
                                              ----------      ----------
    Goodwill, net of amortization  .  .  .     4,375,000       4,462,000
    Other assets .  .  .  .  .  .  .  .  .     2,829,000       3,001,000
                                              ----------      ----------
                                            $113,863,000      84,340,000
                                            ============      ==========
  LIABILITIES & SHAREHOLDERS' EQUITY:
    Current installments of long-term debt
      and capital lease obligations.  .  .       115,000         815,000
    Short-term notes payable .  .  .  .  .    33,000,000           -
    Accounts payable.  .  .  .  .  .  .  .     7,387,000       8,961,000
    Accrued expenses.  .  .  .  .  .  .  .     4,372,000       9,017,000
                                              ----------      ----------
          Total current liabilities.  .  .    44,874,000      18,793,000
                                              ----------      ----------
    Accrued supplemental retirement plan .     2,889,000       2,546,000

    Long-term debt and capital lease
      obligations, excluding current
      installments:
      Note payable  .  .  .  .  .  .  .  .    15,000,000      15,000,000
      Capital lease obligations .  .  .  .       390,000         390,000
                                              ----------      ----------
      Long-term debt and capital lease
          obligations  .  .  .  .  .  .  .    15,390,000      15,390,000
                                              ----------      ----------
          Total liabilities  .  .  .  .  .    63,153,000      36,729,000
                                              ----------      ----------

    Shareholders' equity:
      Preferred shares, $1 par value.
        Authorized 4,000,000 Class A,
        1,000,000 Series I Junior
        Participating Class B shares,
        none issued .  .  .  .  .  .  .  .         -               -
      Common shares, $1 par value.
        Authorized 15,000,000 shares
        (excluding treasury shares).  .  .     9,349,000       7,410,000
      Additional capital in excess of
        par value.  .  .  .  .  .  .  .  .    13,628,000      15,161,000
      Retained earnings.  .  .  .  .  .  .    27,733,000      25,040,000
                                              ----------      ----------
          Net shareholders' equity .  .  .    50,710,000      47,611,000
                                              ----------      ----------
                                            $113,863,000      84,340,000
                                            ============      ==========

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Thirty-nine  Thirty-eight
                        Thirteen Weeks Ended    Weeks Ended   Weeks Ended
                        Sept 28,     Sept 23,      Sept 28,     Sept 23,
                        --------     --------      --------     --------
                          1996         1995          1996         1995
                          ----         ----          ----         ----

Net sales .  .  .  . $45,161,000   44,442,000    81,196,000   70,227,000

Cost of sales.  .  .  25,307,000   24,773,000    44,333,000   37,118,000
                     -----------   ----------    ----------   ----------

  Gross profit  .  .  19,854,000   19,669,000    36,863,000   33,109,000

Selling, general
  and administrative
  expense .  .  .  .  11,117,000   11,450,000    30,882,000   31,144,000
                     -----------   ----------    ----------   ----------
  Operating
    income.  .  .  .   8,737,000    8,219,000     5,981,000    1,965,000

Royalty income  .  .     134,000       44,000       341,000       88,000

Interest expense.  . (   862,000) (   959,000)  ( 1,920,000) ( 2,115,000)
Interest income .  .      30,000       16,000        94,000       32,000
                     -----------   ----------    ----------   ----------
  Net interest
    expense  .  .  . (   832,000) (   943,000)  ( 1,826,000) ( 2,083,000)
                     -----------   ----------    ----------   ----------
Earnings (loss) before
  tax (benefit) .  .   8,039,000    7,320,000     4,496,000  (    30,000)

Income tax (benefit)
  (note 4).  .  .  .   3,219,000    2,855,000     1,803,000  (    12,000)
                     -----------   ----------    ----------   ----------
  Net earnings (loss) $4,820,000    4,465,000     2,693,000  (    18,000)
                     ===========   ==========    ==========   ==========


Net earnings (loss)
  per common share (note 5)
     Primary .  .  .   $   0.50         0.49          0.27         0.00
                       ========         ====          ====         ====
     Fully diluted .   $   0.50         0.49          0.27         0.00
                       ========         ====          ====         ====

Average number of
  shares outstanding
     Primary .  .  .   9,872,000    9,234,000     9,834,000    9,226,000

     Fully diluted .   9,872,000    9,234,000     9,834,000    9,226,000

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Thirty-nine    Thirty-eight
                                             Weeks Ended     Weeks Ended
                                           Sept 28, 1996   Sept 23, 1995
                                           -------------   -------------

Cash flows from operating activities:
  Net earnings (loss)  .  .  .  .  .  .    $  2,693,000     (    18,000)
  Adjustments to reconcile net
   earnings (loss) to net cash
   used in operating activities:
    Depreciation and amortization of
      property, plant and equipment.  .       1,203,000       1,162,000
    Amortization of goodwill .  .  .  .          87,000          88,000
    Net (increase) decrease in:
      Accounts receivable, net  .  .  .     (15,459,000)    (12,269,000)
      Inventory  .  .  .  .  .  .  .  .     (16,471,000)    (20,299,000)
      Prepaid expenses and other
        current assets .  .  .  .  .  .         313,000         245,000
      Other assets  .  .  .  .  .  .  .         172,000     (   273,000)

    Net increase (decrease) in:
      Accounts payable .  .  .  .  .  .     ( 1,574,000)        201,000
      Accrued expenses .  .  .  .  .  .     ( 4,645,000)    ( 3,635,000)
      Accrued supplemental retirement
        and other liabilities.  .  .  .         343,000         206,000
        Net cash used in operating           ----------      ----------
          activities.  .  .  .  .  .  .     (33,338,000)    (34,592,000)
                                             ----------      ----------
Cash flows from investing activities:
  Additions of property, plant
    and equipment, net .  .  .  .  .  .     ( 1,585,000)    ( 2,308,000)
                                             ----------      ----------
Cash flows from financing activities:
  Proceeds from short-term notes.  .  .      33,000,000      36,000,000
  Acquisition of treasury shares                  -         (   240,000)
  Stock options exercised .  .  .  .  .         406,000         106,000
  Repayment of long-term debt
    and capital lease obligations  .  .     (   700,000)    (   567,000)
                                             ----------      ----------
        Net cash provided by
          financing activities  .  .  .      32,706,000      35,299,000
                                             ----------      ----------
Net decrease in cash.  .  .  .  .  .  .     ( 2,217,000)    ( 1,601,000)

Cash at beginning of the period .  .  .       6,267,000       2,360,000
                                             ----------      ----------
Cash at end of the period .  .  .  .  .    $  4,050,000         759,000
                                             ==========      ==========


Supplemental cash flow disclosures:
  Interest paid  .  .  .  .  .  .  .  .    $  2,066,000       2,300,000
                                             ==========      ==========

  Taxes paid, net.  .  .  .  .  .  .  .    $  5,618,000       2,634,000
                                             ==========      ==========

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                         Notes to Financial Statements
                      Under Item 1 of Part I of Form 10-Q
                             for the Periods Ended
                   September 28, 1996 and September 23, 1995

1. These interim financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made, which in the opinion of management, are necessary to fairly present the results of operations for the periods.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year. Prior to 1996, the fiscal quarters were comprised of a twelve week first quarter, thirteen week second and third quarters, and a fourteen week fourth quarter. When there was a fifty-three week fiscal year, the Company added one week to the first quarter. Effective in 1996, the Company has modified its quarters, so that all quarters will routinely have thirteen weeks, except that in fifty-three week years, the fourth quarter will have fourteen weeks. The objective of this change is to even out the length of the quarters, and to more closely follow the fiscal accounting periods of the Company's principle retailing customers. Fiscal 1995 and 1996 are both fifty-two week years.

3. A substantial portion of inventory is valued using the dollar value LIFO method and, therefore, it is impractical to separate inventory values between raw materials, work-in-process and finished goods.

4. Income tax (benefit) for the periods ended Sept 28, 1996 and Sept 23, 1995, consists of:

                                                 1996           1995
                                                 ----           ----
          Current:
             U. S. Federal (benefit) .  .    $1,503,000    ($    9,000)
             State & Local  .  .  .  .  .       300,000    (     3,000)
                                             ----------     ----------
                 Total.  .  .  .  .  .  .    $1,803,000    ($   12,000)
                                             ==========     ==========

     The income tax (benefit) reflects a combined federal, foreign, state and local effective rate of 40.1% for the first nine months of 1996 and 40.0% for the same period of 1995, as compared to the statutory U. S. federal rate of 34.0% in both years.

     Income tax for the periods ended Sept 28, 1996 and Sept 23, 1995 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0% to pretax income (loss) as a result of the following:

                                                 1996           1995
                                                 ----           ----
          Computed "expected"
            tax expense (benefit):
             U. S. Federal (benefit) .  .    $1,530,000    ($   10,000)
             Other .  .  .  .  .  .  .  .        75,000           -
             State & Local (benefit) net of
              Federal income tax benefit.       198,000    (     2,000)
                                             ----------     ----------
                 Total.  .  .  .  .  .  .    $1,803,000    ($   12,000)
                                             ==========     ==========

5. Net earnings (loss) per common share has been computed based on the average number of shares outstanding during each period plus, when their effect is dilutive, common share equivalents consisting of certain shares subject to stock options and the stock purchase plan.

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                         Notes to Financial Statements
                      Under Item 1 of Part I of Form 10-Q
                             for the Periods Ended
             September 28, 1996 and September 23, 1995 (continued)


5.   (continued)

     Average common shares outstanding for prior periods have been retroactively restated to give effect to all prior splits and dividends. On June 17, 1996, the Company distributed a five-for-four share split to shareholders of record on June 3, 1996. Previously the Company had distributed a four-for-three share split on September 15, 1995 to shareholders of record on September 1, 1995.

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


Liquidity and Capital Resources

     The Company ended the third quarter of 1996 with $47.2 million in net working capital. This compares with $37.0 million at the end of the same quarter in 1995, and $43.9 million as of the end of fiscal 1995. The increase in net working capital from the third quarter of 1995 to the third quarter of 1996, is almost entirely due to the profits earned by the Company over the last four quarters. The increase in net working capital from the end of fiscal 1995 through the end of the current quarter is also due mainly to the profit earned during 1996.

     The Company's capital expenditures during the first three quarters of 1996, amounted to $1.6 million, compared with $2.3 million during the same period of 1995. Capital expenditures in both years were funded out of working capital. The Company does not currently have commitments for future additional capital expenditures at amounts materially different from those typically in place to support ordinary operation of the Company.

     Some of the changes in the components of the Company's net working capital are:

     i) Accounts receivable decreased at the end of the third quarter of 1996, to $33.6 million from $35.7 million at the end of the third quarter of 1995, and increased from $18.3 at the end of fiscal 1995. The decrease in receivables from third quarter 1995 to 1996, is mainly related to an improvement in the collections of accounts from one year to the next. The increase from the end of fiscal 1995 mainly represents a normal seasonal growth in receivables.

     ii) Inventories ended the third quarter of 1996 at $48.2 million compared with $46.4 million one year ago, and $31.7 million as of fiscal year end 1995. The increase in inventories from year end follows a normal seasonal buildup in inventories, as the Company prepares to satisfy the demand for its products anticipated for the fourth quarter of the year.

     iii) Mainly as a result of the increase in profitability from the third quarter of 1995 to the third quarter of 1996, the Company's short-term borrowings under its Revolving Credit Agreement ("Revolver") ended the third quarter of 1996 at $33.0 million, compared with $38.0 million at the end of the same quarter in 1995.

In late February 1996, the Company negotiated a new Revolving Credit Agreement ("Revolver"), with its three main lending banks, replacing the agreement that had been in place for a number of years. The Revolver provides the Company a seasonally adjusted available line of credit ranging from $6 million in January, to a peak of $51 million from July through November. The Revolver currently extends through 1998 and provides for periodic extensions upon request and with the approval of the banks. The Revolver contains financial

       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations - continued

covenants typical of agreements of its type and duration. The Company is in compliance with all covenants of the Revolver, and all other debt agreements.

Results of Operations

     During the third quarter of 1996, net sales amounted to $45.2 million,  a
1.6 percent increase over net sales of $44.4 million in the third quarter of 1995. For the first nine months of 1996, net sales amounted to $81.2 million compared with $70.2 million for the first nine months of 1995, a 15.6 percent increase. Increases in net sales for nine months, were derived from both slippers and thermal products, and primarily represent increases in volume and mix changes with only modest price increases. The increase in net sales during the third quarter was entirely related to slippers. Additionally, the first nine months of 1996 included thirty-nine weeks, while the first nine months of 1995 included only thirty-eight weeks. The third quarter in both years had thirteen weeks.

     Gross profit during the third quarter of 1996, was $19.9 million, compared with $19.7 million during the third quarter of 1995. For the first nine months of 1996, gross profit amounted to $36.9 million, compared with $33.1 million during the same nine months of 1995. The primary source of increased gross profit dollars is the increase in net sales.

     Gross profit as a percentage of net sales was fairly flat in the third quarter, at 44.0 percent in 1996 compared with 44.3 percent during the third quarter of 1995. For the entire first nine months of 1996, gross profit percentage was 45.4 compared with 47.1 percent during the first nine months of 1995. The change in gross profit percentages is principally due to a change in mix from one period to the other.

     Selling, general and administrative expenses during the quarter decreased slightly to $11.1 million from $11.5 million during the third quarter of 1995. For the nine months, these expenses also decreased to $30.9 million from $31.1 for the same nine months of 1995, this despite the 15.6 percent increase in net sales.

     Net interest expense also declined from 1995 to 1996. During the third quarter of 1996, net interest expense amounted to $832 thousand compared with $943 thousand in the third quarter of 1995. For the first nine months of 1996, net interest expense amounted to $1.8 million compared with $2.1 million the prior year. The decrease in net interest is mainly due to the Company's lower usage of its Revolver in 1996, than in 1995, plus generally lower interest rates in 1996 than in 1995.

     For the third quarter of 1996, the Company earned a net profit of $4.8 million after taxes, or $0.50 per share [fully diluted], an 8.0 percent increase when compared with a net profit in the same quarter of last year of $4.5 million, or $0.49 per share [fully diluted]. For the first nine months of 1996, the Company earned a net profit of $2.7 million, or $0.27 per share, compared with a nominal loss of $18 thousand, or $0.00 per share for the first nine months of 1995. All per share calculations have been retroactively restated to give effect to the four-for-three share split paid to shareholders on September 15, 1995, and the five-for-four share split paid to shareholders on June 17, 1996.

                           PART II OTHER INFORMATION

    Item 1.  Legal Proceedings.

             No response required.


    Item 2.  Changes in Securities.
             (a), (b) Not Applicable.


    Item 3.  Defaults Upon Senior Securities.
             (a), (b) Not Applicable.


    Item 4.  Submission of Matters to a Vote of Security Holders.
             (a) -(d) Not Applicable.


    Item 5.  Other Information.
             No response required.


    Item 6.  Exhibits and Reports on Form 8-K.
             (a)  Exhibits:  See Index to Exhibits at page 11.

             (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 28, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         R. G. BARRY CORPORATION
                                         Registrant




           October 29, 1996             /s/Richard L. Burrell
                Date                    --------------------------------------
                                        Richard L. Burrell
                                        Senior Vice President-Finance
                                        (Principal Financial Officer)
                                        (Duly Authorized Officer)

                            R. G. BARRY CORPORATION

                               INDEX TO EXHIBITS

     Exhibit                                              Page
     Number               Description                    Number
    ---------            -------------                  --------

      27          Financial Data Schedule                  12