Form 10-Q/A
period 1996-09-28
BARRY R G CORP /OH/
filed 1996-11-05
CIK 749872

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-Q/A


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
                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                            Sept 28, 1996   Dec 30, 1995
                                            -------------   ------------
  ASSETS:
    Cash.  .  .  .  .  .  .  .  .  .  .  .  $  4,050,000       6,267,000
    Accounts receivable, less allowances .    33,711,000      18,252,000
    Inventory (note 3) .  .  .  .  .  .  .    48,179,000      31,708,000
    Deferred federal income taxes (note 4)     4,406,000       4,406,000
    Prepaid expenses and other assets .  .     1,775,000       2,088,000
                                              ----------      ----------
          Total current assets  .  .  .  .    92,121,000      62,721,000
                                              ----------      ----------


    Property, plant and equipment, at cost    37,532,000      36,964,000
      Less accumulated depreciation
       and amortization.  .  .  .  .  .  .    22,994,000      22,808,000
                                              ----------      ----------
        Net property, plant and equipment     14,538,000      14,156,000
                                              ----------      ----------
    Goodwill, net of amortization  .  .  .     4,375,000       4,462,000
    Other assets .  .  .  .  .  .  .  .  .     2,829,000       3,001,000
                                              ----------      ----------
                                            $113,863,000      84,340,000
                                            ============      ==========
  LIABILITIES & SHAREHOLDERS' EQUITY:
    Current installments of long-term debt
      and capital lease obligations.  .  .       115,000         815,000
    Short-term notes payable .  .  .  .  .    33,000,000           -
    Accounts payable.  .  .  .  .  .  .  .     7,387,000       8,961,000
    Accrued expenses.  .  .  .  .  .  .  .     4,372,000       9,017,000
                                              ----------      ----------
          Total current liabilities.  .  .    44,874,000      18,793,000
                                              ----------      ----------
    Accrued supplemental retirement plan .     2,889,000       2,546,000

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
Cash at end of the period .  .  .  .  .    $  4,050,000         759,000
                                             ==========      ==========


Supplemental cash flow disclosures:
  Interest paid  .  .  .  .  .  .  .  .    $  2,066,000       2,300,000
                                             ==========      ==========

  Taxes paid, net.  .  .  .  .  .  .  .    $  5,618,000       2,634,000
                                             ==========      ==========

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                         Notes to Financial Statements
                     Under Item 1 of Part I of Form 10-Q/A
                             for the Periods Ended
                   September 28, 1996 and September 23, 1995


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

                   R. G. BARRY CORPORATION AND SUBSIDIARIES
                         Notes to Financial Statements
                     Under Item 1 of Part I of Form 10-Q/A
                             for the Periods Ended
                   September 28, 1996 and September 23, 1995
                                  (continued)



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

                 R. G. BARRY CORPORATION AND SUBSIDIARIES
          ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

          "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:


          The statements in this Quarterly Report on Form 10-Q/A which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, capacity and supply constraints or difficulties, weather conditions, and other risks detailed in the Company's Securities and Exchange Commission filings.



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

     Some of the changes in the components of the Company's net working capital are:


     i) Accounts receivable decreased at the end of the third quarter of 1996, to $33.7 million from $35.7 million at the end of the third quarter of 1995, and increased from $18.3 at the end of fiscal 1995. The decrease in receivables from third quarter 1995 to 1996, is mainly related to an improvement in the collections of accounts from one year to the next. The increase from the end of fiscal 1995 mainly represents a normal seasonal growth in receivables.


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






                                         R. G. BARRY CORPORATION
                                         Registrant




           November 5, 1996             /s/Richard L. Burrell
      --------------------------        --------------------------------------
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