Form 10-K
period 1996-12-28
BARRY R G CORP /OH/
filed 1997-03-27
CIK 749872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 28, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

Commission File Number 1-8769

                            R. G. BARRY CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                                31-4362899
------------------------------                               -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

13405 Yarmouth Road, N.W., Pickerington, Ohio                      43147
---------------------------------------------                    ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (614) 864-6400
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of each exchange
Title of each class                                             on which registered
-------------------                                            ---------------------
Common Shares, Par Value $1.00                                New York Stock Exchange
(9,444,800 outstanding on March 17, 1997)

Securities registered pursuant to Section 12(g) of the Act:     None
                                                              --------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the New York Stock Exchange on March 17, 1997, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $90,557,290.50.

Documents Incorporated by Reference:

         (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Part II of this Annual Report on Form 10-K.

         (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                     Index to Exhibits begins on Page 67.
                             Page 1 of 84 Pages.

                                     PART I

Item 1.  Business.

Principal Products

     R. G. Barry Corporation (the "Registrant") is organized under the laws of the State of Ohio. The Registrant and its subsidiaries, Barry de Mexico, S.A. de C.V., Barry de Acuna, S.A. de C.V., Barry de Zacatecas, S.A. de C.V., R. G. Barry International, Inc., R.G.B., Inc. and Vesture Corporation (Registrant and such subsidiaries are referred to collectively as the "Company"), manufacture and market products which serve the comfort needs of people. The Company believes that it is the world's largest manufacturer of comfort footwear for at and around the home, and the dominant domestic supplier of thermal retention technology products. Comfort is the dominant influence in the Company's brand lines.

     The Company designs, manufactures and markets specialized comfort footwear for men, women and children. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive appearance. The Company also designs, manufactures and markets thermal retention consumer products in the food preservation; portable, personal comfort; and comfort therapy categories. As discussed further below, the Company also designs, manufactures and markets commercial products which use thermal retention technology to preserve and/or transport temperature-sensitive, perishable commodities.

     Historically, the Company's primary products have been foam-soled, soft washable slippers for men, women and children. The Company developed and introduced women's Angel Treads*, the world's first foam-soled, washable slipper, in 1947. Since that time, the Company has introduced additional slipper-type brand lines for men, women and children based upon the concept of comfort, softness and washability. These footwear products are sold, for the most part, under various brand names including, but not limited to, Angel Treads*, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes* and E-Z Feet*. The Company has also marketed certain of its slipper-type footwear under licensed trademarks. See "Trademarks and Licenses".


--------
* Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

     The Company's foam-soled footwear lines have fabric uppers made of terry cloths, velours, fleeces, satins, nylons and other washable materials. Different brand lines are marketed for men, women and children with a variety of styles, colors and ornamentation.

     The marketing strategy for the Company's slipper-type brand lines has been to expand counter space for its products by creating and marketing brand lines to different portions of the consumer market. Retail prices for the Company's footwear range from approximately $4 to $30 per pair, depending on the style of footwear, type of retail outlet and retailer mark-up.

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

     In 1994, the Company introduced on a national basis its thermal retention products for consumers featuring MICROCORE* microwave-activated technology developed by the Company. During that year, the Registrant also acquired all of the outstanding stock of Vesture Corporation ("Vesture"), the originators of microwave-heated comfort care products.

     The Company's MICROCORE* thermal retention technology consists of a family of patented technologies which, when energized with heat or cold, act as reservoirs that release heat or cold at a constant temperature for extended periods of time. There are three categories of MICROCORE* thermal retention products: (1) commercial products which use the Company's MICROCORE* patented thermal retention technology, either hot or cold, to preserve and/or transport temperature-sensitive, perishable commodities such as food, medicine, pharmaceuticals and flowers; (2) thermal retention consumer products that the Company creates, designs, sells and distributes under its brand names; and (3) thermal retention products created in partnership with other companies featuring the patented MICROCORE* technology.

     The Company's thermal retention products for consumers generally fall within three categories: (1) food preservation products such as breadwarmer baskets and portable food carriers; (2) comfort therapy products such as heating pads and backwarmers; and (3) portable, personal comfort products such as heated seat cushions, booties, scarves and ear muffs. Retail prices for substantially all of the Company's thermal retention consumer products range from approximately $12 to $40, depending on the product, type of retail outlet and retailer mark-up. The Company believes that the food preservation and comfort therapy thermal retention products are not weather sensitive and have a year-round sales appeal while the cold weather portion of the personal, portable comfort product line is more seasonal and affected by weather changes. The thermal retention consumer products are sold under the major brand lines of Dearfoams*, Vesture*, Lava*, Lava Pac*, Lava Buns* and Lava Booties*. All carry MICROCORE* energy packs.

     PYREX(R) Portables(TM) with MICROCORE*, which the Company created and are sold through Corning Consumer Products Company, a subsidiary of Corning, Inc., are transportable food carriers designed to keep hot dishes warm and cold dishes chilled using the Company's patented MICROCORE* thermal retention technology. The Company is refining its relationship with Corning in an effort to utilize the particular strengths of each company to enhance each company's profitability in this product category. In 1997, Corning will directly outsource the PYREX(R) Portables(TM) fabric carrier component which the Company had previously outsourced as an accommodation to Corning. The fabric carrier was a low margin commodity component for the Company and it is expected that the Company's 1997 sales will be impacted from this change on the order of $10,000,000. The Company will continue to manufacture and supply to Corning the Company's patented MICROCORE* hot and cold thermal retention elements, where the Company has significant margin and proprietary, competitive value-added advantages. Corning will continue to feature the MICROCORE* brand name on the product packaging.

     In the commercial product area, the Company has made a strategic decision to focus on the commercial application of MICROCORE* patented thermal retention technology, either hot or cold, to preserve and/or transport temperature-sensitive, perishable commodities. The Company's POWERTECH(TM) with MICROCORE* is a new, advanced portable heat storage technology (patent pending) which permits portable, electrically energized heat storage from either A.C. or D.C. power sources and at specific temperatures through the use of a thermostat. Underwriters Laboratories Inc. has granted a UL listing mark to the Company's POWERTECH(TM) with MICROCORE* Pizza Delivery System which is designed to keep pizza hot at oven temperatures for two hours so that a pizza is delivered to a home oven-hot, dry and crisp. The Company is actively marketing the POWERTECH(TM) with MICROCORE* Pizza Delivery System to pizza chains nationwide who have expressed interest in the technology. A major national pizza chain has completed intensive field testing of this system and has deployed over 3,000 test units to date. The Company is continuing to work with this pizza chain. In addition, the Company is promoting the POWERTECH(TM) with MICROCORE* Pizza Delivery System at the National Pizza Expo Show in March of 1997.

     In 1996, the Company announced the launch of the new PortaFreeze(TM) with MICROCORE* portable frozen storage system which incorporates the MICROCORE* thermal retention technology. The PortaFreeze(TM) with MICROCORE* system has been thermally engineered to hold refrigerated and frozen materials at sub-zero temperatures for a period of at least 24 hours without the need for an external power source or dry ice. The Company believes that PortaFreeze(TM) with MICROCORE* has a wide range of storage and delivery application potentials in the food, medical and scientific industries, among others. PortaFreeze(TM) (patent pending) is a rechargeable thermal energy cell configuration with an insulated carrier which can be designed and manufactured to meet specific storage and delivery needs of different industries in terms of size, temperature parameters and desired length of temperature retention. The Company intends to field test PortaFreeze(TM) with MICROCORE* during 1997.

Marketing

     The Company's brand lines are sold to department, chain and specialty stores; through mass merchandising channels of distribution such as discount stores, warehouse clubs, drug and variety chain stores, and supermarkets; and to independent retail establishments. The Company's brand lines are marketed primarily through Company salespersons and, to a lesser extent, through independent sales representatives. The Company does not finance its customers' purchases.

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

     During the 1996 Christmas selling season, the Company provided approximately 350 temporary merchandisers to service the retail selling floor of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with computerized automatic replenishment systems that the Company installed with the stores, put the Company in a position to optimize its comfort footwear business during the fourth quarter of 1996.

     Sales during the last six months of each year have historically been greater than during the first six months. The Company's inventory is largest in early autumn in order to accommodate the retailers' fall selling seasons. See "Backlog of Orders".

     The Company advertises principally in the print media. In 1995, the Company used television advertising for the thermal comfort products sold through accessories departments in department stores. The Company believes that the use of this television advertising was not cost-effective and discontinued it for 1996. The Company's promotional efforts are often conducted in cooperation with customers. The Company's products are displayed at the retail-store level on a self-selection and gift-purchase basis.

     In September of 1996, the Company announced the establishment of the Barry/Europe division to support what the Company believes will be a major expansion opportunity in the

United Kingdom and Europe for its at and around the home comfort footwear. The Company has made a strategic commitment to building its business in Europe with France as the first target market. The Company has been market testing its products in hypermarket stores in France and intends to introduce its comfort footwear products in France in the fall of 1997 with national network television advertising. The Company anticipates that the launch of business in France will lose approximately $1 million in 1997, the full amount of which will be expensed in 1997.

     Prior to the formation of the Barry/Europe division, the Company's international sales were focused on the department store channels in the United Kingdom and Europe. This operation is now part of the Barry/Europe division. The Company also markets its products in Canada, Mexico and several other countries around the world. In 1996, the Company's foreign sales comprised approximately 5% of its total sales.

Research and Development

     Most of the Company's research efforts are undertaken in connection with the design and consumer appeal of new styles of slipper-type footwear and thermal retention products. During fiscal years 1996, 1995 and 1994, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $3.0 million, $3.1 million and $3.3 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 50 employees were engaged full time in research and design during the 1996 fiscal year.

Materials

     The principal raw materials used by the Company in the manufacture of its slipper and thermal retention product brand lines are textile fabrics, threads, foams and other synthetic products. All are available domestically from a wide range of suppliers. The Company has experienced no difficulty in obtaining raw materials from suppliers and anticipates no future difficulty. In addition, in the manufacture of its thermal retention products, the Company uses proprietary patented materials developed with Battelle scientific research institute headquartered in Columbus, Ohio.

Trademarks and Licenses

     Approximately 97% of the Company's sales are represented by brand items sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products. The trademarks which are most widely used by the

Company include: (a) Angel Treads*, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes* and E-Z Feet*, in the Company's comfort footwear products; and (b) Dearfoams*, Vesture*, Lava*, Lava Pac*, Lava Buns*, Lava Booties*, MICROCORE*, POWERTECH(TM) and PortaFreeze(TM), in the Company's thermal retention products. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

     The Company also has sold comfort footwear under various names as licensee under license agreements with the owners of those names. In the 1996, 1995 and 1994 fiscal years, 3%, 4% and 5%, respectively, of the Company's total footwear sales were represented by footwear sold under these names.

     In 1989, the Company entered into a licensing agreement with Fieldcrest Cannon, Inc., the largest marketer of bed and bath products in the United States, which allows the Company to manufacture and sell a line of mid-priced slippers under the Cannon** trademark in the mass merchandise channels of the Company's business. The Company continued its distribution and marketing of the Cannon** line of slippers in the 1996 fiscal year. The term of the Company's license to use the Cannon** trademark expires in December, 1998; however, the term may be extended for such period as may be mutually agreed upon by the Company and Fieldcrest Cannon, Inc.

Customers

     The customers of the Company which accounted for more than 10% of the Company's consolidated revenues in fiscal year 1996 were Wal-Mart Stores, Inc. ("Wal-Mart"), J. C. Penney Company, Inc. ("J.C. Penney"), Corning Consumer Products Company ("Corning"), and Sears, Roebuck & Company ("Sears"), which accounted for 15%, 12%, 11% and 10%, respectively. The customers of the Company which accounted for 10% or more of the Company's consolidated revenues in fiscal year 1995 were Wal-Mart and J.C. Penney, which accounted for approximately 16% and 11%, respectively. The customers of the Company which accounted for 10% or more of the Company's consolidated revenues in fiscal year 1994 were Wal-Mart and J.C. Penney, which accounted for approximately 15% and 11%, respectively.


--------
** Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

Backlog of Orders

     The Company's backlog of orders at the close of fiscal year 1996 and fiscal year 1995 was $14.9 million and $12.2 million, respectively. It is anticipated that a large percentage of the orders as of the end of the Company's last fiscal year will be filled during the current fiscal year.

     Generally, the Company's backlog of unfilled sales orders is largest after the spring and autumn showings of the Company. For example, the Company's backlog of unfilled sales orders following the conclusion of such showings during the last two years were as follows: August, 1996 - $80.2 million; August, 1995 - $64.1 million; February, 1996 -- $15.2 million; and February, 1995 - $14.5 million. The Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 75% of such sales occur during the second half of the year as compared to approximately 25% during the first half of the year.

Inventory

     While the styles of some of the Company's slipper brand lines change little from year to year, the Company has also introduced, and intends to continue to introduce, new, updated styles in an effort to enhance the comfort and fashion appeal of its products. As a result, the Company anticipates that some of its slipper styles will change from year to year, particularly in response to fashion changes. The Company has introduced, and intends to continue to introduce, a variety of new thermal retention products to compliment its existing products in response to consumer and commercial demand. The Company believes that it will be able to control the level of its obsolete inventory. The Company traditionally has had a limited exposure to obsolete inventory.

Competition

     The Company operates in the portion of the footwear industry providing comfort footwear for at and around the home. The Company believes that it is a small factor in the highly competitive footwear industry. The Company also believes that it is the world's largest manufacturer of comfort footwear for at and around the home. The Company also operates in an area where it provides portable warmth and cold through its line of thermal retention products. The Company believes that it is the dominant domestic supplier of thermal retention products. The Company competes primarily on the basis of the value, quality and comfort of its products, service to its customers, and its marketing expertise. The Company knows of no reliable published statistics which indicate its current relative position in the footwear or any other industry or in the portion of the footwear industry providing comfort footwear for at and around the home.

Manufacturing, Sales and Distribution Facilities

     The Company has seven manufacturing facilities. The Company operates sewing plants in Nuevo Laredo, Ciudad Acuna, and Zacatecas, Mexico. The Company also operates a cutting plant in Laredo, Texas and a sole molding operation in San Angelo, Texas. The Company also has the exclusive rights to the manufacturing output of a factory in Shenzhen, People's Republic of China. The Company produces thermal retention products at its manufacturing facilities in Asheboro, North Carolina.

     The Company maintains sales offices in New York, New York; London, England; and Paris, France. The Company also operates distribution centers in Asheboro and Goldsboro, North Carolina; San Angelo, Texas; and
Mid Glamorgan, Wales.

     The Company's manufacturing, sales and distribution facilities are described more fully in Item 2. Properties below.

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

Employees

     At the close of the 1996 fiscal year, the Company employed approximately 2,900 persons.

Item 2.  Properties.

     The Company owns a warehouse facility in Goldsboro, North Carolina, containing approximately 120,000 square feet.

     The Company leases one facility pursuant to a lease agreement with the local government which issued industrial revenue bonds to construct and equip the facility. The Company has the right to purchase the facility at a nominal sum upon retirement of the bonds issued in respect thereof. This transaction has been treated as a purchase for accounting and tax purposes. See Note (6) to the Company's Consolidated Financial Statements set forth on pages 26 and 27 of the Company's Annual Report to Shareholders for the fiscal year ended December 28, 1996. The following table describes this facility:

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
  Ohio (Leased from              and Executive
  County of                      Offices
  Fairfield, Ohio)

     In addition to the leased property described above, the Company leases space aggregating approximately 980,000 square feet at an approximate aggregate annual rental of $2.2 million. The following table sets forth certain information with respect to the Company's principal leased properties which were not in the preceding table:

                                                          Approximate       Approximate
                                                            Square             Annual               Lease
Location                   Use                               Feet              Rental              Expires   Renewals
--------                   ---                               ----           -----------            -------   --------
Distribution Center        Shipping, Warehouse, Office      48,400           $ 16,000(1)             1999      None
Goldsboro, N.C.

Empire State Building      Sales Office                      4,300           $117,000                1999      None
New York City, N.Y.

2800 Loop 306              Manufacturing, Office,          145,800           $166,000(1)             2000      5 years
San Angelo, Texas          Warehouse

Distribution Center        Shipping, Warehouse             172,800           $432,000(1)             2007      15 years
San Angelo, Texas

Cesar Lopez                Manufacturing, Office            90,200           $168,000                1999      5 years
  de Lara Ave.
Nuevo Laredo, Mexico

Ciudad Acuna               Manufacturing, Office            64,700           $254,000                1999      5 years
  Industrial Park
Ciudad Acuna,
  Mexico

Corridor Road              Manufacturing, Warehouse,       165,000           $386,000(1)             2001      2 terms of 5
Laredo, Texas              Office                                                                              years each

Corridor Road              Manufacturing, Warehouse,        76,000           $190,000(1)             2006      5 years
Laredo, Texas              Storage

                                                          Approximate       Approximate
                                                            Square             Annual               Lease
Location                   Use                               Feet              Rental              Expires     Renewals
--------                   ---                               ----           -----------            -------     --------
Industrial Zone            Manufacturing                     26,200          $ 58,000                1998      2 terms of 5
Zacatecas, Mexico                                                                                              years each

Industrial Zone            Manufacturing                     25,800          $ 58,000                2005      3 terms of 5
Zacatecas, Mexico                                                                                              years each

120 E. Pritchard Street    Manufacturing, Office,            57,500          $ 96,000(1)             2001      None
Asheboro, North Carolina   Warehouse

8000 Interstate            Administrative Office              8,500          $124,000(1)             1998      None
Highway 10 West
San Antonio, Texas

Chelsea Harbour            Sales & Administrative             1,100          $ 40,000                1997      None
London, England            Office

Mid Glamorgan,             Warehouse                          8,000          $ 21,000                Month-to  N/A
Wales                                                                                                Month


----------------

(1)      Net net lease.

     The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and suitable for their present uses.

Item 3.  Legal Proceedings.

     There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their respective properties are subject, except routine legal proceedings to which they are parties incident to their respective businesses. None of such proceedings are considered by the Company to be material.

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

                                                        Position(s) Held with the
                                                        Registrant and Principal
Name                                        Age         Occupation(s) for Past Five Years
----                                        ---         ---------------------------------
Gordon Zacks                                64          Chairman of the Board and Chief Executive Officer since
                                                        1979, President since 1992, and Director since 1959, of the
                                                        Registrant.

Richard L. Burrell                          64          Senior Vice President-Finance since 1992, Treasurer and
                                                        Secretary since 1976, Vice President-Finance from 1976 to
                                                        1992, and Director since 1984, of the Registrant.

Christian Galvis                            55          Executive Vice President-Operations and Director since
                                                        1992, and Vice President-Operations from 1991 to 1992, of
                                                        the Registrant.

Charles E. Ostrander                        48          Executive Vice President-Sales & Marketing and Director
                                                        since 1992, Vice President-Sales & Marketing from 1990 to
                                                        1992, and Vice President-Marketing from 1987 to 1990, of
                                                        the Registrant.

Daniel D. Viren                             50          Senior Vice President-Administration since 1992, and Vice
                                                        President-Controller from 1988 to 1992, of the Registrant.

Harry Miller                                54          Vice President-Human Resources of the Registrant since
                                                        1993; Director of Human Resources, Bassett-Walker, apparel manufacturers, a division of VF Corporation, from 1986 to
                                                        1993.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

     In accordance with General Instruction G(2), the information called for in this Item 5 is incorporated herein by reference to page 16 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996.

Item 6.  Selected Financial Data.

     In accordance with General Instruction G(2), the information called for in this Item 6 is incorporated herein by reference to pages 14 and 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.

     In accordance with General Instruction G(2), the information called for in this Item 7 is incorporated herein by reference to pages 17 through 20 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996.

Item 8.  Financial Statements and Supplementary Data.

     The Consolidated Balance Sheets of the Registrant and its subsidiaries as of December 28, 1996 and December 30, 1995, the related Consolidated Statements of Earnings, Shareholders' Equity and Cash Flows for each of the fiscal years in the three-year period ended December 28, 1996, the related Notes to Consolidated Financial Statements and the Independent Auditors' Report, appearing on pages 21 through 33 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated herein by reference. Quarterly Financial Data set forth on page 16 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are also incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1997, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS--Employment Contracts and Termination of Employment and Change-in-Control Arrangements." In addition, certain information concerning the executive officers of the Registrant called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

Item 11.  Executive Compensation.

     In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1997, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS." Neither the report of the Compensation Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1997, shall be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1997, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

Item 13. Certain Relationships and Related Transactions.

     In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 16, 1997, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Financial Statements.

         For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 22.

(a)(2)   Financial Statement Schedules.

         For a list of all financial statement schedules included in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 22.

(a)(3)   Exhibits.

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of such exhibits, see "Index to Exhibits" at page
         67. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                 Executive Compensation Plans and Arrangements

Exhibit
  No.             Description                                   Location
-------           -----------                                   --------
10(a)             R. G. Barry Corporation Salaried Employees'   Incorporated herein by reference to Registrant's
                  Pension Plan (as Amended and Restated         Annual Report on Form 10-K for the fiscal year
                  Effective January 1, 1989)                    ended December 31, 1994 (File No. 1-8769)
                                                                [Exhibit 10(a)]

10(b)             R. G. Barry Corporation Supplemental          Incorporated herein by reference to Registrant's
                  Retirement Plan                               Annual Report on Form 10-K for the fiscal year
                                                                ended December 29, 1990 (File No. 0-12667)
                                                                [Exhibit 10(b)]

10(c)             R. G. Barry Corporation 1984 Incentive        Incorporated herein by reference to Registrant's
                  Stock Option Plan for Key Employees           Current Report on Form 8-K dated June 22, 1984,
                                                                filed June 26, 1984 (File No. 1-7231) [Exhibit
                                                                10(d)]

10(d)             R. G. Barry Corporation Incentive Plan for    Incorporated herein by reference to Registrant's
                  Key Employees                                 Annual Report on Form 10-K for the fiscal year
                                                                ended December 29, 1984 (File No. 0-12667)
                                                                [Exhibit 10(e)]

10(e)             Employment Agreement, dated July 1, 1994,     Incorporated herein by reference to Registrant's
                  between the Registrant and Gordon Zacks       Annual Report on Form 10-K for the fiscal year
                                                                ended December 31, 1994 (File No. 1-8769)
                                                                [Exhibit 10(e)]

10(f)             Agreement, dated September 27, 1989,          Incorporated herein by reference to Registrant's
                  between the Registrant and Gordon Zacks       Current Report on Form 8-K dated October 11,
                                                                1989, filed October 12, 1989 (File No. 0-12667)
                                                                [Exhibit 28.1]

Exhibit
  No.             Description                                   Location
-------           -----------                                   --------
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

10(h)             Amended Split-Dollar Insurance Agreement,     Incorporated herein by reference to Registrant's
                  dated March 23, 1995, between the             Annual Report on Form 10-K for the fiscal year
                  Registrant and Gordon B. Zacks                ended December 30, 1995 (File No. 1-8769)
                                                                ("Registrant's 1995 Form 10-K") [Exhibit 10(h)]

10(i)             R. G. Barry Corporation 1988 Stock Option     Incorporated herein by reference to Registrant's
                  Plan (Reflects amendments through May 11,     Registration Statement on Form S-8, filed August
                  1993)                                         18, 1993 (Registration No. 33-67594) [Exhibit
                                                                4(r)]

10(j)             Form of Stock Option Agreement used in        Incorporated herein by reference to Registrant's
                  connection with the grant of incentive        1995 Form 10-K [Exhibit 10(k)]
                  stock options pursuant to the R. G. Barry
                  Corporation 1988 Stock Option Plan

10(k)             Form of Stock Option Agreement used in        Incorporated herein by reference to Registrant's
                  connection with the grant of non-qualified    1995 Form 10-K [Exhibit 10(l)]
                  stock options pursuant to the R. G. Barry
                  Corporation 1988 Stock Option Plan

10(l)             Description of Incentive Bonus Program        Incorporated herein by reference to Registrant's
                                                                Annual Report on Form 10-K for the fiscal year
                                                                ended December 28, 1991 (File No. 1-8769)
                                                                [Exhibit 10(k)]

Exhibit
  No.            Description                                   Location
-------          -----------                                   --------
10(m)             R. G. Barry Corporation Employee Stock        Incorporated herein by reference to Registrant's
                  Purchase Plan (Reflects amendments and        Registration Statement on Form S-8, filed August
                  revisions for stock dividends and stock       18, 1993 (Registration No. 33-67596) [Exhibit
                  splits through May 11, 1993)                  4(r)]

10(n)             R. G. Barry Corporation 1994 Stock Option     Incorporated herein by reference to Registrant's
                  Plan (Reflects stock splits through           Registration Statement on Form S-8, filed
                  June 22, 1994)                                August 24, 1994 (Registration No. 33-83252)
                                                                [Exhibit 4(q)]

10(o)             Form of Stock Option Agreement used in        Incorporated herein by reference to Registrant's
                  connection with the grant of incentive        1995 Form 10-K [Exhibit 10(p)]
                  stock options pursuant to the R. G. Barry
                  Corporation 1994 Stock Option Plan

10(p)             Form of Stock Option Agreement used in        Incorporated herein by reference to Registrant's
                  connection with the grant of non-qualified    1995 Form 10-K [Exhibit 10(q)]
                  stock options pursuant to the R. G. Barry
                  Corporation 1994 Stock Option Plan

10(q)             Executive Employment Agreement, dated         Incorporated herein by reference to Registrant's
                  July 1, 1994, between Registrant and          Annual Report on Form 10-K for the fiscal year
                  Christian Galvis                              ended December 31, 1994 (File No. 1-8769)
                                                                [Exhibit 10(n)]

10(r)             Agreement, dated July 1, 1994, between        Incorporated herein by reference to Registrant's
                  Registrant and Richard L. Burrell             Annual Report on Form 10-K for the fiscal year
                                                                ended December 31, 1994 (File No. 1-8769)
                                                                [Exhibit 10(o)]

Exhibit
  No.             Description                                   Location
-------           -----------                                   --------
10(s)             Agreement, dated July 1, 1994, between        Incorporated herein by reference to Registrant's
                  Registrant and Daniel D. Viren                Annual Report on Form 10-K for the fiscal year
                                                                ended December 31, 1994 (File No. 1-8769)
                                                                [Exhibit 10(p)]

10(t)             Agreement, dated July 1, 1994, between        Incorporated herein by reference to Registrant's
                  Registrant and Harry Miller                   Annual Report on Form 10-K for the fiscal year
                                                                ended December 31, 1994 (File No. 1-8769)
                                                                [Exhibit 10(q)]

10(u)             R. G. Barry Corporation Deferred              Incorporated herein by reference to Registrant's
                  Compensation Plan (Effective as of            1995 Form 10-K [Exhibit 10(v)]
                  September 1, 1995)

10(v)             R. G. Barry Corporation Stock Option Plan     Incorporated herein by reference to Registrant's
                  for Non-Employee Directors                    Registration Statement on Form S-8, filed June
                                                                26, 1996 (Registration No. 333-06875) [Exhibit
                                                                4(k)]

(b)               Reports on Form 8-K

                  There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 28, 1996.

(c)               Exhibits

                  Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 67.

(d)               Financial Statement Schedules

                  Financial Statement Schedules included with this Annual Report on Form 10-K are attached hereto. See "Index to Financial
                  Statements and Financial Statement Schedules" at page 22.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    R. G. BARRY CORPORATION

Date:  March 26, 1997               By: /s/ RICHARD L. BURRELL
                                        ---------------------------------
                                        Richard L. Burrell,
                                        Senior Vice President-Finance,
                                        Secretary and Treasurer

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

Name                                                Date       Capacity
----                                                ----       --------
*Gordon Zacks                                       *          Chairman of the Board, President, Chief Executive
                                                               Officer and Director

*Richard L. Burrell                                 *          Senior Vice President-Finance, Secretary,
                                                               Treasurer, Principal Financial and Accounting
                                                               Officer and Director

*Christian Galvis                                   *          Executive Vice President-Operations and Director

*Charles E. Ostrander                               *          Executive Vice President-Sales & Marketing and
                                                               Director

*Leopold Abraham II                                 *          Director

*Philip G. Barach                                   *          Director

*William Giovanello                                 *          Director

Harvey M. Krueger                                              Director

*Edward M. Stan                                     *          Director


*By: /s/ RICHARD L. BURRELL
     -------------------------
     Richard L. Burrell,
     Attorney-in-Fact
     Date:  March 26, 1997

                            R. G. BARRY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 28, 1996

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

DESCRIPTION OF FINANCIAL STATEMENTS
(ALL OF WHICH ARE INCORPORATED BY
REFERENCE IN THIS ANNUAL REPORT ON
FORM 10-K FOR THE FISCAL YEAR                                                         PAGE(S) IN 1996 ANNUAL REPORT
ENDED DECEMBER 28, 1996)                                                              TO SHAREHOLDERS
Consolidated Balance Sheets at December 28,
         1996 and December 30, 1995.............................................................21

Consolidated Statements of Earnings for the years ended December 28, 1996,
         December 30, 1995 and December 31, 1994................................................22

Consolidated Statements of Shareholders' Equity
         for the years ended December 28, 1996,
         December 30, 1995 and December 31, 1994................................................22

Consolidated Statements of Cash Flows for the
         years ended December 28, 1996, December 30,
         1995 and December 31, 1994.............................................................23

Notes to Consolidated Financial Statements.....................................................24-33

Independent Auditors' Report....................................................................33

ADDITIONAL FINANCIAL DATA

     The following additional financial data should be read in conjunction with the Consolidated Financial Statements of R. G. Barry Corporation and its subsidiaries included in the 1996 Annual Report to Shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Independent Auditor's Report on Financial Statement Schedules:
            Included at page 63 of this Annual Report on Form 10-K

Schedules for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994:

            II - Reserves: Included at pages 64 through 66 of this
                          Annual Report on Form 10-K

Five Year Review of Selected Financial Data
     R.G. Barry Corporation and Subsidiaries
-------------------------------------------------------------------------------

         SUMMARY OF OPERATIONS (THOUSANDS)
         Net Sales
         Cost of sales
           Gross profit
         Selling, general and administrative expenses
         Interest expense, net
         Other income (expense)
         Earnings (loss) before income taxes and extraordinary credit
         Income tax expense (benefit)
         Earnings (loss) before extraordinary credit
         Extraordinary credit-utilization of net operating loss carryforward Net earnings (loss)
         ADDITIONAL DATA
         Primary earnings (loss) per share before extraordinary credit* Earnings (loss) per share after extraordinary credit*
         Fully diluted earnings (loss) per share*
         Book value per share*
         Annual % change in net sales
         Annual % change in net earnings (loss)
         Net earnings (loss) as a percentage of beginning shareholders' equity Primary average number of shares outstanding (in thousands)* FINANCIAL SUMMARY (THOUSANDS)
         Current assets
         Current liabilities
         Working capital
         Long-term debt and capital leases
         Net shareholders' equity
         Net property, plant and equipment
         Total assets
         Capital expenditures
         Depreciation and amortization of property, plant and equipment


         See also Management's Discussion & Analysis of Financial Condition & Results of Operations.

          * Retroactively restated to reflect 5-for-4 share split distributed June 17, 1996 and 4-for-3 share splits distributed September 15, 1995 and June 22, 1994.
         ** Fiscal year includes fifty-three weeks.

              1996                  1995                  1994                  1993                1992**
-----------------------------------------------------------------------------------------------------------
          $148,626              $136,561              $116,720              $101,172              $101,823
            83,202                76,065                69,975                59,795                60,890
            65,424                60,496                46,745                41,377                40,933
            49,008                48,557                39,375                34,322                34,453
            (2,483)               (2,962)               (1,701)               (1,474)               (2,128)
              (211)                1,060                   333                   400                   400
            13,722                10,037                 6,002                 5,981                 4,752
             5,465                 3,738                 2,191                 2,183                 1,711
             8,257                 6,299                 3,811                 3,798                 3,041
                --                    --                    --                    --                   300
          $  8,257              $  6,299              $  3,811              $  3,798              $  3,341

          $   0.84              $   0.65              $   0.43              $   0.45              $   0.36
          $   0.84              $   0.65              $   0.43              $   0.45              $   0.40
          $   0.84              $   0.64              $   0.43              $   0.45              $   0.40
          $   6.05              $   5.14              $   4.44              $   3.71              $   3.24
               8.8%                 17.0%                 15.4%                 (0.6%)                (0.9%)
              31.1%                 65.3%                  0.3%                 13.7%                364.3%
              17.3%                 15.3%                 12.1%                 13.9%                 14.2%
             9,827                 9,690                 8,823                 8,374                 8,373

          $ 67,679              $ 62,721              $ 56,683              $ 39,974              $ 35,786
            13,956                18,793                17,332                12,119                10,607
            53,723                43,928                39,351                27,855                25,179
            15,265                15,390                16,445                 9,745                11,625
            56,743                47,611                41,054                31,483                27,232
            13,929                14,156                13,785                13,410                14,050
            89,067                84,340                76,961                55,635                51,132
             2,404                 3,363                 2,234                 1,034                 1,195
             2,571                 2,158                 1,905                 1,607                 1,857

Market and Dividend Information
     R.G. Barry Corporation and Subsidiaries

     MARKET VALUE (Restated to reflect share split of June 17, 1996 and September 15, 1995)
-------------------------------------------------------------------------------

                                  QUARTER                HIGH                   LOW
       1996                       First                $15.70                $11.50
                                  Second                15.80                 13.60
                                  Third                 15.88                 12.75
                                  Fourth                13.75                 10.25


       1995                       First                 $7.95                 $5.70
                                  Second                11.10                  6.60
                                  Third                 14.40                 10.73
                                  Fourth                18.40                 12.50

       Stock Exchange: New York Stock Exchange (Since July, 1995)

       Stock Ticker Symbol: RGB

       Wall Street Journal Listing: BarryRG

       Approximate Number of Registered Shareholders: 1,300

       A five-for-four share split was distributed on June 17, 1996 to shareholders of record on June 3, 1996 and a four-for-three share split was distributed on September 15, 1995 to shareholders of record on September 1, 1995.

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


Quarterly Financial Data
     R.G. Barry Corporation and Subsidiaries

     1996 FISCAL QUARTERS                                             in thousands, except net earnings (loss) per share
--------------------------------------------------------------------------------------------------------------------------
                                               FIRST (2)            SECOND (2)             THIRD (2)            FOURTH (2)
       NET SALES                                 $16,074               $19,961               $45,161               $67,430
       GROSS PROFIT                                8,712                 8,297                19,854                28,561
       NET EARNINGS (LOSS)                          (893)               (1,234)                4,820                 5,564
       NET PRIMARY EARNINGS (LOSS) PER SHARE      $(0.09)               $(0.14)                $0.50                 $0.57

     1995 Fiscal Quarters
--------------------------------------------------------------------------------------------------------------------------
                                               First (1)            Second (2)             Third (2)            Fourth (3)
       Net sales                                 $14,979               $10,806               $44,442               $66,334
       Gross profit                                7,368                 6,072                19,669                27,387
       Net earnings (loss)                        (2,004)               (2,479)                4,465                 6,317
       Net primary earnings (loss) per share      $(0.22)               $(0.27)                $0.49                 $0.65

       (1) Quarter contains twelve weeks
       (2) Quarter contains thirteen weeks
       (3) Quarter contains fourteen weeks

       See also Management's Discussion & Analysis of Financial Condition & Results of Operations.

                                        Management's Discussion & Analysis of
                                  Financial Condition & Results of Operations
-----------------------------------------------------------------------------

FIVE-FOR-FOUR SHARE SPLIT
   On May 16, 1996, the Company declared a five-for-four share split. The share split was distributed on June 17, 1996, to shareholders of record as of June 3, 1996. In recent years, the Company has also distributed four-for-three share splits on September 15, 1995, and June 22, 1994 to shareholders of record on September 1, 1995, and June 1, 1994, respectively. All share amounts and per share amounts, in the discussion that follows, have been restated to give effect to all share splits.

LIQUIDITY AND CAPITAL RESOURCES
   The assets used by the Company in the development, production, marketing, warehousing and distribution, and sale of its products consist mainly of current assets, such as cash, receivables, inventory, and prepaid expenses; plus net property, plant and equipment, and other non-current assets. Most of the Company's assets are current assets: at the end of 1996, 76 percent of total assets were current assets, compared with 74 percent at the end of 1995. Substantially all non-current assets of the Company are net property, plant and equipment.

   As of the end of 1996, the Company had $53.7 million in net working capital, made up of $67.7 million in current assets, minus $14.0 million in current liabilities. At the end of 1995, the Company had $43.9 million in net working capital. Substantially all of the increase in net working capital has been generated as a result of Company net earnings.

   The Company ended 1996 with $13.2 million in cash and equivalents, $17.4 million in net trade receivables, and $28.9 million in inventories. At the end of 1995, by comparison, the Company had $6.3 million in cash and equivalents, $15.2 million in net trade receivables, and $31.7 million in inventories. The increase in cash from 1995 to 1996, is largely the result of the profits generated by the Company in 1996--see also the accompanying Consolidated Statements of Cash Flows. The increase in net trade receivables is mainly due to growth in sales, as the receivables turnover improved in 1996 to 6.5 times from 6.2 times in 1995. The decline in inventories from $31.7 million in 1995 to $28.9 million in 1996, is mainly the result of an effort by the Company to lower its overall investment in inventory.

   Traditionally, the Company has leased most of its operating facilities. There were no significant changes in the Company's facilities in 1996. However, in 1995, the Company leased a second plant building in Zacatecas, Mexico that is adjacent to its first leased facility. The Company periodically reviews its facilities to determine whether its current facilities will satisfy its anticipated operating needs for the foreseeable future. Most capital expenditures in 1995 and 1996 were for production machinery and equipment.

   The Company has typically relied on its Revolving Credit Agreement ("Revolver") to satisfy additional capital requirements, including seasonal working capital needs. In February 1996, the Company and its three main banks agreed on a new multiyear Revolver, that extends through 1998, with provisions for extensions beyond 1998, under certain conditions. The Revolver provides the Company with a seasonally adjusted available line of credit ranging from $6 million to $51 million. During 1996, the Company's peak borrowing amounted to $33 million versus $38 million in 1995. The average borrowing under the Revolver amounted to $16.9 million in 1996 compared with $19.2 million in 1995. The Company has met the conditions for extension of the Revolver, and intends to seek and expects to receive such an extension of the agreement through 1999. The Revolver contains covenants that the Company believes are typically found in agreements of similar type and duration.

Management's Discussion & Analysis of
Financial Condition & Results of Operations
    continued
------------------------------------------------------------------------------

   At times the Company has borrowed additional long-term capital from lenders to provide long-term financing to the Company. The last time the Company incurred additional long-term debt was in 1994, when the Company issued a $15million, 9.7 percent Note, due in 2004. The Note contains covenants that the Company believes are normally found in similar agreements of this type. The Note and the Revolver place restrictions on the amount of future borrowing the Company may incur, and contain certain other financial covenants. The Note requires semi-annual interest payments, with principal repayments commencing in 1998. The Company is in compliance with all covenants of the Note, Revolver and all other debt agreements.

   The Company last paid cash dividends in 1981. While the Company's various loan agreements, at year end 1996, permitted the payment of cash dividends and the repurchase of common shares for treasury, the Company has no current plans to resume payment of cash dividends. The Company anticipates continuing to use its cash resources to finance operations and to fund future growth. Subject to the covenants in the various loan agreements, the Company currently may incur additional long-term debt, should that become necessary. See Note 5 to the Consolidated Financial Statements for additional information.

   The Company believes that it has a strong balance sheet, with strong financial ratios. At the end of 1996, the Company's total capitalization amounted to $72.0 million, which was composed of 21.2 percent long-term debt and capital leases and 78.8 percent shareholders' equity. This compares with $63.0 million in total capitalization at year end 1995, composed of 24.4 percent long-term debt and capital leases and 75.6 percent shareholders' equity. The Company's current ratio, a measure of the relationship of current assets to current liabilities, was 4.85 to 1 at year end 1996, compared with
3.34 to 1 at year end 1995.

EFFECT OF NEW ACCOUNTING STANDARD

FINANCIAL ACCOUNTING STANDARDS NO. 123 - "ACCOUNTING FOR STOCK-BASED
COMPENSATION"
   During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Standard provided that beginning in 1996, companies must either recognize as compensation expense in the financial statements the cost of certain stock-based plans or disclose in the footnotes the pro forma impact of such stock-based compensation. See Note 10 to the Consolidated Financial Statements for a discussion of the impact of this accounting standard.

RESULTS OF OPERATIONS

1996 SALES AND OPERATIONS COMPARED WITH 1995
   Total net sales during 1996 increased by 8.8 percent to $148.6 million from $136.6 million during 1995. A substantial portion of the growth in net sales occurred in the Company's at and around the home comfort footwear, and mostly represents growth in volume with only modest unit price increases. As a result of the Company's determination, in 1995, that the use of television was not cost-effective for advertising thermal products sold through accessories departments of department stores, sales of those products declined in 1996. The Company's net sales of food preservation products increased to 10.2 percent of total net sales in 1996 compared with 6.7 percent in 1995. Net sales of these products are expected to be below 10 percent in 1997, because certain non-MICROCORE(R) components of the principal food preservation product will be sourced directly by a major customer.

                                          Management's Discussion & Analysis of
                                    Financial Condition & Results of Operations
                                                                 continued
-------------------------------------------------------------------------------

   Gross profit in 1996 increased by 8.1 percent, which is consistent with the
8.8 percent increase in sales. Gross profit as a percent of net sales remained nearly constant at 44.0 percent in 1996, compared with 44.3 percent in 1995. The Company's manufacturing operations continued to function very efficiently in 1996, as they had in 1995.

   Selling, general and administrative expenses, at $49.0 million in 1996, increased by less than one percent from 1995. In 1996, there was a sizable decline in television advertising costs relating to advertising of thermal comfort products in department store accessories departments. The most sizable item of increase related to a management incentive profit sharing plan in the fourth quarter of 1996, as a result of the Company's profit improvement. The expense relating to the plan, of $2.1 million, was fully accrued in the fourth quarter of 1996; there was no similar bonus accrual in 1995.

   Net interest expense in 1996, declined to $2.5 million from $3.0 million in 1995. The Company's improved profitability in 1996 resulted in improved liquidity as well. In 1996, the Company's borrowings under the Revolver averaged $16.9 million, with a weighted average interest rate of 6.5 percent. This compares with an average borrowing in 1995 of $19.2 million with a weighted average interest rate of 7.1 percent.

   For the entire year, the Company earned $13.7 million before income taxes, compared with $10.0 million in 1995; an increase of 36.7 percent. After income taxes, net earnings increased 31.1 percent to $8.3 million, compared with $6.3 million in 1995. After restatement for the five-for-four share split distributed June 17, 1996, primary earnings per share increased to $0.84 per share from $0.65 per share in 1995. For 1995, fully diluted earnings per share amounted to $0.64 per share. The 1995 results included a pre-tax gain of $966 thousand for the sale of two buildings. Without considering the gain on the sale of the buildings, primary earnings per share for 1995 would have been $0.59 per share, and fully diluted earnings per share would have been $0.58 per share.

1995 SALES AND OPERATIONS COMPARED WITH 1994
   Net sales for 1995 grew by 17.0 percent to $136.6 million from $116.7 million in 1994. During the same period, net earnings increased by 65.3 percent to $6.3 million from $3.8 million, in 1994. The increase in net sales came from nearly all the Company's product lines.

   Gross profit for 1995 also increased. Gross profit amounted to $60.5 million, compared with $46.7 million in 1994, an increase of 29.4 percent. The largest portion of the increase in gross profit dollars was directly related to the 17.0 percent increase in net sales. As a percent of net sales, gross profit also increased to 44.3 percent in 1995 from 40.0 percent in 1994. The principle factors accounting for the increase in gross profit percent were: a) during 1995, the Company's manufacturing operated very efficiently, without any significant problems similar to those that occurred in 1994; and b) the devaluation of the Mexican peso in December 1994, helped to lower the costs of operating the Company's Mexican manufacturing facilities. The Company estimates that the devaluation of the peso resulted in a net $1.5 million reduction in manufacturing labor costs during 1995.

   Selling, general and administrative expenses also increased in 1995 to $48.6 million, a 23.3 percent increase over the $39.4 million expense incurred in 1994. Most of the increase related to marketing and sales programs implemented to support the additional net sales realized during the year. Included in the marketing program was the use of television advertising for some channels of distribution. In 1995, the Company utilized television advertising for the thermal items sold through accessories departments of department stores.

Management's Discussion & Analysis of
Financial Condition & Results of Operations
     continued
-------------------------------------------------------------------------------

   Net interest expense increased in 1995, to $3.0 million from $1.7 million in 1994. During 1995, the Company's average short-term seasonal borrowings amounted to $19.2 million compared with $12.5 million in 1994. The average interest rate incurred on those borrowings in 1995 was 7.1 percent compared with an average rate of 5.7 percent in 1994. In addition, the Company issued a $15 million, 9.7 percent Note in mid-year 1994; that Note was outstanding for only half of 1994, but for the entire year of 1995.

   For the year, earnings before income taxes amounted to $10.0 million compared with $6.0 million in 1994, a 67.2 percent increase. Net earnings after taxes increased 65.3 percent in 1995 to $6.3 million from $3.8 million in 1994. After restatement for the four-for-three share split distributed on September 15, 1995 (and the five-for-four share split distributed on June 17, 1996), primary earnings per share in 1995 amounted to $0.65, a 51.2 percent increase. For 1995, fully diluted earnings per share amounted to $0.64. The 1995 results included a gain on the sale of two buildings late in the year. Without considering the gain on the sale of the buildings primary earnings per share for 1995 would have been $0.59 per share, and fully diluted earnings per share would have amounted to $0.58 per share.

                                                    Consolidated Balance Sheets
                                   R.G. Barry Corporation and Subsidiaries

                                                               DECEMBER 28, 1996             December 30, 1995
--------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (note 5)                                            $13,187                $6,267
   Accounts and note receivable:
   Trade (less allowance for doubtful receivables, returns and
    promotions of $8,972,000 and $7,670,000, respectively)                        17,372                15,222
   Other                                                                           1,184                 3,030
   Inventory (note 3)                                                             28,854                31,708
   Deferred income taxes (note 7)                                                  5,055                 4,406
   Prepaid expenses                                                                2,027                 2,088
                                                                                 -------               -------
   Total current assets                                                           67,679                62,721
                                                                                 -------               -------
Property, plant and equipment, at cost (notes 4 and 6)                            39,088                36,964
   Less accumulated depreciation and amortization                                 25,159                22,808
                                                                                 -------               -------
   Net property, plant and equipment                                              13,929                14,156
                                                                                 -------               -------
Deferred income taxes (note 7)                                                       470                    --
Goodwill (less accumulated amortization of $280,000 and $164,000,
     respectively)                                                                 4,346                 4,462
Other assets                                                                       2,643                 3,001
                                                                                 -------               -------
                                                                                 $89,067               $84,340
                                                                                 =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current installments of long-term debt and capital lease
   obligations (notes 5 and 6)                                                   $   125               $   815
   Accounts payable                                                                4,170                 8,961
   Accrued expenses (note 8)                                                       9,661                 9,017
                                                                                 -------               -------
   Total current liabilities                                                      13,956                18,793
                                                                                 -------               -------
Accrued retirement cost, net (note 9)                                              2,889                 2,484
Deferred income taxes (note 7)                                                        --                    62
Other                                                                                214                    --
Long-term debt and capital lease obligations, excluding current installments:
   Long-term debt (note 5)                                                        15,000                15,000
   Capital lease obligations (note 6)                                                265                   390
                                                                                 -------               -------
   Long-term debt and capital lease obligations                                   15,265                15,390
                                                                                 -------               -------
   Total liabilities                                                              32,324                36,729
                                                                                 -------               -------
SHAREHOLDERS' EQUITY (NOTES 5, 10 AND 11):
Preferred shares, $1 par value. Authorized 4,000,000 Class A and 1,000,000 Series I Junior Participating Class B shares;
   none issued                                                                        --                    --
Common shares, $1 par value. Authorized 15,000,000 shares;
   issued 9,375,000 and 7,410,000 shares (excluding treasury
   shares of 557,000)                                                              9,375                 7,410
Additional capital in excess of par value                                         14,071                15,161
Retained earnings                                                                 33,297                25,040
                                                                                 -------               -------
   Net shareholders' equity                                                       56,743                47,611
                                                                                 -------               -------
Commitments and contingencies (notes 6, 12 and 13)
                                                                                 $89,067               $84,340
                                                                                 =======               =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings
     R.G. Barry Corporation and Subsidiaries

                                                       DECEMBER 28, 1996    December 30, 1995     December 31, 1994
-------------------------------------------------------------------------------------------------------------------
                                                               (in thousands, except per share data)
Net sales                                                      $148,626              $136,561              $116,720
Cost of sales                                                    83,202                76,065                69,975
                                                               --------              --------              --------
   Gross profit                                                  65,424                60,496                46,745
Selling, general and administrative expenses                     49,008                48,557                39,375
                                                               --------              --------              --------
   Operating income                                              16,416                11,939                 7,370
Other (expense) income (note 4)                                    (211)                1,060                   333
Interest expense, net of interest income of $172,000,
   $67,000, and $152,000, respectively                           (2,483)               (2,962)               (1,701)
                                                               --------              --------              --------
   Earnings before income taxes                                  13,722                10,037                 6,002
Income tax expense (note 7)                                       5,465                 3,738                 2,191
                                                               --------              --------              --------
   Net earnings                                                $  8,257              $  6,299              $  3,811
                                                               ========              ========              ========
Earnings per common share:
   Primary                                                          .84                   .65                   .43
                                                               ========              ========              ========
   Fully diluted                                                    .84                   .64                   .43
                                                               ========              ========              ========


Consolidated Statements of Shareholders' Equity
     R.G. Barry Corporation and Subsidiaries

                                                                      Additional
                                                                      capital in
                                                         Common        excess of           Deferred         Retained
                                                         shares        par value       compensation         earnings
--------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Balance at January 1, 1994                              $3,815           $12,905            $(167)          $14,930
   Net earnings                                             --                --               --             3,811
   Stock options exercised                                  84               367               --                --
   Amortization of deferred compensation (note 10)          --                --              167                --
   Four-for-three stock split (including $8,000 paid
     for fractional shares)                              1,275            (1,283)              --                --
   Issuance of shares in the Vesture
     Corporation acquisition (note 2)                      319             4,681               --                --
   Issuance of shares in connection with
     the employee stock purchase plan                       86               245               --                --
   Purchase of shares (note 10)                            (30)             (488)              --                --
   Tender of shares                                         (6)              (98)              --                --
   Tax benefit associated with the activity
     under various stock plans (note 10)                    --               441               --                --
                                                        ------           -------            -----           -------
Balance at December 31, 1994                             5,543            16,770               --            18,741
   Net earnings                                             --                --               --             6,299
   Stock options exercised                                  39               155               --                --
   Purchase of shares (note 10)                            (20)             (220)              --                --
   Four-for-three stock split (including $11,000 paid
     for fractional shares)                              1,848            (1,859)              --                --
   Tender of shares                                         --                (5)              --                --
   Tax benefit associated with the activity
   under various stock plans (note 10)                      --               320               --                --
                                                        ------           -------            -----           -------
Balance at December 30, 1995                             7,410            15,161               --            25,040
   Net earnings                                             --                --               --             8,257
   Five-for-four stock split (including $7,000 paid
     for fractional shares)                              1,855            (1,862)              --                --
   Issuance of shares in connection with
       the employee stock purchase plan                     25               252               --                --
   Stock options exercised                                  85               335               --                --
   Tax benefit associated with the activity
   under various stock plans (note 10)                      --               174               --                --
   Other                                                    --                11               --                --
                                                        ------           -------            -----           -------
Balance at December 28, 1996                            $9,375           $14,071            $  --           $33,297

See accompanying notes to consolidated financial statements.

                                          Consolidated Statements of Cash Flows
                                   R.G. Barry Corporation and Subsidiaries

                                                             DECEMBER 28, 1996    December 30, 1995    December 31, 1994
------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Cash flows from operating activities:
   Net earnings                                                        $ 8,257              $ 6,299              $ 3,811
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
     Tax benefit associated with the activity under
      various stock plans                                                  174                  320                  441
   Depreciation and amortization of property,
    plant and equipment                                                  2,571                2,158                1,905
   Amortization of goodwill                                                116                  116                   48
   Deferred income tax provision (credit)                               (1,181)              (1,385)                (178)
   Loss (gain) on disposal of property, plant and equipment                 25                 (966)                 (15)
   Amortization of deferred compensation                                    --                   --                  167
   Net (increase) decrease in:
    Accounts receivable                                                   (304)               5,160               (6,157)
    Inventory                                                            2,854               (5,646)              (7,552)
    Prepaid expenses                                                        61                 (158)                (688)
    Other assets                                                           358               (1,126)                  58
   Net increase (decrease) in:
    Accounts payable                                                    (4,791)                 787                2,903
    Accrued expenses                                                       644                2,536                  348
    Accrued retirement cost, net                                           405                  354                 (158)
    Other liabilities                                                      214                   --                   --
                                                                       -------              -------              -------
     Net cash provided by (used in) operating activities                 9,403                8,449               (5,067)
                                                                       -------              -------              -------
Cash flows from investing activities:
 Additions to property, plant and equipment                             (2,404)              (3,363)              (2,234)
 Proceeds from disposal of property, plant and equipment                    35                1,800                   14
                                                                       -------              -------              -------
     Net cash used in investing activities                              (2,369)              (1,563)              (2,220)
                                                                       -------              -------              -------
Cash flows from financing activities:
 Repayment of long-term debt, capital lease obligations
  and short-term note payable                                             (815)              (2,917)              (6,996)
 Proceeds from borrowing debt                                               --                   --               15,000
 Proceeds from stock issued                                                701                  194                  782
 Purchase of common shares for treasury                                     --                 (256)                (622)
                                                                       -------              -------              -------
     Net cash provided by (used in) financing activities                  (114)              (2,979)               8,164
                                                                       -------              -------              -------
Net increase in cash                                                     6,920                3,907                  877
Cash at beginning of year                                                6,267                2,360                1,483
                                                                       -------              -------              -------
Cash at end of year                                                    $13,187              $ 6,267              $ 2,360
                                                                       =======              =======              =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid                                                         $ 2,624              $ 2,930              $ 1,351
                                                                       =======              =======              =======
 Income taxes paid                                                     $ 8,713              $ 1,740              $ 1,770
                                                                       =======              =======              =======

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
     R.G. Barry Corporation and Subsidiaries
------------------------------------------------------------------------------

 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (a) Operations
          R.G. Barry Corporation (the Company) is a United States-based multinational corporation. Its principal line of business is comfort products for at and around the home. The predominant market for the Company's products is North America. Products are sold primarily to department and discount stores.

          In 1996, four customers accounted for approximately 15%, 12%, 11% and 10% of the Company's net sales. In 1995, two customers accounted for approximately 16% and 11% of the Company's net sales. In 1994, two customers accounted for approximately 15% and 11% of the Company's net sales.

      (b) Principles of Consolidation and Industry Information
          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c) Cash Equivalents
          Investments with maturities of three months or less at the date of issuance are considered cash equivalents.

      (d) Inventory
          Inventory is valued at the lower of cost or market. Approximately 72% and 69% of the 1996 and 1995, respectively, ending inventory costs are determined on the last in, first out (LIFO) basis. The remainder are determined on the first in, first out (FIFO) basis.

      (e) Depreciation and Amortization
          Depreciation and amortization have been provided substantially using the double declining-balance method over the estimated useful lives of the assets acquired prior to September 30, 1991. The Company adopted the straight-line method of depreciation on its machinery and equipment for all property acquired after September 30, 1991.

      (f) Revenue Recognition
          The Company recognizes revenue when the goods are shipped to customers. The Company has established programs which, in certain circumstances, enable its customers to return product. The effect of these programs is estimated and a returns allowance is provided.

      (g) Income Taxes
          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (h) Employee Retirement Plans
          Retirement plan expense is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions.

      (i) Per-Share Information
          The computation of earnings for common and dilutive common equivalent shares (primary) for 1996 and 1995 is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and the stock purchase plan. Earnings per common share assuming full dilution (fully diluted) is based on the higher of the market price of the Company's common stock as of the end of each quarter or the average price during the quarter.

          The primary weighted average number (in thousands) of common and equivalent shares outstanding were 9,827 and 9,690 in 1996 and 1995, respectively. The fully diluted weighted average number of common and equivalent shares outstanding (in thousands) was 9,830 and 9,861 in 1996 and 1995, respectively. Earnings per share, both primary and fully diluted, for 1994 are based on the averaged number of outstanding common shares as the dilutive effect of equivalent common shares was not material. Average outstanding common shares was 8,823 in 1994.

                                     Notes to Consolidated Financial Statements
                                     R.G. Barry Corporation and Subsidiaries
                                                                continued
-------------------------------------------------------------------------------

          Effective June 17, 1996, the Board of Directors of the Company approved a five-for-four share split to shareholders of record on June 3, 1996. On September 15, 1995, the Board of Directors of the Company approved a four-for-three share split to shareholders of record on September 1, 1995. In addition, on June 22, 1994, the Board of Directors of the Company approved a four-for-three share split to shareholders of record on June 1, 1994. All share splits have been distributed in the form of a share dividend. The stock splits specifically excluded treasury shares. All references to the number of shares and per-share amounts in the footnotes to the financial statements have been restated to reflect the stock splits.

      (j) Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Significant estimates made by management include the adequacy of accounts receivable and inventory valuation allowances, and the realizability of the deferred tax assets.

      (k) Fair Value of Financial Instruments
          Cash, accounts receivable, accounts payable and accrued liabilities as reported in the financial statements approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company's long-term debt is disclosed in note 5.

      (l) Goodwill
          The cost in excess of the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 40 years.

      (m) Stock Option Plan
          Effective for fiscal 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide certain pro forma information. APB Opinion No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 10).

      (n) Impairment of Long-Lived Assets and Long-Lived Assets to Be
          Disposed Of
          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on December 31, 1995. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

      (o) Advertising
          The Company expenses the costs of advertising as incurred. For the years ended December 28, 1996, December 30, 1995 and December 31, 1994, advertising expenses were $5,314,000, $6,056,000, and
          $4,517,000, respectively.

      (p) Reclassification
          Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

 (2)  ACQUISITION
      On July 14, 1994, the Company acquired all of the outstanding stock of Vesture Corporation, formerly of Randleman, North Carolina. The acquisition has been accounted for by the purchase method of accounting. The purchase price was paid by the issuance of approximately 531,000 common shares of the Company held in treasury, valued at $5,000,000.

 (3)  INVENTORY
      If the FIFO method had been used to value inventory, inventory would have been $3,113,000, $3,050,000, and $2,669,000 higher than that reported at the end of 1996, 1995 and 1994, respectively. Because LIFO inventory is valued using the dollar value method, it is impracticable to separate inventory values between raw materials, work-in-process and finished goods.

Notes to Consolidated Financial Statements
   R.G. Barry Corporation and Subsidiaries
       continued
-------------------------------------------------------------------------------

 (4)  PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consists of the following:

                                                           DECEMBER 28,          December 30,             Estimated
                                                                   1996                  1995         life in years
                                                           --------------------------------------------------------
                                                                       (in thousands)
      Land and improvements                                     $   490               $   490                  8-15
      Buildings and improvements                                  4,315                 4,308                 40-50
      Machinery and equipment                                    27,039                24,580                  3-10
      Leasehold improvements                                      6,980                 6,780                  5-20
      Construction in progress                                      264                   806
                                                                -------               -------
                                                                $39,088               $36,964
                                                                =======               =======

      In December 1995, the Company sold two properties that it had previously leased to other companies. The properties, located in Arkansas and Texas were sold at a gain of $966,000.

      See note 6 for a summary of property and equipment, included above, representing capitalized leases.

 (5)  LONG-TERM DEBT AND RESTRICTIONS
      Long-term debt consists of the following:

                                                                                 DECEMBER 28,          December 30,
                                                                                         1996                  1995
                                                                                 ----------------------------------
                                                                                             (in thousands)
      9.7% note, due July 2004                                                        $15,000               $15,000
      9 3/4% Subordinated Sinking Fund Debentures due April 1996                           --                   700
                                                                                      -------               -------
        Total long-term debt                                                           15,000                15,700
      Less current installments                                                            --                   700
                                                                                      -------               -------
        Long-term debt, excluding current installments                                $15,000               $15,000
                                                                                      =======               =======

      The 9.7% note, issued in July 1994, requires semiannual interest payments and annual principal repayments of $2,143,000 commencing in 1998 and ending in 2004.

      The Company has determined the fair value of its long-term debt based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The fair value of the 9.7% note payable was $15,400,000 and $15,900,000 at December 28, 1996 and December 30,
      1995, respectively.

      In February 1996, the Company negotiated a new unsecured revolving credit agreement with its banks. The new agreement provides the Company with a seasonally adjusted amount of credit that has a minimum availability of $6 million and a peak availability of $51 million, with interest at variable rates. At December 28, 1996 and December 30, 1995, no amounts were outstanding.

      Under the most restrictive covenants of the various loan agreements, the Company is (1) required to maintain a seasonally adjusted current ratio, as defined; (2) required to maintain a minimum seasonally adjusted tangible net worth, as defined; (3) restricted as to annual acquisition of fixed assets; and (4) restricted with regard to the amount of additional borrowings, purchase of treasury shares and payment of dividends. At December 28, 1996, approximately $8 million of retained earnings was available for the payment of cash dividends and the purchase of treasury shares (see also note 10). There were no covenant violations during fiscal 1996 and 1995.

      The Company maintains compensating cash balances, which are not legally restricted, to defray the costs of other banking services provided.

 (6)  LEASED ASSETS AND LEASE COMMITMENTS
      The Company has a lease agreement with a local government which issued Industrial Development Revenue Bonds to construct and purchase an office facility. The lease expires in 1999, at which time the Company has the right to acquire (at a nominal amount) the property under this lease agreement. The Company also has the option to acquire the leased assets prior to the expiration of the lease for an amount approximating the outstanding bonds, plus accrued interest. The outstanding bonds bear interest at 6.5%.

                                     Notes to Consolidated Financial Statements
                                     R.G. Barry Corporation and Subsidiaries
                                                               continued
-------------------------------------------------------------------------------
At December 28, 1996, minimum lease payments due under this capital lease are:

      Fiscal year                                                AMOUNT
      -----------------------------------------------------------------
                                                         (in thousands)
      1997                                                         $150
      1998                                                          147
      1999                                                          144
                                                                   ----
         Total minimum lease payments                               441
      Less amount representing interest                              51
                                                                   ----
      Present value of minimum lease payments                      $390
                                                                   ====

      The present value of minimum capital lease payments are reflected in the balance sheets:

                                DECEMBER 28, 1996     December 30, 1995
                                ---------------------------------------
                                                  (in thousands)
      Current                               $ 125                 $ 115
      Noncurrent                              265                   390
                                            -----                 -----
                                            $ 390                 $ 505
                                            =====                 =====

      These leased assets are capitalized in property, plant and equipment:

                                DECEMBER 28, 1996     December 30, 1995
                                ---------------------------------------
                                                  (in thousands)
      Land and improvements                $  392                $  392
      Buildings and improvements            2,482                 2,478
                                           ------                ------
                                            2,874                 2,870
      Less accumulated amortization         1,666                 1,602
                                           ------                ------
         Net book value                    $1,208                $1,268
                                           ======                ======

      The Company occupies certain manufacturing, warehousing, operating and sales facilities and uses certain equipment under other cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at December 28, 1996 follows:

      Fiscal year                                                AMOUNT
      -----------------------------------------------------------------
                                                         (in thousands)
      1997                                                     $  3,088
      1998                                                        2,711
      1999                                                        2,250
      2000                                                        1,507
      2001                                                        1,017
      Later fiscal years, through 2007                            4,041
                                                                -------
                                                                $14,614
                                                                =======

      Substantially all of these operating lease agreements are renewable for periods of 3 to 15 years and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in 1996, 1995 and 1994 amounted to $4,956,000, $4,569,000, and $3,480,000, respectively.

(7)   INCOME TAXES
      Income tax expense (benefit) consists of:

                                               1996             1995             1994
                                             ----------------------------------------
                                                          (in thousands)
      Current expense:
      Federal                                $5,682           $4,483           $2,083
      Foreign                                   137               60               50
      State                                     827              580              236
                                             ------           ------           ------
                                              6,646            5,123            2,369
      Deferred federal benefit               (1,181)          (1,385)            (178)
                                             ------           ------           ------
                                             $5,465           $3,738           $2,191
                                             ======           ======           ======

Notes to Consolidated Financial Statements
   R.G. Barry Corporation and Subsidiaries
       continued
-------------------------------------------------------------------------------

      The differences between income taxes computed by applying the statutory federal income tax rate (35% in 1996 and 34% in 1995 and 1994) and income tax expense in the consolidated financial statements are:

                                                                   1996                  1995                  1994
                                                                 --------------------------------------------------
                                                                                   (in thousands)
      Computed "expected" tax expense                            $4,803                $3,413                $2,041
      State income taxes, net of federal income taxes               538                   383                   156
      Foreign income tax expense                                    137                    60                    50
      Adjustment of estimated income tax liabilities
        for prior years                                              --                    --                  (181)
      Other, net                                                    (13)                 (118)                  125
                                                                 ------                ------                ------
                                                                 $5,465                $3,738                $2,191
                                                                 ======                ======                ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                            DECEMBER 28, 1996     December 30, 1995
                                                                            ---------------------------------------
                                                                                         (in thousands)
      Deferred tax assets:
        Accounts receivable, principally due to allowances for returns,
         promotions and doubtful accounts                                              $3,232                $2,915
        Inventories, principally due to additional costs inventoried for
         tax purposes and valuation allowances                                          1,284                   840
        Package design costs not currently deductible for tax purposes                    318                   367
        Certain accounting accruals, including such items as self-insurance costs, vacation costs, and others, not currently
         deductible for tax purposes                                                      221                   284
        Pension costs not currently deductible for tax purposes                         1,173                   849
                                                                                       ------                ------
            Total deferred tax assets                                                   6,228                 5,255
      Deferred tax liabilities--
        Basis differences and differing methods of depreciation
         for book and tax purposes                                                        530                   521
        Difference in gain recognition on sale of property, plant,
         and equipment                                                                    173                   390
                                                                                       ------                ------
            Total deferred tax liabilities                                                703                   911
                                                                                       ------                ------
            Net deferred tax assets                                                    $5,525                $4,344
                                                                                       ======                ======

      In order to realize the deferred tax asset established, the Company will need to generate future taxable earnings or be able to carryback taxable earnings to 1996, 1995 or 1994, totaling $16.2 million. The Company's earnings before taxes and taxable earnings history is as follows (in thousands):

                                               1996             1995              1994
               -----------------------------------------------------------------------
               Pretax book earnings         $13,722           10,037             6,002
               Taxable earnings             $17,000           11,939             4,167

      The Company believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable earnings, or in periods in which a carryback to 1996, 1995 or 1994 is available. Further, the Company believes it has available certain tax planning strategies, that could be implemented, if necessary, to supplement taxable earnings from operations. The Company has considered the above factors in concluding that it is more likely than not that the Company will realize the benefits of existing deferred tax assets. There can be no assurance, however, that the Company will generate any specific level of continuing earnings.

                                     Notes to Consolidated Financial Statements
                                     R.G. Barry Corporation and Subsidiaries
                                                                continued
-------------------------------------------------------------------------------

(8)   ACCRUED EXPENSES
      Accrued expenses consist of the following:

                                             DECEMBER 28, 1996     December 30, 1995
                                             ---------------------------------------
                                                              (in thousands)
      Salaries and wages                                $3,287                $  774
      Income taxes                                       3,650                 5,283
      Other                                              2,724                 2,960
                                                        ------                ------
                                                        $9,661                $9,017
                                                        ======                ======


(9)   EMPLOYEE RETIREMENT PLANS
      In 1995, the Company and its domestic subsidiaries had noncontributory retirement plans for the benefit of salaried and nonsalaried employees. In 1996, these retirement plans were combined into the Associates' Retirement Plan (ARP).

      The employees covered under the ARP are eligible to participate upon the completion of one year of service. Salaried participant benefits are based upon a formula applied to a participant's final average salary and years of service, which is reduced by a certain percentage of the participant's social security benefits. Nonsalaried participant benefits are based on a fixed amount for each year of service. The Plans provide reduced benefits for early retirement. The Company intends to fund the minimum amounts required under the Employee Retirement Income Security Act of 1974.

      The funded status of the ARP and combined amounts from noncontributory retirement plans for the benefit of salaried and nonsalaried employees, and the accrued retirement costs recognized at December 28, 1996 and December 30, 1995 were:

                                                                            DECEMBER 28, 1996     December 30, 1995
                                                                            ---------------------------------------
                                                                                         (in thousands)
      Actuarial present value of benefit obligations:
       Accumulated benefit obligation, including vested benefit of
        $17,292,000 and $16,418,000, respectively                                     $17,873               $16,882
       Projected effect of increase in compensation levels                              1,422                 1,411
                                                                                      -------               -------
      Projected benefit obligation (PBO)                                               19,295                18,293
      Plan assets at fair value                                                        20,641                19,411
                                                                                      -------               -------
      Plan assets in excess of PBO                                                      1,346                 1,118
      Unrecognized net gain from past experience different from that
       assumed and effects of changes in actuarial assumptions                         (1,374)                 (241)
      Unamortized net asset existing at the date of adoption of
       FAS No. 87, which is being amortized over approximately 12 years                  (458)                 (705)
      Unrecognized prior service cost                                                     226                  (347)
                                                                                      -------               -------
          Accrued retirement cost recognized in the accompanying
            consolidated balance sheets                                               $  (260)              $  (175)
                                                                                      =======               =======

      The Company also has a Supplemental Retirement Plan (SRP) for certain officers and other key employees of the Company as designated by the Board of Directors. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits. Benefits are based on a formula applied to the recipients' final average monthly compensation, reduced by a certain percentage of their social security benefits.

Notes to Consolidated Financial Statements
    R.G. Barry Corporation and Subsidiaries
        continued
-------------------------------------------------------------------------------

      The funded status of the SRP and the accrued retirement cost recognized at December 28, 1996 and December 30, 1995 are:

                                                                            DECEMBER 28, 1996     December 30, 1995
                                                                            ---------------------------------------
                                                                                          (in thousands)
      Actuarial present value of benefit obligations:
        Accumulated benefit obligation, including vested benefit of
          $2,710,000 and $2,634,000, respectively                                     $ 2,718               $ 2,676
      Projected effect of increase in compensation levels                                 370                   482
                                                                                      -------               -------
      Projected benefit obligation (PBO)                                                3,088                 3,158
      Plan assets at fair value                                                            --                    --
                                                                                      -------               -------
      PBO in excess of plant assets                                                    (3,088)               (3,158)
      Unrecognized net loss from past experience different from that
        assumed and effects of changes in actuarial assumptions                             9                    69
      Unamortized net asset existing at the date of adoption of
        FAS No. 87, which is being amortized over approximately 12 years                  217                   266
      Unrecognized prior service cost                                                     149                   371
      Adjustment required to recognize minimum liability                                  (15)                 (249)
                                                                                      -------               -------
          Accrued retirement cost recognized in the accompanying
            consolidated balance sheets                                               $(2,728)              $(2,701)
                                                                                      =======               =======

      The components of net pension cost for the retirement plans were:

                                                                  1996                  1995                   1994
                                                                ---------------------------------------------------
                                                                                  (in thousands)
      Service cost-benefits earned during the period            $   662               $   572               $   643
      Interest cost on PBO                                        1,604                 1,498                 1,397
      Actual return on plan assets                               (1,582)               (1,384)               (1,355)
      Net amortization and deferral                                (133)                  (63)                 (166)
                                                                -------               -------               -------
                                                                $   551               $   623               $   519
                                                                =======               =======               =======

      Assumptions used in accounting for the pension plans as of December 28, 1996 and December 30, 1995 were:

                                                                                         1996                  1995
                                                                                        ---------------------------
      Discount rates                                                                    7.75%                 7.50%
      Rates of increase in compensation levels                                          5.00%                 5.00%
      Expected long-term rate of return on assets                                       9.25%                 9.25%

      The Company adopted a 401(k) plan effective September 1, 1995. Salaried and nonsalaried employees contribute a percentage, as defined, of their compensation per pay period and the Company contributes 50% of the first 2% of each participant's compensation contributed to this plan. The Company's contribution to the 401(k) plan for the year ended December 28, 1996 and December 30, 1995 was $150,000 and $57,000, respectively.

                                     Notes to Consolidated Financial Statements
                                     R.G. Barry Corporation and Subsidiaries
                                                               continued
-------------------------------------------------------------------------------

(10)  SHAREHOLDERS' EQUITY
      The Company has various stock option plans, which have granted incentive stock options (ISO's) and nonqualified stock options exercisable for periods of up to 10 years from date of grant at prices not less than 100% of the fair market value at date of grant. Information with respect to options under these plans follows:

                                                            ISO               NONQUALIFIED
                                                          NUMBER                 NUMBER               WEIGHTED-AVERAGE
      QUALIFIED PLANS                                    OF SHARES              OF SHARES              EXERCISE PRICE
      ----------------------------------------------------------------------------------------------------------------
      Outstanding at January 1, 1994                      688,800                  --                        $  2.85
      Granted                                             404,100                85,200                         8.59
      Exercised                                          (164,900)                 --                           2.74
      Canceled                                            (23,500)                 --                           4.33
                                                        ---------               -------                      -------
      Outstanding at December 31, 1994                    904,500                85,200                         5.67
      Granted                                              82,600                  --                           8.64
      Exercised                                           (58,400)                 --                           3.31
      Canceled                                            (17,200)                 --                           8.75
                                                        ---------               -------                      -------
      Outstanding at December 30, 1995                    911,500                85,200                         6.00
      Granted                                             207,600                54,600                        12.62
      Exercised                                           (85,400)               (2,700)                        4.77
      Canceled                                            (14,600)                 --                           8.59
                                                        ---------               -------                      -------
      Balance outstanding at December 28, 1996          1,019,100               137,100                      $  7.57
                                                        =========               =======                      =======

      Options exercisable at December 28, 1996            407,900                73,500
                                                        =========               =======


                                             OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                             --------------------------------------------------         ------------------------------
                               NUMBER       WEIGHTED-AVERAGE                              NUMBER
          RANGE OF           OUTSTANDING        REMAINING      WEIGHTED-AVERAGE         EXERCISABLE   WEIGHTED-AVERAGE
       EXERCISE PRICES       AT 12/28/96    CONTRACTUAL LIFE    EXERCISE PRICE          AT 12/28/96    EXERCISE PRICE
      ----------------------------------------------------------------------------------------------------------------
       $  1.63 - $5.00           391,900           4.93               $ 2.92                273,900          $ 2.84
          5.01 - 10.00           489,600           7.55               $ 8.44                170,300          $ 8.46
         10.01 - 15.13           274,700           9.21               $12.63                 37,200          $13.95
                               ---------                                                    -------
                               1,156,200                                                    481,400

      At December 28, 1996, the remaining number of ISO and nonqualified shares available for grant was 112,000.

      At December 28, 1996, December 30, 1995, and December 31, 1994, the options outstanding under these plans were held by 105, 84, and 81 employees, respectively, and had expiration dates ranging from 1997 to 2006.

      In the event that shares received through the ISO plan are sold within one year of exercise, the Company is entitled to a tax deduction. The deduction is not reflected in the consolidated statement of earnings but is reflected as an increase in additional capital in excess of par value.

      Had the Company elected to determine compensation cost based on the fair value at the grant date, as alternatively permitted under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                              1996                  1995
                                            ----------------------------
      Net earnings:
         As reported                        $8,257                $6,299
         Pro forma                           7,517                 6,189
      Earnings per share (primary):
         As reported                           .84                   .65
         Pro forma                             .76                   .64

Notes to Consolidated Financial Statements
   R.G. Barry Corporation and Subsidiaries
       continued
-------------------------------------------------------------------------------
      Using the Black Scholes option-pricing model, the per-share, weighted-average fair value of stock options granted during 1996 and 1995 was $6.16 and $4.21, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of December 28, 1996 and December 30, 1995 were:

                                            1996                  1995
                                       -------------------------------
      Expected dividend yield                 0%                    0%
      Expected volatility                    47%                   48%
      Risk-free interest rate               5.5%                  5.5%
      Expected life - ISO grants       5.5 YEARS             5.5 years
           Nonqualified grants           8 YEARS                    --

      Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

      The Company has an employee stock purchase plan in which approximately 600 employees are eligible to participate. Under the terms of the Plan, employees receive options to acquire common shares at the lower of 85% of the fair market value on their enrollment date or at the end of each 2 year plan term.

                                                                 SHARES
                                                               SUBSCRIBED
                                                               ----------
      Balance at January 1, 1994                                 146,600
      Subscriptions                                               69,000
      Purchases                                                 (141,400)
      Cancellations                                               (6,000)
                                                                --------
      Balance at December 31, 1994                                68,200
      Subscriptions                                                3,100
      Purchases                                                       --
      Cancellations                                              (10,200)
                                                                --------
      Balance at December 30, 1995                                61,100
      Subscriptions                                                   --
      Purchases                                                  (24,900)
      Cancellations                                              (36,200)
                                                                --------
      Balance at December 28, 1996                                    --
                                                                ========

      Stock appreciation rights may be issued subject to certain limitations. There were no rights outstanding at December 28, 1996, December 30, 1995, or December 31, 1994.

      The Company previously issued 666,000 restricted common shares pursuant to an employment agreement with a key executive. Prior to the lapse of restrictions, these shares could not be disposed of or transferred by the holder, however, the shares were entitled to full voting and dividend rights. The restrictions lapsed, with certain exemptions, at the rate of 10% per year. Without regard to any debt covenant limitations, the Company was obligated under the agreement to purchase up to 50% of the unrestricted shares presented by the executive within 90 days of the date the restrictions lapsed. In March 1995 and March 1994, the Company purchased 34,000 shares and 66,000 shares, respectively, presented by the executive at a price of $9.60 per share and $13.80 per share, respectively, which represented the market value of the shares on the date of purchase. During 1995, the final restrictions lapsed, and the Company fulfilled its final obligation, under the agreement, to purchase any such shares. Charges to earnings relating to this plan were $0 in 1995 and $167,000 in 1994. The agreement also provides for separation compensation in the certain circumstances and in the event of early termination.

(11)  PREFERRED SHARE PURCHASE RIGHTS
      The Company's Board of Directors previously declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding common share of the Company. Under certain conditions, each Right may be exercised to purchase a fractional share of Series I Junior Participating Class B Preferred Shares, par value $1 per share, at an initial exercise price of $20. The Rights may not be exercised until the earlier of 15 days after a public announcement that a person or group has acquired, or obtained the right to acquire, 25% or more of the Company's outstanding common shares or 10 business days after the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the Company's outstanding common shares (Share Acquisition Date).

                                     Notes to Consolidated Financial Statements
                                     R.G. Barry Corporation and Subsidiaries
                                                               continued
-------------------------------------------------------------------------------
      In the event that, at any time following the Share Acquisition Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right will be entitled to buy the number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. If, after the Share Acquisition Date, the Company is the surviving corporation in a merger with the acquiring person or group, or if a person or group acquires 30% or more of the Company's common shares under certain circumstances, then each holder of a Right will be entitled to buy common shares of the Company having a market value of two times the exercise price of the Right.

      Each Class A Preferred share is entitled to one-tenth of one vote, while the Class B Series I Junior Participating shares are entitled to ten votes. The preferred shares are entitled to a preference in liquidation. The Series I Junior Participating Class B Preferred shares are entitled to cumulative dividends at a quarterly rate of five cents per share. None of these shares have been issued.

      The Rights, which do not have any voting rights, expire on March 16, 1998, and may be redeemed by the Company at a price of $0.01 per Right at any time until 15 days following the Share Acquisition Date.

(12)  RELATED PARTY OBLIGATION
      The Company and a key executive have entered into an agreement pursuant to which the Company is obligated for up to two years after the death of the key executive to purchase, if the estate elects to sell, up to $4 million of the Company's common shares, at their fair market value. To fund its potential obligation to purchase such shares, the Company has purchased a $5 million life insurance policy on the key executive, the cash surrender value of which is included in other assets in the accompanying balance sheet. In addition, for a period of 24 months following the key executive's death, the Company will have a right of first refusal to purchase any shares of the Company owned by the key executive at the time of his death if his estate elects to sell such shares. The Company would have the right to purchase such shares on the same terms and conditions as the estate proposes to sell such shares.

(13)  CONTINGENT LIABILITIES
      The Company has been named as defendant in various other lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.


                                                   Independent Auditors' Report
                                    R.G. Barry Corporation and Subsidiaries
-------------------------------------------------------------------------------

The Board of Directors and Shareholders
R.G. Barry Corporation:

We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries (the Company) as of December 28, 1996 and December 30, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Columbus, Ohio
February 20, 1997

                      [KPMG PEAT MARWICK LLP LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULES


The Board of Directors and Shareholders
R. G. Barry Corporation:


Under date of February 20, 1997, we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 28, 1996, as contained in the fiscal 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                  /s/ KPMG PEAT MARWICK LLP



Columbus, Ohio
February 20, 1997

                                                                     Schedule II
                                                                     -----------


                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                       Fiscal year ended December 28, 1996



                      Column A                            Column B        Column C         Column D         Column E
------------------------------------------------------ ---------------  --------------  ----------------  --------------
                                                                          Additions
                                                         Balance at      charged to                        Balance at
                                                         beginning        costs and                          end of
                     Description                         of period        expenses        Deductions         period
                     -----------                         ---------        --------        ----------       ----------
Reserves deducted from accounts receivable:
    Allowance for doubtful receivables               $       349,000          140,000         254,000(1)        235,000
    Allowance for returns                                  3,021,000        4,052,000       3,021,000(2)      4,052,000
    Allowance for promotions                               4,300,000        4,685,000       4,300,000(3)      4,685,000
                                                       ===============  ==============  ================  ==============
                                                     $     7,670,000        8,877,000       7,575,000         8,972,000
                                                       ===============  ==============  ================  ==============

--------
(1) Write-off of uncollectible accounts.
(2) Represents 1996 sales returns reserved for in fiscal 1995.
(3) Represents 1996 promotions expenditures committed to and reserved for in fiscal 1995.

                                                                    Schedule II
                                                                    -----------



                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                       Fiscal year ended December 30, 1995



                      Column A                            Column B        Column C         Column D         Column E
------------------------------------------------------ ---------------  --------------  ----------------  --------------
                                                                          Additions
                                                         Balance at      charged to                        Balance at
                                                         beginning        costs and                          end of
                     Description                         of period        expenses        Deductions         period
                     -----------                         ----------      ----------       ----------       ----------
Reserves deducted from accounts receivable:
    Allowance for doubtful receivables               $       160,000          648,000         459,000(1)        349,000
    Allowance for returns                                  1,537,000        3,021,000       1,537,000(2)      3,021,000
    Allowance for promotions                               2,403,000        4,300,000       2,403,000(3)      4,300,000
                                                       ===============  ==============  ================  ==============
                                                     $     4,100,000        7,969,000       4,399,000         7,670,000
                                                       ===============  ==============  ================  ==============

----------
(1) Write-off of uncollectible accounts.
(2) Represents 1995 sales returns reserved for in fiscal 1994.
(3) Represents 1995 promotions expenditures committed to and reserved for in fiscal 1994.

                                                                     Schedule II
                                                                     -----------



                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                       Fiscal year ended December 31, 1994



                      Column A                            Column B        Column C         Column D         Column E
------------------------------------------------------ ---------------  --------------  ----------------  --------------
                                                                          Additions
                                                         Balance at      charged to                        Balance at
                                                         beginning        costs and                          end of
                     Description                         of period        expenses        Deductions         period
                     -----------                         ----------      -----------      ----------       ----------
Reserves deducted from accounts receivable:
    Allowance for doubtful receivables               $       253,000          239,000         332,000(1)        160,000
    Allowance for returns                                  2,487,000        1,537,000       2,487,000(2)      1,537,000
    Allowance for promotions                               2,426,000        2,403,000       2,426,000(3)      2,403,000
                                                       ---------------  --------------  ----------------  --------------
                                                     $     5,166,000        4,179,000       5,245,000         4,100,000
                                                       ===============  ==============  ================  ==============
Reserve for costs of restructuring                   $        58,000           -               58,000(4)          -
                                                       ===============  ==============  ================  ==============

----------
(1) Write-off of uncollectible accounts.
(2) Represents 1994 sales returns reserved for in fiscal 1993.
(3) Represents 1994 promotions expenditures committed to and reserved for in fiscal 1993.
(4) Represents reduction of reserve during fiscal 1994.

                            R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 28, 1996

                               INDEX TO EXHIBITS

Exhibit
  No.        Description                                      Location
-------      -----------                                      --------
 3(a)        Articles of Incorporation of Registrant, as      Incorporated herein by reference to Registrant's
             amended                                          Annual Report on Form 10-K for fiscal year ended
                                                              December 30, 1995 (File No. 1-8769) (the
                                                              "Registrant's 1995 Form 10-K") [Exhibit 3(a)]

 3(b)        Certificate of Amendment to the Articles of      Incorporated herein by reference to Registrant's
             Incorporation of Registrant, as filed with       1995 Form 10-K [Exhibit 3(b)]
             the Ohio Secretary of State on May 22, 1995

 3(c)        Certificate of Amendment to Articles of          Incorporated herein by reference to Registrant's
             Incorporation of Registrant, as filed with       1995 Form 10-K [Exhibit 3(c)]
             the Ohio Secretary of State on September
             1, 1995

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

 4(a)        Trust Indenture, dated as of July 1, 1972, by    Incorporated herein by reference to Registrant's
             and between Registrant and The Huntington        Registration Statement on Form S-1, filed June
             National Bank of Columbus, as Trustee            27, 1972 (Registration No. 2-44432) [Exhibit 4(a)]

Exhibit
  No.        Description                                      Location
-------      -----------                                      --------
 4(b)        First Supplemental Trust Indenture, dated as     Incorporated herein by reference to Registrant's
             of May 2, 1975, by and between Registrant and    Registration Statement on Form S-7, filed March
             The Huntington National Bank of Columbus, as     3, 1978 (Registration No. 2-60888) [Exhibit
             Trustee                                          2(b)(ii)]

 4(c)        Second Supplemental Trust Indenture, dated as    Incorporated herein by reference to Registrant's
             of April 1, 1978, by and between Registrant      Registration Statement on Form S-7, filed March
             and The Huntington National Bank of Columbus,    3, 1978 (Registration No. 2-60888) [Exhibit 2(b)(iii)]
             as Trustee


 4(d)        Third Supplemental Indenture, dated as of        Incorporated herein by reference to Registrant's
             June 22, 1984, between Registrant and The        Current Report on Form 8-K dated June 22, 1984,
             Huntington National Bank, as Trustee             filed June 26, 1984 (File No. 1-7231) [Exhibit 4(d)]

 4(e)        Fourth Supplemental Trust Indenture, dated as    Incorporated herein by reference to Registrant's
             of February 27, 1985, between Registrant and     Annual Report on Form 10-K for the fiscal year
             The Huntington National Bank, as Trustee         ended December 29, 1984 (File No. 0-12667)
                                                              [Exhibit 4(e)]

 4(f)        Revolving Credit Agreement, made to be           Incorporated herein by reference to Registrant's
             effective on February 28, 1996, among            1995 Form 10-K [Exhibit 4(f)]
             Registrant, The Bank of New York, The
             Huntington National Bank and NBD Bank

 4(g)        Note Agreement, dated July 5, 1994, between      Incorporated herein by reference to Registrant's
             Registrant and Metropolitan Life Insurance       Registration Statement on Form S-3, filed July
             Company                                          21, 1994 (Registration No. 33-81820) [Exhibit 4(t)]

Exhibit
  No.         Description                                      Location
-------       -----------                                      --------
  4(h)        Rights Agreement, dated as of February 29,       Incorporated herein by reference to Registrant's
              1988, between Registrant and The Huntington      Current Report on Form 8-K dated March 14, 1988,
              National Bank                                    filed March 15, 1988 (File No. 0-12667) [Exhibit 4]

  9(a)        Zacks-Streim Voting Trust and amendments         Incorporated herein by reference to Registrant's
              thereto                                          Annual Report on Form 10-K for the fiscal year
                                                               ended January 2, 1993 (File No. 1-8769) [Exhibit 9]

  9(b)        Documentation related to extension of term of    Incorporated herein by reference to Registrant's
              the Voting Trust Agreement for the               1995 Form 10-K [Exhibit 9(b)]
              Zacks-Streim Voting Trust

 10(a)        R. G. Barry Corporation Salaried Employees'      Incorporated herein by reference to Registrant's
              Pension Plan (as Amended and Restated            Annual Report on Form 10-K for the fiscal year
              Effective January 1, 1989)                       ended December 31, 1994 (File No. 1-8769)
                                                               [Exhibit 10(a)]

 10(b)        R. G. Barry Corporation Supplemental             Incorporated herein by reference to Registrant's
              Retirement Plan                                  Annual Report on Form 10-K for the fiscal year
                                                               ended December 29, 1990 (File No. 0-12667)
                                                               [Exhibit 10(b)]

 10(c)        R. G. Barry Corporation 1984 Incentive Stock     Incorporated herein by reference to Registrant's
              Option Plan for Key Employees                    Current Report on Form 8-K dated June 22, 1984,
                                                               filed June 26, 1984 (File No. 1-7231) [Exhibit
                                                               10(d)]

 10(d)        R. G. Barry Corporation Incentive Plan for Key   Incorporated herein by reference to Registrant's
              Employees                                        Annual Report on Form 10-K for the fiscal year
                                                               ended December 29, 1984 (File No. 0-12667)
                                                               [Exhibit 10(e)]

Exhibit
  No.         Description                                      Location
-------       -----------                                      --------
 10(e)        Employment Agreement, dated July 1, 1994,        Incorporated herein by reference to Registrant's
              between Registrant and Gordon Zacks              Annual Report on Form 10-K for the fiscal year
                                                               ended December 31, 1994 (File No. 1-8769)
                                                               [Exhibit 10(e)]

 10(f)        Agreement, dated September 27, 1989, between     Incorporated herein by reference to Registrant's
              Registrant and Gordon Zacks                      Current Report on Form 8-K dated October 11,
                                                               1989, filed October 12, 1989 (File No. 0-12667)
                                                               [Exhibit 28.1]

 10(g)        Amendment No. 1, dated as of October 12, 1994,   Incorporated herein by reference to Amendment No.
              between Registrant and Gordon Zacks              14 to Schedule 13D, dated January 27, 1995, filed
                                                               by Gordon Zacks on February 13, 1995 [Exhibit 5]

 10(h)        Amended Split-Dollar Insurance Agreement,        Incorporated herein by reference to Registrant's
              dated March 23, 1995, between Registrant and     1995 Form 10-K [Exhibit 10(h)]
              Gordon B. Zacks

 10(i)        R. G. Barry Corporation 1988 Stock Option Plan   Incorporated herein by reference to Registrant's
              (Reflects amendments through May 11, 1993)       Registration Statement on Form S-8, filed
                                                               August 18, 1993 (Registration No. 33-67594)
                                                               [Exhibit 4(r)]

 10(j)        Form of Stock Option Agreement used in           Incorporated herein by reference to Registrant's
              connection with the grant of incentive stock     1995 Form 10-K [Exhibit 10(k)]
              options pursuant to the R. G. Barry
              Corporation 1988 Stock Option Plan

Exhibit
  No.         Description                                      Location
-------       -----------                                      --------
 10(k)        Form of Stock Option Agreement used in           Incorporated herein by reference to Registrant's
              connection with the grant of non-qualified       1995 Form 10-K [Exhibit 10(l)]
              stock options pursuant to the R. G. Barry
              Corporation 1988 Stock Option Plan

 10(l)        Description of Incentive Bonus Program           Incorporated herein by reference to Registrant's
                                                               Annual Report on Form 10-K for the fiscal year
                                                               ended December 28, 1991 (File No. 1-8769)
                                                               [Exhibit 10(k)]

 10(m)        R. G. Barry Corporation Employee Stock           Incorporated herein by reference to Registrant's
              Purchase Plan (Reflects amendments and           Registration Statement on Form S-8, filed
              revisions for stock dividends and stock splits   August 18, 1993 (Registration No. 33-67596)
              through May 11, 1993)                            [Exhibit 4(r)]

 10(n)        R. G. Barry Corporation 1994 Stock Option Plan   Incorporated herein by reference to Registrant's
              (Reflects stock splits through June 22, 1994)    Registration Statement on Form S-8, filed August
                                                               24, 1994 (Registration No. 33-83252) [Exhibit 4(q)]

 10(o)        Form of Stock Option Agreement used in           Incorporated herein by reference to Registrant's
              connection with the grant of incentive stock     1995 Form 10-K [Exhibit 10(p)]
              options pursuant to the R. G. Barry
              Corporation 1994 Stock Option Plan

 10(p)        Form of Stock Option Agreement used in           Incorporated herein by reference to Registrant's
              connection with the grant of non-qualified       1995 Form 10-K [Exhibit 10(q)]
              stock options pursuant to the R. G. Barry
              Corporation 1994 Stock Option Plan

Exhibit
  No.         Description                                      Location
-------       -----------                                      --------
 10(q)        Executive Employment Agreement, dated July 1,    Incorporated herein by reference to Registrant's
              1994, between Registrant and Christian Galvis    Annual Report on Form 10-K for the fiscal year
                                                               ended December 31, 1994 (File No. 1-8769)
                                                               [Exhibit 10(n)]

 10(r)        Agreement, dated July 1, 1994, between           Incorporated herein by reference to Registrant's
              Registrant and Richard L. Burrell                Annual Report on Form 10-K for the fiscal year
                                                               ended December 31, 1994 (File No. 1-8769)
                                                               [Exhibit 10(o)]

 10(s)        Agreement, dated July 1, 1994, between           Incorporated herein by reference to Registrant's
              Registrant and Daniel D. Viren                   Annual Report on Form 10-K for the fiscal year
                                                               ended December 31, 1994 (File No. 1-8769)
                                                               [Exhibit 10(p)]

 10(t)        Agreement, dated July 1, 1994, between           Incorporated herein by reference to Registrant's
              Registrant and Harry Miller                      Annual Report on Form 10-K for the fiscal year
                                                               ended December 31, 1994 (File No. 1-8769)
                                                               [Exhibit 10(q)]

 10(u)        R. G. Barry Corporation Deferred Compensation    Incorporated herein by reference to Registrant's
              Plan (Effective as of September 1, 1995)         1995 Form 10-K [Exhibit 10(v)]

 10(v)        R. G. Barry Corporation Stock Option Plan for    Incorporated herein by reference to Registrant's
              Non-Employee Directors                           Registration statement on Form S-8, filed June
                                                               26, 1996 (Registration No. 333-06875) [Exhibit
                                                               4(k)]

Exhibit
  No.        Description                                      Location
-------      -----------                                      --------
   13        Registrant's Annual Report to Shareholders for   Incorporated herein by reference to the financial
             the fiscal year ended December 28, 1996 (Not     statements portion of this Annual Report on Form
             deemed filed except for the portions thereof     10-K beginning at page 22
             which are specifically incorporated by
             reference into this Annual Report on
             Form 10-K)

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

   23        Consent of Independent Auditors                  Page 74

   24        Powers of Attorney                               Pages 75 through 83

   27        Financial Data Schedule                          Page 84