Form 10-Q
period 1997-03-29
BARRY R G CORP /OH/
filed 1997-05-01
CIK 749872

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769

                             R. G. BARRY CORPORATION
           __________________________________________________________
             (Exact name of registrant as specified in its charter)

               OHIO                                     31-4362899
_________________________________                  ______________________
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                  Identification Number)


                13405 Yarmouth Road, NW, Pickerington, Ohio 43147
           __________________________________________________________
               (Address of principal executive office) (Zip Code)


                                  614-864-6400
           __________________________________________________________
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
           __________________________________________________________
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                          Yes __X__           No _____


    Common Shares, $1 Par Value, Outstanding as of March 29, 1997 - 9,445,243



                          Index to Exhibits at page 10

                               Page 1 of 11 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              March 29, 1997   December 28, 1996
                                              --------------   -----------------
ASSETS:
   Cash and cash equivalents                    $ 4,450,000        13,187,000
   Accounts receivable, less allowances          11,453,000        18,556,000
   Inventory (note 3)                            37,429,000        28,854,000
   Deferred income taxes (note 4)                 5,055,000         5,055,000
   Recoverable income taxes                         678,000            --
   Prepaid expenses                               2,125,000         2,027,000
                                                -----------        ----------
         Total current assets                    61,190,000        67,679,000
                                                -----------        ----------

   Property, plant and equipment, at cost        38,267,000        39,088,000
      Less accumulated depreciation &
        amortization                             24,170,000        25,159,000
                                                -----------        ----------
         Net property, plant and equipment       14,097,000        13,929,000
                                                -----------        ----------

   Goodwill, net of amortization                  4,317,000         4,346,000
   Other assets                                   3,082,000         3,113,000
                                                -----------        ----------
                                                $82,686,000        89,067,000
                                                -----------        ----------

LIABILITIES AND SHAREHOLDER'S EQUITY:
   Current installments of long-term debt
      and capital lease obligations                 125,000           125,000
   Accounts payable                               5,902,000         4,170,000
   Accrued expenses                               2,163,000         9,661,000
                                                -----------        ----------
      Total current liabilities                   8,190,000        13,956,000
                                                -----------        ----------

   Accrued retirement costs and other, net        3,323,000         3,103,000
   Long-term debt and capital lease obligations
      excluding current installments:
      Note payable                               15,000,000        15,000,000
      Capital lease obligations                     265,000           265,000
                                                -----------        ----------
         Long-term debt and capital lease
           obligations                           15,265,000        15,265,000
                                                -----------        ----------
obligations
            Total liabilities                    26,778,000        32,324,000
                                                -----------        ----------

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 4,000,000 Class A,
         1,000,000 Series I Junior Participating
         Class B shares, none issued
      Common shares, $1 par value
         Authorized 15,000,000 shares
         (excluding treasury shares)              9,445,000         9,375,000
      Additional capital in excess of par value  14,239,000        14,071,000
      Retained earnings                          32,224,000        33,297,000
                                                -----------        ----------
         Net shareholders' equity                55,908,000        56,743,000
                                                -----------        ----------
                                                $82,686,000        89,067,000
                                                -----------        ----------



                               Page 2 of 11 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Thirteen           Thirteen
                                                weeks ended        weeks ended
                                               March 29, 1997     March 30, 1996
                                               --------------     --------------

Net sales                                      $ 14,963,000          16,074,000
Cost of sales                                     6,604,000           7,362,000
                                               ------------         -----------
   Gross profit                                   8,359,000           8,712,000
Selling, general and
   administrative expense                        10,087,000           9,955,000
                                               ------------         -----------
Operating loss                                   (1,728,000)         (1,243,000)

Other income                                        145,000             163,000

Interest expense                                   (377,000)           (446,000)
Interest income                                     171,000              38,000
                                               ------------         -----------
   Net interest expense                            (206,000)           (408,000)

Loss before
   tax benefit                                   (1,789,000)         (1,488,000)
Income tax benefit (note 4)                        (716,000)           (595,000)
                                               ------------         -----------
   Net loss                                    ($ 1,073,000)           (893,000)
                                               ------------         -----------

Net loss per common share (note 5)
      Primary                                  ($      0.11)              (0.10)
                                               ------------         -----------
      Fully diluted                            ($      0.11)              (0.10)
                                               ------------         -----------

Average number of shares
   outstanding
      Primary                                     9,413,000           9,264,000
      Fully diluted                               9,413,000           9,264,000




                               Page 3 of 11 pages


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                          Thirteen         Thirteen
                                                         weeks ended     weeks ended
                                                          March 29,       March 30,
                                                            1997             1996
                                                         -----------     -----------
Cash flows from operating activities:
   Net loss                                            ($ 1,073,000)        (893,000)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization of
         property, plant and equipment                      424,000          387,000
      Amortization of goodwill                               29,000           29,000
      Net (increase) decrease in:
         Accounts receivable, net                         7,103,000        3,727,000
         Inventory                                       (8,575,000)      (8,131,000)
         Prepaid expenses                                   (98,000)         (13,000)
         Recoverable income taxes                          (678,000)        (665,000)
         Other                                               31,000          (70,000)
      Net increase (decrease) in:
         Accounts payable                                 1,732,000       (3,459,000)
         Accrued expenses                                (7,498,000)      (7,281,000)
         Accrued retirement costs and other                 220,000            4,000
                                                       ------------      -----------
            Net cash used in operating activities        (8,383,000)     (16,365,000)
                                                       ------------      -----------

Cash flows from investing activities:
   Additions to property, plant and equipment, net         (592,000)        (555,000)
                                                       ------------      -----------

Cash flows from financing activities:
   Proceeds from short-term notes                                 0       12,000,000
   Stock options exercised, net of treasury                 238,000           10,000
acquisitions
   Repayment of long-term debt and
      capital lease obligations                                   0         (700,000)
                                                       ------------      -----------
         Net cash provided by financing activities          238,000       11,310,000
                                                       ------------      -----------

Net decrease in cash                                     (8,737,000)      (5,610,000)
Cash at the beginning of the period                      13,187,000        6,267,000
                                                       ------------      -----------
Cash at the end of the period                          $  4,450,000          657,000
                                                       ------------      -----------

Supplemental cash flow disclosures:
   Interest paid                                       $    742,000          771,000
   Income taxes paid                                   $  3,442,000        5,415,000




                               Page 4 of 11 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
                              for the Periods ended
                        March 29, 1997 and March 30, 1996



1. These interim financial statement are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year. Fiscal 1996 was a fifty-two week year consisting of four quarters each with thirteen weeks. During fiscal 1997, the first three quarters each have thirteen weeks with a fourth quarter of fourteen weeks.

3. A substantial portion of inventory is valued using the dollar value LIFO method and, therefore, it is impractical to separate inventory values between raw materials, work-in-process and finished goods.

4. Income tax benefit for the periods ended March 29, 1997 and March 30, 1996, consists of:

                                           1997             1996
                                           ----             ----
      Current:
     U. S. Federal benefit              ($605,000)       ($498,000)
     State & Local                       (111,000)         (97,000)
                                        ---------        ---------
          Total                         ($716,000)       ($595,000)

     The income tax benefit reflects a combined federal, foreign, state and local effective rate of 40.0 percent for the first quarter of both years, as compared to the statutory U.S. federal rate of 34.0 percent in both years.

     Income tax for the periods ended March 29, 1997 and March 30, 1996 differed from the amounts computed by applying the U.S. federal income tax rate of
     34.0 percent to pretax loss as a result of the following:

                                           1997             1996
                                           ----             ----
Computed "expected"
  tax benefit:
     U. S. Federal benefit              ($608,000)       ($506,000)
     Other                                (35,000)         (25,000)
     State & Local
       benefit, net of
       federal income tax benefit         (73,000)         (64,000)
                                        ---------        ---------
          Total                         ($716,000)       ($595,000)


5. Net loss per common share has been computed based on average number of shares outstanding during each period plus, when their effect is dilutive, common share equivalents consisting of certain shares subject to stock option and stock purchase plans. Average common shares outstanding for prior periods have been retroactively restated to give affect to all previous splits and dividends.





                               Page 5 of 11 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     THE STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, WHICH ARE NOT HISTORICAL FACT ARE FORWARD LOOKING STATEMENTS BASED UPON THE COMPANY'S CURRENT PLANS AND STRATEGIES, AND REFLECT THE COMPANY'S CURRENT ASSESSMENT OF THE RISKS AND UNCERTAINTIES RELATED TO ITS BUSINESS, INCLUDING SUCH THINGS AS PRODUCT DEMAND AND MARKET ACCEPTANCE; THE ECONOMIC ENVIRONMENT AND THE IMPACT OF GOVERNMENTAL REGULATIONS, BOTH IN THE UNITED STATES AND ABROAD; THE EFFECTS OF COMPETITIVE PRODUCTS AND PRICING; CAPACITY, EFFICIENCY, AND SUPPLY CONSTRAINTS; WEATHER CONDITIONS; AND OTHER RISKS DETAILED IN THE COMPANY'S PRESS RELEASES, SHAREHOLDER COMMUNICATIONS, AND SECURITIES AND EXCHANGE COMMISSION FILINGS. ACTUAL RESULTS MAY DIFFER FROM THOSE CURRENTLY ANTICIPATED.


Liquidity and Capital Resources

The Company has ended the first quarter of 1997 with $53.0 million in net working capital. This compares with $42.8 million at the end of the same quarter in 1996, and $53.7 million as of the end of fiscal 1996. The increase in net working capital from the end of the first quarter of 1996 to the end of the first quarter of 1997, is primarily due to the profit that the Company earned during fiscal 1996. The decline in working capital from fiscal year end 1996 to the end of the first quarter of 1997, is mainly the result of the seasonal loss in the first quarter of 1997.

Some of the changes in the components of the Company's net working capital are:

* Accounts receivable decreased at the end of the first quarter of 1997, to $11.5 million from $14.5 million at the end of the first quarter of 1996, and decreased from $18.6 million at the end of fiscal 1996. The decrease in receivables from first quarter 1996 to 1997, is mainly due to the 6.9 percent decline in net sales during the first quarter of 1997 when compared with the same quarter of 1996. The decrease from the end of fiscal 1996, mainly represents a normal seasonal pattern of change in receivables.

* Inventories ended the first quarter of 1997, at $37.4 million compared with $39.8 million one year ago, and $28.9 million as of the end of fiscal 1996. The decrease in inventories from one year ago reflects the decline in net sales activity during the first quarter of 1997 compared with the same quarter of 1996. The increase in inventories from the end of fiscal 1996, reflects normal seasonal patterns of inventories, as the Company builds seasonal inventories in preparation for anticipated needs later in the year.

* The Company ended the first quarter of 1997, with $4.5 million in cash and no short-term bank loans. This compares with the first quarter of 1996, when the Company had $657 thousand in cash and $12 million in short-term bank loans. The increase in cash and decrease in short-term bank loans is mainly the result of the year end 1996 cash position of $13.2 million, compared with the $6.3 million the prior year end. There were no short-term bank loans outstanding at the end of fiscal 1996.

The Company's capital expenditures during the first quarter of 1997, amounted to $592 thousand, compared with $555 thousand during the same period of 1996. Capital expenditures in both years were funded out of working capital.





                               Page 6 of 11 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued



The Company currently has in place a Revolving Credit Agreement ("Revolver"), with its three main lending banks. The Revolver provides the Company a seasonally adjusted available line of credit ranging from $6 million during January, to a peak of $51 million from July through November. The Revolver contains financial covenants typical of agreements of its type and duration. The Company is in compliance with all the covenants of the Revolver, and all other debt agreements. The Revolver currently extends through 1998 and provides for periodic extensions upon request and with the approval of the banks. The Company intends to request an extension through 1999, and anticipates its banks granting that extension.

Results of Operations

During the first quarter of 1997, net sales amounted to $15.0 million, a 6.9 percent decline in net sales from the $16.1 million during the first quarter of 1996. The primary cause of the decline in net sales is related to the increase in returns from customers that were received during the first quarter, when compared with last year. The Company accrued for the profit impact of returns during the fourth quarter of 1996. In addition, the Company, in its 1996 year end Annual Report to Shareholders, indicated that it expected sales and earnings for the first half of the year to be lower than in 1996, mainly as a result of refining its relationship with Corning Consumer Products ("Corning"). During 1997, Corning intends to outsource directly the Pyrex(R) Portables(TM) fabric carriers, which the Company had been providing to Corning. The Company will continue to supply Corning with MICROCORE(R) hot and cold thermal retention elements.

Gross profit during the first quarter of 1997, amounted to $8.4 million on $15.0 million in net sales, or 55.9 percent of net sales. This compares with gross profit of $8.7 million on $16.1 million in net sales in the same quarter of 1996, or 54.2 percent of net sales. The increase in gross profit percentages from year to year, is partially due to the impact on gross profit percentage from the increase in returns in the first quarter and partially due to a change in mix of individual styles and products sold from one period to the other.

Selling, general and administrative expenses during the quarter include spending in preparation for the Company's previously announced fall 1997 entry into the French market. At $10.1 million, expenses were essentially flat with those expenses incurred during the first quarter of 1996, at $10.0 million. There was no single category of expense that fluctuated significantly from year to year.

Net interest expense declined from 1996 to 1997. During the first quarter of 1997, net interest expense amounted to $206 thousand compared with $408 thousand in the first quarter of 1996. The decrease in net interest expense is partially due to the Company not utilizing its Revolver during the first quarter of 1997, compared with $12 million of usage during the same quarter in 1996. In addition, as a result improved liquidity in 1997, the Company had more excess funds from which to earn income on short-term instruments in 1997 than in 1996.

For the first quarter of 1997, the Company incurred a loss of $1.1 million, or $0.11 per share, compared with a loss during the same quarter of last year of $893 thousand, or $0.10 per share. All per share calculations have been retroactively restated to give effect to the five-for-four share split distributed to shareholders on June 17, 1996.



                               Page 7 of 11 pages

                           PART II - OTHER INFORMATION


Item 1.  Legal proceedings
          No response required

Item 2.   Changes in Securities
          (a), (b) Not Applicable

Item 3.   Defaults Upon Senior Securities
          (a), (b) Not Applicable

Item 4.   Submission of Matter to a Vote of Security Holders
          (a) - (d) Not Applicable

Item 5.   Other Information
          No response required

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits: See Index to Exhibits at page 11.

          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 29, 1997





                               Page 8 of 11 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            R. G. BARRY CORPORATION
                                            ____________________________________
                                            Registrant

May 1, 1997
-----------
   date
                                        /s/ Richard L. Burrell
                                            ____________________________________
                                            Richard L. Burrell
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)
                                            (Duly Authorized Officer)





                               Page 9 of 11 pages

                             R. G. BARRY CORPORATION

                                INDEX TO EXHIBITS



    Exhibit Number                  Description                  Page Number
    --------------                  -----------                  -----------


          27                  Financial Data Schedule                 11




                               Page 10 of 11 pages