Form 10-Q
period 1997-06-28
BARRY R G CORP /OH/
filed 1997-08-11
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997
                                                 -------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                         Commission file number 1-8769

                            R. G. BARRY CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                    31-4362899
                ----                                    ----------
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)               Identification Number)

  13405 Yarmouth Road, NW, Pickerington, Ohio                    43147
  -------------------------------------------                    -----
    (Address of principal executive office)                   (Zip Code)

                                  614-864-6400
                                  ------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
       (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or    for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X      No
                             -----       -----

    Common Shares, $1 Par Value, Outstanding as of June 28, 1997 - 9,538,682







                          Index to Exhibits at page 10

                               Page 1 of 13 pages

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         June 28, 1997    December 28, 1996
                                                         -------------    -----------------
ASSETS:
  Cash and cash equivalents                                 $2,302,000           13,187,000
  Accounts receivable, less allowances                       8,605,000           18,556,000
  Inventory (note 3)                                        50,697,000           28,854,000
  Deferred income taxes (note 4)                             5,055,000            5,055,000
  Recoverable income taxes                                   1,558,000                    -
  Prepaid expenses                                           2,520,000            2,027,000
                                                           -----------           ----------
    Total current assets                                    70,737,000           67,679,000
                                                           -----------           ----------
  Property, plant and equipment, at cost                    38,440,000           39,088,000
    Less accumulated depreciation & amortization            24,311,000           25,159,000
                                                           -----------           ----------
      Net property, plant and equipment                     14,129,000           13,929,000
                                                           -----------           ----------
  Goodwill, less accumulated amortization                    4,288,000            4,346,000
  Other assets                                               3,078,000            3,113,000
                                                           -----------           ----------
                                                           $92,232,000           89,067,000
                                                           ===========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current installments of long-term debt
    and capital lease obligations                              125,000              125,000
  Short-term notes payable                                   9,000,000                    -
  Accounts payable                                           7,340,000            4,170,000
  Accrued expenses                                           2,629,000            9,661,000
                                                           -----------           ----------
    Total current liabilities                               19,094,000           13,956,000
                                                           -----------           ----------
  Accrued retirement costs and other, net                    3,509,000            3,103,000
  Long-term debt and capital lease obligations,
    excluding current installments:
    Note payable                                            15,000,000           15,000,000
    Capital lease obligations                                  265,000              265,000
                                                           -----------           ----------
      Long-term debt and capital lease obligations          15,265,000           15,265,000
                                                           -----------           ----------
        Total liabilities                                   37,868,000           32,324,000
                                                           -----------           ----------
  Shareholders' equity:
    Preferred shares, $1 par value
      Authorized 4,000,000 Class A, and
      1,000,000 Series I Junior Participating
      Class B shares, none issued
    Common shares, $1 par value
      Authorized 22,500,000 shares (note 6)
      (excluding treasury shares)                            9,539,000            9,375,000
    Additional capital in excess of par value               14,407,000           14,071,000
    Retained earnings                                       30,418,000           33,297,000
                                                           -----------           ----------
      Net shareholders' equity                              54,364,000           56,743,000
                                                           -----------           ----------
                                                           $92,232,000           89,067,000
                                                           ===========           ==========

                               Page 2 of 13 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                    Thirteen weeks ended             Twenty-six weeks ended
                               ------------------------------    -------------------------------
                                 June 28,         June 29,         June 28,          June 29,
                               -------------    -------------    -------------    --------------
                                   1997             1996             1997              1996
                               -------------    -------------    -------------    --------------
Net sales                        $14,511,000       19,961,000       29,474,000        36,035,000
Cost of sales                      7,623,000       11,664,000       14,227,000        19,026,000
                                 -----------      -----------      -----------       -----------
  Gross profit                     6,888,000        8,297,000       15,247,000        17,009,000
Selling, general and
  administrative expense           9,577,000        9,810,000       19,664,000        19,765,000
                                 -----------      -----------      -----------       -----------
Operating loss                    (2,689,000)      (1,513,000)      (4,417,000)       (2,756,000)
Other income                          98,000           44,000          243,000           207,000
Interest expense                    (450,000)        (612,000)        (827,000)       (1,058,000)
Interest income                       32,000           26,000          203,000            64,000
                                 -----------      -----------      -----------       -----------
  Net interest expense              (418,000)        (586,000)        (624,000)         (994,000)
Loss before
  tax benefit                     (3,009,000)      (2,055,000)      (4,798,000)       (3,543,000)
Income tax benefit (note 4)       (1,203,000)        (821,000)      (1,919,000)       (1,416,000)
                                 -----------      -----------      -----------       -----------
  Net loss                       ($1,806,000)      (1,234,000)      (2,879,000)       (2,127,000)
                                 ===========      ===========      ===========       ===========
Net loss
  per common share (note 5)
    Primary                           ($0.19)           (0.13)           (0.30)            (0.23)
                                 ===========      ===========      ===========       ===========
    Fully diluted                     ($0.19)           (0.13)           (0.30)            (0.23)
                                 ===========      ===========      ===========       ===========
Average number of common
  shares outstanding
    Primary                        9,489,000        9,274,000        9,451,000         9,268,000
                                 ===========      ===========      ===========       ===========
    Fully diluted                  9,489,000        9,274,000        9,451,000         9,268,000
                                 ===========      ===========      ===========       ===========

                               Page 3 of 13 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW



                                                             Twenty-six        Twenty-six
                                                            weeks ended       weeks ended
                                                           June 28, 1997     June 29, 1996
                                                           --------------    --------------
Cash flows from operating activities:
  Net loss                                                     ($2,879,000)       (2,127,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization of
      property, plant and equipment                                831,000           821,000
    Amortization of goodwill                                        58,000            58,000
    Net (increase) decrease in:
      Accounts receivable, net                                   9,951,000         3,597,000
      Inventory                                                (21,843,000)      (18,563,000)
      Prepaid expenses                                            (493,000)          490,000
      Recoverable income taxes                                  (1,558,000)       (1,952,000)
      Other                                                         35,000           343,000
    Net increase (decrease) in:
      Accounts payable                                           3,170,000        (1,511,000)
      Accrued expenses                                          (7,032,000)       (5,737,000)
      Accrued retirement costs and other                           406,000            75,000
                                                               -----------       -----------
        Net cash used in operating activities                  (19,354,000)      (24,506,000)
                                                               -----------       -----------
Cash flows from investing activities:
  Additions to property, plant and equipment, net               (1,031,000)       (1,015,000)
                                                               -----------       -----------
Cash flows from financing activities:
  Proceeds from short-term notes                                 9,000,000        21,000,000
  Stock options exercised, net of treasury acquisitions            500,000            72,000
  Repayment of long-term debt and
    capital lease obligations                                            0          (700,000)
                                                               -----------       -----------
      Net cash provided by financing activities                  9,500,000        20,372,000
                                                               -----------       -----------
Net decrease in cash                                           (10,885,000)       (5,149,000)
Cash at the beginning of the period                             13,187,000         6,267,000
                                                               -----------       -----------
Cash at the end of the period                                   $2,302,000         1,118,000
                                                               ===========       ===========
Supplemental cash flow disclosures:
  Interest paid                                                   $789,000           996,000
                                                               ===========       ===========
  Income taxes paid                                             $3,904,000         5,618,000
                                                               ===========       ===========

                               Page 4 of 13 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                         Notes to Financial Statements
                      Under Item 1 of Part I of Form 10-Q
                             for the Periods ended
                        June 28, 1997 and June 29, 1996

1. These interim financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year. Fiscal 1997 is a fifty-three week year, with the first three quarters each having thirteen weeks and the fourth quarter having fourteen weeks. Fiscal 1996 was a fifty-two week year, consisting of four quarters each with thirteen weeks.

3. A substantial portion of inventory is valued using the dollar value LIFO method and, therefore, it is impractical to separate inventory values between raw materials, work-in-process and finished goods.

4. Income tax benefit for the periods ended June 28, 1997 and June 29, 1996, consists of:

                                   1997                1996
                                -----------         -----------
     Current:
       U. S. Federal            ($1,612,000)        (1,172,000)
       State & Loca  l             (307,000)          (244,000)
                                -----------         ----------
         Total                  ($1,919,000)        (1,416,000)
                                ===========         ==========

     The income tax benefit reflects a combined federal, foreign, state and local effective rate of 40.0 percent for the first quarter of both years, as compared to the statutory U. S. federal rate of 34.0 percent in both years.

     Income tax for the periods ended June 28, 1997 and June 29, 1996 differed from the amounts computed by applying the U. S. federal income tax rate of
     34.0 percent to pretax loss as a result of the following:

                                                     1997             1996
                                                 ------------     ------------
     Computed "expected"
       tax benefit:
         U. S. Federal benefit                    ($1,631,000)      (1,205,000)
         Other                                        (85,000)         (50,000)
         State & Local benefit, net of
           federal income tax benefit                (203,000)        (161,000)
                                                  -----------     ------------
             Total                                ($1,919,000)      (1,416,000)
                                                  ===========     ============

5. Net loss per common share has been computed based on average number of common shares outstanding during each period plus, when their effect is dilutive, common share equivalents consisting of certain common shares subject to stock option and stock purchase plans.

6. At the Company's Annual Shareholders' Meeting, held on May 16, 1997, shareholders approved a proposal to increase the number of authorized common shares, $1 par value, of the Company from 15 million to 22.5 million shares.




                               Page 5 of 13 pages

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

Liquidity and Capital Resources
-------------------------------
The Company has ended the second quarter of 1997 with $51.6 million in net working capital. This compares with $42.2 million at the end of the same quarter in 1996, and $53.7 million as of the end of fiscal 1996. The increase in net working capital from the end of the second quarter of 1996 to the end of the second quarter of 1997, is primarily due to the profit that the Company earned during fiscal 1996. The decline in working capital from fiscal year end 1996 to the end of the second quarter of 1997, is mainly the result of the seasonal loss incurred during the second quarter of 1997.



Some of the changes in the components of the Company's net working capital are:

* Accounts receivable decreased at the end of the second quarter of 1997, to $8.6 million from $14.7 million at the end of the second quarter of 1996, and decreased from $18.6 million at the end of fiscal 1996. The decrease in receivables from second quarter 1996 to 1997, is mainly due to the 27.3 percent decline in net sales during the second quarter of 1997 when compared with the same quarter of 1996. The decrease from the end of fiscal 1996, mainly represents a normal seasonal pattern of change in receivables.

* Inventories ended the second quarter of 1997, at $50.7 million, nearly equal to the inventory levels of $50.3 million one year ago, and increased from $28.9 million as of the end of fiscal 1996. The increase in inventories from the end of fiscal 1996, reflects normal seasonal patterns of inventories, as the Company builds seasonal inventories in preparation for anticipated needs later in the year.

* The Company ended the second quarter of 1997, with $2.3 million in cash and $9.0 million in short-term bank loans. This compares with the second quarter of 1996, when the Company had $1.1 million in cash and $21 million in short-term bank loans. The increase in cash and decrease in short-term bank loans is mainly the result of the year end 1996 cash position of $13.2 million, compared with the $6.3 million the prior year end. There were no short-term bank loans outstanding at the end of fiscal 1996.


The Company's capital expenditures during the first half of 1997, amounted to $1.0 million, nearly the same as during the same period of 1996. Capital expenditures in both years have been funded out of working capital.

The Company currently has in place a Revolving Credit Agreement ("Revolver"), with its three main lending banks. The Revolver provides the Company a seasonally adjusted available line of credit ranging from $6 million during January, to a peak of $51 million from July through November. The Revolver contains financial covenants typical of agreements of its type and



                               Page 6 of 13 pages

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - continued

duration. The Company is in compliance with all the covenants of the Revolver, and all other debt agreements. The Revolver originally extended through 1998 and contains provisions for periodic extensions upon request and with the approval of the banks. During the second quarter, the Revolver was extended through 1999.

Results of Operations
---------------------
During the second quarter of 1997, net sales amounted to $14.5 million, a 27.3 percent decline in net sales from the $20.0 million during the second quarter of 1996. For the six months, net sales amounted to $29.5 million, an 18.2 percent decline from net sales in the first six months of 1996. In its 1996 year end Annual Report to Shareholders, the Company indicated that it expected sales and earnings for the first half of the year to be lower than in 1996, mainly as a result of refining its relationship with Corning Consumer Products ("Corning"). During 1997, Corning has outsourced directly the Pyrex(R) Portables(TM) fabric carriers, which the Company had been providing to Corning. The Company continues to supply Corning with MICROCORE(R) hot and cold thermal retention elements. Net sales of the Company's slipper products were flat during the second quarter, and slightly ahead for the six months.

Gross profit during the second quarter of 1997, amounted to $6.9 million, or
47.5 percent of net sales. This compares with gross profit percent of 41.6 percent in the same quarter of 1996. For the six months, gross profit percent also increased to 51.7 percent in 1997 compared with 47.2 percent in 1996. The increase in gross profit percentages from year to year, is due to the Company's continuing efforts in the area of cost reduction - such as the expanded use of modular manufacturing, and a change in mix of individual styles and products sold from year to year.

Selling, general and administrative expenses during the quarter and the six months include spending in preparation for the Company's previously announced fall 1997 entry into the French market. For the quarter and the six months, total selling, general and administrative expenses were slightly lower than the same expenses incurred during the comparable periods of 1996. There was no single category of expense that fluctuated significantly from period to period.

Net interest expense declined from 1996 to 1997. During the second quarter of 1997, net interest expense amounted to $418 thousand compared with $586 thousand in the same period of 1996. For the six months, net interest expense also declined to $624 thousand in 1997 from $994 thousand in 1996. The decrease in net interest expense is principally due to the Company's lower utilization of its Revolver during 1997, when compared with 1996.

For the second quarter of 1997, the Company incurred a loss of $1.8 million, or $0.19 per share, compared with a loss during the same quarter of 1996 of $1.2 million, or $0.13 per share. For the six months, the Company incurred a loss in 1997 of $2.9 million, or $0.30 per share, compared with a loss in 1996 of $2.1 million, or $0.23 per share.








      ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk Not Applicable


                               Page 7 of 13 pages

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
     No response required

Item 2.  Changes in Securities
------------------------------
         (a), (b), (c) Not Applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------
         (a), (b) Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 16, 1997. At the close of business on the record date, March 17, 1997, 9,444,800 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting 7,119,386 or 75.4% of the outstanding common shares entitled to vote were represented in person or by proxy.

         (b)  Directors elected at the Annual Meeting were:

              Harvey M. Krueger
              For:                7,033,657
              Withheld:              85,729           Broker non-vote:      none

              William Giovanello
              For:                7,012,692
              Withheld:             106,694           Broker non-vote:      none

              Leopold Abraham II
              For:                6,131,018
              Withheld:             988,368           Broker non-vote:      none

              Other directors whose term of office continued after the Annual Meeting:

              Philip G. Barach                      Gordon Zacks
              Richard L. Burrell                    Christian Galvis
              Edward M. Stan                        Charles E. Ostrander


         (c)  See Item 4(b) for the voting results for directors

              Proposal to increase the authorized number of common shares to 22,500,000

              For:           6,853,755         Against:                 214,353
              Abstain:          51,298         Broker non-vote  :          none

              Proposal to approve the R. G. Barry Corporation 1997 Incentive Stock Plan:

              For:           6,790,750         Against:                 261,438
              Abstain:          67,198         Broker non-vote  :          none

         (d)  Not Applicable

Item 5.  Other Information
--------------------------
         No response required

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------
         (a)  Exhibits:  See Index to Exhibits at page 10.
              ---------

         (b)  Reports on Form 8-K:  No reports on Form 8-K were filed during the
              --------------------
              quarter ended June 28, 1997



                               Page 8 of 13 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                     R. G. BARRY CORPORATION
                                     -----------------------
                                     Registrant

August 8, 1997
--------------
     date
                                     /s/ Richard L.. Burrell
                                     -----------------------
                                     Richard L. Burrell
                                     Senior Vice President - Finance
                                     (Principal Financial Officer)
                                     (Duly Authorized Officer)

































                               Page 9 of 13 pages

                            R. G. BARRY CORPORATION
                               INDEX TO EXHIBITS


Exhibit No.           Description                Page Number
-----------    --------------------------    --------------------
 3 (a) (1)     Articles of Incorporation     Incorporated herein
               of Registrant (as filed       by reference to
               with Ohio Secretary of        Registrant's Annual
               State on March 26, 1984)      Report on
                                             Form 10-K for the
                                             fiscal year ended
                                             December 31, 1988
                                             (File No. 0-12667)
                                             ("Registrant's 1988
                                             For 10-K")
                                             [Exhibit 3 (a) (i)]

 3 (a) (2)     Certificate of Amendment      Incorporated herein
               to the Articles of            by reference to
               Incorporation of              Registrant's 1988
               Registrant Authoring the      Form 10-K
               Series I Junior               [Exhibit 3 (a) (i)]
               Participating Class B
               Preferred Shares (as
               filed with the Ohio
               Secretary of State on
               March 1, 1988)

 3 (a) (3)     Certificate of Amendment      Incorporated herein
               to the Articles of            by reference to
               Registrant (as filed with     Registrant's 1988
               the Ohio Secretary of         Form 10-K
               State on May 9, 1988)         [Exhibit 3 (a) (i)]

 3 (a) (4)     Certificate of Amendment      Incorporated herein
               to the Articles of            by reference to
               Incorporation of              Registrant's Annual
               Registrant                    Report on
               (as filed with the Ohio       Form 10-K for the
               Secretary of State on May     fiscal year ended
               22, 1995)                     December 30, 1995
                                             (File No. 1-8769)
                                             ("Registrant's 1995
                                             Form 10-K")
                                             [Exhibit 3 (b)]

 3 (a) (5)     Certificate of Amendment      Incorporated herein
               to Articles of                by reference to
               Incorporation of              Registrant's 1995
               Registrant (as filed with     Form 10-K
               the Ohio Secretary of         [Exhibit 3 (c)]
               State on September 1,
               1995)

 3 (a) (6)     Certificate of Amendment      Incorporated herein
               to Articles of                by reference to
               Incorporation of              Registrant's
               Registrant (as filed with     Registration
               the Ohio Secretary of         Statement on Form
               State on May 30, 1997)        S-8 (Registration
                                             No. 333-28671)
                                             filed on June 6,
                                             1997 ("Registrant's
                                             June 1997 Form
                                             S-8") [Exhibit 4(h)
                                             (6)]

 3 (a) (7)     Articles of Incorporation     Incorporated herein
               of Registrant (reflecting     by reference to
               amendments through May        Registrant's June
               30, 1997) [This document      1997 Form S-8
               has not been filed with       [Exhibit 4 (h) (7)]
               the Ohio Secretary of
               State and has been
               prepared for purposes of
               SEC reporting compliance
               only]

 3 (b)         Regulations of Registrant,    Incorporated herein
               as amended                    by reference to
                                             Registrant's Annual
                                             Report on
                                             Form 10-K for the
                                             fiscal year ended
                                             January 2, 1988
                                             (File No. 0-12667)
                                             [Exhibit 3 (b)]

 4             Agreement to Extend           11 - 12
               Revolving Credit
               Agreement, dated May 1,
               1997, among the
               Registrant, The Bank of
               New York, The Huntington
               National Bank, and NBD
               Bank

 10            R. G. Barry Corporation       Incorporated herein
               1997 Incentive Stock Plan     by reference to
                                             Registrant's June
                                             1997 Form S-8
                                             [Exhibit 4 (k)]

 27            Financial Data Schedule       13

                              Page 10 of 13 pages

                                   EXHIBIT 4
                 AGREEMENT TO EXTEND REVOLVING CREDIT AGREEMENT




                                  May 1, 1997


Ms. Paula DiPonzio
The Bank of New York
One Wall Street - 8th Floor
New York, New York 10286

Mr. Robert Friend
The Huntington National Bank
41 South High Street - HC 0810
Columbus, Ohio 43287

Mr. Daniel Pienta
NBD Bank
611 Woodward Avenue - 2nd Floor
Detroit, Michigan 48226

       Re: R. G. Barry Corporation, Revolving Credit Agreement Extension


Dear Paula, Bob, and Dan:

Enclosed please find the Company's 1997 Annual Operating Plan, and a copy of the Company's 1996 Shareholders Report which includes the results from 1996. Once you have had an opportunity to review the report, we can discuss any questions you may have. I look forward to our visit at Vesture in North Carolina June 1st and 2nd. I will call you the week of May 5th to firm up particulars about the trip. We should also have ample time during our visit to Vesture, to discuss any additional questions.


As you know, the Revolving Credit Agreement between The Bank of New York, The Huntington National Bank, and NBD Bank, (the "Bank" or "Banks") dated as of February 28, 1996 (the "Agreement"), currently extends through December 31, 1998.

In Section 4.11, the Agreement provides for the Company to request an extension of the Termination Date and the Commitments for periods of one year, by making a request following delivery of annual financial statements and the Company's plan for the current year. We are obviously interested in extending the term of the Agreement.




                              Page 11 of 13 pages

The Bank of New York
The Huntington National Bank
NBD Bank
May 1, 1997
Page 2


Please consider this letter as the Company's formal request to an extension of the Agreement through December 31, 1999, under the same terms and conditions as outlined in the Agreement. Kindly acknowledge your Bank's consent to the extension of the Agreement to December 31, 1999, by signing your name at the appropriate location below and returning a copy of this letter to my attention.


Sincerely,

R. G. BARRY CORPORATION

/s/ Michael Krasnoff

Michael S. Krasnoff
Vice President and Assistant Treasurer

/msk

Enclosures


By signing below, each Bank agrees to the extension of the Agreement through December 31, 1999, as provided by the Agreement. All other terms of the Agreement shall remain in force and unchanged by this extension.

Acknowledged and Agreed:


/s/ Paula DiPonzio                                     6/24/97
--------------------------------------------           -------
The Bank of New York, by Ms. Paula DiPonzio             date


/s/ Robert Friend                                      6/26/97
--------------------------------------------------     -------
The Huntington National Bank, by Mr. Robert Friend      date


/s/ D. J. Pienta                                       6/24/97
-------------------------------                        -------
NBD Bank, by Mr. Daniel Pienta                          date







                              Page 12 of 13 pages