Form 10-K
period 1998-01-03
BARRY R G CORP /OH/
filed 1998-04-01
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 3, 1998
                                            OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

Commission File Number 1-8769

                             R. G. BARRY CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                                31-4362899
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

13405 Yarmouth Road N.W., Pickerington, Ohio                        43147
--------------------------------------------                      ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (614) 864-6400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                     Name of each exchange on which registered
--------------------------------------------       -----------------------------------------
Common Shares, Par Value $1.00                           New York Stock Exchange
(9,593,488 outstanding as of March 16, 1998)

Series I Junior Participating                            New York Stock Exchange
Class A Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:     None
                                                             ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the New York Stock Exchange on March 16, 1998, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $115,686,219.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998, are incorporated by reference into
           Part II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                      Index to Exhibits begins on Page 63.

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

         Historically, the Company's primary products have been foam-soled, soft washable slippers for men, women and children. The Company developed and introduced women's Angel Treads*, the world's first foam-soled, washable slipper, in 1947. Since that time, the Company has introduced additional slipper-type brand lines for men, women and children based upon the concept of comfort, softness and washability. These footwear products are sold, for the most part, under various brand names including, but not limited to, Angel Treads*, Barry(TM)Comfort, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes* and EZ feet*. The Company has also marketed certain of its slipper-type footwear under licensed trademarks. See "Trademarks and Licenses".

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

         The Company also manufactures and markets the Soft Notes* foam cushioned casual slipper line. The Company believes that this brand line is a bridge between slippers and casual footwear. The marketing strategy with respect to this product emphasizes the fashion, comfort and versatility provided by the Soft Notes* foam cushioned casual slippers.

----------
* Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

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

         Many styles of slipper-type footwear have become standard in the Company's brand lines and are in demand year after year. For many of these styles, the most significant changes made in response to fashion changes are in ornamentation, fabric and/or color. The Company often introduces new, updated styles of slippers with a view toward enhancing the fashion appeal and freshness of its products. The Company anticipates that it will continue to introduce new styles in future years responsive to fashion changes.

         It is possible to fit most consumers of the Company's slipper-type footwear within a range of four to six sizes. This allows the Company to carry lower levels of inventories in these lines in comparison with other footwear styles.

         In 1994, the Company introduced on a national basis its thermal retention products for consumers featuring MICROCORE* microwave-activated technology developed by the Company. During that year, the Registrant also acquired all of the outstanding stock of Vesture Corporation ("Vesture"), the originators of microwave-heated comfort care products.

         The Company's MICROCORE* thermal retention technology consists of a family of patented or proprietary technologies which, when energized with heat or cold, act as reservoirs that release heat or cold at a constant temperature for extended periods of time. The MICROCORE* thermal retention products have application as: (1) commercial products which use the Company's MICROCORE* patented thermal retention technology, either hot or cold, which could be used to preserve and/or transport temperature-sensitive, perishable commodities such as food, medicine, pharmaceuticals and flowers; and (2) thermal retention consumer products that the Company creates, designs, sells and distributes under its brand names.

         The Company's thermal retention products for consumers generally fall within three categories: (1) food preservation products such as breadwarmer baskets and portable food carriers; (2) comfort therapy products such as heating pads and backwarmers; and (3) portable, personal comfort products such as heated seat cushions, booties, scarves and ear muffs. Retail prices for substantially all of the Company's thermal retention consumer products range from approximately $12 to $40, depending on the product, type of retail outlet and retailer mark-up. The Company believes that the food preservation and comfort therapy thermal retention products are not weather sensitive and have a year-round sales appeal while the cold weather portion of the personal, portable comfort product line is more seasonal and affected by weather changes. The thermal retention consumer products are sold under the major brand lines of Dearfoams*, Vesture*, Lava*, LavaPac*, LavaBuns* and LavaBooties*. All carry MICROCORE* energy packs.

         PYREX(R) Portables(TM) with MICROCORE*, which the Company created and are sold through Corning Consumer Products Company ("Corning"), are transportable food carriers designed to keep hot dishes warm and cold dishes chilled using the Company's patented MICROCORE* thermal retention technology. During 1997, Corning began to directly outsource the PYREX(R) Portables(TM) fabric carrier component which the Company had previously outsourced as an accommodation to Corning. The fabric carrier was a low margin commodity component for the Company. The Company's 1997 sales to Corning declined by about $9 million as a result of Corning acquiring the fabric carriers from other suppliers. The Company continues to manufacture and supply to Corning the Company's patented MICROCORE* hot and cold thermal retention elements, where the Company has significant margin and proprietary, competitive value-added advantages. Corning continues to feature the MICROCORE* brand name on the product packaging.

         In the commercial product area, the Company has made a strategic decision to focus on the commercial application of MICROCORE* patented thermal retention technology, either hot or cold, to preserve and/or transport temperature-sensitive, perishable commodities. The Company's POWERTECH(TM) with MICROCORE* is a new, advanced portable heat storage technology (patent pending) which permits portable, electrically energized heat storage from either A.C. or D.C. power sources and at specific temperatures through the use of a thermostat. Underwriters Laboratories Inc. has granted a UL listing mark to the Company's POWERTECH(TM) with MICROCORE* Pizza Delivery System which is designed to keep pizza hot at oven temperatures for two hours so that a pizza is delivered to a home oven-hot, dry and crisp. The Company is actively marketing the POWERTECH(TM) with MICROCORE* Pizza Delivery System to pizza chains nationwide who have expressed interest in the technology. In January of 1998, Domino's Pizza, Inc. ("Domino's") announced that it planned to use thermal technology for the home delivery of pizza. This delivery system concept was developed and pioneered by the Company working with Domino's largest franchisee. Although Domino's chose an alternative system, the Company believes that Domino's decision and accompanying industry reaction bodes well for the future of the Company's POWERTECH(TM) with MICROCORE* Pizza Delivery System. The Company has initiated tests of the POWERTECH(TM) with MICROCORE* Pizza Delivery System with most other national and many large regional pizza chains.

         In 1996, the Company announced the launch of the new PortaFreeze(TM) with MICROCORE* portable frozen storage system which incorporates the MICROCORE* thermal retention technology. The PortaFreeze(TM) with MICROCORE* system has been thermally engineered to hold refrigerated and frozen materials at sub-zero temperatures for a period of at least 24 hours without the need for an external power source or dry ice. The Company believes that PortaFreeze(TM) with MICROCORE* has a wide range of storage and delivery application potentials in the food, medical and scientific industries, among others. PortaFreeze(TM) (patent pending) is a rechargeable thermal energy cell configuration with an insulated carrier which can be designed and manufactured to meet specific storage and delivery needs of different industries in terms of size, temperature parameters and desired length of temperature retention. The Company intends to continue testing PortaFreeze(TM) with MICROCORE.*

Marketing

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

         During the 1997 Christmas selling season, the Company provided approximately 350 to 400 temporary merchandisers to service the retail selling floor of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with computerized automatic replenishment systems that the Company installed with the stores, put the Company in a position to optimize its comfort footwear business during the fourth quarter.

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

         In September of 1996, the Company announced the establishment of the Barry/Europe division to support what the Company believes will be a major expansion opportunity in the United Kingdom and Europe for its at and around the home comfort footwear. The Company has made a strategic commitment to building its business in Europe with France as the first target market outside of the United Kingdom. The Company has been market testing its products in hypermarket stores in France and introduced its comfort footwear products in France in the fall of 1997 with national network television advertising.

         Prior to the formation of the Barry/Europe division, the Company's international sales were focused on the department store channels in the United Kingdom and Europe. This operation is now part of the Barry/Europe division. The Company also markets its products in Canada, Mexico and several other countries around the world. In 1997, the Company's foreign sales comprised approximately 6% of its total sales.

Research and Development

         Most of the Company's research efforts are undertaken in connection with the design and consumer appeal of new styles of slipper-type footwear and thermal retention products. During fiscal years 1997, 1996 and 1995, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $3.5 million, $3.0 million and $3.1 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 50 employees are engaged full time in research and design.

Materials

         The principal raw materials used by the Company in the manufacture of its slipper and thermal retention product brand lines are textile fabrics, threads, foams and other synthetic products. All are available domestically from a wide range of suppliers. The Company has experienced no difficulty in obtaining raw materials from suppliers and anticipates no future difficulty.

Trademarks and Licenses

         Approximately 97% of the Company's sales are represented by brand items sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products. The trademarks which are most widely used by the Company include: (a) Angel Treads*, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes* and EZ feet*, in the Company's comfort footwear products; and (b) Dearfoams*, Vesture*, Lava*, LavaPac*, LavaBuns*,

LavaBooties*, MICROCORE*, POWERTECH(TM) and PortaFreeze(TM), in the Company's thermal retention products. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

         The Company also has sold comfort footwear under various names as licensee under license agreements with the owners of those names. In the 1997, 1996 and 1995 fiscal years, 1%, 3% and 4%, respectively, of the Company's total footwear sales were represented by footwear sold under these names.

         In 1989, the Company entered into a licensing agreement with Fieldcrest Cannon, Inc., the largest marketer of bed and bath products in the United States, which allows the Company to manufacture and sell a line of mid-priced slippers under the Cannon** trademark in the mass merchandise channels of the Company's business. The Company continued its distribution and marketing of the Cannon** line of slippers in the 1997 fiscal year. The term of the Company's license to use the Cannon** trademark expires in December, 1998; however, the term may be extended for such period as may be mutually agreed upon by the Company and Fieldcrest Cannon, Inc.

Customers

         The customers of the Company which accounted for more than 10% of the Company's consolidated revenues in fiscal year 1997 were Wal-Mart Stores, Inc. ("Wal-Mart"), J. C. Penney Company, Inc. ("J.C. Penney") and Sears, Roebuck & Company ("Sears"), which accounted for 20%, 11% and 10%, respectively. The customers of the Company which accounted for more than 10% of the Company's consolidated revenues in fiscal year 1996 were Wal-Mart, J.C. Penney, Corning and Sears, which accounted for 15%, 12%, 11% and 10%, respectively. The customers of the Company which accounted for 10% or more of the Company's consolidated revenues in fiscal year 1995 were Wal-Mart and J.C. Penney, which accounted for approximately 16% and 11%, respectively.

Backlog of Orders

         The Company's backlog of orders at the close of each of fiscal year 1997 and fiscal year 1996 was $15 million. It is anticipated that a large percentage of the orders as of the end of the Company's last fiscal year will be filled during the current fiscal year.

         Generally, the Company's backlog of unfilled sales orders is largest after the spring and autumn showings of the Company. For example, the Company's backlog of unfilled sales orders following the conclusion of such showings during the last two years were as follows: August, 1997 - $79 million; August, 1996 - $80 million; February, 1997 - $13 million; and February, 1996 - $15 million. The Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 75% of such sales occur during the second half of the year as compared to approximately 25% during the first half of the year.

----------
** Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

Inventory

         While the styles of some of the Company's slipper brand lines change little from year to year, the Company has also introduced, and intends to continue to introduce, new, updated styles in an effort to enhance the comfort and fashion appeal of its products. As a result, the Company anticipates that some of its slipper styles will change from year to year, particularly in response to fashion changes. The Company has introduced, and intends to continue to introduce, a variety of new thermal retention products to compliment its existing products in response to consumer and commercial demand. The Company believes that it will be able to control the level of its obsolete inventory. The Company traditionally has had only a limited exposure to obsolete inventory.

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

         The Company maintains sales offices in New York, New York; London, England; and Paris, France. The Company also operates distribution centers in Asheboro and Goldsboro, North Carolina; San Angelo, Texas; and Mid-Glamorgan, Wales.

         The Company's principal manufacturing, sales and distribution facilities are described more fully in Item 2. Properties below.

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

Employees

         At the close of the 1997 fiscal year, the Company employed approximately 3,300 persons.

Item 2.  Properties.

         The Company owns a warehouse facility in Goldsboro, North Carolina, containing approximately 120,000 square feet.

         The Company leases one facility pursuant to a lease agreement with the local government which issued industrial revenue bonds to construct and equip the facility. The Company has the right to purchase the facility at a nominal sum upon retirement of the bonds issued in respect thereof. This transaction has been treated as a purchase for accounting and tax purposes. See Note (5) to the Company's Consolidated Financial Statements set forth on pages 26 and 27 of the Company's Annual Report to Shareholders for the fiscal year ended January 3, 1998. The following table describes this facility:

                                                                                 Average
         Location                       Use                Square Feet        Annual Rental        Lease Expires
         --------                       ---                -----------        -------------        -------------
Fairfield County, Ohio          Administrative and           55,000             $150,000                1999
(Leased from County of          Executive Offices
Fairfield, Ohio)

         In addition to the leased property described above, the Company leases space aggregating approximately 900,000 square feet at an approximate aggregate annual rental of $2.2 million. The following table sets forth certain information with respect to the Company's principal leased properties which were not in the preceding table:

                                                             Approximate       Approximate       Lease
Location                                   Use               Square Feet      Annual Rental     Expires    Renewals
--------                                   ---               -----------      -------------     -------    --------
Distribution Center            Shipping, Warehouse, Office      48,400         $ 16,000 (1)       1999     None
Goldsboro, N.C.

Empire State Building          Sales Office                      4,300         $117,000           1999     None
New York City, N.Y.

2800 Loop 306                  Manufacturing, Office,          145,800         $166,000 (1)       2000     5 years
San Angelo, Texas              Warehouse

Distribution Center            Shipping, Warehouse             172,800         $432,000 (1)       2007     15 years
San Angelo, Texas

Cesar Lopez de Lara Ave.       Manufacturing, Office            90,200         $168,000           1999     5 years
Nuevo Laredo, Mexico

Ciudad Acuna                   Manufacturing, Office            64,700         $254,000           1999     5 years
   Industrial Park
Ciudad Acuna, Mexico

                                                             Approximate       Approximate       Lease
Location                                   Use               Square Feet      Annual Rental     Expires    Renewals
--------                                   ---               -----------      -------------     -------    --------
Corridor Road                  Manufacturing, Warehouse,       165,000         $386,000 (1)       2001     2 terms of
Laredo, Texas                  Office                                                                      5 years each

Corridor Road                  Manufacturing, Warehouse,        76,000         $190,000 (1)       2006     5 years
Laredo, Texas                  Storage

Industrial Zone                Manufacturing                    26,200         $ 58,000           1998     2 terms of
Zacatecas, Mexico                                                                                          5 years each

Industrial Zone                Manufacturing                    25,800         $ 58,000           2005     3 terms of
Zacatecas, Mexico                                                                                          5 years each

120 E. Pritchard St.           Manufacturing, Office,           57,500         $ 96,000 (1)       2001     None
Asheboro, North Carolina       Warehouse

8000 Interstate                Administrative Office             9,600         $161,000           2003     None
Highway 10 West
San Antonio, Texas

Chelsea Harbour                Sales & Administrative            2,500         $ 87,000           2002     None
London, England                Office

Mid-Glamorgan, Wales           Warehouse                         8,000         $ 21,000         Month-
                                                                                              to-Month     N/A

----------------------

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

                                                Position(s) Held with the Registrant and
 Name                                 Age       Principal Occupation(s) for Past Five Years
 ----                                 ---       -------------------------------------------
 Gordon Zacks                         65        Chairman  of the Board and Chief  Executive  Officer  since  1979,
                                                President since 1992, and Director since 1959, of the Registrant.

 Richard L. Burrell                   65        Senior Vice President-Finance  since 1992, Treasurer and Secretary
                                                since  1976,  Vice   President-Finance  from  1976  to  1992,  and
                                                Director since 1984, of the Registrant.

 Christian Galvis                     56        Co-President and Co-Chief  Operating  Officer of the Barry Comfort
                                                Group since January 1998, Executive Vice  President-Operations and
                                                Director since 1992, Vice  President-Operations from 1991 to 1992, of the Registrant.

 Charles E. Ostrander                 49        Co-President and Co-Chief  Operating  Officer of the Barry Comfort
                                                Group  since  January  1998,   Executive  Vice  President-Sales  &
                                                Marketing  and  Director  since  1992,  Vice   President-Sales   &
                                                Marketing from 1990 to 1992,  Vice  President-Marketing  from 1987 to 1990, of the Registrant.

 Daniel D. Viren                      51        Senior  Vice   President-Administration   since  1992,   and  Vice
                                                President-Controller from 1988 to 1992, of the Registrant.

 Harry Miller                         55        Vice President-Human Resources of the Registrant since 1993.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         In accordance with General Instruction G(2), the information called for in this Item 5 is incorporated herein by reference to page 16 of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998.

Item 6.  Selected Financial Data.

         In accordance with General Instruction G(2), the information called for in this Item 6 is incorporated herein by reference to pages 14 and 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         In accordance with General Instruction G(2), the information called for in this Item 7 is incorporated herein by reference to pages 17 through 20 of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.


Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Balance Sheets of the Registrant and its subsidiaries as of January 3, 1998 and December 28, 1996, the related Consolidated Statements of Earnings, Shareholders' Equity and Cash Flows for each of the fiscal years in the three-year period ended January 3, 1998, the related Notes to Consolidated Financial Statements and the Independent Auditors' Report, appearing on pages 21 through 34 of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998, are incorporated herein by reference. Quarterly Financial Data set forth on page 16 of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998, are also incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 13, 1998, under the captions "SHARE OWNERSHIP--Section 16(a) Beneficial Ownership Reporting Compliance," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS--Employment Contracts and Termination of Employment and Change-in-Control Arrangements." In addition, certain information concerning the executive officers of the Registrant called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).


Item 11.  Executive Compensation.

         In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 13, 1998, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS." Neither the report of the Compensation Committee of the Registrant's Board of Directors on executive compensation nor the performance graph included in the Registrant's definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 13, 1998, shall be deemed to be incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 13, 1998, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements."


Item 13.  Certain Relationships and Related Transactions.

         In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Registrant's Annual Meeting of Shareholders to be held on May 13, 1998, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)     Financial Statements.

           For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 18.

(a)(2)     Financial Statement Schedules.

           For a list of all financial statement schedules included in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 18.

(a)(3)     Exhibits.

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of such exhibits, see "Index to Exhibits" at page
           63. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.


Executive Compensation Plans and Arrangements

Exhibit No.        Description                                      Location
-----------        -----------                                      --------
10(a)              R. G. Barry Corporation Associates'                                   *
                   Retirement Plan (As Amended and Restated
                   Effective January 1, 1996)

10(b)              R. G. Barry Corporation Supplemental             Incorporated herein by reference to Plan
                   Retirement                                       Registrant's Annual Report on Form 10-K
                                                                    for the fiscal year ended December 29, 1990
                                                                    (File No. 0-12667) [Exhibit 10(b)]

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

10(d)              Employment Agreement, dated July 1, 1994,        Incorporated herein by reference to
                   between the Registrant and Gordon Zacks          Registrant's Annual Report on Form 10-K for
                                                                    the fiscal year ended December 31, 1994
                                                                    (File No. 1-8769) [Exhibit 10(e)]

10(e)              Agreement, dated September 27, 1989, between     Incorporated herein by reference to
                   the Registrant and Gordon Zacks                  Registrant's Current Report on Form 8-K
                                                                    dated October 11, 1989, filed October 12,
                                                                    1989 (File No. 0-12667) [Exhibit 28.1]

Exhibit No.        Description                                      Location
-----------        -----------                                      --------
10(f)              Amendment No. 1, dated as of                     Incorporated herein by reference to
                   October 12, 1994, between the Registrant and     Amendment No. 14 to Schedule 13D, dated
                   Gordon Zacks                                     January 27, 1995, filed by Gordon Zacks on
                                                                    February 13, 1995 [Exhibit 5]

10(g)              Amended Split-Dollar Insurance Agreement,        Incorporated herein by reference to
                   dated March 23, 1995, between the Registrant     Registrant's Annual Report on Form 10-K for
                   and Gordon B. Zacks                              the fiscal year ended December 30, 1995
                                                                    (File No. 1-8769) ("Registrant's 1995 Form
                                                                    10-K") [Exhibit 10(h)]

10(h)              R. G. Barry Corporation 1988 Stock Option        Incorporated herein by reference to
                   Plan (Reflects amendments through May 11,        Registrant's Registration Statement on Form
                   1993)                                            S-8, filed August 18, 1993 (Registration
                                                                    No. 33-67594) [Exhibit 4(r)]

10(i)              Form of Stock Option Agreement used in           Incorporated herein by reference to
                   connection with the grant of incentive stock     Registrant's 1995 Form 10-K [Exhibit 10(k)]
                   options pursuant to the R. G. Barry
                   Corporation 1988 Stock Option Plan

10(j)              Form of Stock Option Agreement used in           Incorporated herein by reference to
                   connection with the grant of non-qualified       Registrant's 1995 Form 10-K [Exhibit 10(l)]
                   stock options pursuant to the R. G. Barry
                   Corporation 1988 Stock Option Plan

10(k)              Description of Incentive Bonus Program           Incorporated herein by reference to
                                                                    Registrant's Annual Report on Form 10-K for
                                                                    the fiscal year ended December 28, 1991
                                                                    (File No. 1-8769) [Exhibit 10(k)]

10(l)              R. G. Barry Corporation Employee Stock           Incorporated herein by reference to
                   Purchase Plan (Reflects amendments and           Registrant's Registration Statement on Form
                   revisions for stock dividends and stock          S-8, filed August 18, 1993 (Registration
                   splits through May 11, 1993)                     No. 33-67596) [Exhibit 4(r)]

Exhibit No.        Description                                      Location
-----------        -----------                                      --------
10(m)              R. G. Barry Corporation 1994 Stock Option        Incorporated herein by reference to
                   Plan (Reflects stock splits through              Registrant's Registration Statement on
                   June 22, 1994)                                   Form S-8, filed August 24, 1994
                                                                    (Registration No. 33-83252) [Exhibit 4(q)]

10(n)              Form of Stock Option Agreement used in           Incorporated herein by reference to
                   connection with the grant of incentive stock     Registrant's 1995 Form 10-K [Exhibit 10(p)]
                   options pursuant to the R. G. Barry
                   Corporation 1994 Stock Option Plan

10(o)              Form of Stock Option Agreement used in           Incorporated herein by reference to
                   connection with the grant of non-qualified       Registrant's 1995 Form 10-K [Exhibit 10(q)]
                   stock options pursuant to the R. G. Barry
                   Corporation 1994 Stock Option Plan

10(p)              Executive Employment Agreement, effective as                          *
                   of January 4, 1998, between Registrant and
                   Charles E. Ostrander

10(q)              Executive Employment Agreement, effective as                          *
                   of January 4, 1998, between Registrant and
                   Christian Galvis

10(r)              Restricted Stock Agreement, effective as of                           *
                   January 4, 1998, between Registrant and
                   Charles E. Ostrander

10(s)              Restricted Stock Agreement, effective as of                           *
                   January 4, 1998, between Registrant and
                   Christian Galvis

10(t)              Agreement, effective as of January 4, 1998,                           *
                   between Registrant and Richard L. Burrell

10(u)              Agreement, effective as of January 4, 1998,                           *
                   between Registrant and Daniel D. Viren

10(v)              Agreement, effective as of January 4, 1998,                           *
                   between Registrant and Harry Miller

Exhibit No.        Description                                      Location
-----------        -----------                                      --------
10(w)              R. G. Barry Corporation Deferred Compensation    Incorporated herein by reference to
                   Plan As Amended and Restated (Effective as of    Registrant's 1995 Form 10-K [Exhibit 10(v)]
                   September 1, 1995)

10(x)              R. G. Barry Corporation Stock Option Plan for                         *
                   Non-Employee Directors (Reflects share splits
                   and amendments through February 19, 1998)

10(y)              R. G. Barry Corporation 1997 Incentive Stock     Incorporated herein by reference to
                   Plan                                             Registrant's Registration Statement on Form
                                                                    S-8, filed June 6, 1997 (Registration No.
                                                                    333-28671) [Exhibit 4(k)]

10(z)              Form of Stock Option Agreement used in                                *
                   connection with the grant of incentive stock
                   options pursuant to the R. G. Barry
                   Corporation 1997 Incentive Stock Plan

10(aa)             Form of Stock Option Agreement used in                                *
                   connection with the grant of non-qualified
                   stock options pursuant to the R. G. Barry
                   Corporation 1997 Incentive Stock Plan

-------------------

*    Filed herewith.


(b)  Reports on Form 8-K

     There were no Current Reports on Form 8-K filed during the fiscal quarter ended January 3, 1998.

(c)  Exhibits

     Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page 63.

(d)  Financial Statement Schedules

     Financial Statement Schedules included with this Annual Report on Form 10-K are attached hereto. See "Index to Financial Statements and Financial Statement Schedules" at page 18.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            R. G. BARRY CORPORATION

Date:  March 30, 1998
                                            By: /s/ RICHARD L. BURRELL
                                                -------------------------------
                                                  Richard L. Burrell,
                                                  Senior Vice President-Finance,
                                                  Secretary and Treasurer

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

Name                                            Date            Capacity
----                                            ----            --------
*Gordon Zacks                                    *              Chairman of the Board, President, Chief
                                                                Executive Officer and Director

*Richard L. Burrell                              *              Senior Vice President-Finance, Secretary,
                                                                Treasurer, Principal Financial and Accounting
                                                                Officer and Director

*Christian Galvis                                *              Executive Vice President-Operations,
                                                                Co-President and Co-Chief Operating Officer of
                                                                Barry Comfort Group and Director

*Charles E. Ostrander                            *              Executive Vice President-Sales & Marketing,
                                                                Co-President and Co-Chief Operating Officer of
                                                                Barry Comfort Group and Director

*Leopold Abraham II                              *              Director

*Philip G. Barach                                *              Director

*William Giovanello                              *              Director

*Harvey M. Krueger                               *              Director

*Edward M. Stan                                  *              Director

*By: /s/ RICHARD L. BURRELL
     -----------------------------
         Richard L. Burrell,
         Attorney-in-Fact
         Date:  March 30, 1998

                             R. G. BARRY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JANUARY 3, 1998

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                             PAGE(S) IN ANNUAL REPORT
DESCRIPTION OF FINANCIAL STATEMENTS (ALL OF WHICH ARE                         TO SHAREHOLDERS FOR THE
INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON                                FISCAL YEAR ENDED
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 1998)                               JANUARY 3, 1998
----------------------------------------------------                               ---------------
Consolidated Balance Sheets at January 3, 1998 and
         December 28, 1996......................................................          21

Consolidated Statements of Earnings for the years ended
         January 3, 1998, December 28, 1996, and December 30, 1995..............          22

Consolidated Statements of Shareholders' Equity for the years
         ended January 3, 1998, December 28, 1996, and December 30, 1995........          22

Consolidated Statements of Cash Flows for the years ended
         January 3, 1998, December 28, 1996 and December 30, 1995...............          23

Notes to Consolidated Financial Statements......................................       24-34

Independent Auditors' Report....................................................          34


ADDITIONAL FINANCIAL DATA

         The following additional financial data should be read in conjunction with the Consolidated Financial Statements of R. G. Barry Corporation and its subsidiaries included in the Annual Report to Shareholders for the fiscal year ended January 3, 1998. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Independent Auditor's Report on Financial Statement Schedules: Included at
                                                                page 59 of this
                                                                Annual Report on
                                                                Form 10-K

Schedules for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995:

    II - Reserves: Included at pages 60 through 62 of this Annual Report on
                   Form 10-K

FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA
R.G. Barry Corporation and Subsidiaries


SUMMARY OF OPERATIONS (THOUSANDS)
Net sales
Cost of sales
   Gross profit
Selling, general and administrative expenses
Interest expense, net
Other income (expense)
Earnings before income taxes
Income tax expense
Net earnings

ADDITIONAL DATA
Basic earnings per share*
Diluted earnings per share*
Book value per share*
Annual % change in net sales
Annual % change in net earnings
Net earnings as a percentage of beginning shareholders' equity
Basic average number of shares outstanding (in thousands)*
Diluted average number of shares outstanding (in thousands)*

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

  ** Fiscal year includes fifty-three weeks.

            1997**                  1996                  1995                  1994                  1993



          $148,775              $148,626              $136,561              $116,720              $101,172
            77,438                83,202                76,065                69,975                59,795
            71,337                65,424                60,496                46,745                41,377
            53,137                49,008                48,557                39,375                34,322
            (1,817)               (2,483)               (2,962)               (1,701)              (1,474)
               415                  (211)                1,060                   333                   400
            16,798                13,722                10,037                 6,002                 5,981
             6,680                 5,465                 3,738                 2,191                 2,183
          $ 10,118              $  8,257              $  6,299              $  3,811              $  3,798

          $   1.06              $   0.89              $   0.68              $   0.43              $   0.45
          $   1.03              $   0.84              $   0.65              $   0.43              $   0.45
          $   7.07              $   6.05              $   5.14              $   4.44              $   3.71
               0.1%                  8.8%                 17.0%                 15.4%                 (0.6%)
              22.5%                 31.1%                 65.3%                  0.3%                 13.7%
              17.8%                 17.3%                 15.3%                 12.1%                 13.9%
             9,504                 9,308                 9,234                 8,823                 8,374
             9,820                 9,827                 9,690                 8,823                 8,374

          $ 82,554              $ 67,679              $ 62,721              $ 56,683              $ 39,974
            20,017                13,956                18,793                17,332                12,119
            62,537                53,723                43,928                39,351                27,855
            12,992                15,265                15,390                16,445                 9,745
            67,608                56,743                47,611                41,054                31,483
            14,231                13,929                14,156                13,785                13,410
           104,674                89,067                84,340                76,961                55,635
             2,944                 2,404                 3,363                 2,234                 1,034
             2,531                 2,571                 2,158                 1,905                 1,607

MARKET AND DIVIDEND INFORMATION
R.G. Barry Corporation and Subsidiaries


Market Value (Restated to reflect share split of June 17, 1996)

                     QUARTER                     HIGH                   LOW
---------------------------------------------------------------------------

1997                 FIRST                     $11.50                 $9.63
                     SECOND                     12.25                  9.50
                     THIRD                      14.38                 11.38
                     FOURTH                     14.63                 10.50

1996                 First                     $15.70                $11.50
                     Second                     15.80                 13.60
                     Third                      15.88                 12.75
                     Fourth                     13.75                 10.25

Stock Exchange: New York Stock Exchange

Stock Ticker Symbol: RGB

Wall Street Journal Listing: BarryRG

Approximate Number of Registered Shareholders: 1,300

A five-for-four share split was distributed on June 17, 1996 to shareholders of record on June 3, 1996.

No cash dividends were paid during the periods noted. While the Company has no current intention to pay cash dividends, it is currently able to pay cash dividends, subject to the restrictions contained in the various loan agreements. See also Note 4 to Consolidated Financial Statements, and Management's Discussion & Analysis of Financial Condition & Results of Operations.

QUARTERLY FINANCIAL DATA
R.G. Barry Corporation and Subsidiaries

1997 FISCAL QUARTERS                        in thousands, except net earnings (loss) per share

                                        FIRST (1)            SECOND (1)             THIRD (1)    FOURTH (2)

-----------------------------------------------------------------------------------------------------------

NET SALES                                 $14,963               $14,511               $46,361    $72,940
GROSS PROFIT                                8,359                 6,888                21,750     34,340
NET EARNINGS (LOSS)                        (1,073)               (1,806)                5,024      7,973
BASIC EARNINGS (LOSS) PER SHARE            $(0.11)               $(0.19)                $0.52      $0.84
DILUTED EARNINGS (LOSS) PER SHARE          $(0.11)               $(0.19)                $0.52      $0.81


1996 Fiscal Quarters

                                        First (1)            Second (1)             Third (1)    Fourth (1)

-----------------------------------------------------------------------------------------------------------

Net sales                                 $16,074               $19,961               $45,161    $67,430
Gross profit                                8,712                 8,297                19,854     28,561
Net earnings (loss)                          (893)               (1,234)                4,820      5,564
Basic earnings (loss) per share            $(0.09)               $(0.14)                $0.52      $0.59
Diluted earnings (loss) per share          $(0.09)               $(0.14)                $0.50      $0.57

(1) Quarter contains thirteen weeks
(2) Quarter contains fourteen weeks

See also Management's Discussion & Analysis of Financial Condition & Results of Operations.

                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                     FINANCIAL CONDITION & RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
The assets used by the Company in the development, production, marketing, warehousing and distribution, and sale of its products consist mainly of current assets, such as cash, receivables, inventory, and prepaid expenses; plus net property, plant and equipment, and to a lesser extent other non-current assets. Most of the Company's assets are current assets: at the end of 1997, 79 percent of its total assets were made up of current assets, compared with 76 percent at the end of 1996. A substantial portion of the Company's non-current assets are net property, plant and equipment.

As of the end of 1997, the Company had $62.5 million in net working capital, made up of $82.6 million in current assets, less $20.0 million in current liabilities. At the end of 1996, the Company had $53.7 million in net working capital. Substantially all of the increase in net working capital has been generated as a result of the Company's net earnings.

The Company ended 1997 with $22.5 million in cash and cash equivalents, $16.0 million in net trade receivables, and $35.6 million in inventory. At the end of 1996, by comparison, the Company had $13.2 million in cash and cash equivalents, $17.4 million in net trade receivables, and $28.9 million in inventory. The increase in cash from 1996 to 1997, is largely the result of the profits generated by the Company in 1997--see also the accompanying Consolidated Statements of Cash Flows. The decrease in net trade receivables is mainly due to improved collection of accounts during late 1997, as the receivables turnover improved slightly in 1997 to 6.6 times from 6.5 times in 1996. The increase in inventory from $28.9 million in 1996 to $35.6 million in 1997, which the Company believes is manageable, is spread among varying elements of the Company's inventory: raw materials, work in-process, and finished goods, and among both slippers and thermal products.

Traditionally, the Company has leased most of its operating facilities. There were no significant changes in the Company's facilities in 1997 or 1996. The Company periodically reviews its facilities to determine whether its current facilities will satisfy its anticipated operating needs for the foreseeable future. During 1998 or 1999, the Company anticipates leasing additional facilities to support anticipated growth in the Company's production and storage needs. Substantially all of the capital expenditures in 1997 and 1996 were for routine additions to production machinery and equipment.

The Company has typically relied on its Revolving Credit Agreement ("Revolver") to satisfy additional capital requirements, including seasonal working capital needs. In June 1997, the Company and its three main banks agreed to extend the existing multi-year Revolver through 1999; the Revolver provides for periodic further extensions beyond 1999, under certain conditions. The Revolver furnishes the Company with a seasonally adjusted available line of credit ranging from $6 million to $51 million. During 1997, the Company's peak borrowing amounted to $24 million compared with $33 million in 1996. The daily average borrowing under the Revolver during 1997 decreased to $8.2 million as compared with $16.9 million in 1996. The Company has met the conditions for extension of the Revolver, and intends to seek and expects to receive such an extension of the Revolver through 2000. The Revolver contains covenants that the Company believes are typically found in agreements of similar type and duration.

At times, the Company has borrowed additional long-term capital from lenders to provide long-term financing to the Company. The last time the Company incurred additional long-term debt was in 1994, when the Company issued a $15 million,
9.7 percent note, due in 2004 ("Note"). The Note contains covenants that the Company believes are normally found in similar agreements of this type. The Note and the Revolver place restrictions on the amount of future borrowing the Company may incur, and contain certain other financial covenants--see also Note 4 to the Consolidated Financial Statements for additional information. The Note requires semi-annual interest payments, with annual principal repayments of $2.1 million commencing in July, 1998. The Company is in compliance with all covenants of the Note, Revolver and all other debt agreements.

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION & RESULTS OF OPERATIONS


The Company last paid cash dividends in 1981. While the Company's various loan agreements, at year end 1997, permitted the payment of cash dividends and the repurchase of common shares for treasury, the Company has no current plans to resume payment of cash dividends. The Company anticipates continuing to use its cash resources to finance operations and to fund future growth. Subject to the covenants in the various loan agreements, the Company currently may incur additional long-term debt, should that become necessary. See also Note 4 to the Consolidated Financial Statements for additional information.

The Company believes that it has a strong balance sheet, with strong financial ratios. At the end of 1997, the Company's total capitalization amounted to $80.6 million, which was composed of 16.1 percent long-term debt and capital leases and 83.9 percent shareholders' equity. This compares with $72.0 million in total capitalization at year end 1996, composed of 21.2 percent long-term debt and capital leases and 78.8 percent shareholders' equity. The Company's current ratio, a measure of the relationship of current assets to current liabilities, was 4.12 to 1 at year end 1997, compared with 4.85 to 1 at year end 1996.


YEAR 2000 CONSIDERATIONS
The Company has conducted a review of its key financial, information and operating systems to determine the extent to which it is exposed to year 2000 computer date problems. The Company believes that all of its critical application systems have been converted to correct for potential problems. Electronic trading partners have been contacted to obtain their commitments to conversion, so as to minimize problems relating to the exchange of electronic data. During 1998, the Company will be conducting further tests to assure the efficacy of the conversion. The Company estimates that the costs incurred to date in this conversion have not been significant, and does not anticipate the future impact on its financial condition, results of operations or cash flows will be material.


FOREIGN CURRENCY RISK
Late in 1997 and early in 1998, the value of a number of foreign currencies, principally those in the Far East, were subject to fluctuations in value in world currency markets, and in some cases currencies suffered significant devaluation. The Company's operations currently are conducted primarily in U.S. Dollars and to a lesser degree in British Pound Sterling, Swiss Francs and French Francs--all currencies that historically have not been subject to significant volatility. The Company, in accordance with established policy guidelines, at times, hedges some of these currencies, using foreign exchange contracts as a means to protect itself from currency fluctuations. The amount of foreign exchange contracts that the Company has maintained has not been material to the Company's operations.

In addition, a portion of the Company's labor costs are incurred in Mexican Pesos and to a lesser degree in Chinese Renminbi. As of February, 1998, these two currencies had not been subject to significant volatility in recent months. If either of these two currencies were to suffer a devaluation, the Company believes that the impact of any devaluation would likely have the effect of reducing the Company's effective costs of manufacturing in those countries, although any such reduction is not expected to have a significant impact upon the Company's results of operations.


RESULTS OF OPERATIONS
1997 SALES AND OPERATIONS COMPARED WITH 1996
Net sales for 1997 of $148.8 million were essentially equal to net sales in 1996 of $148.6 million. During the same period, net earnings increased by 22.5 percent to $10.1 million from $8.3 million in 1995. In last year's Annual Report to Shareholders, the Company discussed that a major customer of the Company's food preservation thermal products would be sourcing certain low-margin non-MICROCORE(R) components directly during 1997, lowering the Company's net sales during 1997. As a result, the Company's sales to that customer declined by about $9 million during 1997. The Company continued to sell its MICROCORE(R) thermal elements to that customer during 1997, and expects this relationship to continue. Net sales of food preservation thermal products, thus, decreased during 1997. The Company replaced the loss of low-margin non-MICROCORE(R) component sales with increased volume of higher margin sales of at and around the home comfort footwear.

                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                     FINANCIAL CONDITION & RESULTS OF OPERATIONS


In 1997, the Company opened an office in Paris, France. The Company believes that there is great growth potential for the Company's footwear products in Europe, and in 1991, opened its initial European office in London, England. The Paris office is an outgrowth of that strategy and represents the Company's initial penetration of the French marketplace.

Gross profit increased during 1997, despite flat overall net sales for the year. Gross profit amounted to $71.3 million, compared with $65.4 million in 1996, an increase of 9.0 percent. The Company's gross profit margin, as a percent of net sales, increased during 1997 to 47.9 percent, compared with 44.0 percent in 1996, mainly due to: a) an increase in sales of higher margin at and around the home comfort footwear; b) a decrease in sales of lower margin non-MICROCORE(R) components; c) improved materials utilization from increased usage of computerized cutting; and d) expanded use of modular manufacturing in the company's production facilities. With the expanded use of modular manufacturing, the Company realized improved efficiencies and lowered the per product cost of manufacturing without making a sizable investment in infrastructure. The Company expects to conclude converting its production lines at existing plants, to modular manufacturing during the spring of 1998.

Selling, general and administrative expenses increased during 1997 to $53.1 million, an 8.4 percent increase over the $49.0 million expense incurred in 1996. Most of the increase related to marketing and sales programs implemented to support the net sales, with the predominate portion of the increase going toward the advertising and marketing costs necessary to seed the startup of the Company's Paris, France, sales office. All expenses relating to the startup in France were expensed during the year.

Net interest expense in 1997 declined to $1.8 million from $2.5 million in 1996. The Company's improved profitability in 1996 and 1997 has resulted in improved liquidity as well. In 1997, the Company's daily average borrowings under the Revolver amounted to $8.2 million, with a weighted average interest rate of 6.7 percent. This compares with average borrowing in 1996 of $16.9 million, and a weighted average interest rate of 6.5 percent.

For the year, earnings before income taxes amounted to $16.8 million compared with $13.7 million in 1996, an increase of 22.4 percent. Net earnings after taxes increased by 22.5 percent in 1997 to $10.1 million from $8.3 million in 1996. For 1997, basic earnings per share (a measure of earnings per average common share issued and outstanding) amounted to $1.06 per share, while diluted earnings per share (a measure that includes a computation of common shares attributable to certain outstanding but unissued options) amounted to $1.03 per share. The comparable per share calculations for 1996 are: basic earnings per share of $0.89 per share, and diluted earnings per share of $0.84 per share.


1996 SALES AND OPERATIONS COMPARED WITH 1995
Total net sales during 1996 increased by 8.8 percent to $148.6 million from $136.6 million during 1995. A substantial portion of the growth in net sales occurred in the Company's at and around the home comfort footwear, and mostly represents growth in volume with only modest unit price increases. As a result of the Company's determination, in 1995, that the use of television was not cost-effective for advertising thermal products sold through accessories departments of department stores, sales of those products declined in 1996. The Company's net sales of food preservation products increased to 10.2 percent of total net sales in 1996 compared with 6.7 percent in 1995. Net sales of these products were expected to be below 10 percent in 1997, because certain components of the principal food preservation product were sourced directly by a major customer.

Gross profit in 1996 increased by 8.1 percent, which is consistent with the 8.8 percent increase in sales. Gross profit as a percent of net sales remained nearly constant at 44.0 percent in 1996, compared with 44.3 percent in 1995. The Company's manufacturing operations continued to function very efficiently in 1996, as they had in 1995.

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION & RESULTS OF OPERATIONS


Selling, general and administrative expenses, at $49.0 million in 1996, increased by less than one percent from 1995.

Net interest expense in 1996, declined to $2.5 million from $3.0 million in 1995. The Company's improved profitability in 1996 resulted in improved liquidity. In 1996, the Company's borrowings under the Revolver averaged $16.9 million, with a weighted average interest rate of 6.5 percent. This compares with an average borrowing in 1995 of $19.2 million with a weighted average interest rate of 7.1 percent.

For the entire year, the Company earned $13.7 million before income taxes, compared with $10.0 million in 1995; an increase of 36.7 percent. After income taxes, net earnings increased 31.1 percent to $8.3 million, compared with $6.3 million in 1995. Basic earning per share for 1996 amounted to $0.89 per share compared with basic earnings per share for 1995 of $0.68 per share. Diluted earnings per share amounted to $0.84 in 1996 compared with $0.65 per share in 1995. All share calculations have been retroactively restated for all previous share splits.










       FORWARD LOOKING STATEMENTS
       "SAFEHARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
       The statements in this Annual Report to Shareholders, which are not historical fact are forward looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of competitive products and pricing pressures; currency risks; capacity; efficiency and supply constraints; weather conditions; and other risks detailed in the Company's press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated.

                                                     CONSOLIDATED BALANCE SHEETS
                                         R.G. Barry Corporation and Subsidiaries



                                                                         January 3, 1998              December 28, 1996
------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (note 4)                                          $  22,495                        $13,187
   Accounts receivable:
   Trade (less allowance for doubtful receivables, returns and
    promotions of $8,493,000 and $8,972,000, respectively)                        15,957                         17,372
   Other                                                                           1,004                          1,184
   Inventory (note 2)                                                             35,602                         28,854
   Deferred income taxes (note 6)                                                  4,827                          5,055
   Prepaid expenses                                                                2,669                          2,027
                                                                                --------                        -------
   Total current assets                                                           82,554                         67,679
                                                                                --------                        -------
Property, plant and equipment, at cost (notes 3 and 5)                            40,840                         39,088
   Less accumulated depreciation and amortization                                 26,609                         25,159
                                                                                --------                        -------
   Net property, plant and equipment                                              14,231                         13,929
                                                                                --------                        -------
Deferred income taxes (note 6)                                                       752                            470
Goodwill (less accumulated amortization of $396,000 and $280,000,
     respectively)                                                                 4,230                          4,346
Other assets                                                                       2,907                          2,643
                                                                                --------                        -------
                                                                                $104,674                        $89,067
                                                                                ========                        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current installments of long-term debt and capital lease
   obligations (notes 4 and 5)                                                 $   2,273                           $125
   Accounts payable                                                                6,389                          4,170
   Accrued expenses (note 7)                                                      11,355                          9,661
                                                                                --------                        -------
   Total current liabilities                                                      20,017                         13,956
                                                                                --------                        -------
Accrued retirement cost, net (note 8)                                              3,520                          2,889
Long-term debt, excluding current installments (note 4)                           12,857                         15,000
Capital lease obligations, excluding current installments (note 5)                   135                            265
Other                                                                                537                            214
                                                                                --------                        -------
   Total liabilities                                                              37,066                         32,324
                                                                                --------                        -------
Shareholders' equity (notes 4, 9, 10 and 11):
Preferred shares, $1 par value. Authorized 4,000,000 Class A and 1,000,000
   Series I Junior Participating Class B shares;
   none issued                                                                        --                             --
Common shares, $1 par value. Authorized 22,500,000
   and 15,000,000 shares; issued 9,564,000 and 9,375,000 shares
   (excluding treasury shares of 561,000 and 557,000)                              9,564                          9,375
Additional capital in excess of par value                                         14,629                         14,071
Retained earnings                                                                 43,415                         33,297
                                                                                --------                        -------
   Net shareholders' equity                                                       67,608                         56,743
                                                                                --------                        -------
Commitments and contingencies (notes 5, 12 and 13)
                                                                                $104,674                        $89,067
                                                                                ========                        =======
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
R.G. Barry Corporation and Subsidiaries



                                                         January 3, 1998       December 28, 1996      December 30, 1995
                                                                      (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $148,775                $148,626               $136,561
Cost of sales                                                     77,438                  83,202                 76,065
                                                                --------                --------               --------
   Gross profit                                                   71,337                  65,424                 60,496
Selling, general and administrative expenses                      53,137                  49,008                 48,557
                                                                --------                --------               --------
   Operating income                                               18,200                  16,416                 11,939
Other (expense) income (note 3)                                      415                    (211)                 1,060
Interest expense, net of interest income of $322,000,
   $172,000, and $67,000, respectively                            (1,817)                 (2,483)                (2,962)
                                                                --------                --------               --------
   Earnings before income taxes                                   16,798                  13,722                 10,037
Income tax expense (note 6)                                        6,680                   5,465                  3,738
                                                                --------                --------               --------
   Net earnings                                                 $ 10,118                $  8,257               $  6,299
                                                                ========                ========               ========
Earnings per common share (note 10):
   Basic                                                            1.06                     .89                    .68
                                                                ========                ========               ========
   Diluted                                                          1.03                     .84                    .65
                                                                ========                ========               ========



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
R.G. Barry Corporation and Subsidiaries

                                                                                      Additional
                                                                                      capital in
                                                                  Common               excess of               Retained
                                                                  shares               par value               earnings
                                                                                    (in thousands)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                    $  5,543                $ 16,770               $ 18,741
   Net earnings                                                       --                      --                  6,299
   Stock options exercised                                            39                     155                     --
   Purchase of shares                                                (20)                   (220)                    --
   Four-for-three stock split (including $11,000 paid
     for fractional shares)                                        1,848                  (1,859)                    --
   Tender of shares                                                   --                      (5)                    --
   Tax benefit associated with the activity
   under various stock plans                                          --                     320                     --
                                                                --------                --------               --------
Balance at December 30, 1995                                       7,410                  15,161                 25,040
   Net earnings                                                       --                      --                  8,257
   Five-for-four stock split (including $7,000 paid
     for fractional shares)                                        1,855                  (1,862)                    --
Issuance of shares in connection with
       the employee stock purchase plan                               25                     252                     --
   Stock options exercised                                            85                     335                     --
   Tax benefit associated with the activity
       under various stock plans                                      --                     174                     --
   Other                                                              --                      11                     --
                                                                --------                --------               --------
Balance at December 28, 1996                                       9,375                  14,071                 33,297
   Net earnings                                                       --                      --                 10,118
   Stock options exercised                                           193                     452                     --
   Tender of shares                                                   (4)                    (37)                    --
   Tax benefit associated with the activity
       under various stock plans                                      --                     143                     --
Balance at January 3, 1998                                      $  9,564                $ 14,629               $ 43,415
                                                                ========                ========               ========

See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         R.G. Barry Corporation and Subsidiaries


                                                                 January 3, 1998       December 28, 1996      December 30, 1995
                                                                                        (in thousands)

Cash flows from operating activities:
  Net earnings                                                          $ 10,118                $  8,257               $  6,299
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Tax benefit associated with the activity under
        various stock plans                                                  143                     174                    320
      Depreciation and amortization of property,
        plant, and equipment                                               2,531                   2,571                  2,158
      Amortization of goodwill                                               116                     116                    116
      Deferred income tax benefit                                            (54)                 (1,181)                (1,385)
      Loss (gain) on disposal of property, plant, and equipment               97                      25                   (966)
      Net (increase) decrease in:
        Accounts receivable                                                1,595                    (304)                 5,160
        Inventory                                                         (6,748)                  2,854                 (5,646)
        Prepaid expenses                                                    (642)                     61                   (158)
        Other assets                                                        (264)                    358                 (1,126)
      Net increase (decrease) in:
        Accounts payable                                                   2,219                  (4,791)                   787
        Accrued expenses                                                   1,694                     644                  2,536
        Accrued retirement cost, net                                         631                     405                    354
        Other liabilities                                                    323                     214                     --
                                                                        --------                --------               --------
          Net cash provided by operating activities                       11,759                   9,403                  8,449
                                                                        --------                --------               --------
Cash flows from investing activities:
  Additions to property, plant, and equipment                             (2,944)                 (2,404)                (3,363)
  Proceeds from disposal of property, plant, and equipment                    14                      35                  1,800
                                                                        --------                --------               --------
          Net cash used in investing activities                           (2,930)                 (2,369)                (1,563)
                                                                        --------                --------               --------
Cash flows from financing activities:
  Repayment of long-term debt, capital lease obligations,
    and short-term note payable                                             (125)                   (815)                (2,917)
  Proceeds from stock issued                                                 645                     701                    194
  Purchase of common shares for treasury                                     (41)                     --                   (256)
                                                                        --------                --------               --------
          Net cash provided by (used in) financing activities                479                    (114)                (2,979)
                                                                        --------                --------               --------
Net increase in cash                                                       9,308                   6,920                  3,907
Cash and cash equivalents at beginning of year                            13,187                   6,267                  2,360
                                                                        --------                --------               --------
Cash and cash equivalents at end of year                                $ 22,495                $ 13,187               $  6,267
                                                                        ========                ========               ========
Supplemental cash flow disclosures:
  Interest paid                                                         $  2,035                $  2,624               $  2,930
                                                                        ========                ========               ========

  Income taxes paid                                                     $  3,937                $  8,713               $  1,740
                                                                        ========                ========               ========

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries


 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) Operations
         R.G. Barry Corporation (the Company) is a United States based multinational corporation. Its principal line of business is comfort products for at and around the home. The predominant market for the Company's products is North America. Products are sold primarily to department and discount stores.

         In 1997, three customers accounted for approximately 20%, 11%, and 10% of the Company's net sales. In 1996, four customers accounted for approximately 15%, 12%, 11%, and 10% of the Company's net sales. In 1995, two customers accounted for approximately 16% and 11% of the Company's net sales.

     (b) Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash Equivalents
         Investments with maturities of three months or less at the date of issuance are considered cash equivalents.

     (d) Inventory
         Inventory is valued at the lower of cost or market. Approximately 77% and 72% of the 1997 and 1996, respectively, ending inventory costs are determined on the last in, first out (LIFO) basis. The remainder are determined on the first in, first out (FIFO) basis.

     (e) Depreciation and Amortization
         Depreciation and amortization have been provided substantially using the double declining-balance method over the estimated useful lives of the assets acquired prior to September 30, 1991. The Company adopted the straight-line method of depreciation on its machinery and equipment acquired after September 30, 1991.

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

     (h) Per-Share Information
         In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

         The computation of basic earnings per common share for 1997, 1996, and 1995 is based on the weighted average number of outstanding common shares during the period. Diluted earnings per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain shares subject to stock options and the stock purchase plan.

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries
                                                                       continued



     (i) Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Significant estimates made by management include the adequacy of accounts receivable and inventory valuation allowances, and the realizability of the deferred tax assets.

     (j) Fair Value of Financial Instruments
         Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as reported in the financial statements approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company's long-term debt is disclosed in note 4.

     (k) Goodwill
         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on the straight-line method over 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (l) Stock Option Plans
         Effective for fiscal 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide certain pro forma information. APB Opinion No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 9).

     (m) New Accounting Pronouncements
         The FASB has issued Statement 130, Reporting Comprehensive Income and Statement 131, Disclosures About Segments of an Enterprise and Related Information. Both statements will become effective in 1998. The Company believes that the adoption of these pronouncements will not have a significant impact on financial position or results of operations.

     (n) Advertising
         The Company expenses the costs of advertising as incurred. For the years ended January 3, 1998, December 28, 1996, and December 30, 1995, advertising expenses were $6,471,000, $5,314,000, and $6,056,000, respectively.

 (2)  INVENTORY
      If the FIFO method had been used to value inventory, inventory would have been $2,409,000, $3,113,000, and $3,050,000 higher than that reported at the end of 1997, 1996, and 1995, respectively. Because LIFO inventory is valued using the dollar value method, it is impracticable to separate inventory values between raw materials, work-in-process, and finished goods.

 (3)  PROPERTY, PLANT, AND EQUIPMENT
      Property, plant, and equipment consists of the following:


                                                             January 3,          December 28,             Estimated
                                                                   1998                  1996         life in years
                                                             ------------------------------------------------------
                                                                       (in thousands)
      Land and improvements                                     $   490               $   490                 8-15
      Buildings and improvements                                  4,858                 4,315                40-50
      Machinery and equipment                                    27,361                27,039                 3-10
      Leasehold improvements                                      7,443                 6,980                 5-20
      Construction in progress                                      688                   264
                                                                -------               -------
                                                                $40,840               $39,088
                                                                =======               =======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries
continued



      In December 1995, the Company sold two properties that it had previously leased to other companies. The properties, located in Arkansas and Texas were sold at a gain of $966,000.

      See note 5 for a summary of property and equipment, included above, representing capitalized leases.

 (4)  LONG-TERM DEBT AND RESTRICTIONS
      Long-term debt consists of the following:


                                                                 January 3,         December 28,
                                                                       1998                  1996
                                                                 --------------------------------

                                                                           (in thousands)
      9.7% note, due July 2004                                      $15,000               $15,000
      Less current installments                                       2,143                    --
                                                                    -------               -------
      Long-term debt, excluding current installments                $12,857               $15,000
                                                                    =======               =======


      The 9.7% note, issued in July 1994, requires semiannual interest payments, and annual principal repayments of $2,143,000 commencing in 1998 and ending in 2004.

      The Company has determined the fair value of its long-term debt based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The fair value of the 9.7% note payable was $15,700,000 and $15,400,000 at January 3, 1998 and December 28, 1996,
      respectively.

      In February 1996, the Company negotiated a new unsecured revolving credit agreement with its banks. The new agreement provides the Company with a seasonally adjusted amount of credit that has a minimum availability of $6 million and a peak availability of $51 million, with interest at variable rates. At January 3, 1998 and December 28, 1996, no amounts were outstanding. This agreement expires on December 31, 1999.

      Under the most restrictive covenants of the various loan agreements, the Company is (1) required to maintain a seasonally adjusted current ratio, as defined; (2) required to maintain a minimum seasonally adjusted tangible net worth, as defined; (3) restricted as to annual acquisition of fixed assets; and (4) restricted with regard to the amount of additional borrowings, purchase of treasury shares and payment of dividends. At January 3, 1998, approximately $13 million of retained earnings was available for the payment of cash dividends and the purchase of treasury shares (see also note 9). There were no covenant violations during 1997 and 1996.

      The Company maintains compensating cash balances, which are not legally restricted, to defray the costs of other banking services provided.

 (5)  LEASED ASSETS AND LEASE COMMITMENTS
      The Company has a lease agreement with a local government which issued Industrial Development Revenue Bonds to construct and purchase an office facility. The lease expires in 1999, at which time the Company has the right to acquire (at a nominal amount) the property under this lease agreement. The Company also has the option to acquire the leased assets prior to the expiration of the lease for an amount approximating the outstanding bonds, plus accrued interest. The outstanding bonds bear interest at 6.5%.

      At January 3, 1998, minimum lease payments due under this capital lease are:


      Fiscal year                                                Amount
      -----------------------------------------------------------------
                                                         (in thousands)
      1998                                                        $ 147
      1999                                                          144
                                                                  -----
         Total minimum lease payments                               291
      Less amount representing interest                              26
                                                                  -----
      Present value of minimum lease payments                     $ 265
                                                                  =====


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries
                                                                       continued



      The present value of minimum capital lease payments are reflected in the balance sheets:

                                  January 3, 1998     December 28, 1996
                                  -------------------------------------
                                                  (in thousands)

      Current                               $ 130                 $ 125
      Noncurrent                              135                   265
                                            -----                 -----
                                            $ 265                 $ 390
                                            =====                 =====

      These leased assets are capitalized in property, plant, and equipment:


                                  January 3, 1998     December 28, 1996
                                  -------------------------------------
                                                  (in thousands)

      Land and improvements                $  392                $  392
      Buildings and improvements            2,583                 2,482
                                           ------                ------
                                            2,975                 2,874
      Less accumulated amortization         1,732                 1,666
                                           ------                ------
         Net book value                    $1,243                $1,208
                                           ======                ======


      The Company occupies certain manufacturing, warehousing, operating, and sales facilities and uses certain equipment under other cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at January 3, 1998 follows:

      Fiscal year                                                Amount
      -----------------------------------------------------------------
                                                          (in thousands)
      1998                                                      $ 2,992
      1999                                                        2,568
      2000                                                        1,909
      2001                                                        1,429
      2002                                                          983
      Later fiscal years, through 2008                            3,316
                                                                -------
                                                                $13,197
                                                                =======

      Substantially all of these operating lease agreements are renewable for periods of 3 to 15 years and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in 1997, 1996 and 1995 amounted to $4,986,000, $4,956,000, and $4,569,000, respectively.

 (6)  INCOME TAXES


      Income tax expense (benefit) consists of:
                                                                   1997                  1996                  1995
                                                                   ------------------------------------------------
                                                                                   (in thousands)
      Current expense:
      Federal                                                    $5,607                $5,682                $4,483
      Foreign                                                       108                   137                    60
      State                                                       1,019                   827                   580
                                                                 ------                ------                ------
                                                                  6,734                 6,646                 5,123
      Deferred benefit                                              (54)               (1,181)               (1,385)
                                                                 ------                ------                ------
                                                                 $6,680                $5,465                $3,738
                                                                 ======                ======                ======

      The differences between income taxes computed by applying the statutory federal income tax rate (35% in 1997 and 1996, and 34% in 1995) and income tax expense in the consolidated financial statements are:

                                                                   1997                  1996                  1995
                                                                   ------------------------------------------------
                                                                                   (in thousands)
      Computed "expected" tax expense                            $5,879                $4,803                $3,413
      State income taxes, net of federal income taxes               662                   538                   383
      Foreign income tax expense                                    108                   137                    60
      Other, net                                                     31                   (13)                 (118)
                                                                 ------                ------                ------
                                                                 $6,680                $5,465                $3,738
                                                                 ======                ======                ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries
continued



      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                              January 3, 1998     December 28, 1996
                                                                              -------------------------------------
                                                                                             (in thousands)
      Deferred tax assets:
        Accounts receivable, principally due to allowances for returns,
         promotions, and doubtful accounts                                             $3,139                $3,232
        Inventories, principally due to additional costs inventoried for
         tax purposes and valuation allowances                                          1,145                 1,284
        Package design costs                                                              327                   318
        Certain accounting accruals, including such items as
         self-insurance costs, vacation costs, and others                                 216                   221
        Pension costs                                                                   1,478                 1,173
                                                                                       ------                ------
            Total deferred tax assets                                                   6,305                 6,228
      Deferred tax liabilities:
        Basis differences and differing methods of depreciation
         for book and tax purposes                                                        553                   530
        Difference in gain recognition on sale of property, plant,
          and equipment                                                                   173                   173
                                                                                       ------                ------
          Total deferred tax liabilities                                                  726                   703
                                                                                       ------                ------
            Net deferred tax assets                                                    $5,579                $5,525
                                                                                       ------                ======

      In order to realize the deferred tax asset, the Company will need to generate future taxable earnings or be able to carryback to 1997 or 1996. The Company's taxable earnings history is as follows (in thousands):


                                                                                         1997                  1996
                                                     --------------------------------------------------------------
                                                     Taxable earnings                 $16,300               $16,744

      The Company believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable earnings, or in periods in which a carryback to 1997 or 1996 is available. Further, the Company believes it has available certain tax planning strategies that could be implemented, if necessary, to supplement taxable earnings from operations. The Company has considered the above factors in concluding that it is more likely than not that the Company will realize the benefits of existing deferred tax assets. There can be no assurance, however, that the Company will generate any specific level of continuing earnings.

 (7)  ACCRUED EXPENSES
      Accrued expenses consist of the following:

                                                                              January 3, 1998     December 28, 1996
                                                                              -------------------------------------
                                                                                             (in thousands)
      Salaries and wages                                                              $ 1,933                $3,287
      Income taxes                                                                      6,665                 3,650
      Other                                                                             2,757                 2,724
                                                                                      -------                ------
                                                                                      $11,355                $9,661
                                                                                      =======                ======


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries
                                                                       continued


 (8)  Employee Retirement Plans
      The Company and its domestic subsidiaries have a noncontributory retirement plan for the benefit of salaried and nonsalaried employees, the Associates' Retirement Plan (ARP).
      The employees covered under the ARP are eligible to participate upon the completion of one year of service. Salaried participant benefits are based upon a formula applied to a participant's final average salary and years of service, which is reduced by a certain percentage of the participant's social security benefits. Nonsalaried participant benefits are based on a fixed amount for each year of service. The Plan provides reduced benefits for early retirement. The Company intends to fund the minimum amounts required under the Employee Retirement Income Security
      Act of 1974.
      The funded status of the ARP and the accrued retirement costs recognized at January 3, 1998 and December 28, 1996 were:


                                                                                         1997                  1996
                                                                                         --------------------------
                                                                                             (in thousands)
      Actuarial present value of benefit obligations:
       Accumulated benefit obligation, including vested benefit of
        $17,578,000 and $17,292,000, respectively                                       $18,147               $17,873
       Projected effect of increase in compensation levels                                1,645                 1,422
                                                                                        -------               -------
      Projected benefit obligation (PBO)                                                 19,792                19,295
      Plan assets at fair value                                                          24,323                20,641
                                                                                        -------               -------
      Plan assets in excess of PBO                                                        4,531                 1,346
      Unrecognized net gain                                                              (4,999)               (1,374)
      Unamortized net asset                                                                (209)                 (458)
      Unrecognized prior service cost                                                       197                   226
                                                                                        -------               -------
         Accrued retirement cost                                                        $  (480)              $  (260)
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


      The funded status of the SRP and the accrued retirement cost recognized at January 3, 1998 and December 28, 1996 are:

                                                                                         1997                  1996
                                                                                         --------------------------
                                                                                             (in thousands)
      Actuarial present value of benefit obligations:
       Accumulated benefit obligation, including vested benefit of
        $3,096,000 and $2,710,000, respectively                                       $ 3,109               $ 2,718
      Projected effect of increase in compensation levels                                 357                   370
                                                                                      -------               -------
      Projected benefit obligation (PBO)                                                3,466                 3,088
      Plan assets at fair value                                                           --                     --
                                                                                      -------               -------
      PBO in excess of plan assets                                                     (3,466)               (3,088)
      Unrecognized net loss from past experience different from that
       assumed and effects of changes in actuarial assumptions                            211                     9
      Unamortized net asset existing at the date of adoption of
       FAS No. 87, which is being amortized over approximately 12 years                   167                   217
      Unrecognized prior service cost                                                     117                   149
      Adjustment required to recognize minimum liability                                 (167)                  (15)
                                                                                      -------               -------
          Accrued retirement cost                                                     $(3,138)              $(2,728)
                                                                                      =======               =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries
continued


      The components of net pension cost for the retirement plans were:


                                                                  1997                  1996                   1995
                                                                  -------------------------------------------------
                                                                                  (in thousands)
      Service cost-benefits earned during the period             $  721                $  662                $  572
      Interest cost on PBO                                        1,700                 1,604                 1,498
      Actual return on plan assets                               (1,702)               (1,582)               (1,384)
      Net amortization and deferral                                (142)                 (133)                  (63)
                                                                 ------                ------                 -----
                                                                 $  577                $  551                $  623
                                                                 ======                ======                ======


      Assumptions used in accounting for the pension plans as of January 3, 1998 and December 28, 1996 were:
                                                                                         1997                  1996
                                                                                        ---------------------------
      Discount rates                                                                    7.25%                 7.75%
      Rates of increase in compensation levels                                          5.00%                 5.00%
      Expected long-term rate of return on assets                                       9.25%                 9.25%


      The Company adopted a 401(k) plan effective September 1, 1995. Salaried and nonsalaried employees may contribute a percentage, as defined, of their compensation per pay period and the Company contributes 50% of the first 3% of each participant's compensation contributed to this plan. The Company's contribution to the 401(k) plan for the year ended January 3, 1998 and December 28, 1996 was $185,000 and $150,000, respectively.

 (9)  SHAREHOLDERS' EQUITY
      The Company has various stock option plans, which have granted incentive stock options (ISO's) and nonqualified stock options exercisable for periods of up to 10 years from date of grant at prices not less than fair market value at date of grant. Information with respect to options under these plans follows:


                                                            ISO               Nonqualified
                                                          number                 number               Weighted-average
      Qualified plans                                    of shares              of shares              exercise price
      ----------------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1994                    904,500                85,200                      $  5.67
      Granted                                              82,600                    --                         8.64
      Exercised                                           (58,400)                   --                         3.31
      Canceled                                            (17,200)                   --                         8.75
                                                        ---------               -------                      -------
      Outstanding at December 30, 1995                    911,500                85,200                         6.00
      Granted                                             207,600                54,600                        12.62
      Exercised                                           (85,400)               (2,700)                        4.77
      Canceled                                            (14,600)                   --                         8.59
                                                        ---------               -------                      -------
      Outstanding at December 28, 1996                  1,019,100               137,100                         7.57
      Granted                                             127,200                55,300                        11.16
      Exercised                                          (191,100)               (1,400)                        3.34
      Canceled                                            (26,000)                   --                         9.76
                                                        ---------               -------                      -------
      Balance outstanding at January 3, 1998              929,200               191,000                      $  8.83
                                                        =========               =======                      =======

      Options exercisable at January 3, 1998              414,200               106,100
                                                        =========               =======


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries
                                                                       continued


                                           Options outstanding                                Options exercisable
                             --------------------------------------------------        -------------------------------
                               Number       Weighted-average                              Number
          Range of           outstanding        remaining      Weighted-average         exercisable   Weighted-average
       exercise prices        at 1/3/98     contractual life    exercise price           at 1/3/98     exercise price
       ---------------------------------------------------------------------------------------------------------------
      $ 5.00 and under         221,700           3.49              $  3.15                182,800         $  3.14
          5.01 - 10.00         454,000           6.18              $  8.44                253,000         $  8.45
         10.01 - 15.00         439,500           8.35              $ 12.01                 83,500         $ 13.04
       15.01 and over            5,000           8.60              $ 15.13                  1,000         $ 15.13
                             ---------                                                    -------
                             1,120,200                                                    520,300
                             =========                                                    =======

      At January 3, 1998, the remaining number of ISO and nonqualified shares available for grant was 406,000.
      At January 3, 1998, December 28, 1996, and December 30, 1995, the options outstanding under these plans were held by 109, 105, and 84 employees, respectively, and had expiration dates ranging from 1998 to 2007.
      Stock appreciation rights may be issued subject to certain limitations. There were no rights outstanding at January 3, 1998, December 28, 1996, or December 30, 1995.
      Had the Company elected to determine compensation cost based on the fair value at the grant date, as alternatively permitted under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:


                                                                  1997                  1996                   1995
                                                                ---------------------------------------------------
      Net earnings:
         As reported                                            $10,118                $8,257                $6,299
         Pro forma                                                9,395                 7,517                 6,189
      Earnings per share (diluted):
         As reported                                               1.03                   .84                   .65
         Pro forma                                                  .96                   .76                   .64

      Using the Black Scholes option-pricing model, the per-share, weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $4.93, $5.97, and $4.21, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of January 3, 1998 and December 28, 1996 were:


                                                                                         1997                  1996
                                                                                   --------------------------------
      Expected dividend yield                                                              0%                    0%
      Expected volatility                                                                 45%                   47%
      Risk-free interest rate                                                            5.5%                  5.5%
      Expected life-- ISO grants                                                    5.5 years             5.5 years
          Nonqualified grants                                                       7.5 years               8 years


      Pro forma net earnings reflects only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

      The Company has an employee stock purchase plan in which approximately 600 employees are eligible to participate. Under the terms of the Plan, employees receive options to acquire common shares at the lower of 85% of the fair market value on their enrollment date or at the end of each 2 year plan term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries
continued



                                                                                  Shares
                                                                              subscribed
                                                                              ----------
      Balance at December 31, 1994                                                68,200
      Subscriptions                                                                3,100
      Purchases                                                                       --
      Cancellations                                                              (10,200)
                                                                                --------
      Balance at December 30, 1995                                                61,100
      Subscriptions                                                                   --
      Purchases                                                                  (24,900)
      Cancellations                                                              (36,200)
                                                                                --------
      Balance at December 28, 1996                                                    --
      Subscriptions                                                               70,100
      Purchases                                                                       --
      Cancellations                                                                 (200)
                                                                                --------
      Balance at January 3, 1998                                                  69,900
                                                                                ========


      The Company previously issued 666,000 restricted common shares pursuant to an employment agreement with a key executive. Prior to the lapse of restrictions, these shares could not be disposed of or transferred by the holder, however, the shares were entitled to full voting and dividend rights. The restrictions lapsed, with certain exemptions, at the rate of 10% per year. Without regard to any debt covenant limitations, the Company was obligated under the agreement to purchase up to 50% of the unrestricted shares presented by the executive within 90 days of the date the restrictions lapsed. During 1995, the final restrictions lapsed, and the Company fulfilled its final obligation, under the agreement, to purchase any such shares. Charges to earnings relating to this plan were $0 in 1995. The agreement also provides for separation compensation in the certain circumstances and in the event of early termination.

(10)  EARNINGS PER SHARE
      For the years ended:

                                                                                         1997
                                                            -------------------------------------------------------
                                                               Earnings                Shares             Per-share
                                                            (Numerator)         (Denominator)                amount
                                                            -------------------------------------------------------
      BASIC EPS --
         Net earnings available to
            common shareholders                                 $10,118                 9,504                 $1.06
      EFFECT OF DILUTIVE SECURITIES--
         Stock options                                               --                   316                  (.03)
      DILUTED EPS--
         Net earnings available to common
             shareholders plus assumed conversions               10,118                 9,820                  1.03



                                                                                         1996
                                                            -------------------------------------------------------
                                                               Earnings                Shares             Per-share
                                                            (Numerator)         (Denominator)                amount
                                                            -------------------------------------------------------
      BASIC EPS --
         Net earnings available to
            common shareholders                                $  8,257                 9,308               $  .89
      EFFECT OF DILUTIVE SECURITIES--
         Stock options                                               --                   519                 (.05)
      DILUTED EPS--
         Net earnings available to common
             shareholders plus assumed conversions                8,257                 9,827                  .84



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries
                                                                       continued



                                                                                         1995
                                                            -------------------------------------------------------
                                                               Earnings                Shares             Per-share
                                                            (Numerator)         (Denominator)                amount
                                                            -------------------------------------------------------
      BASIC EPS --
         Net earnings available to
            common shareholders                                $  6,299                 9,234             $  .68
      EFFECT OF DILUTIVE SECURITIES--
         Stock options                                               --                   456                  (.03)
      DILUTED EPS--
         Net earnings available to common
             shareholders plus assumed conversions                6,299                 9,690                   .65


      Options to purchase 321,000 shares of common stock at prices up to $15.13 were outstanding in 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

(11)  PREFERRED SHARE PURCHASE RIGHTS
      In February, 1998, the Company's Board of Directors declared a distribution of one Preferred Share Purchase Right (Right) for each outstanding common share of the Company to shareholders of record on March 16, 1998. The new Rights will replace similar Rights issued in 1988 which will expire on March 16, 1998. Under certain conditions, each new Right may be exercised to purchase one one-hundredth of a share of Series I Junior Participating Class A Preferred Shares, par value $1 per share, at an initial exercise price of $40. The Rights initially will be attached to the Common Shares. The Rights will separate from the Common Shares and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group has acquired, or obtained the right to acquire 20% or more of the Company's outstanding common shares (Share Acquisition Date) or 10 business days (or such later date as the Board shall determine) after the commencement of a tender or exchange offer that would result in a person or group owning 20% or more of the Company's outstanding common shares. The Rights are not exercisable until the Distribution Date.

      In the event that any Person becomes the beneficial owner of more than 20% of the then outstanding common shares, each holder of a Right will be entitled to purchase, upon exercise of the Right, common shares having a market value two times the exercise price of the Right. In the event that, at any time following the Share Acquisition Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company's assets or earning power is sold or transferred, the holder of a Right will be entitled to buy the number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

      The Rights, which do not have any voting rights, expire on March 16, 2008, and may be redeemed by the Company at a price of $0.01 per Right at any time until 10 business days following the Share Acquisition Date.

      Each Class A Preferred share is entitled to one-tenth of one vote, while the Class B Preferred shares are entitled to ten votes. The preferred shares are entitled to a preference in liquidation. None of these shares have been issued.

(12)  RELATED PARTY OBLIGATION
      The Company and a key executive have entered into an agreement pursuant to which the Company is obligated for up to two years after the death of the key executive to purchase, if the estate elects to sell, up to $4 million of the Company's common shares, at their fair market value. To fund its potential obligation to purchase such shares, the Company has purchased a $5 million life insurance policy on the key executive, the cash surrender value of which is included in other assets in the accompanying balance sheets. In addition, for a period of 24 months following the key executive's death, the Company will have a right of first refusal to purchase any shares of the Company owned by the key executive at the time of his death if his estate elects to sell such shares. The Company would have the right to purchase such shares on the same terms and conditions as the estate proposes to sell such shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries
continued



(13)  CONTINGENT LIABILITIES
      The Company has been named as defendant in various lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.












INDEPENDENT AUDITORS' REPORT
R.G. Barry Corporation and Subsidiaries

THE BOARD OF DIRECTORS AND SHAREHOLDERS
R.G. Barry Corporation:

We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries (the Company) as of January 3, 1998 and December 28, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 3, 1998, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Columbus, Ohio
February 19, 1998

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULES


The Board of Directors and Shareholders
R. G. Barry Corporation:


Under date of February 19, 1998, we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 3, 1998, as contained in the fiscal 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP




Columbus, Ohio
February 19, 1998

                                                                  Schedule II

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                        Fiscal year ended January 3, 1998



              Column A                             Column B            Column C           Column D              Column E
-------------------------------------------    ---------------      --------------    ----------------       --------------
                                                                      Additions
                                                  Balance at          charged to                               Balance at
                                                  beginning            costs and                                 end of
              Description                         of period            expenses          Deductions              period
              -----------                         ---------            --------          ----------              ------

Reserves deducted from accounts receivable:
 Allowance for doubtful receivables               $  235,000             80,000            111,000(1)            204,000
 Allowance for returns                             4,052,000          4,300,000          4,052,000(2)          4,300,000
 Allowance for promotions                          4,685,000          3,989,000          4,685,000(3)          3,989,000
                                                  ----------          ---------          ---------             ---------
                                                  $8,972,000          8,369,000          8,848,000             8,493,000
                                                  ==========          =========          =========             =========



--------------------
(1) Write-off of uncollectible accounts.
(2) Represents 1997 sales returns reserved for in fiscal 1996.
(3) Represents 1997 promotions expenditures committed to and reserved for in fiscal 1996.

                                                                  Schedule II

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                       Fiscal year ended December 28, 1996



              Column A                             Column B            Column C           Column D              Column E
-------------------------------------------    ---------------      --------------    ----------------       --------------
                                                                      Additions
                                                  Balance at          charged to                               Balance at
                                                  beginning            costs and                                 end of
              Description                         of period            expenses          Deductions              period
              -----------                         ---------            --------          ----------              ------

Reserves deducted from accounts receivable:
 Allowance for doubtful receivables               $  349,000            140,000            254,000(1)           235,000
 Allowance for returns                             3,021,000          4,052,000          3,021,000(2)         4,052,000
 Allowance for promotions                          4,300,000          4,685,000          4,300,000(3)         4,685,000
                                                  ----------          ---------          ---------            ---------
                                                  $7,670,000          8,877,000          7,575,000            8,972,000
                                                  ==========          =========          =========            =========

--------------------
(1) Write-off of uncollectible accounts.
(2) Represents 1996 sales returns reserved for in fiscal 1995.
(3) Represents 1996 promotions expenditures committed to and reserved for in fiscal 1995.

                                                                  Schedule II

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                       Fiscal year ended December 30, 1995



                      Column A                     Column B           Column C            Column D              Column E
-------------------------------------------    ---------------      --------------    ----------------       --------------
                                                                      Additions
                                                  Balance at          charged to                               Balance at
                                                  beginning            costs and                                 end of
              Description                         of period            expenses          Deductions              period
              -----------                         ---------            --------          ----------              ------

Reserves deducted from accounts receivable:
 Allowance for doubtful receivables               $  160,000            648,000            459,000(1)           349,000
 Allowance for returns                             1,537,000          3,021,000          1,537,000(2)         3,021,000
 Allowance for promotions                          2,403,000          4,300,000          2,403,000(3)         4,300,000
                                                  ----------          ---------          ---------            ---------
                                                  $4,100,000          7,969,000          4,399,000            7,670,000
                                                  ==========          =========          =========            =========

--------------------
(1) Write-off of uncollectible accounts.
(2) Represents 1995 sales returns reserved for in fiscal 1994.
(3) Represents 1995 promotions expenditures committed to and reserved for in fiscal 1994.

                             R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JANUARY 3, 1998


                                INDEX TO EXHIBITS

   Exhibit No.       Description                                        Location
   -----------       -----------                                        --------
     3(a)(1)         Articles of Incorporation of Registrant (as        Incorporated herein by reference to
                     filed with Ohio Secretary of State on March        Registrant's Annual Report on
                     26, 1984)                                          Form 10-K for the fiscal year ended
                                                                        December 31, 1988 (File No. 0-12667)
                                                                        ("Registrant's 1988 Form 10-K")
                                                                        [Exhibit 3(a)(i)]

     3(a)(2)         Certificate of Amendment to the Articles of        Incorporated herein by reference to
                     Incorporation of Registrant Authorizing the        Registrant's 1988 Form 10-K [Exhibit
                     Series I Junior Participating Class B              3(a)(i)]
                     Preferred Shares (as filed with the Ohio
                     Secretary of State on March 1, 1988)

     3(a)(3)         Certificate of Amendment to the Articles of        Incorporated herein by reference to
                     Registrant (as filed with the Ohio Secretary       Registrant's 1988 Form 10-K [Exhibit
                     of State on May 9, 1988)                           3(a)(i)]

     3(a)(4)         Certificate of Amendment to the Articles of        Incorporated herein by reference to
                     Incorporation of Registrant (as filed with the     Registrant's Annual Report on Form 10-K for
                     Ohio Secretary of State on May 22, 1995)           the fiscal year ended December 30, 1995
                                                                        (File No. 1-8769) ("Registrant's 1995 Form
                                                                        10-K") [Exhibit 3(b)]

     3(a)(5)         Certificate of Amendment to Articles of            Incorporated herein by reference to
                     Incorporation of Registrant (as filed with         Registrant's 1995 Form 10-K [Exhibit 3(c)]
                     the Ohio Secretary of State on September
                     1, 1995)

     3(a)(6)         Certificate of Amendment to Articles of            Incorporated herein by reference to
                     Incorporation of Registrant (as filed with         Registrant's Registration Statement on Form
                     the Ohio Secretary of State on May 30, 1997)       S-8, filed June 6, 1997 (Registration No.
                                                                        333-28671) [Exhibit 4(h)(6)]

   Exhibit No.       Description                                        Location
   -----------       -----------                                        --------
     3(a)(7)         Certificate of Amendment to the Articles of                              *
                     Incorporation of Registrant Authorizing
                     Series I Junior Participating Class A Preferred
                     Shares (as filed with the Ohio Secretary of
                     State on March 10, 1998)

     3(a)(8)         Articles of Incorporation of Registrant                                  *
                     (reflecting amendments through March 10, 1998)
                     [for purposes of SEC reporting compliance
                     only -- not filed with the Ohio Secretary
                     of State]

      3(b)           Regulations of Registrant, as amended              Incorporated herein by reference to
                                                                        Registrant's Annual Report on Form 10-K for
                                                                        the fiscal year ended January 2, 1988 (File
                                                                        No. 0-12667) [Exhibit 3(b)]

      4(a)           Trust Indenture, dated as of July 1, 1972, by      Incorporated herein by reference to
                     and between Registrant and The                     Registrant's Registration Statement on Form
                     Huntington National Bank of Columbus,              S-1, filed June 27, 1972 (Registration No.
                     as Trustee                                         2-44432) [Exhibit 4(a)]

      4(b)           First Supplemental Trust Indenture, dated as       Incorporated herein by reference to
                     of May 2, 1975, by and between Registrant and      Registrant's Registration Statement on Form
                     The Huntington National Bank of Columbus, as       S-7, filed March 3, 1978 (Registration No.
                     Trustee                                            2-60888) [Exhibit 2(b)(ii)]

      4(c)           Second Supplemental Trust Indenture, dated as      Incorporated herein by reference to
                     of April 1, 1978, by and between Registrant        Registrant's Registration Statement on Form
                     and The Huntington National Bank of Columbus,      S-7, filed March 3, 1978 (Registration No.
                     as Trustee                                         2-60888) [Exhibit 2(b)(iii)]

      4(d)           Third Supplemental Indenture, dated as of June     Incorporated herein by reference to
                     22, 1984, between Registrant and The               Registrant's Current Report on Form 8-K
                     Huntington National Bank, as Trustee               dated June 22, 1984, filed June 26, 1984
                                                                        (File No. 1-7231) [Exhibit 4(d)]

   Exhibit No.       Description                                        Location
   -----------       -----------                                        --------
      4(e)           Fourth Supplemental Trust Indenture, dated as      Incorporated herein by reference to
                     of February 27, 1985, between Registrant and       Registrant's Annual Report on Form 10-K for
                     The Huntington National Bank, as Trustee           the fiscal year ended December 29, 1984
                                                                        (File No. 0-12667) [Exhibit 4(e)]

      4(f)           Revolving Credit Agreement, made to be             Incorporated herein by reference to
                     effective on February 28, 1996, among              Registrant's 1995 Form 10-K [Exhibit 4(f)]
                     Registrant, The Bank of New York, The
                     Huntington National Bank and NBD Bank

      4(g)           Agreement to Extend Revolving Credit               Incorporated herein by reference to
                     Agreement, dated May 1, 1997, among                Registrant's Quarterly Report on Form 10-Q
                     Registrant, The Bank of New York, The              for the fiscal quarter ended June 28, 1997
                     Huntington National Bank and NBD Bank              (File No. 1-8769) [Exhibit 4]

      4(h)           Note Agreement, dated July 5, 1994, between        Incorporated herein by reference to
                     Registrant and Metropolitan Life Insurance         Registrant's Registration Statement on Form
                     Company                                            S-3, filed July 21, 1994 (Registration
                                                                        No. 33-81820) [Exhibit 4(t)]

      4(i)           Rights Agreement, dated as of February 19,         Incorporated herein by reference to
                     1998, between Registrant and The Bank of New       Registrant's Current Report on Form 8-K,
                     York, as Rights Agent                              dated March 13, 1998 and filed March 16,
                                                                        1998 (File No. 1-8769) [Exhibit 4]

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

      9(b)           Documentation related to extension of term of      Incorporated herein by reference to
                     the Voting Trust Agreement for the                 Registrant's 1995 Form 10-K [Exhibit 9(b)]
                     Zacks-Streim Voting Trust

      10(a)          R. G. Barry Corporation Associates' Retirement                           *
                     Plan (As Amended and Restated Effective
                     January 1, 1996)

   Exhibit No.       Description                                        Location
   -----------       -----------                                        --------
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

      10(c)          R. G. Barry Corporation Incentive Plan for Key     Incorporated herein by reference to
                     Employees                                          Registrant's Annual Report on Form 10-K for
                                                                        the fiscal year ended December 29, 1984
                                                                        (File No. 0-12667) [Exhibit 10(e)]

      10(d)          Employment Agreement, dated July 1, 1994,          Incorporated herein by reference to
                     between Registrant and Gordon Zacks                Registrant's Annual Report on Form 10-K for
                                                                        the fiscal year ended December 31, 1994
                                                                        (File No. 1-8769) [Exhibit 10(e)]

      10(e)          Agreement, dated September 27, 1989, between       Incorporated herein by reference to
                     Registrant and Gordon Zacks                        Registrant's Current Report on Form 8-K
                                                                        dated October 11, 1989, filed October 12,
                                                                        1989 (File No. 0-12667) [Exhibit 28.1]

      10(f)          Amendment No. 1, dated as of October 12, 1994,     Incorporated herein by reference to
                     between Registrant and Gordon Zacks                Amendment No. 14 to Schedule 13D, dated
                                                                        January 27, 1995, filed by Gordon Zacks on
                                                                        February 13, 1995 [Exhibit 5]

      10(g)          Amended Split-Dollar Insurance Agreement,          Incorporated herein by reference to
                     dated March 23, 1995, between Registrant and       Registrant's 1995 Form 10-K [Exhibit 10(h)]
                     Gordon B. Zacks

      10(h)          R. G. Barry Corporation 1988 Stock Option Plan     Incorporated herein by reference to
                     (Reflects amendments through May 11, 1993)         Registrant's Registration Statement on Form
                                                                        S-8, filed August 18, 1993 (Registration No.
                                                                        33-67594) [Exhibit 4(r)]

      10(i)          Form of Stock Option Agreement used in             Incorporated herein by reference to
                     connection with the grant of incentive stock       Registrant's 1995 Form 10-K [Exhibit 10(k)]
                     options pursuant to the R. G. Barry
                     Corporation 1988 Stock Option Plan

   Exhibit No.       Description                                        Location
   -----------       -----------                                        --------
      10(j)          Form of Stock Option Agreement used in             Incorporated herein by reference to
                     connection with the grant of non-qualified         Registrant's 1995 Form 10-K [Exhibit 10(l)]
                     stock options pursuant to the R. G. Barry
                     Corporation 1988 Stock Option Plan

      10(k)          Description of Incentive Bonus Program             Incorporated herein by reference to
                                                                        Registrant's Annual Report on Form 10-K for
                                                                        the fiscal year ended December 28, 1991
                                                                        (File No. 1-8769) [Exhibit 10(k)]

      10(l)          R. G. Barry Corporation Employee Stock             Incorporated herein by reference to
                     Purchase Plan (Reflects amendments and             Registrant's Registration Statement on Form
                     revisions for stock dividends and stock splits     S-8, filed August 18, 1993 (Registration No.
                     through May 11, 1993)                              33-67596) [Exhibit 4(r)]

      10(m)          R. G. Barry Corporation 1994 Stock Option Plan     Incorporated herein by reference to
                     (Reflects stock splits through June 22, 1994)      Registrant's Registration Statement on Form
                                                                        S-8, filed August 24, 1994 (Registration
                                                                        No. 33-83252) [Exhibit 4(q)]

      10(n)          Form of Stock Option Agreement used in             Incorporated herein by reference to
                     connection with the grant of incentive stock       Registrant's 1995 Form 10-K [Exhibit 10(p)]
                     options pursuant to the R. G. Barry
                     Corporation 1994 Stock Option Plan

      10(o)          Form of Stock Option Agreement used in             Incorporated herein by reference to
                     connection with the grant of non-qualified         Registrant's 1995 Form 10-K [Exhibit 10(q)]
                     stock options pursuant to the R. G. Barry
                     Corporation 1994 Stock Option Plan

      10(p)          Executive Employment Agreement, effective as                             *
                     of January 4, 1998, between Registrant and
                     Charles E. Ostrander

      10(q)          Executive Employment Agreement, effective as                             *
                     of January 4, 1998, between Registrant and
                     Christian Galvis

      10(r)          Restricted Stock Agreement, effective as of                              *
                     January 4, 1998, between Registrant and
                     Charles E. Ostrander

   Exhibit No.       Description                                        Location
   -----------       -----------                                        --------
      10(s)          Restricted Stock Agreement, effective as of                              *
                     January 4, 1998, between Registrant and
                     Christian Galvis

      10(t)          Agreement, effective as of January 4, 1998,                              *
                     between Registrant and Richard L. Burrell

      10(u)          Agreement, effective as of January 4, 1998,                              *
                     between Registrant and Daniel D. Viren

      10(v)          Agreement, effective as of January 4, 1998,                              *
                     between Registrant and Harry Miller

      10(w)          R. G. Barry Corporation Deferred Compensation      Incorporated herein by reference to
                     Plan As Amended and Restated (Effective as of      Registrant's 1995 Form 10-K [Exhibit 10(v)]
                     September 1, 1995)

      10(x)          R. G. Barry Corporation Stock Option Plan for                            *
                     Non-Employee Directors (Reflects share splits
                     and amendments through February 19, 1998)

      10(y)          R. G. Barry Corporation 1997 Incentive Stock       Incorporated herein by reference to
                     Plan                                               Registrant's Registration Statement on Form
                                                                        S-8, filed June 6, 1997 (Registration No.
                                                                        333-28671) [Exhibit 4(k)]

      10(z)          Form of Stock Option Agreement used in                                   *
                     connection with the grant of incentive stock
                     options pursuant to the R. G. Barry
                     Corporation 1997 Incentive Stock Plan

     10(aa)          Form of Stock Option Agreement used in                                   *
                     connection with the grant of non-qualified
                     stock options pursuant to the R. G. Barry
                     Corporation 1997 Incentive Stock Plan

   Exhibit No.       Description                                        Location
   -----------       -----------                                        --------
       13            Registrant's Annual Report to Shareholders for     Incorporated herein by reference to the
                     the fiscal year ended January 3, 1998 (Not         financial statements portion of this Annual
                     deemed filed except for the portions thereof       Report on Form 10-K beginning at page 18
                     which are specifically incorporated by
                     reference into this Annual Report on Form 10-K)

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

       23            Consent of Independent Auditors                                          *

       24            Powers of Attorney                                                       *

       27.1          Financial Data Schedule (Fiscal Year Ended                               *
                     January 3, 1998)

       27.2          Financial Data Schedule (Fiscal Year Ended                               *
                     December 28, 1996 Restated)

       27.3          Financial Data Schedule (Fiscal Year Ended                               *
                     December 30, 1995 Restated)


----------
* Filed herewith