Form 10-K405
period 1999-01-02
BARRY R G CORP /OH/
filed 1999-04-01
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended January 2, 1999
                                         OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____________ to _____________

Commission File Number 1-8769

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of Registrant as specified in its charter)

                     Ohio                               31-4362899
      -------------------------------                -------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


13405 Yarmouth Road N.W., Pickerington, Ohio                43147
--------------------------------------------             ----------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (614) 864-6400
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
------------------------------         -----------------------------------------
Common Shares, Par Value $1.00                  New York Stock Exchange
(9,747,100 outstanding as
of March 15, 1999)

Series I Junior Participating                   New York Stock Exchange
Class A Preferred Share
Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price reported on the New York Stock Exchange on March 15, 1999, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $80,618,245.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 2, 1999, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                      Index to Exhibits begins on Page E-1.

                                     PART I


ITEM 1.  BUSINESS.

         R. G. Barry Corporation ("Barry") is organized under Ohio law. Barry and its subsidiaries, Barry de Mexico, S.A. de C.V., Barry de Acuna, S.A. de C.V., Barry de Zacatecas, S.A. de C.V., ThermaStor Technologies, Ltd., LLC, R.
G. Barry (Texas) LP, Barry de la Republica Dominicana, S.A. de C.V., R. G. Barry International, Inc., R.G.B., Inc. and Vesture Corporation (Barry and its subsidiaries are referred to collectively as the "Company"), manufacture and market products which serve the comfort needs of people. The Company believes it is the world's largest manufacturer of comfort footwear for at-and-around-the-home, and the dominant domestic supplier of thermal retention technology products. Comfort is the dominant influence in the Company's brand lines.

         The Company considers its at-and-around-the-home comfort footwear group, "Barry Comfort," and the thermal retention technology products group, "Thermal," as its two operating segments. Financial information on the Company's segments for the three years ended January 2, 1999, is presented in Note (13) to the Consolidated Financial Statements on pages 39, 40 and 41 of Barry's Annual Report to Shareholders for the fiscal year ended January 2, 1999.

                               PRINCIPAL PRODUCTS

         The Company designs, manufactures and markets specialized comfort footwear for men, women and children. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive appearance. The Company designs, manufactures and markets thermal retention consumer products in the food preservation; portable, personal comfort; and comfort therapy categories. The Company designs, manufactures and markets commercial products which use thermal retention technology to preserve and/or transport temperature-sensitive, perishable commodities.

         Barry Comfort

         Historically, the Company's primary products have been foam-soled, soft, washable slippers for men, women and children. The Company developed and introduced women's Angel Treads*, the world's first foam-soled, soft, washable slipper, in 1947. Since that time, the Company has introduced additional slipper-type brand lines for men, women and children designed to provide comfort, softness and washability. These footwear products are sold, for the most part, under various brand names including Angel Treads*, Barry*Comfort, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes*, EZfeet* and Mushrooms* Slippers. The Company has also marketed slipper-type footwear under licensed trademarks.

         The Company's foam-soled footwear lines have fabric uppers made of terry cloths, velours, fleeces, satins, nylons and other washable materials, as well as uppers made of suede. Different brand lines are marketed for men, women and children with a variety of styles, colors and ornamentation.

         The marketing strategy for the Company's slipper-type brand lines has been to expand counter space for these products by creating and marketing brand lines to different portions of the consumer market. Retail prices for the Company's footwear normally range from approximately $5 to $30 per pair, depending on the style of footwear, type of retail outlet and retailer mark-up.


-----------------
* Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

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

         Many styles of slipper-type footwear have become standard in the Company's brand lines and are in demand year after year. For many of these styles, the most significant changes made in response to fashion changes are in ornamentation, fabric and/or color. The Company often introduces new, updated styles of slippers with a view toward enhancing the fashion appeal and freshness of its products. The Company anticipates that it will continue to introduce new styles in future years in response to fashion changes.

         It is possible to fit most consumers of the Company's slipper-type footwear within a range of four to six sizes. This allows the Company to carry lower levels of inventories in these lines compared to other footwear styles.

         Thermal

         In 1994, the Company introduced on a national basis its thermal retention technology products for consumers featuring MICROCORE* microwave-activated technology developed by the Company. During that year, Barry also acquired all of the outstanding stock of Vesture Corporation ("Vesture"), the originators of microwave-heated comfort care products.

         The Company's MICROCORE* thermal retention technology consists of a family of patented or proprietary technologies which, when energized with heat or cold, act as reservoirs that release heat or cold at a constant temperature for extended periods of time. The MICROCORE* thermal retention products have application as: (1) commercial products which use the Company's MICROCORE* patented thermal retention technology, either hot or cold, to preserve and transport temperature-sensitive, perishable commodities such as food, medicine, pharmaceuticals and flowers; and (2) thermal retention consumer products the Company creates, designs, sells and distributes under its brand names.

         In 1997, the Company decided to focus the thermal business on the home delivery of prepared foods and to move away from manufacturing and marketing cold weather-related consumer products sold in the accessory areas of department stores. Going forward, the focus of the thermal business will be on commercial applications of the thermal retention technologies and on comfort therapy, personal care and housewares items.

         In the commercial product area, the Company has made a strategic decision to focus on the commercial application of MICROCORE* patented thermal retention technology, either hot or cold, to preserve and/or transport temperature-sensitive, perishable commodities. The Company's POWERTECH* with MICROCORE* is a new, patented portable heat storage technology which permits portable, electrically-energized heat storage from either A.C. or D.C. power sources and at specific temperatures through the use of a thermostat. Underwriters Laboratories Inc. has granted a UL listing mark to the Company's POWERTECH* with MICROCORE* Pizza Delivery System which is designed to keep pizza hot at oven temperatures for two hours so that a pizza is delivered to a home oven-hot, dry and crisp. The Company launched its POWERTECH* with MICROCORE* hot food delivery system with Donatos Pizza of

Columbus, Ohio, a 130-store regional Midwest pizza chain, in the Fall of 1998. The Company continues in various stages of testing the POWERTECH* with MICROCORE* Pizza Delivery System with other national and large regional pizza chains throughout the United States.

         During the third quarter of 1998, the Company filed a lawsuit against Domino's Pizza, Inc. and Phase Change Laboratories, Inc., alleging patent infringement. The case covers an invention which maintains the desired temperature of food and other items using a phase change material. Domino's Pizza purchased a product it calls the "Heat Wave" system. The product is manufactured by Phase Change Laboratories, Inc. The Company believes that the product infringes upon the Company's patent as granted by the United States Patent Office. The Company seeks damages, attorneys' fees and an injunction against further infringement by both defendants. The matter is currently in the early stages of discovery.

         In 1996, the Company announced the launch of the PortaFreeze(TM) with MICROCORE* portable frozen storage system which incorporates the MICROCORE* thermal retention technology. The PortaFreeze(TM) with MICROCORE* system has been thermally engineered to hold refrigerated and frozen materials at sub-zero temperatures for a period of at least 24 hours without the need for an external power source or dry ice. The Company believes that PortaFreeze(TM) with MICROCORE* has a wide range of storage and delivery application potentials in the food, medical and scientific industries, among others. PortaFreeze(TM) (patent pending) is a rechargeable thermal energy cell configuration with an insulated carrier which can be designed and manufactured to meet specific storage and delivery needs of different industries in terms of size, temperature parameters and desired length of temperature retention. The Company intends to continue testing PortaFreeze(TM) with MICROCORE.*

         The Company's thermal retention products for consumers generally fall within three categories: (1) food preservation products such as breadwarmer baskets and portable food carriers; (2) comfort therapy products such as heating pads and backwarmers; and (3) portable, personal comfort products such as heated booties, scarves and ear muffs. Retail prices for substantially all of the Company's thermal retention consumer products normally range from approximately $12 to $40, depending on the product, type of retail outlet and retailer mark-up. The Company believes that the food preservation and comfort therapy thermal retention products are not weather sensitive and have a year-round sales appeal while the cold weather portion of the personal, portable comfort product line is more seasonal and affected by weather changes. The thermal retention consumer products are sold under the major brand lines of Dearfoams*, Vesture*, Lava*, LavaPac*, LavaBuns* and LavaBooties*. All carry MICROCORE* energy packs.

         PYREX(R) Portables(TM) with MICROCORE*, which the Company created and are sold through Corning Consumer Products Company, are transportable food carriers designed to keep hot dishes warm and cold dishes chilled using the Company's patented MICROCORE* thermal retention technology.

                                    MARKETING

         The Company's slipper-type brand lines and thermal retention consumer products are sold to traditional department stores, promotional department stores, national chain department stores and specialty stores; through mass merchandising channels of distribution such as discount stores, warehouse clubs, drug and variety chain stores, and supermarkets; and to independent retail establishments. The Company markets these products primarily through Company salespersons and, to a lesser extent, through independent sales representatives. The Company does not finance its customers' purchases.

         Each spring and autumn, new designs and styles are presented to buyers representing the Company's retail customers at regularly scheduled showings. Company designers also produce new styles and experimental designs throughout the year which are evaluated by the Company's sales and marketing personnel. Buyers for department stores and other large retail customers attend the spring and autumn showings and make periodic visits to the Company's showroom in New York. Company salespersons regularly visit retail customers. The Company also regularly makes catalogs available to its current and potential customers and periodically follows up with current and potential customers by telephone. In addition, the Company participates in trade shows, both regionally and nationally.

         During the 1998 Christmas selling season, the Company provided approximately 400 temporary merchandisers to service the retail selling floor of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with computerized automatic replenishment systems the Company installed with the stores, put the Company in a position to optimize its comfort footwear business during the fourth quarter.

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

         The Company believes it has a substantial opportunity for expansion in the United Kingdom and Europe for its at-and-around-the-home comfort footwear. The Company has made a strategic commitment to building its business in Europe with France as the first target market outside of the United Kingdom. The Company's international sales are focused on the department store channels and hypermarkets in the United Kingdom, France, and other major European markets. The Company also markets its comfort footwear products in Canada, Mexico and several other countries around the world. In 1998, the Company's foreign sales comprised approximately 8% of its total sales. Financial information for the three years ended January 2, 1999 for the geographic areas in which the Company operates is presented in Note (13) to the Consolidated Financial Statements on pages 39 and 40 of Barry's Annual Report to Shareholders for the fiscal year ended January 2, 1999.

         The Company markets its thermal retention commercial products directly to prospective customers through Company personnel. The Company does not finance its customers' purchases.

                            RESEARCH AND DEVELOPMENT

         Most of the Company's research efforts are undertaken in connection with the design and consumer appeal of new styles of slipper-type footwear and thermal retention products. During the 1998, 1997 and 1996 fiscal years, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $3.9 million, $3.5 million and $3.0 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 50 employees are engaged full time in research and design.

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

                             TRADEMARKS AND LICENSES

         Approximately 95% of the Company's sales are represented by brand items sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products. The trademarks which are most widely used by the Company include: (a) Angel Treads*, Barry*Comfort, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes* and EZfeet*, in the Company's Barry Comfort business; and (b) Dearfoams*, Vesture*, Lava*, LavaPac*, LavaBuns*, LavaBooties*, MICROCORE*, POWERTECH* and PortaFreeze(TM), in the Company's Thermal business. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

         The Company also has sold comfort footwear under various names as licensee under license agreements with the owners of those names. In the 1998, 1997 and 1996 fiscal years, less than 1/2%, 1% and 3%, respectively, of the Company's total sales were represented by footwear sold under licensed names.

         In 1989, the Company entered into a licensing agreement with Fieldcrest Cannon, Inc., the largest marketer of bed and bath products in the United States, which allows the Company to manufacture and sell a line of mid-priced slippers under the Cannon** trademark in the mass merchandise channels of the Company's business. The Company continued its distribution and marketing of the Cannon** line of slippers in the 1998 fiscal year, although at a declining rate. The term of the Company's license to use the Cannon** trademark expired in December 1998. The Company is evaluating whether to seek an extension of that agreement.

                                    CUSTOMERS

         The only customer of the Company which accounted for more than 10% of the Company's consolidated revenues in the 1998 fiscal year was Wal-Mart Stores, Inc., a Barry Comfort customer, which accounted for 22%. The customers of the Company which accounted for more than 10% of the Company's consolidated revenues in the 1997 fiscal year were Wal-Mart, J. C. Penney Company, Inc. and Sears, Roebuck & Company, all Barry Comfort customers, which accounted for 20%, 11% and 10%, respectively. The customers of the Company which accounted for more than 10% of the Company's consolidated revenues in fiscal year 1996 were Wal-Mart, J.C. Penney and Sears, all Barry Comfort customers, which accounted for 15%, 12% and 10%, respectively, and Corning, a Thermal customer, which accounted for 11%.

                                BACKLOG OF ORDERS

         The Company's backlog of orders at the close of each of the 1998 and 1997 fiscal years was $15 million. The Company anticipates that a large percentage of the orders as of the end of the 1998 fiscal year will be filled during the current fiscal year.

         Generally, the Company's backlog of unfilled sales orders is largest after the spring and autumn showings of the Company. For example, the Company's backlogs of unfilled sales orders following the conclusion of such showings during the last two years were: August, 1998 - $67 million; August, 1997 - $79 million; February, 1998 - $22 million; and February, 1997 - $13 million. The Company's backlog of


-----------------
** Denotes a trademark of the licensor registered to the United States Department of Commerce Patent and Trademark Office.

unfilled sales orders reflects the seasonal nature of the Company's sales - approximately three-fourths of such sales occur during the second half of the year as compared to approximately one-fourth during the first half of the year.

                                    INVENTORY

         While the styles of some of the Company's slipper-type brand lines change little from year to year, the Company has also introduced, and intends to continue to introduce, new, updated styles in an effort to enhance the comfort and fashion appeal of its products. As a result, the Company anticipates that some of its slipper styles will change from year to year, particularly in response to fashion changes. The Company has introduced, and intends to continue to introduce, a variety of new thermal retention products to compliment its existing products in response to consumer and commercial demand. The Company believes that it will be able to control the level of its obsolete inventory. The Company traditionally has had only a limited exposure to obsolete inventory.

                                   COMPETITION

         The Company operates in the portion of the footwear industry providing comfort footwear for at-and-around-the-home. The Company believes that it is a small factor in the highly competitive footwear industry. The Company also believes that it is the world's largest manufacturer of comfort footwear for at-and-around-the-home. The Company also operates in an area where it provides portable warmth and cold through its line of thermal retention technology products. The Company believes that it is the dominant domestic supplier of thermal retention technology products. The Company competes primarily on the basis of the value, quality and comfort of its products, service to its customers, and its marketing expertise. The Company knows of no reliable published statistics which indicate its current relative position in the footwear or any other industry or in the portion of the footwear industry providing comfort footwear for at-and-around-the-home or its current relative position in the thermal retention product industry.

                MANUFACTURING, SALES AND DISTRIBUTION FACILITIES

         The Company has seven manufacturing facilities. The Company operates sewing plants in Nuevo Laredo, Ciudad Acuna, and Zacatecas, Mexico. The Company also operates a cutting plant in Laredo, Texas and a sole molding operation in San Angelo, Texas. The Company also has the exclusive rights to the manufacturing output of a factory in Shenzhen, People's Republic of China. In 1999, the Company will open a sewing plant in the Dominican Republic. The Company produces thermal retention products at its manufacturing facilities in Asheboro, North Carolina.

         The Company maintains sales offices in New York, New York; London, England; and Paris, France. The Company also operates distribution centers in Asheboro and Goldsboro, North Carolina; San Angelo, Texas; and Rhymney, Gwent, Wales, and will open a distribution center in San Antonio, Texas in 1999.

         The Company's principal manufacturing, sales and distribution facilities are described more fully in Item 2. Properties.

                       EFFECT OF ENVIRONMENTAL REGULATION

         Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the Company's capital expenditures, earnings or competitive position. The Company believes that the nature of its operations has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.

                                    EMPLOYEES

         At the close of the 1998 fiscal year, the Company employed approximately 2,900 persons.


ITEM 2.  PROPERTIES.

         The Company owns a warehouse facility in Goldsboro, North Carolina, containing approximately 120,000 square feet.


         The Company leases one facility pursuant to a lease agreement with the local government which issued industrial revenue bonds to construct and equip the facility. The Company has the right to purchase the facility at a nominal sum upon retirement of the bonds and intends to do so in 1999. This relationship has been treated as a purchase for accounting and tax purposes. See Note (5) to the Consolidated Financial Statements on pages 31 and 32 of Barry's Annual Report to Shareholders for the fiscal year ended January 2, 1999. The following table describes this facility:


                                                                                  Average
         Location                         Use               Square Feet        Annual Rental         Lease Expires
         --------                         ---               -----------        -------------         -------------
Fairfield County, Ohio (Leased   Administrative and            55,000             $150,000               1999
from County of Fairfield, Ohio)  Executive Offices

         In addition to the leased property described above, the Company leases space aggregating approximately 1 million square feet at an approximate aggregate annual rental of $2.8 million. The following table describes the Company's principal leased properties which were not in the preceding table:


                                                               Approximate       Approximate       Lease
Location                                     Use               Square Feet      Annual Rental     Expires    Renewals
--------                                     ---               -----------      -------------     -------    --------
Distribution Center              Shipping, Warehouse, Office      48,400        $  16,000 (1)       1999     None(2)
Goldsboro, N.C.

Empire State Building            Sales Office                      4,300         $117,000           2003     None
New York City, N.Y.

2800 Loop 306                    Manufacturing, Office,          145,800         $166,000 (1)       2000     5 years
San Angelo, Texas                Warehouse

Distribution Center              Shipping, Warehouse             172,800         $432,000 (1)       2007     15 years
San Angelo, Texas

Cesar Lopez de Lara              Manufacturing, Office            90,200         $168,000           1999     5 years
  Ave.
Nuevo Laredo, Mexico

                                                               Approximate       Approximate       Lease
Location                                     Use               Square Feet      Annual Rental     Expires    Renewals
--------                                     ---               -----------      -------------     -------    --------
Ciudad Acuna                     Manufacturing, Office            64,700         $254,000           1999     5 years
  Industrial Park
Ciudad Acuna, Mexico

Bob Bullock Loop                 Manufacturing, Warehouse,       165,000         $386,000 (1)       2001     2 terms of
Laredo, Texas                    Office                                                                      5 years each

Bob Bullock Loop                 Manufacturing, Warehouse,        76,000         $190,000 (1)       2006     5 years
Laredo, Texas                    Storage

Industrial Zone                  Manufacturing                    26,200         $ 58,000           2003     1 term of 5
Zacatecas, Mexico                                                                                            years

Industrial Zone                  Manufacturing                    25,800         $ 58,000           2005     3 terms of
Zacatecas, Mexico                                                                                            5 years each

120 E. Pritchard St.             Manufacturing, Office,           57,500         $ 96,000 (1)       2001     None
Asheboro, North Carolina         Warehouse

8000 Interstate                  Administrative Office             9,600         $161,000           2003     None
  Highway 10 West
San Antonio, Texas

9803 Broadway                    Shipping, Warehouse             150,000         $570,000           2010     None
San Antonio, Texas

Chelsea Harbour                  Sales & Administrative            2,500         $ 87,000           2002     None
London, England                  Office


Rhymney, Gwent, Wales            Warehouse                         8,000         $ 21,000          Month-    N/A
                                                                                                    to-
                                                                                                   Month

----------------------

(1)      Net lease.

(2) The Company has agreed to purchase this facility from the lessor in 1999.

         The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and suitable for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

         On September 10, 1998, Barry filed a lawsuit for patent infringement of United States Patent No. 5,790,962 against Domino's Pizza, Inc. and Phase Change Laboratories, Inc. The case was filed on behalf of both Barry and its subsidiary Vesture in the United States District Court for the Middle District of North Carolina. The `962 patent covers an invention which maintains the desired temperature of food and other items using a phase change material. Domino's Pizza, Inc. purchases a product which it calls the "Heat Wave" system. The product is manufactured by Phase Change Laboratories, Inc. Barry believes that the product infringes upon the `962 Patent. Barry seeks damages, attorney's fees and injunction against further infringement by both defendants. The matter is currently in the early stages of discovery. The case has been assigned Civil Action No. 1:98CV00802.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Executive Officers of the Registrant.

         The following table lists the names and ages of the executive officers of Barry as of the date of this Annual Report on Form 10-K, the positions with Barry presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has had his principal occupation for more than five years. All executive officers serve at the pleasure of the Board of Directors.

                                   Position(s) Held with Barry and
Name                        Age    Principal Occupation(s) for Past Five Years
----                        ---    -------------------------------------------

Gordon Zacks                66     Chairman of the Board and Chief Executive
                                   Officer since 1979, President since 1992, and
                                   Director since 1959

Richard L. Burrell          66     Senior Vice President-Finance since 1992,
                                   Treasurer and Secretary since 1976, Vice
                                   President-Finance from 1976 to 1992, and Director since 1984

Christian Galvis            57     Co-President and Co-Chief Operating Officer
                                   of the Barry Comfort Group since January
                                   1998, Executive Vice President-Operations and
                                   Director since 1992, Vice
                                   President-Operations from 1991 to 1992

Charles E. Ostrander        50     Co-President and Co-Chief Operating Officer
                                   of the Barry Comfort Group since January
                                   1998, Executive Vice President-Sales &
                                   Marketing and Director since 1992, Vice
                                   President-Sales & Marketing from 1990 to
                                   1992, Vice President-Marketing from 1987 to
                                   1990

Daniel D. Viren             52     Senior Vice President-Administration since
                                   1992, Assistant Secretary since 1994, and
                                   Vice President-Controller from 1988 to 1992

Harry Miller                56     Vice President-Human Resources since 1993

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information called for in this Item 5 is incorporated by reference to page 20 of Barry's Annual Report to Shareholders for the fiscal year ended January 2, 1999.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for in this Item 6 is incorporated by reference to pages 18 and 19 of Barry's Annual Report to Shareholders for the fiscal year ended January 2, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information called for in this Item 7 is incorporated by reference to pages 21 through 25 of Barry's Annual Report to Shareholders for the fiscal year ended January 2, 1999.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No response required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Balance Sheets of Barry and its subsidiaries as of January 2, 1999 and January 3, 1998, the related Consolidated Statements of Earnings, Shareholders' Equity and Cash Flows for each of the fiscal years in the three-year period ended January 2, 1999, the related Notes to Consolidated Financial Statements and the Independent Auditors' Report, appearing on pages 26 through 42 of Barry's Annual Report to Shareholders for the fiscal year ended January 2, 1999, are incorporated by reference. Quarterly Financial Data set forth on page 20 of Barry's Annual Report to Shareholders for the fiscal year ended January 2, 1999, are also incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for in this Item 10 is incorporated by reference to Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1999, under the captions "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS--Employment Contracts and Termination of Employment and Change-in-Control Arrangements." In addition, information concerning Barry's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant." No information is required to be disclosed under
Item 405 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information called for in this Item 11 is incorporated by reference to Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1999, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS." Neither the report on executive compensation nor the performance graph included in Barry's definitive Proxy Statement shall be deemed to be incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for in this Item 12 is incorporated by reference to Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1999, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for in this Item 13 is incorporated by reference to Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1999, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."


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

(a)(3)     Exhibits.

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of these exhibits, see "Index to Exhibits" beginning at page E-1. The following table identifies the executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


Exhibit No.    Description                                       Location
-----------    -----------                                       --------

10(a)          R. G. Barry Corporation Associates' Retirement    Incorporated herein by reference to Barry's
               Plan (As Amended and Restated Effective           Annual Report on Form 10-K for the fiscal
               January 1, 1996)                                  year ended January 3, 1998 (File No.
                                                                 1-8769) (the "1997 Form 10-K") [Exhibit
                                                                 10(a)]

10(b)          R. G. Barry Corporation Supplemental              Incorporated herein by reference to Barry's
               Retirement Plan                                   Annual Report on Form 10-K for the fiscal
                                                                 year ended December 29, 1990 (File
                                                                 No. 0-12667) [Exhibit 10(b)]

10(c)          R. G. Barry Corporation Incentive Plan for Key    Incorporated herein by reference to Barry's
               Employees                                         Annual Report on Form 10-K for the fiscal
                                                                 year ended December 29, 1984 (File No.
                                                                 0-12667) [Exhibit 10(e)]

10(d)          Employment Agreement, dated July 1, 1998,         Filed herewith.
               between R. G. Barry Corporation and Gordon
               Zacks

10(e)          Agreement, dated September 27, 1989, between      Incorporated herein by reference to Barry's
               R. G. Barry Corporation and Gordon Zacks          Current Report on Form 8-K dated
                                                                 October 11, 1989, filed October 12, 1989
                                                                 (File No. 0-12667) [Exhibit 28.1]

10(f)          Amendment No. 1, dated as of October 12, 1994,    Incorporated herein by reference to
               between R. G. Barry Corporation and               Amendment No. 14 to Schedule 13D, dated
               Gordon Zacks                                      January 27, 1995, filed by Gordon Zacks on
                                                                 February 13, 1995 [Exhibit 5]

10(g)          Amended Split-Dollar Insurance Agreement,         Incorporated herein by reference to Barry's
               dated March 23, 1995, between R. G. Barry         Annual Report on Form 10-K for the fiscal
               Corporation and Gordon B. Zacks                   year ended December 30, 1995 (File No.
                                                                 1-8769) (the "1995 Form 10-K")
                                                                 [Exhibit 10(h)]

10(h)          R. G. Barry Corporation 1988 Stock Option Plan    Incorporated herein by reference to Barry's
               (Reflects amendments through May 11, 1993)        Registration Statement on Form S-8, filed
                                                                 August 18, 1993 (Registration No. 33-67594)
                                                                 [Exhibit 4(r)]

Exhibit No.    Description                                       Location
-----------    -----------                                       --------

10(i)          Form of Stock Option Agreement used in            Incorporated herein by reference to the
               connection with the grant of incentive stock      1995 Form 10-K [Exhibit 10(k)]
               options pursuant to the R. G. Barry
               Corporation 1988 Stock Option Plan

10(j)          Form of Stock Option Agreement used in            Incorporated herein by reference to the
               connection with the grant of non-qualified        1995 Form 10-K [Exhibit 10(l)]
               stock options pursuant to the R. G. Barry
               Corporation 1988 Stock Option Plan

10(k)          Description of Incentive Bonus Program            Incorporated herein by reference to Barry's
                                                                 Annual Report on Form 10-K for the fiscal
                                                                 year ended December 28, 1991 (File No.
                                                                 1-8769) [Exhibit 10(k)]

10(l)          R. G. Barry Corporation Employee Stock            Incorporated herein by reference to Barry's
               Purchase Plan (Reflects amendments and            Registration Statement on Form S-8, filed
               revisions for stock dividends and stock splits    August 18, 1993 (Registration No. 33-67596)
               through May 11, 1993)                             [Exhibit 4(r)]

10(m)          R. G. Barry Corporation 1994 Stock Option Plan    Incorporated herein by reference to Barry's
               (Reflects stock splits through June 22, 1994)     Registration Statement on Form S-8, filed
                                                                 August 24, 1994 (Registration No. 33-83252)
                                                                 [Exhibit 4(q)]

10(n)          Form of Stock Option Agreement used in            Incorporated herein by reference to the
               connection with the grant of incentive stock      1995 Form 10-K [Exhibit 10(p)]
               options pursuant to the R. G. Barry
               Corporation 1994 Stock Option Plan

10(o)          Form of Stock Option Agreement used in            Incorporated herein by reference to the
               connection with the grant of non-qualified        1995 Form 10-K [Exhibit 10(q)]
               stock options pursuant to the R. G. Barry
               Corporation 1994 Stock Option Plan

10(p)          Executive Employment Agreement, effective as      Incorporated herein by reference to the
               of January 4, 1998, between R. G. Barry           1997 Form 10-K [Exhibit 10(p)]
               Corporation and  Charles E. Ostrander

Exhibit No.    Description                                       Location
-----------    -----------                                       --------

10(q)          Executive Employment Agreement, effective as      Incorporated herein by reference to the
               of January 4, 1998, between R. G. Barry           1997 Form 10-K [Exhibit 10(q)]
               Corporation and Christian Galvis

10(r)          Restricted Stock Agreement, effective as of       Incorporated herein by reference to the
               January 4, 1998, between R. G. Barry              1997 Form 10-K [Exhibit 10(r)]
               Corporation and Charles E. Ostrander

10(s)          Restricted Stock Agreement, effective as of       Incorporated herein by reference to the
               January 4, 1998, between R. G. Barry              1997 Form 10-K [Exhibit 10(s)]
               Corporation and Christian Galvis

10(t)          Agreement, effective as of January 4, 1998,       Incorporated herein by reference to the
               between R. G. Barry Corporation and               1997 Form 10-K [Exhibit 10(t)]
               Richard L. Burrell

10(u)          Agreement, effective as of January 4, 1998,       Incorporated herein by reference to the
               between R. G. Barry Corporation and               1997 Form 10-K [Exhibit 10(u)]
               Daniel D. Viren

10(v)          Agreement, effective as of January 4, 1998,       Incorporated herein by reference to the
               between R. G. Barry Corporation and               1997 Form 10-K [Exhibit 10(v)]
               Harry Miller

10(w)          R. G. Barry Corporation Deferred Compensation     Incorporated herein by reference to the
               Plan As Amended and Restated (Effective as of     1995 Form 10-K [Exhibit 10(v)]
               September 1, 1995)

10(x)          R. G. Barry Corporation Stock Option Plan for     Incorporated herein by reference to the
               Non-Employee Directors (Reflects share splits     1997 Form 10-K [Exhibit 10(x)]
               and amendments through February 19, 1998)

10(y)          R. G. Barry Corporation 1997 Incentive Stock      Incorporated herein by reference to Barry's
               Plan                                              Registration Statement on Form S-8, filed
                                                                 June 6, 1997 (Registration No. 333-28671)
                                                                 [Exhibit 4(k)]

10(z)          Form of Stock Option Agreement used in            Incorporated herein by reference to the
               connection with the grant of incentive stock      1997 Form 10-K [Exhibit 10(z)]
               options pursuant to the R. G. Barry
               Corporation 1997 Incentive Stock Plan

Exhibit No.    Description                                       Location
-----------    -----------                                       --------

10(aa)         Form of Stock Option Agreement used in            Incorporated herein by reference to the
               connection with the grant of non-qualified        1997 Form 10-K [Exhibit 10(aa)]
               stock options pursuant to the R. G. Barry
               Corporation 1997 Incentive Stock Plan



(b)           Reports on Form 8-K

              There were no Current Reports on Form 8-K filed during the fiscal quarter ended January 2, 1999.

(c)           Exhibits

              Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1.

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

                                  R. G. Barry Corporation

Date:  March 31, 1999
                                  By: /s/ Richard L. Burrell
                                      ------------------------------
                                      Richard L. Burrell,
                                      Senior Vice President-Finance,
                                      Secretary and Treasurer

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

*Gordon Zacks                       *              Chairman of the Board, President, Chief
                                                   Executive Officer and Director

*Richard L. Burrell                 *              Senior Vice President-Finance, Secretary,
                                                   Treasurer, Principal Financial and Accounting
                                                   Officer and Director

*Christian Galvis                   *              Executive Vice President-Operations,
                                                   Co-President and Co-Chief Operating Officer of
                                                   Barry Comfort Group and Director

*Charles E. Ostrander               *              Executive Vice President-Sales & Marketing,
                                                   Co-President and Co-Chief Operating Officer of
                                                   Barry Comfort Group and Director

*Leopold Abraham II                 *              Director

*Philip G. Barach                   *              Director

*William Giovanello                 *              Director

*Harvey M. Krueger                  *              Director

*Edward M. Stan                     *              Director


*By: /s/ Richard L. Burrell
     ---------------------------
     Richard L. Burrell,
     Attorney-in-Fact
     Date:  March 31, 1999

                             R. G. BARRY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JANUARY 2, 1999

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                            PAGE(S) IN ANNUAL
DESCRIPTION OF FINANCIAL STATEMENTS (ALL OF WHICH ARE     REPORT TO SHAREHOLDERS
INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON         FOR THE FISCAL YEAR
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 1999)      ENDED JANUARY 2, 1999
-----------------------------------------------------     ----------------------

Consolidated Balance Sheets at January 2, 1999 and
   January 3, 1998 .................................................26

Consolidated Statements of Earnings for the years ended
   January 2, 1999, January 3, 1998 and December 28, 1996...........27

Consolidated Statements of Shareholders' Equity for the years ended January 2, 1999, January 3, 1998 and December 28, 1996.....27

Consolidated Statements of Cash Flows for the years ended
   January 2, 1999, January 3, 1998 and December 28, 1996 ..........28

Notes to Consolidated Financial Statements.........................29-41

Independent Auditors' Report........................................42


ADDITIONAL FINANCIAL DATA

         The following additional financial data should be read in conjunction with the Consolidated Financial Statements of R. G. Barry Corporation and its subsidiaries included in the Annual Report to Shareholders for the fiscal year ended January 2, 1999. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Independent Auditor's Report on Financial Statement Schedules:
                  Included at page 19 of this Annual Report on Form 10-K

Schedules for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 -- 2 Reserves:
                  Included at pages 20 through 22 of this Annual Report on Form 10-K

[KPMG LOGO]


Two Nationwide Plaza                                      Telephone 614 249 2300
Columbus, Ohio 43215                                      Fax 614 249 2348

                         Independent Auditors' Report on
                          Financial Statement Schedules



     The Board of Directors and Shareholders
     R. G. Barry Corporation:


     Under date of February 12, 1999, we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 2, 1999, as contained in the fiscal 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     KPMG LLP


     Columbus, Ohio
     February 12, 1999

                                                                      SCHEDULE 2
                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                                 January 2, 1999




                COLUMN A                            COLUMN B         COLUMN C         COLUMN D             COLUMN E
-----------------------------------------         -------------    --------------   -------------       ---------------
                                                                     ADDITIONS
                                                     BALANCE AT      CHARGED TO                           BALANCE AT
                                                     BEGINNING       COSTS AND                              END OF
              DESCRIPTION                            OF PERIOD       EXPENSES          DEDUCTIONS           PERIOD
                                                  -------------    --------------   -----------------   ---------------
Reserves deducted from accounts receivable:
      Allowance for doubtful
        receivables                             $      204,000            77,000          49,000 1             232,000
      Allowance for returns                          4,300,000         5,306,000       4,300,000 2           5,306,000
      Allowance for promotions                       3,989,000         6,040,000       3,989,000 3           6,040,000
                                                  -------------    --------------   -------------       ---------------

                                                $    8,493,000        11,423,000       8,338,000            11,578,000
                                                  =============    ==============   =============       ===============






Notes:

   1. Write-off uncollectible accounts.
   2. Represents 1998 sales returns reserved for in fiscal 1997.
   3. Represents 1998 promotions expenditures committed to and reserved for in fiscal 1997.

                                                                      SCHEDULE 2
                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                                 January 3, 1998




                COLUMN A                               COLUMN B         COLUMN C        COLUMN D            COLUMN E
-----------------------------------------            -------------    -------------   -------------       -------------
                                                                       ADDITIONS
                                                      BALANCE AT       CHARGED TO                         BALANCE AT
                                                      BEGINNING        COSTS AND                             END OF
              DESCRIPTION                             OF PERIOD         EXPENSES        DEDUCTIONS           PERIOD
                                                     -------------    -------------   ----------------    -------------
Reserves deducted from accounts receivable:
      Allowance for doubtful
        receivables                                $      235,000           80,000         111,000 1           204,000
      Allowance for returns                             4,052,000        4,300,000       4,052,000 2         4,300,000
      Allowance for promotions                          4,685,000        3,989,000       4,685,000 3         3,989,000
                                                     -------------    -------------   -------------       -------------

                                                   $    8,972,000        8,369,000       8,848,000           8,493,000
                                                     =============    =============   =============       =============








Notes:

   1. Write-off uncollectible accounts.
   2. Represents 1997 sales returns reserved for in fiscal 1996.
   3. Represents 1997 promotions expenditures committed to and reserved for in fiscal 1996.

                                                                      SCHEDULE 2
                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                                    Reserves

                                December 28, 1996




                COLUMN A                               COLUMN B         COLUMN C        COLUMN D            COLUMN E
-----------------------------------------            -------------    -------------   -------------       -------------
                                                                       ADDITIONS
                                                      BALANCE AT       CHARGED TO                          BALANCE AT
                                                      BEGINNING        COSTS AND                             END OF
              DESCRIPTION                             OF PERIOD         EXPENSES        DEDUCTIONS           PERIOD
                                                     -------------    -------------   ----------------    -------------
Reserves deducted from accounts receivable:
      Allowance for doubtful
        receivables                                $      349,000          140,000         254,000 1           235,000
      Allowance for returns                             3,021,000        4,052,000       3,021,000 2         4,052,000
      Allowance for promotions                          4,300,000        4,685,000       4,300,000 3         4,685,000
                                                     -------------    -------------   -------------       -------------

                                                   $    7,670,000        8,877,000       7,575,000           8,972,000
                                                     =============    =============   =============       =============


Notes:

   1. Write-off uncollectible accounts.
   2. Represents 1996 sales returns reserved for in fiscal 1995.
   3. Represents 1996 promotions expenditures committed to and reserved for in fiscal 1995.

Six Year Review of Selected Financial Data
R.G. Barry Corporation and Subsidiaries

                                                                    1998       1997**        1996       1995       1994      1993
SUMMARY OF OPERATIONS (THOUSANDS)
Net sales                                                      $ 150,773    $ 148,775   $ 148,626  $ 136,561  $ 116,720 $ 101,172
Cost of sales                                                     77,348       77,438      83,202     76,065     69,975    59,795
   Gross profit                                                   73,425       71,337      65,424     60,496     46,745    41,377
Selling, general and administrative expenses                      56,719       53,137      49,008     48,557     39,375    34,322
Interest expense, net                                             (1,607)      (1,817)     (2,483)    (2,962)    (1,701)   (1,474)
Other income (expense)                                               380          415        (211)     1,060        333       400
Earnings before income taxes                                      15,479       16,798      13,722     10,037      6,002     5,981
Income tax expense                                                 5,712        6,680       5,465      3,738      2,191     2,183
Net earnings                                                   $   9,767    $  10,118   $   8,257  $   6,299  $   3,811  $  3,798
ADDITIONAL DATA
Basic earnings per share*                                      $    1.01    $    1.06   $    0.89  $    0.68  $    0.43  $   0.45
Diluted earnings per share*                                    $    0.98    $    1.03   $    0.84  $    0.65  $    0.43  $   0.45
Book value per share*                                          $    8.01    $    7.07   $    6.05  $    5.14  $    4.44  $   3.71
Annual % change in net sales                                         1.3%         0.1%        8.8%      17.0%      15.4%     (0.6%)
Annual % change in net earnings                                     (3.5%)       22.5%       31.1%      65.3%       0.3%     13.7%
Net earnings as a percentage of beginning shareholders' equity      14.4%        17.8%       17.3%      15.3%      12.1%     13.9%
Basic average number of shares outstanding (in thousands)*         9,698        9,504       9,308      9,234      8,823     8,374
Diluted average number of shares outstanding (in thousands)*       9,992        9,820       9,827      9,690      8,823     8,374
FINANCIAL SUMMARY (THOUSANDS)
Current assets                                                 $  90,233    $  82,554   $  67,679  $  62,721  $  56,683  $ 39,974
Current liabilities                                               17,263       20,017      13,956     18,793     17,332    12,119
Working capital                                                   72,970       62,537      53,723     43,928     39,351    27,855
Long-term debt and capital leases                                 10,714       12,992      15,265     15,390     16,445     9,745
Net shareholders' equity                                          78,080       67,608      56,743     47,611     41,054    31,483
Net property, plant and equipment                                 12,875       14,231      13,929     14,156     13,785    13,410
Total assets                                                     111,345      104,674      89,067     84,340     76,961    55,635
Capital expenditures                                               1,136        2,944       2,404      3,363      2,234     1,034
Depreciation and amortization of property, plant and equipment     2,413        2,531       2,571      2,158      1,905     1,607



See also Management's Discussion & Analysis of Financial Condition & Results of Operations.

  *Retroactively restated to reflect 5-for-4 share split distributed June 17, 1996 and 4-for-3 share splits distributed September 15, 1995 and June 22, 1994.

 **Fiscal year includes fifty-three weeks.

MARKET AND DIVIDEND INFORMATION
R.G. Barry Corporation and Subsidiaries

Market Value

                 Quarter        High          Low        Close

--------------------------------------------------------------
1998             First        $14.13       $10.00       $13.75
                 Second        16.50        13.50        16.50
                 Third         17.69        12.75        13.88
                 Fourth        12.00        10.88        11.00

1997             First        $11.50        $9.63        $9.75
                 Second        12.25         9.50        12.13
                 Third         14.38        11.94        14.06
                 Fourth        14.63        10.50        11.63

Stock Exchange: New York Stock Exchange
Stock Ticker Symbol: RGB
Wall Street Journal Listing: BarryRG
Approximate Number of Registered Shareholders: 1,300
No cash dividends were paid during the periods noted. While the Company has no current intention to pay cash dividends, it is currently able to pay cash dividends, subject to the restrictions contained in the various loan agreements. See also Note 4 to Consolidated Financial Statements, and Management's Discussion & Analysis of Financial Condition & Results of Operations.

QUARTERLY FINANCIAL DATA
R.G. Barry Corporation and Subsidiaries

1998 Fiscal Quarters                  in thousands, except net earnings (loss) per share

                                        First (1)   Second (1)    Third (1)   Fourth (1)
----------------------------------------------------------------------------------------
Net sales                                 $15,593      $16,910      $57,184      $61,086
Gross profit                               10,147        8,730       26,969       27,579
Net earnings (loss)                          (751)      (1,598)       6,065        6,051
Basic earnings (loss) per share           $ (0.08)     $ (0.16)     $  0.62      $  0.63
Diluted earnings (loss) per share         $ (0.08)     $ (0.16)     $  0.61      $  0.61

1997 Fiscal Quarters

                                         First (1)   Second (1)   Third (1)    Fourth (2)
----------------------------------------------------------------------------------------
Net sales                                 $14,963      $14,511      $46,361      $72,940
Gross profit                                8,359        6,888       21,750       34,340
Net earnings (loss)                        (1,073)      (1,806)       5,024        7,973
Basic earnings (loss) per share           $ (0.11)     $ (0.19)     $  0.52      $  0.84
Diluted earnings (loss) per share         $ (0.11)     $ (0.19)     $  0.52      $  0.81

(1)   Quarter contains thirteen weeks
(2)   Quarter contains fourteen weeks

See also Management's Discussion & Analysis of Financial Condition & Results of Operations.

                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                     FINANCIAL CONDITION & RESULTS OF OPERATIONS

                                         R.G. Barry Corporation and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES
The assets used by the Company in the development, production, marketing, warehousing and distribution, and sale of its products consist mainly of current assets, such as cash, receivables, inventory, and prepaid expenses. The Company's assets also include to a lesser extent net property, plant and equipment, and other non-current assets. As of the end of 1998, 81 percent of the Company's total assets were made up of current assets, compared with 79 percent at the end of 1997. A substantial portion of the Company's non-current assets is net property, plant and equipment, and to a lesser extent deferred income taxes and goodwill.

As of the end of 1998, the Company had $73.0 million in net working capital, made up of $90.2 million in current assets, less $17.3 million in current liabilities. At the end of 1997, the Company had $62.5 million in net working capital. Substantially all of the increase in net working capital has been generated as a result of the Company's net earnings for the year.

The Company ended 1998 with $29.6 million in cash and cash equivalents, $14.9 million in net trade receivables, and $38.6 million in inventory. At the end of 1997, by comparison, the Company had $22.5 million in cash and cash equivalents, $16.0 million in net trade receivables, and $35.6 million in inventory. The increase in cash from 1997 to 1998, is largely the result of the profits generated by the Company in 1998 -- see also the accompanying Consolidated Statements of Cash Flows. While net trade receivables declined from 1997 to 1998, receivables turnover indicates a slowdown in the collection of accounts. The Company believes that the slowdown reflects retailers' expectations of returning merchandise to the Company after the end of the 1998 fiscal year, rather than an increased exposure to uncollectibles. The Company has provided an accrual for the impact of the anticipated returns in its 1998 operating results. In addition, the Company does not expect to incur any significant markdown exposure as a result of accepting returned merchandise from its customers. The increase in inventory from $35.6 million in 1997 to $38.6 million in 1998, is primarily an increase in Barry Comfort finished goods inventory. Also, contributing to the growth in inventory was the lower than anticipated sales during November and December 1998.

Traditionally, the Company has leased most of its operating facilities. There were no significant changes in the Company's facilities in 1998 or 1997. The Company periodically reviews its facilities to determine whether its current facilities will satisfy its anticipated operating needs for the foreseeable future. Substantially all of the capital expenditures in 1998 and 1997 were for routine additions to production machinery and equipment. During 1999, the Company expects to open a new manufacturing facility in the Dominican Republic. This additional leased facility is expected to support anticipated growth in the Company's production needs for the foreseeable future. In addition, in 1999, the Company will open an additional leased warehouse in San Antonio, Texas to support anticipated needs and to reduce the Company's dependence upon short-term leased facilities that accommodate peak seasonal storage needs.

The Company has typically relied on its Revolving Credit Agreement ("Revolver"), first executed in February 1996, to satisfy additional capital requirements, including seasonal working capital needs. In June 1998, the Company and its three main banks agreed to extend the existing multi-year Revolver through 2000; the Revolver provides for periodic further extensions beyond 2000, under certain conditions. The Revolver furnishes the Company with a seasonally-adjusted available line of credit ranging from $6 million to $51 million. During 1998, the Company's peak borrowing amounted to $25.5 million compared with $24 million in 1997. The daily average borrowing under the Revolver during 1998 decreased to $7.6 million as compared with $8.2 million during 1997. The Company has met the conditions for extension of the Revolver, and intends to seek and expects to receive such an extension of the Revolver through 2001. The Revolver contains covenants that the Company believes are typically found in agreements of similar type and duration.

At times, the Company has incurred additional long-term debt to provide long-term financing to the Company. The last time the Company incurred additional long-term debt was in 1994, when the Company issued a $15 million,
9.7 percent note, due in 2004 ("Note"). The balance due under the Note as of the end of 1998, was $12.9 million. The Note contains covenants that the Company believes are normally found in similar agreements of this type. The Note and the Revolver place restrictions on the amount of additional borrowings the Company may make, and contain certain other financial covenants -- see also Note 4 to the Consolidated Financial Statements for additional information. The Note requires semi-annual interest payments and annual principal repayments, the first of which began in July 1998, of $2.1 million. The Company is in compliance with all covenants of the Note, Revolver and all other debt agreements.

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION & RESULTS OF OPERATIONS
R.G. Barry Corporation and Subsidiaries

The Company last paid cash dividends in 1981. While the Company's various loan agreements, at year end 1998, permitted the payment of cash dividends and the repurchase of common shares for treasury, the Company has no current plans to resume payment of cash dividends. The Company anticipates continuing to use its cash resources to finance operations and to fund future growth. Subject to the covenants in the various loan agreements, the Company currently may incur additional long-term debt, should that become advisable. See also Note 4 to the Consolidated Financial Statements for additional information.

The Company believes that it has a strong balance sheet, with strong financial ratios. At the end of 1998, the Company's total capitalization amounted to $88.8 million, which was composed of 12.1 percent long-term debt and 87.9 percent shareholders' equity. This compares with $80.6 million in total capitalization at year end 1997, composed of 16.1 percent long-term debt and capital leases and
83.9 percent shareholders' equity. The Company's current ratio, a measure of the relationship of current assets to current liabilities, was 5.23 to 1 at year end 1998, compared with 4.12 to 1 at year end 1997.

LEGAL PROCEEDINGS
During the third quarter of 1998, the Company filed a lawsuit against Domino's Pizza, Inc., and Phase Change Laboratories, Inc., alleging patent infringement. The case covers an invention, which maintains desired temperature of food and other items using a phase change material. Domino's Pizza purchased a product it calls the "Heat Wave" system. The product is manufactured by Phase Change Laboratories, Inc. The Company believes that the product infringes upon the Company's patent as granted by the United States Patent Office. The Company seeks damages, attorney's fees, and an injunction against further infringement by both defendants. The matter is currently in the early stages of discovery.

YEAR 2000 READINESS DISCLOSURES
The Company has conducted a review of its key financial, information and operating systems to determine the extent to which it is exposed to so-called year 2000 computer date problems. The Company believes that all of its critical application systems have been converted to correct for potential problems. During the first half of 1998, the Company conducted extensive tests, which have confirmed the readiness of its systems. Key suppliers and electronic trading partners have been contacted to obtain their commitments to conversion and readiness, so as to minimize problems relating to the exchange of electronic data. The Company has not separately identified the costs associated with its conversion, but estimates that the costs incurred to date, which have been expensed as incurred, have not been material, and does not anticipate the future impact on its financial condition, results of operations or cash flows will be material. The possibility exists that the Company's conversion could inadvertently fail, although the Company believes that the impact of such an occurrence would be manageable and minor in impact as a result of substantial equipment and software upgrades implemented in recent years. The Company is not dependent upon any one customer or any one supplier to conduct its business and the Company believes that should one of its suppliers or customers prove not to become year 2000 compliant in a timely manner, the Company can revert to alternative compliant suppliers or resort to increased use of traditional methods of transacting business to satisfy its customer needs. If in the future, the Company uncovers additional risks associated with year 2000 compliance, the Company will develop contingency plans at that time as deemed necessary.

IMPLEMENTATION OF THE "EURO" AS A COMMON LEGAL CURRENCY IN EUROPE
The Company believes that it is prepared for the implementation of the "Euro" as the common legal currency in certain European Community countries in 1999. The United Kingdom, which is one of the Company's principal bases of operation in Europe, will not immediately join the transition to the Euro, although France, where the Company also conducts business, will join. The Company's systems have been designed with sufficient flexibility to handle the introduction of the Euro as an additional transactional currency. The Company incurred a nominal cost in preparing its systems for the introduction of the Euro.

                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                     FINANCIAL CONDITION & RESULTS OF OPERATIONS
                                         R.G. Barry Corporation and Subsidiaries

FOREIGN CURRENCY RISK
At times, during recent years, the value of a number of foreign currencies, principally those in the far east, eastern Europe, and to a lesser degree in Latin America, have been subject to fluctuations in value in world currency markets, and in some cases currencies have suffered significant devaluation. The Company's operations are currently conducted primarily in U. S. Dollars and to a lesser degree in British Pound Sterling, French Francs, Swiss Francs, and German Marks -- all currencies that historically have not been subject to significant volatility. The Company, in accordance with established policy guidelines, at times, hedges some of these currencies on a short-term basis, using foreign exchange contracts as a means to protect itself from currency fluctuations. The amount of foreign exchange contracts that the Company has maintained has not been material to the Company's overall operations.

In addition, portions of the Company's labor costs are incurred in Mexican Pesos, to a lesser degree in Chinese Renminbi and, in 1999, will be incurred in Dominican Republic Pesos. As of February 1999, these currencies had been not subject to recent significant volatility. Should any of these currencies suffer a devaluation, when compared with the U. S. Dollar, the Company believes that the impact of any devaluation would likely have the effect of reducing the Company's effective costs of manufacturing in those countries, although any such reduction is not expected to have a significant impact upon the Company's results of operations.

RESULTS OF OPERATIONS
1998 SALES AND OPERATIONS COMPARED WITH 1997
Net sales for 1998 amounted to $150.8 million, approximately 1.3 percent greater than net sales in 1997 of $148.8 million. For the 1998 fiscal year, net earnings amounted to $9.8 million, approximately 3.5 percent lower than net earnings of $10.1 million for 1997. See also, Note 13 of Notes to the Consolidated Financial Statements for further breakdowns of net sales by geographic region of the world and by segment of the Company's operations.

The Company operates in two differing segments: i) Barry Comfort, which manufactures and markets at-and-around-the-home comfort footwear, and ii) Thermal, which markets thermal retention technology products that act as hot or cold temperature reservoirs, releasing that energy over time.

Net sales of Barry Comfort increased in 1998 to $139.6 million from $131.5 million in 1997, reflecting a 6.2 percent increase in at-and-around-the-home comfort footwear. Barry Comfort believes that it has a substantial growth opportunity in Europe. In 1991, the Company opened its first European office in London, and in 1997, opened an office in Paris to further explore the French market. Net sales in Europe, principally the United Kingdom and France, amounted to $9.5 million in 1998, a 35.9 percent increase when compared with the $7.0 million net sales in 1997. Substantially all of the increase occurred in France.

Thermal sells proprietary thermal retention technology products, which maintain constant temperatures over time after having been energized either by Microwave heating or conventional cooling. Net sales of Thermal products declined in 1998 to $11.2 million from $17.3 million in 1997. The decrease was mainly the result of the Company's decision announced in late 1997, to de-emphasize the sale of thermal consumer products in the accessories departments of department stores, and to concentrate its efforts on the development of commercial applications of the thermal technologies. Also contributing to the decline in net sales was a decision by a major customer, effective early in 1997, to source certain of its non-MICROCORE (R) components, which generated lower margins for the Company, directly from suppliers rather than continue to purchase them from the Company. The Company also believes its sales of Thermal products have also been adversely affected by the patent infringement of Domino's Pizza, Inc. and Phase Change Laboratories, Inc. referred to above in the `Legal Proceedings' portion of this discussion.

Gross profit increased to $73.4 million during 1998, from $71.3 million in 1997. The Company's gross profit margin, as a percent of net sales, also increased during 1998 to 48.7 percent, compared with 47.9 percent in 1997. Increases in net sales of higher margin Barry Comfort at-and-around-the-home comfort footwear, coupled with a decline in sales of lower margin non-MICROCORE(R) components (as noted above), contributed to the growth in gross profit percent. In addition, the expanded use of modular manufacturing has contributed to increased gross profit margins. During the spring of 1998, the Company concluded a project to expand the use of modular manufacturing to all of the Barry Comfort production facilities. With modular manufacturing, the Company has realized improved efficiencies and

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION & RESULTS OF OPERATIONS
R.G. Barry Corporation and Subsidiaries


lowered the per product cost without making a sizable investment in infrastructure. While the gross profit percent increased in 1998 when compared with 1997, the Company did receive pressure from retailers regarding pricing. The Company expects to continue to receive pressure from retailers regarding pricing and for additional promotional support.

Selling, general and administrative expenses increased during 1998 to $56.7 million, a 6.7 percent increase over the $53.1 million expense incurred in 1997. Most of the increase related to advertising, and marketing and sales promotion programs in Barry Comfort, implemented in anticipation of a growth in net sales.

Net interest expense in 1998 declined to $1.6 million from $1.8 million in 1997. The Company's improved profitability in 1998 and 1997 has resulted in improved liquidity as well. During 1998, the Company's daily average seasonal borrowings under the Revolver amounted to $7.6 million, compared with $8.2 million during 1997. In both years, the weighted average interest rate was approximately 6.7 percent.

For the year, earnings before income taxes amounted to $15.5 million compared with $16.8 million in 1997, a decline of 7.9 percent. Net earnings after taxes decreased by 3.5 percent in 1998 to $9.8 million from $10.1 million in 1997. During 1998, the Company implemented a number of tax strategies, which have effectively reduced the Company's overall effective income tax rate to approximately 37 percent. For 1997, the effective income tax rate had been nearly 40 percent. For 1998, basic earnings per share [a measure of earnings per average common share issued and outstanding] amounted to $1.01 per share, while diluted earnings per share [a measure that includes a computation of common shares attributable to outstanding but unexercised options] amounted to $0.98 per share. The comparable per share calculations for 1997 were basic earnings per share of $1.06, and diluted earnings per share of $1.03.

1997 SALES AND OPERATIONS COMPARED WITH 1996

Net sales for 1997 of $148.8 million were nearly flat when compared to net sales in 1996 of $148.6 million. During the same period, net earnings increased by
22.5 percent to $10.1 million from $8.3 million in 1996. During 1997, a major customer of food preservation thermal products decided to source certain non-MICROCORE(R) components, which generated a lower profit margin to the Company, directly beginning 1997, although the Company continued to sell its MICROCORE(R) thermal elements to this customer during 1997. These components had been acquired from the Company during 1996. As a result, net sales to that customer declined by about $9 million during 1997, and thus, sales of Thermal products decreased in 1997 to $17.3 million from $25.1 million in 1996. The Company replaced the loss of low-margin non-MICROCORE(R) component sales with increased volume of higher margin sales of at-and-around-the-home comfort footwear. Net sales of Barry Comfort increased in 1997 to $131.5 million from $123.5 million in 1996. In 1991, the Company opened its initial Barry Comfort office in London, and during 1997, opened an office in Paris. Net sales in Europe totaled $7.0 million in 1997, including $1.5 million in France, compared with $5.9 million during 1996.

Gross profit increased during 1997, despite flat overall net sales for the year. Gross profit amounted to $71.3 million, compared with $65.4 million in 1996, an increase of 9.0 percent. The Company's gross profit margin, as a percent of net sales, increased during 1997 to 47.9 percent, compared with 44.0 percent in 1996, due principally to the following factors: a) an increase in sales of higher margin Barry Comfort at-and-around-the-home comfort footwear, b) improved materials utilization from increased usage of computerized cutting, and c) expanded use of modular manufacturing in the Company's production facilities.

Selling, general and administrative expenses increased during 1997 to $53.1 million, an 8.4 percent increase over the $49.0 million expense incurred in 1996. Most of the increase related to marketing and sales programs implemented as a part of opening the Paris office of Barry Comfort. All expenses relating to the startup in France were expensed during the year.

Net interest expense in 1997 declined to $1.8 million from $2.5 million in 1996. During 1997, the Company's daily average borrowings under the Revolver amounted to $8.2 million, with a weighted average interest rate of 6.7 percent. This compared with average daily borrowings in 1996 of $16.9 million, and a weighted average interest rate of 6.5 percent.

                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                     FINANCIAL CONDITION & RESULTS OF OPERATIONS
                                         R.G. Barry Corporation and Subsidiaries

For the year, earnings before income taxes amounted to $16.8 million compared with $13.7 million in 1996, an increase of 22.4 percent. Net earnings after taxes increased by 22.5 percent in 1997 to $10.1 million from $8.3 million in 1996. For 1997, basic earnings per share amounted to $1.06 per share, while diluted earnings per share amounted to $1.03 per share. The comparable per share calculations for 1996 were basic earnings per share of $0.89 per share, and diluted earnings per share of $0.84 per share.

FORWARD LOOKING STATEMENTS
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements in this Annual Report to Shareholders, which are not historical fact are forward looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effect of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; inherent risks of international development, including foreign currency risks, the implementation of the Euro, economic conditions, regulatory and cultural difficulties or delays in the Company's development outside the United States; the Company's ability to improve its processes and business practices to keep pace with the economic, competitive and technological environment, including successfully addressing year 2000 issues; capacity, efficiency, and supply constraints; weather conditions; and other risks detailed in the Company's press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated.

CONSOLIDATED BALANCE SHEETS
R.G. Barry Corporation and Subsidiaries

                                                                               JANUARY 2, 1999              January 3, 1998
                                                                                              (in thousands)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $ 29,596                     $ 22,495
   Accounts receivable:
     Trade (less allowance for doubtful receivables, returns and
       promotions of $11,578,000 and $8,493,000, respectively)                          14,912                       15,957
     Other                                                                               1,073                        1,004
   Inventory                                                                            38,648                       35,602
   Deferred income taxes                                                                 3,729                        4,827
   Prepaid expenses                                                                      2,275                        2,669
                                                                                    ----------                    ---------
     Total current assets                                                               90,233                       82,554
                                                                                    ----------                    ---------
Property, plant, and equipment, at cost                                                 41,697                       40,840
   Less accumulated depreciation and amortization                                       28,822                       26,609
                                                                                    ----------                    ---------
     Net property, plant, and equipment                                                 12,875                       14,231
                                                                                    ----------                    ---------
Deferred income taxes                                                                    1,187                          752
Goodwill (less accumulated amortization of $512,000 and $396,000,
   respectively)                                                                         4,114                        4,230
Other assets                                                                             2,936                        2,907
                                                                                    ----------                    ---------
                                                                                      $111,345                     $104,674
                                                                                    ==========                    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current installments of long-term debt and capital lease
     obligations                                                                      $  2,278                     $  2,273
   Accounts payable                                                                      6,581                        6,389
   Accrued expenses                                                                      8,404                       11,355
                                                                                    ----------                   ----------
     Total current liabilities                                                          17,263                       20,017
                                                                                    ----------                   ----------
Accrued retirement cost, excluding current liability                                     4,440                        3,520
Long-term debt, excluding current installments                                          10,714                       12,857
Capital lease obligations, excluding current installments                                   --                          135
Other                                                                                      848                          537
                                                                                    ----------                   ----------
     Total liabilities                                                                  33,265                       37,066
                                                                                    ----------                   ----------
SHAREHOLDERS' EQUITY:
Preferred shares, $1 par value. Authorized 4,000,000 Class A and 1,000,000
   Series I Junior Participating Class B shares;
   none issued                                                                              --                           --
Common shares, $1 par value. Authorized 22,500,000 shares;
   issued and outstanding 9,745,000 and 9,564,000 shares
   (excluding treasury shares of 597,000 and 561,000)                                    9,745                        9,564
Additional capital in excess of par value                                               15,357                       14,629
Deferred compensation                                                                     (204)                          --
Retained earnings                                                                       53,182                       43,415
                                                                                    ----------                    ---------
   Net shareholders' equity                                                             78,080                       67,608
                                                                                    ----------                    ---------
Commitments and contingencies
                                                                                      $111,345                     $104,674
                                                                                    ==========                    =========


See accompanying notes to consolidated financial statements.

                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                         R.G. Barry Corporation and Subsidiaries

                                                                 1998           1997           1996
                                                               (in thousands, except per share data)

Net sales                                                     $ 150,773       $ 148,775     $ 148,626
Cost of sales                                                    77,348          77,438        83,202
                                                              ---------       ---------     ---------
   Gross profit                                                  73,425          71,337        65,424
Selling, general and administrative expenses                     56,719          53,137        49,008
                                                              ---------       ---------     ---------
   Operating income                                              16,706          18,200        16,416
Other (expense) income                                              380             415          (211)
Interest expense, net of interest income of $389,000,
   $322,000 and $172,000, respectively                           (1,607)         (1,817)       (2,483)
                                                              ---------       ---------     ---------
   Earnings before income taxes                                  15,479          16,798        13,722
Income tax expense                                                5,712           6,680         5,465
                                                              ---------       ---------     ---------
   Net earnings                                               $   9,767       $  10,118     $   8,257
                                                              =========       =========     =========
Earnings per common share:
   Basic                                                      $    1.01       $    1.06     $    0.89
                                                              =========       =========     =========
   Diluted                                                    $    0.98       $    1.03     $    0.84
                                                              =========       =========     =========


                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         R.G. Barry Corporation and Subsidiaries

                                                                  Additional
                                                                  capital in    Deferred
                                                          Common   excess of     compen-    Retained
                                                          shares   par value     sation     earnings

                                                                           (in thousands)

Balance at December 30, 1995                            $  7,410   $  15,161      $   --   $  25,040
   Net earnings                                               --          --          --       8,257
   Five-for-four share split
     (including $7,000 paid for fractional shares)         1,855      (1,862)         --          --
   Issuance of shares in connection with the
     employee stock purchase plan                             25         252          --          --
   Stock options exercised                                    85         335          --          --
   Tax benefit associated with the activity under
     various stock plans                                      --         174          --          --
   Other                                                      --          11          --          --
                                                       ---------   ---------   ---------   ---------
   Balance at December 28, 1996                            9,375      14,071          --      33,297
   Net earnings                                               --          --          --      10,118
   Stock options exercised                                   193         452          --          --
   Tender of shares                                           (4)        (37)         --          --
   Tax benefit associated with the activity under
     various stock plans                                      --         143          --          --
                                                       ---------   ---------   ---------   ---------
Balance at January 3, 1998                                 9,564      14,629          --      43,415
   Net earnings                                               --          --          --       9,767
   Deferred compensation                                      --         230        (230)         --
   Amortization of deferred compensation                      --          --          26          --
   Stock options exercised                                   217         793          --          --
   Tender of shares                                          (36)       (508)         --          --
   Tax benefit associated with the activity under
     various stock plans                                      --         213          --          --
                                                       ---------   ---------   ---------   ---------
Balance at January 2, 1999                              $  9,745   $  15,357      $ (204)  $  53,182
                                                       =========   =========   =========   =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
R.G. Barry Corporation and Subsidiaries

                                                                         1998            1997         1996
                                                                                    (in thousands)

Cash flows from operating activities:
   Net earnings                                                     $   9,767      $   10,118    $   8,257
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Tax benefit associated with the activity under various
         stock plans                                                      213             143          174
     Depreciation and amortization of property,
       plant, and equipment                                             2,413           2,531        2,571
     Amortization of goodwill                                             116             116          116
     Deferred income tax expense (benefit)                                663             (54)      (1,181)
     Loss on disposal of property, plant, and equipment                    35              97           25
     Amortization of deferred compensation                                 26              --           --
     Net (increase) decrease in:
       Accounts receivable                                                976           1,595         (304)
       Inventory                                                       (3,046)         (6,748)       2,854
       Prepaid expenses                                                   394            (642)          61
       Other assets                                                       (29)           (264)         358
     Net increase (decrease) in:
       Accounts payable                                                   192           2,219       (4,791)
       Accrued expenses                                                (3,050)          1,694          644
       Accrued retirement cost, net                                     1,019             631          405
       Other liabilities                                                  311             323          214
                                                                    ---------       ---------    ---------
         Net cash provided by operating activities                     10,000          11,759        9,403
                                                                    ---------       ---------    ---------
Cash flows from investing activities:
   Additions to property, plant, and equipment                         (1,136)         (2,944)      (2,404)
   Proceeds from disposal of property, plant,
     and equipment                                                         44              14           35
                                                                    ---------       ---------    ---------
         Net cash used in investing activities                         (1,092)         (2,930)      (2,369)
                                                                    ---------       ---------    ---------
Cash flows from financing activities:
   Repayment of long-term debt, capital lease obligations,
     and short-term note payable                                       (2,273)           (125)        (815)
   Proceeds from shares issued                                          1,010             645          701
   Purchase of common shares for treasury                                (544)            (41)          --
                                                                    ---------       ---------    ---------
         Net cash provided by (used in) financing activities           (1,807)            479         (114)
                                                                    ---------       ---------    ---------
         Net increase in cash                                           7,101           9,308        6,920
Cash and cash equivalents at beginning of year                         22,495          13,187        6,267
                                                                    ---------       ---------    ---------
Cash and cash equivalents at end of year                           $   29,596      $   22,495   $   13,187
                                                                    =========       =========    =========
Supplemental cash flow disclosures:

   Interest paid                                                   $    1,978      $    2,035   $    2,624
                                                                    =========       =========    =========
   Income taxes paid                                               $    8,752      $    3,937   $    8,713
                                                                    =========       =========    =========

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

     (d) Inventory
         Inventory is valued at the lower of cost or market. Approximately 77% of the 1998 and 1997 ending inventory costs are determined on the last in, first out (LIFO) basis. The remainder are determined on the first in, first out (FIFO) basis.

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

         The computation of basic earnings per common share for 1998, 1997, and 1996 is based on the weighted average number of outstanding common shares during the period. Diluted earnings per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain shares subject to stock options and the stock purchase plan.

         Effective June 17, 1996, the Board of Directors of the Company approved a five-for-four share split to shareholders of record on June 3, 1996. The share split was distributed in the form of a share dividend. The share split specifically excluded treasury shares.

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

     (m) Pension Plans
         On January 4, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans. Prior year amounts in the footnotes to the consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 132.

     (n) Advertising
         The Company expenses the costs of advertising as incurred. For the years ended January 2, 1999, January 3, 1998, and December 28, 1996, advertising expenses were $7,615,000, $6,471,000, and $5,314,000, respectively.

     (o) Comprehensive Income
         On January 4, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company, however, has not engaged in transactions or events that meet the definition of comprehensive income and that would require to be disclosed in the consolidated financial statements presented.

(2)  INVENTORY
     If the FIFO method had been used to value inventory, inventory would have been $1,681,000, $2,409,000, and $3,113,000 higher than that reported at the end of 1998, 1997, and 1996, respectively. Because LIFO inventory is valued using the dollar value method, it is impracticable to separate inventory values between raw materials, work-in-process, and finished goods.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        R. G. Barry Corporation and Subsidiaries
                                                                       continued


(3)  PROPERTY, PLANT, AND EQUIPMENT
     Property, plant, and equipment consists of the following:

                                    JANUARY 2,           January 3,           Estimated
                                          1999                 1998       life in years
                                    ---------------------------------------------------
                                                 (in thousands)

     Land and improvements           $     490            $     490                8-15
     Buildings and improvements          4,870                4,858               40-50
     Machinery and equipment            28,459               27,361                3-10
     Leasehold improvements              7,591                7,443                5-20
     Construction in progress              287                  688
                                     ---------            ---------
                                     $  41,697            $  40,840
                                     =========            =========

         See note 5 for a summary of property and equipment, included above, representing capitalized leases.

(4)  LONG-TERM DEBT AND RESTRICTIONS
     Long-term debt consists of the following:

                                                        JANUARY 2,           January 3,
                                                              1999                 1998
                                                        -------------------------------
                                                                  (in thousands)

     9.7% note, due July 2004                              $12,857              $15,000
     Less current installments                               2,143                2,143
                                                           -------              -------
       Long-term debt, excluding current installments      $10,714              $12,857
                                                           =======              =======


     The 9.7% note, issued in July 1994, requires semiannual interest payments and annual principal repayments of $2,143,000, which commenced in 1998 and end in 2004.

     The Company has determined the fair value of its long-term debt based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The fair value of the 9.7% note was $14,100,000 and $15,700,000 at January 2, 1999 and January 3, 1998, respectively.

     In February 1996, the Company negotiated a new unsecured revolving credit agreement with its banks. The new agreement provides the Company with a seasonally adjusted amount of credit that has a minimum availability of $6 million and a peak availability of $51 million, with interest at variable rates. At January 2, 1999 and January 3, 1998, no amounts were outstanding. This agreement expires on December 31, 2000.

     Under the most restrictive covenants of the various loan agreements, the Company is (1) required to maintain a seasonally adjusted current ratio, as defined; (2) required to maintain a minimum seasonally adjusted tangible net worth, as defined; (3) restricted as to annual acquisition of fixed assets; and (4) restricted with regard to the amount of additional borrowings, purchase of treasury shares and payment of dividends. At January 2, 1999, approximately $18 million of retained earnings was available for the payment of cash dividends and the purchase of treasury shares (see also note 9). There were no covenant violations during 1998 and 1997.

     The Company maintains compensating cash balances, which are not legally restricted, to defray the costs of other banking services provided.

(5)  Leased Assets and Lease Commitments
     The Company has a lease agreement with a local government which issued Industrial Development Revenue Bonds to construct and purchase an office facility. The lease expires in 1999, at which time the Company has the right to acquire (at a nominal amount) the property under this lease agreement. The Company also has the option to acquire the leased assets prior to the expiration of the lease for an amount approximating the outstanding bonds, plus accrued interest. The outstanding bonds bear interest at 6.5%. At January 2, 1999, the remaining minimum lease payment due under this capital lease was $144,000 which includes $9,000 in interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R. G. Barry Corporation and Subsidiaries continued

The present value of minimum capital lease payments are reflected in the balance sheets:

                                      JANUARY 2, 1999            January 3, 1998
                                      ------------------------------------------
                                                   (in thousands)

     Current                           $  135                       $  130
     Noncurrent                            --                          135
                                         ----                         ----
                                       $  135                       $  265

     These leased assets are capitalized as property, plant, and equipment:

                                      JANUARY 2, 1999            January 3, 1998
                                      ------------------------------------------
                                                       (in thousands)

     Land and improvements             $  392                       $  392
     Buildings and improvements         2,593                        2,583
                                       ------                        -----
                                        2,985                        2,975
     Less accumulated amortization      1,801                        1,732
                                       ------                        -----
       Net book value                  $1,184                       $1,243
                                       ======                        =====

     The Company occupies certain manufacturing, warehousing, operating, and sales facilities and uses certain equipment under cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at January 2, 1999 follows.

     Fiscal year                                                   AMOUNT
     --------------------------------------------------------------------
                                                           (in thousands)
     1999                                                        $  3,937
     2000                                                           3,633
     2001                                                           3,094
     2002                                                           2,659
     2003                                                           2,328
     Later fiscal years, through 2007                               3,012
                                                                  -------
                                                                 $ 18,663

     Substantially all of these operating lease agreements are renewable for periods of 3 to 15 years and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in 1998, 1997, and 1996 amounted to $5,512,000, $4,986,000, and $4,956,000, respectively.

(6)  INCOME TAXES
     Income tax expense (benefit) consists of:

                                                     1998                 1997                1996
                                                  ------------------------------------------------
                                                                     (in thousands)
     Current expense:
       Federal                                    $ 4,644              $ 5,607             $ 5,682
       Foreign                                        108                  108                 137
       State                                          297                1,019                 827
                                                   ------               ------              ------
                                                    5,049                6,734               6,646
     Deferred expense (benefit)                       663                  (54)             (1,181)
                                                   ------               ------              ------
                                                  $ 5,712              $ 6,680             $ 5,465
                                                   ======               ======              ======

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries
                                                                       continued

     The differences between income taxes computed by applying the statutory federal income tax rate (35% in 1998, 1997 and 1996) and income tax expense in the consolidated financial statements are:


                                                                              1998                 1997                1996
                                                                              ---------------------------------------------
                                                                                              (in thousands)
     Computed "expected" tax expense                                        $5,418               $5,879              $4,803
     State income taxes, net of federal income taxes                           193                  662                 538
     Foreign income tax expense                                                108                  108                 137
     Other, net                                                                 (7)                  31                 (13)
                                                                            ------               ------              ------
                                                                            $5,712               $6,680              $5,465
                                                                            ======               ======              ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                                        JANUARY 2, 1999     January 3, 1998
                                                                                        -----------------------------------
                                                                                                     (in thousands)
     Deferred tax assets:
       Accounts receivable, principally due to allowances for returns,
         promotions, and doubtful accounts                                                       $3,824              $3,139
       Inventories, principally due to additional costs inventoried for
         tax purposes and valuation allowances                                                    1,539               1,145
       Package design costs                                                                         285                 327
       Certain accounting accruals, including such items as
         self-insurance costs, vacation costs, and others                                           116                 216
       Pension costs                                                                              1,775               1,478
                                                                                                 ------              ------
           Total deferred tax assets                                                              7,539               6,305
     Deferred tax liabilities:
       Basis differences and differing methods of depreciation
          for book and tax purposes                                                                 551                 553
       Change in tax accounting method                                                            2,072                  --
       Difference in gain recognition on sale of property, plant,
         and equipment                                                                               --                 173
                                                                                                 ------              ------
           Total deferred tax liabilities                                                         2,623                 726
                                                                                                 ------              ------
           Net deferred tax assets                                                               $4,916              $5,579
                                                                                                 ======              ======

     In order to realize the deferred tax asset, the Company will need to generate future taxable earnings or be able to carryback to 1998 or 1997. The Company's taxable earnings history is as follows (in thousands):

                                                                                                   1998                1997
                                                                  ---------------------------------------------------------
                                                                  Taxable earnings              $19,800              $9,960

     The Company believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable earnings, or in periods in which a carryback to 1998 or 1997 is available. Further, the Company believes it has available certain tax planning strategies that could be implemented, if necessary, to supplement taxable earnings from operations. The Company has considered the above factors in concluding that it is more likely than not that the Company will realize the benefits of existing deferred tax assets. There can be no assurance, however, that the Company will generate any specific level of continuing earnings.

(7)  ACCRUED EXPENSES
     Accrued expenses consist of the following:

                                                                                        JANUARY 2, 1999     January 3, 1998
                                                                                        -----------------------------------
                                                                                                     (in thousands)
     Salaries and wages                                                                          $  777             $ 1,933
     Income taxes                                                                                 5,312               6,665
     Other                                                                                        2,315               2,757
                                                                                                  -----               -----
                                                                                                 $8,404             $11,355
                                                                                                 ======             =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries

continued




(8)  EMPLOYEE RETIREMENT PLANS

     The Company and its domestic subsidiaries have a noncontributory retirement plan for the benefit of salaried and nonsalaried employees, the Associates' Retirement Plan (ARP). The employees covered under the ARP are eligible to participate upon the completion of one year of service. Salaried participant benefits are based upon a formula applied to a participant's final average salary and years of service, which is reduced by a certain percentage of the participant's social security benefits. Nonsalaried participant benefits are based on a fixed amount for each year of service. The ARP provides reduced benefits for early retirement. The Company intends to fund the minimum amounts required under the Employee Retirement Income Security Act of 1974.

     The funded status of the ARP and the accrued retirement costs recognized at January 2, 1999 and January 3, 1998 were:

                                                                                                     1998                1997
                                                                                                    ------------------------
                                                                                                         (in thousands)

     Change in benefit obligation:

     Benefit obligation at the beginning of the year                                            $19,792             $19,295
     Service cost                                                                                   719                 678
     Interest cost                                                                                1,341               1,463
     Actuarial loss                                                                               2,308                 934
     Benefits paid                                                                                 (997)             (2,578)
                                                                                                 ------              ------
     Benefit obligation at the end of the year                                                   23,163              19,792
                                                                                                 ======              ======

     Change in plan assets:

     Fair value of plan assets at the beginning of the year                                      24,323              20,640
     Actual return on plan assets                                                                  (825)              6,606
     Expenses                                                                                      (289)               (345)
     Benefits paid                                                                                 (997)             (2,578)
                                                                                                 ------              ------
     Fair value of plan assets at the end of the year                                            22,212              24,323
                                                                                                 ======              ======

     Funded status                                                                                 (951)              4,531
     Unrecognized actuarial (gain)/loss                                                              79              (4,999)
     Unrecognized prior service cost                                                                169                 197
     Unrecognized net transition obligation                                                       -----                (209)
                                                                                                                      ------
     Net amount recognized in the consolidated balance sheets                                     $(703)              $(480)
                                                                                                  =====               =====

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries
                                                                       continued


     The funded status of the SRP and the accrued retirement cost recognized at January 2, 1999 and January 3, 1998 are:

                                                                                                   1998                1997
                                                                                                   ------------------------
                                                                                                         (in thousands)

     Change in benefit obligation:
     Benefit obligation at the beginning of the year                                             $3,491              $3,113
     Service cost                                                                                    51                  43
     Interest cost                                                                                  249                 237
     Amendments                                                                                     551                  --
     Actuarial (gain)/loss                                                                          (27)                197
     Benefits paid                                                                                  (99)                (99)
                                                                                                -------             -------
     Benefit obligation at the end of the year                                                    4,216               3,491
                                                                                                =======             =======

     Change in plan assets:

     Fair value of plan assets at the beginning of the year                                          --                  --
     Employer contributions                                                                          99                  99
     Benefits paid                                                                                  (99)                (99)
                                                                                                -------              ------
     Fair value of plan assets at the end of the year                                                --                  --
                                                                                                =======              ======

     Funded status                                                                               (4,216)             (3,491)
     Contribution during the fourth quarter                                                          25                  25
     Unrecognized actuarial loss                                                                    193                 211
     Unrecognized prior service cost                                                                635                 117
     Unrecognized net transition obligation                                                         118                 167
                                                                                                -------             -------
     Net amount recognized in the consolidated balance sheets                                    (3,245)             (2,971)
                                                                                                =======             =======

     Amounts recognized in the consolidated balance sheets consist of:

       Accrued retirement cost, including current liability of $98,000                           (3,835)             (3,138)
       Intangible asset                                                                             590                 167
                                                                                                -------             -------
     Net amount recognized                                                                      $(3,245)            $(2,971)
                                                                                                =======             =======

     The components of net periodic benefit cost for the retirement plans were:

                                                                              1998                 1997                1996
                                                                              ---------------------------------------------
                                                                                              (in thousands)

     Service cost                                                          $   770              $   721             $   662
     Interest cost                                                           1,591                1,700               1,604
     Expected return on plan assets                                         (1,655)              (1,702)             (1,582)
     Net amortization                                                         (109)                (142)               (133)
                                                                           -------              -------             -------
                                                                           $   597              $   577             $   551
                                                                           =======              =======             =======


     Weighted average assumptions as of January 2, 1999 and January 3, 1998 were:

                                                                                                   1998                1997
                                                                                                   ------------------------

     Discount rate                                                                                6.60%               7.25%
     Rate of compensation increase                                                                5.00%               5.00%
     Expected return on plan assets                                                               9.25%               9.25%

     The Company has a 401(k) plan, to which salaried and nonsalaried employees may contribute a percentage, as defined, of their compensation per pay period and the Company contributes 50% of the first 3% of each participant's compensation contributed to this plan. The Company's contribution to the 401(k) plan for the year ended January 2, 1999 and January 3, 1998 was $247,000 and $185,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries

continued


(9)  Shareholders' Equity

     The Company has various stock option plans, which have granted incentive stock options (ISOs) and nonqualified stock options exercisable for periods of up to 10 years from date of grant at prices not less than fair market value at date of grant. Information with respect to options under these plans follows:

                                                           ISO                    Non-qualified
                                                         number                      number                 Weighted-average
                                                        of shares                   of shares                exercise price
------------------------------------------------------------------------------------------------------------------------------
     Outstanding at December 30, 1995                    911,500                     85,200                     $  6.00
     Granted                                             207,600                     54,600                       12.67
     Exercised                                           (85,400)                    (2,700)                       4.77
     Canceled                                            (14,600)                        --                        8.59
                                                       ---------                   --------                     -------
     Outstanding at December 28, 1996                  1,019,100                    137,100                        7.57
     Granted                                             127,200                     55,300                       11.16
     Exercised                                          (191,100)                    (1,400)                       3.34
     Canceled                                            (26,000)                        --                        9.76
                                                       ---------                   --------                     -------
     Outstanding at January 3, 1998                      929,200                    191,000                        8.83
     Granted                                             128,500                    156,500                       14.08
     Exercised                                          (205,600)                   (11,400)                       4.65
     Canceled                                             (7,100)                        --                       10.02
                                                       ---------                   --------                     -------
     Balance outstanding at January 2, 1999              845,000                    336,100                      $10.85
                                                       =========                   ========                     =======

     Options exercisable at January 2, 1999              386,500                    144,900
                                                       =========                   ========







                                             Options outstanding                               Options exercisable
                              -------------------------------------------------         ----------------------------------

                               Number       Weighted-average                              Number
          Range of           outstanding        remaining      Weighted-average         exercisable   Weighted-average
       exercise prices        at 1/2/99     contractual life    exercise price           at 1/2/99     exercise price
 -------------------------------------------------------------------------------------------------------------------------
      $ 5.00 and under          59,900           4.01              $  3.21                 59,900         $  3.21

         5.01 - 10.00          406,500           5.15              $  8.44                313,600         $  8.46

        10.01 - 15.00          695,000           8.08              $ 12.78                155,900         $ 12.45

       15.01 and over           19,700           8.95              $ 15.74                  2,000         $ 15.13
                              --------                                                    -------
                             1,181,100                                                    531,400
                             =========                                                    =======

     At January 2, 1999, the remaining number of ISO and nonqualified shares available for grant was 120,000.

     At January 2, 1999, January 3, 1998, and December 28, 1996, the options outstanding under these plans were held by 98, 109, and 105 employees, respectively, and had expiration dates ranging from 1999 to 2008.

     Stock appreciation rights may be issued subject to certain limitations. There were no rights outstanding at January 2, 1999, January 3, 1998, or December 28, 1996.

     Had the Company elected to determine compensation cost based on the fair value at the grant date, as alternatively permitted under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                                              1998                 1997                1996
                                                                              ---------------------------------------------
     Net earnings:
       As reported                                                          $9,767              $10,118              $8,257
       Pro forma                                                             8,580                9,395               7,517

     Earnings per share (diluted):
       As reported                                                             .98                 1.03                 .84
       Pro forma                                                               .87                  .96                 .76
                                                                            ======               ======              ======

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries
                                                                       continued


     Using the Black Scholes option-pricing model, the per-share, weighted-average fair value of stock options granted during 1998, 1997, and 1996 was $7.20, $4.93, and $5.97, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of January 2, 1999 and January 3, 1998 were:

                                                                                                   1998                1997
                                                                                                   ------------------------
     Expected dividend yield                                                                         0%                  0%
     Expected volatility                                                                            40%                 45%
     Risk-free interest rate                                                                       5.5%                5.5%
     Expected life-- ISO grants                                                               5.5 years           5.5 years
         Nonqualified grants                                                                  7.5 years           7.5 years

     Pro forma net earnings reflects only options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

     The Company has an employee stock purchase plan in which approximately 800 employees are eligible to participate. Under the terms of the Plan, employees receive options to acquire common shares at the lower of 85% of the fair market value on their enrollment date or at the end of each two year plan term.

                                                         Shares
                                                     subscribed
                                                     ----------
     Balance at December 30, 1995                       61,100
     Subscriptions                                          --
     Purchases                                         (24,900)
     Cancellations                                     (36,200)
                                                      --------
     Balance at December 28, 1996                           --
     Subscriptions                                      70,100
     Purchases                                              --
     Cancellations                                        (200)
                                                      --------
     Balance at January 3, 1998                         69,900
     Subscriptions                                         600
     Purchases                                              --
     Cancellations                                      (9,500)
                                                      --------
     Balance at January 2, 1999                         61,000
                                                      ========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     R.G. Barry Corporation and Subsidiaries
     continued


(10) Earnings per Share
     For the years ended: (earnings amounts in thousands)

                                                                                         1998
                                                               -------------------------------------------------------
                                                               Earnings                Shares             Per-share
                                                              (Numerator)           (Denominator)            amount
                                                              --------------------------------------------------------

      Basic EPS --
         Net earnings available to
            common shareholders                                  $9,767                 9,698                 $1.01
      Effect of dilutive securities--
         Stock options                                               --                   294                  (.03)
      Diluted EPS--
         Net earnings available to common
             shareholders plus assumed conversions                9,767                 9,992                   .98


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


                                                                                         1996
                                                                ---------------------------------------------------

                                                                 Earnings               Shares           Per-share
                                                                (Numerator)         (Denominator)          amount
                                                                ---------------------------------------------------
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

     Options to purchase 479,000 common shares at prices up to $16.43 were outstanding in 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries

                                                                       continued


(11) Preferred Share Purchase Rights

     In February, 1998, the Company's Board of Directors declared a distribution of one Preferred Share Purchase Right (Right) for each outstanding common share of the Company to shareholders of record on March 16, 1998. The new Rights replaced similar Rights issued in 1988 which expired on March 16, 1998. Under certain conditions, each new Right may be exercised to purchase one one-hundredth of a share of Series Junior I Participating Class A Preferred Shares, par value $1 per share, at an initial exercise price of $40. The Rights initially will be attached to the Common Shares. The Rights will separate from the Common Shares and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group has acquired, or obtained the right to acquire 20% or more of the Company's outstanding common shares (Share Acquisition Date) or 10 business days (or such later date as the Board shall determine) after the commencement of a tender or exchange offer that would result in a person or group beneficially owning 20% or more of the Company's outstanding common shares. The Rights are not exercisable until the Distribution Date.

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

     Each Class A Preferred Share is entitled to one-tenth of one vote, while Class B Preferred Shares are entitled to ten votes. The preferred shares are entitled to a preference in liquidation. None of these shares have been issued.

(12) Related-party Obligation

     The Company and a key executive have entered into an agreement pursuant to which the Company is obligated for up to two years after the death of the key executive to purchase, if the estate elects to sell, up to $4 million of the Company's common shares, at their fair market value. To fund its potential obligation to purchase such shares, the Company has purchased a $5 million life insurance policy on the key executive, the cash surrender value of which is included in other assets in the accompanying consolidated balance sheets. In addition, for a period of 24 months following the key executive's death, the Company will have a right of first refusal to purchase any common shares of the Company owned by the key executive at the time of his death if his estate elects to sell such shares. The Company would have the right to purchase such shares on the same terms and conditions as the estate proposes to sell such shares.

(13) Segment Reporting

     On January 4, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes new standards for the manner in which public enterprises report information about operating segments, their products and the geographic areas where they operate.

     The Company manufactures and markets comfort footwear for at-and-around-the-home and supplies thermal retention technology products. The Company considers its at-and-around-the-home comfort footwear group, "Barry Comfort", and the thermal retention technology products group, "Thermal", as its two operating segments.

     The accounting policies of the operating segments are substantially similar to those described in note 1, except that the disaggregated financial information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated among operating segments. Some of the more significant items include: a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and c) in some years, certain operating provisions.

     Revenues, and net property, plant and equipment, have been allocated to geographic areas based upon the location of the Company's operating unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R. G. Barry Corporation and Subsidiaries continued

     Revenues

                                                                              1998                 1997                1996
                                                                         --------------------------------------------------
                                                                                              (in thousands)
     United Kingdom                                                       $  5,597             $  5,535            $  5,901
     France                                                                  3,946                1,489                  --
     United States/North America                                           141,230              141,751             142,725
                                                                          --------             --------            --------
                                                                          $150,773             $148,775            $148,626
                                                                          ========             ========            ========


     Net Property, Plant and Equipment

                                                                              1998                 1997                1996
                                                                                              (in thousands)
                                                                          --------------------------------------------------
     United States                                                         $ 9,068              $10,221             $ 9,550
     Mexico                                                                  3,487                3,791               4,202
     Other                                                                     320                  219                 177
                                                                           -------              -------             -------
                                                                           $12,875              $14,231             $13,929
                                                                           =======              =======             =======


     Net Sales by Product Line

                                                                              1998                 1997                1996
                                                                                              (in thousands)
                                                                         ---------------------------------------------------
     Thermal retention technology products                                $ 11,182             $ 17,287            $ 25,102
     At-and-around-the-home comfort footwear                               139,591              131,488             123,524
                                                                          --------             --------            --------
                                                                          $150,773             $148,775            $148,626
                                                                          ========             ========            ========

     In 1998, one Barry Comfort customer accounted for approximately 22% of the Company's net sales. In 1997, three Barry Comfort customers accounted for approximately 20%, 11% and 10% of the Company's net sales. In 1996, three Barry Comfort customers accounted for approximately 15%, 12% and 10% of the Company's net sales and one Thermal customer accounted for approximately 11% of the Company's net sales.

     Other Segment Information

                                                                                                    Inter-
     1998                                                            Barry                         segment
     (in thousands)                                                Comfort         Thermal    Eliminations            Total
     -----------------------------------------------------------------------------------------------------------------------
     Net sales                                                    $139,591         $11,182         $    --         $150,773
     Depreciation and amortization                                   2,153             260              --            2,413
     Interest income                                                   641              --            (252)             389
     Interest expense                                                1,996             252            (252)           1,996
     Pre tax earnings (loss)                                        16,188            (457)           (252)          15,479
     Additions to property, plant, and equipment                       952             184              --            1,136
     Total assets devoted                                         $106,533         $ 7,571         $(2,759)        $111,345
                                                                  ========         =======         ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R. G. Barry Corporation and Subsidiaries continued


------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Inter-
     1997                                                            Barry                         segment
     (in thousands)                                                Comfort         Thermal    Eliminations            Total
------------------------------------------------------------------------------------------------------------------------------
     Net sales                                                    $131,488         $17,287         $    --         $148,775
     Depreciation and amortization                                   2,176             355              --            2,531
     Interest income                                                   593              --            (271)             322
     Interest expense                                                2,139             271            (271)           2,139
     Pre tax earnings                                               15,571           1,498            (271)          16,798
     Additions to property, plant, and equipment                     2,856              88              --            2,944
     Total assets devoted                                         $ 98,620         $ 8,987         $(2,933)        $104,674
                                                                  ========         =======         =======         ========

------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Inter-
     1996                                                            Barry                         segment
     (in thousands)                                                Comfort         Thermal    Eliminations            Total
------------------------------------------------------------------------------------------------------------------------------
     Net sales                                                    $123,524         $25,102         $    --         $148,626
     Depreciation and amortization                                   2,347             224              --            2,571
     Interest income                                                   490              --            (318)             172
     Interest expense                                                2,655             318            (318)           2,655
     Pre tax earnings                                               12,431           1,609            (318)          13,722
     Additions to property, plant, and equipment                     1,476             928              --            2,404
     Total assets devoted                                         $ 82,075         $10,028         $(3,036)        $ 89,067
                                                                  ========         =======         =======         ========


(14) Contingent Liabilities

     The Company has been named as defendant in various lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

INDEPENDENT AUDITORS' REPORT
R. G. Barry Corporation and Subsidiaries


The Board of Directors and Shareholders
R.G. Barry Corporation:

We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 2, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 2, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Columbus, Ohio
February 12, 1999

                             R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JANUARY 2, 1999


                                INDEX TO EXHIBITS


Exhibit No.    Description                                         Location
-----------    -----------                                         --------

  3(a)(1)      Articles of Incorporation of Registrant (as         Incorporated herein by reference to
               filed with Ohio Secretary of State on March 26,     Registrant's Annual Report on Form 10-K for
               1984)                                               the fiscal year ended December 31, 1988
                                                                   (File No. 0-12667) ("Registrant's 1988
                                                                   Form 10-K") [Exhibit 3(a)(i)]

  3(a)(2)      Certificate of Amendment to the Articles of         Incorporated herein by reference to
               Incorporation of Registrant Authorizing the         Registrant's 1988 Form 10-K
               Series I Junior Participating Class B Preferred     [Exhibit 3(a)(i)]
               Shares (as filed with the Ohio Secretary of
               State on March 1, 1988)

  3(a)(3)      Certificate of Amendment to the Articles of         Incorporated herein by reference to
               Registrant (as filed with the Ohio Secretary of     Registrant's 1988 Form 10-K
               State on May 9, 1988)                               [Exhibit 3(a)(i)]

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

  3(a)(5)      Certificate of Amendment to Articles of             Incorporated herein by reference to
               Incorporation of Registrant (as filed with the      Registrant's 1995 Form 10-K [Exhibit 3(c)]
               Ohio Secretary of State on September 1, 1995)

  3(a)(6)      Certificate of Amendment to Articles of             Incorporated herein by reference to
               Incorporation of Registrant (as filed with the      Registrant's Registration Statement on Form
               Ohio Secretary of State on May 30, 1997)            S-8, filed June 6, 1997 (Registration No.
                                                                   333-28671) [Exhibit 4(h)(6)]

  3(a)(7)      Certificate of Amendment to the Articles of         Incorporated herein by reference to
               Incorporation of Registrant Authorizing             Registrant's Annual Report on Form 10-K for
               Series I Junior Participating Class A Preferred     the fiscal year ended January 3, 1998 (File
               Shares (as filed with the Ohio Secretary of         No. 1-8769) ("Registrant's 1997 Form 10-K")
               State on March 10, 1998)                            [Exhibit 3(a)(7)]

Exhibit No.    Description                                         Location
-----------    -----------                                         --------

  3(a)(8)      Articles of Incorporation of Registrant             Incorporated herein by reference to
               (reflecting amendments through March 10, 1998)      Registrant's 1997 Form 10-K [Exhibit
               [for purposes of SEC reporting compliance only      3(a)(8)]
               -- not filed with the Ohio Secretary of State]

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

    4(a)       Trust Indenture, dated as of July 1, 1972, by       Incorporated herein by reference to
               and between Registrant and The Huntington           Registrant's Registration Statement on Form
               National Bank of Columbus, as Trustee               S-1, filed June 27, 1972 (Registration No.
                                                                   2-44432) [Exhibit 4(a)]

    4(b)       First Supplemental Trust Indenture, dated as of     Incorporated herein by reference to
               May 2, 1975, by and between Registrant and The      Registrant's Registration Statement on Form
               Huntington National Bank of Columbus, as Trustee    S-7, filed March 3, 1978 (Registration No.
                                                                   2-60888) [Exhibit 2(b)(ii)]

    4(c)       Second Supplemental Trust Indenture, dated as       Incorporated herein by reference to
               of April 1, 1978, by and between Registrant and     Registrant's Registration Statement on Form
               The Huntington National Bank of Columbus, as        S-7, filed March 3, 1978 (Registration No.
               Trustee                                             2-60888) [Exhibit 2(b)(iii)]

    4(d)       Third Supplemental Indenture, dated as of June      Incorporated herein by reference to
               22, 1984, between Registrant and The Huntington     Registrant's Current Report on Form 8-K
               National Bank, as Trustee                           dated June 22, 1984, filed June 26, 1984
                                                                   (File No. 1-7231) [Exhibit 4(d)]

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
               Registrant, The Bank of New York, The
               Huntington National Bank and NBD Bank

Exhibit No.    Description                                         Location
-----------    -----------                                         --------

    4(g)       Agreement to Extend Revolving Credit Agreement,     Incorporated herein by reference to
               dated May 1, 1997, among Registrant, The Bank       Registrant's Quarterly Report on Form 10-Q
               of New York, The Huntington National Bank and       for the fiscal quarter ended June 28, 1997
               NBD Bank                                            (File No. 1-8769) [Exhibit 4]

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

    9(a)       Zacks-Streim Voting Trust and amendments thereto    Incorporated herein by reference to
                                                                   Registrant's Annual Report on Form 10-K for
                                                                   the fiscal year ended January 2, 1993 (File
                                                                   No. 1-8769) [Exhibit 9]

    9(b)       Documentation related to extension of term of       Incorporated herein by reference to
               the Voting Trust Agreement for the Zacks-Streim     Registrant's 1995 Form 10-K [Exhibit 10(a)]
               Voting Trust

   10(a)       R. G. Barry Corporation Associates' Retirement      Incorporated herein by reference to
               Plan (As Amended and Restated Effective January     Registrant's 1997 Form 10-K [Exhibit 10(a)]
               1, 1996)

   10(b)       R. G. Barry Corporation Supplemental Retirement     Incorporated herein by reference to
               Plan                                                Registrant's Annual Report on Form 10-K for
                                                                   the fiscal year ended December 29, 1990
                                                                   (File No. 0-12667) [Exhibit 10(b)]

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

   10(d)       Employment Agreement, dated July 1, 1998,                                *
               between Registrant and Gordon Zacks

Exhibit No.    Description                                         Location
-----------    -----------                                         --------

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

   10(g)       Amended Split-Dollar Insurance Agreement, dated     Incorporated herein by reference to
               March 23, 1995, between Registrant and              Registrant's 1995 Form 10-K [Exhibit 10(h)]
               Gordon B. Zacks

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

   10(l)       R. G. Barry Corporation Employee Stock Purchase     Incorporated herein by reference to
               Plan (Reflects amendments and revisions for         Registrant's Registration Statement on Form
               stock dividends and stock splits through            S-8, filed August 18, 1993 (Registration
               May 11, 1993)                                       No. 33-67596) [Exhibit 4(r)]

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

   10(p)       Executive Employment Agreement, effective as of     Incorporated herein by reference to
               January 4, 1998, between Registrant and             Registrant's 1997 Form 10-K [Exhibit 10(p)]
               Charles E. Ostrander

   10(q)       Executive Employment Agreement, effective as of     Incorporated herein by reference to
               January 4, 1998, between Registrant and             Registrant's 1997 Form 10-K [Exhibit 10(q)]
               Christian Galvis

   10(r)       Restricted Stock Agreement, effective as of         Incorporated herein by reference to
               January 4, 1998, between Registrant and Charles     Registrant's 1997 Form 10-K [Exhibit 10(r)]
               E. Ostrander

   10(s)       Restricted Stock Agreement, effective as of         Incorporated herein by reference to
               January 4, 1998, between Registrant and             Registrant's 1997 Form 10-K [Exhibit 10(s)]
               Christian Galvis

   10(t)       Agreement, effective as of January 4, 1998,         Incorporated herein by reference to
               between Registrant and Richard L. Burrell           Registrant's 1997 Form 10-K [Exhibit 10(t)]

   10(u)       Agreement, effective as of January 4, 1998,         Incorporated herein by reference to
               between Registrant and Daniel D. Viren              Registrant's 1997 Form 10-K [Exhibit 10(u)]

   10(v)       Agreement, effective as of January 4, 1998,         Incorporated herein by reference to
               between Registrant and Harry Miller                 Registrant's 1997 Form 10-K [Exhibit 10(v)]

   10(w)       R. G. Barry Corporation Deferred Compensation       Incorporated herein by reference to
               Plan As Amended and Restated (Effective as of       Registrant's 1995 Form 10-K [Exhibit 10(v)]
               September 1, 1995)

Exhibit No.    Description                                         Location
-----------    -----------                                         --------

   10(x)       R. G. Barry Corporation Stock Option Plan for       Incorporated herein by reference to
               Non-Employee Directors (Reflects share splits       Registrant's 1997 Form 10-K [Exhibit 10(x)]
               and amendments through February 19, 1998)

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

   10(z)       Form of Stock Option Agreement used in              Incorporated herein by reference to
               connection with the grant of incentive stock        Registrant's 1997 Form 10-K [Exhibit 10(z)]
               options pursuant to the R. G. Barry Corporation
               1997 Incentive Stock Plan

   10(aa)      Form of Stock Option Agreement used in              Incorporated herein by reference to
               connection with the grant of non-qualified          Registrant's 1997 Form 10-K [Exhibit 10(aa)]
               stock options pursuant to the R. G. Barry
               Corporation 1997 Incentive Stock Plan

     13        Registrant's Annual Report to Shareholders for      Incorporated herein by reference to the
               the fiscal year ended January 2, 1999 (Not          financial statements portion of this Annual
               deemed filed except for the portions thereof        Report on Form 10-K beginning at page 18
               which are specifically incorporated by
               reference into this Annual Report on Form 10-K)

     21        Subsidiaries of Registrant                                               *

     23        Consent of Independent Auditors                                          *

     24        Powers of Attorney                                                       *

     27        Financial Data Schedule                                                  *


-------------------
*     Filed herewith