Form 10-Q
period 1999-04-03
BARRY R G CORP /OH/
filed 1999-05-12
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        April 3, 1999
                                      -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769

                            R. G. BARRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                              31-4362899
           ---------------------------------------------------------
           (State or other jurisdiction                 IRS Employer
        of incorporation or organization)         Identification Number)

          13405 Yarmouth Road NW, Pickerington, Ohio             43147
         --------------------------------------------------------------
         (Address of principal executive office)             (Zip Code)

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

    Common Shares, $1 Par Value, Outstanding as of April 3, 1999 - 9,598,922
                                                   -------------------------






                          Index to Exhibits at page 12

                               Page 1 of 13 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          April 3, 1999      January 2, 1999
                                                          -------------      ---------------
ASSETS:                                                            (in thousands)
   Cash and cash equivalents                                $  11,314              29,596
   Accounts receivable, less allowances                        14,871              15,985
   Inventory (note 3)                                          45,244              38,648
   Deferred income taxes                                        3,729               3,729
   Recoverable income taxes                                     1,214
   Prepaid expenses                                             2,317               2,275
                                                            ---------           ---------
         Total current assets                                  78,689              90,233
                                                            ---------           ---------

   Property, plant and equipment, at cost                      42,184              41,697
      Less accumulated depreciation & amortization             29,274              28,822
                                                            ---------           ---------
         Net property, plant and equipment                     12,910              12,875
                                                            ---------           ---------

   Goodwill, net of amortization                                4,086               4,114
   Other assets                                                 4,107               4,123
                                                            ---------           ---------
                                                            $  99,792             111,345
                                                            =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt
      and capital lease obligations                             2,278               2,278
   Accounts payable                                             5,614               6,581
   Accrued expenses                                             1,805               8,404
                                                            ---------           ---------
      Total current liabilities                                 9,697              17,263
                                                            ---------           ---------

   Accrued retirement costs and other, net                      5,570               5,288
   Long-term debt and capital lease obligations,
      excluding current installments:
      Note payable                                             10,714              10,714
                                                            ---------           ---------
            Total liabilities                                  25,981              33,265
                                                            ---------           ---------

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775,000 Class A shares,
         225,000 Series I Junior Participating
         Class A Shares, and 1,000,000 Class B
         shares, none issued
      Common shares, $1 par value
         Authorized 22,500,000 shares
         (excluding treasury shares)                            9,599               9,745
      Additional capital in excess of par value                14,164              15,357
      Deferred compensation                                      (197)               (204)
      Retained earnings                                        50,245              53,182
                                                            ---------           ---------
         Net shareholders' equity                              73,811              78,080
                                                            ---------           ---------
                                                            $  99,792             111,345
                                                            =========           =========



                               Page 2 of 13 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Thirteen            Thirteen
                                          weeks ended         weeks ended
                                            April 3,            April 4,
                                            --------            --------
                                              1999                1998
                                              ----                ----
                                                    (in thousands)
Net sales                                   $ 14,798             15,593
Cost of sales                                  6,154              5,446
                                            --------           --------
   Gross profit                                8,644             10,147
Selling, general and
   administrative expense                     13,438             11,337
                                            --------           --------
Operating loss                                (4,794)            (1,190)

Other income                                     145                104

Interest expense                                (306)              (383)
Interest income                                  248                217
                                            --------           --------
   Net interest expense                          (58)              (166)

Loss before income
   tax benefit                                (4,707)            (1,252)
Income tax benefit (note 4)                   (1,770)              (501)
                                            --------           --------
   Net loss                                 ($ 2,937)              (751)
                                            ========           ========

Net loss per common share (note 5)
      Basic                                 ($  0.30)             (0.08)
                                            ========           ========
      Diluted                               ($  0.30)             (0.08)
                                            ========           ========

Average number of common
   shares outstanding
      Basic                                    9,705              9,599
                                            ========           ========
      Diluted                                  9,705              9,599
                                            ========           ========






                               Page 3 of 13 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                      Thirteen            Thirteen
                                                                     weeks ended         weeks ended
                                                                       April 3,           April 4,
                                                                       --------           --------
                                                                         1999               1998
                                                                         ----               ----
                                                                               (in thousands)
Cash flows from operating activities:
   Net loss                                                           ($ 2,937)              (751)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization of
         property, plant and equipment                                     452                495
      Amortization of goodwill                                              28                 29
      Net (increase) decrease in:
         Accounts receivable, net                                        1,114              3,463
         Inventory                                                      (6,596)           (10,734)
         Prepaid expenses                                                  (42)               509
         Recoverable income taxes                                       (1,214)              (447)
         Other                                                              23                (66)
      Net increase (decrease) in:
         Accounts payable                                                 (967)               377
         Accrued expenses                                               (6,599)            (8,776)
         Accrued retirement costs and other                                282                227
                                                                      --------           --------
            Net cash used in operating activities                      (16,456)           (15,674)
                                                                      --------           --------


Cash flows from investing activities:
   Additions to property, plant and equipment, net                        (487)              (708)
                                                                      --------           --------


Cash flows from financing activities:
   Stock options exercised                                                   9                372
   Treasury share acquisitions                                          (1,348)                --
   Common shares granted as deferred compensation                           --               (230)
                                                                      --------           --------
         Net cash provided by (used in) financing activities            (1,339)               142
                                                                      --------           --------

Net decrease in cash                                                   (18,282)           (16,240)
Cash at the beginning of the period                                     29,596             22,495
                                                                      --------           --------
Cash at the end of the period                                         $ 11,314              6,255
                                                                      ========           ========

Supplemental cash flow disclosures:
   Interest paid                                                      $    624                769
                                                                      ========           ========
   Income taxes paid                                                  $  5,410              6,344
                                                                      ========           ========






                               Page 4 of 13 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
              for the periods ended April 3, 1999 and April 4, 1998

1. The interim financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 1999 and 1998 are both fifty-two week years.

3. A substantial portion of inventory is valued using the dollar value LIFO method and, therefore, it is impractical to separate inventory values between raw materials, work-in-process and finished goods.

4. Income tax benefit for the periods ended April 3, 1999 and April 4, 1998 consisted of:

                                                    1999         1998
                                                    ----         ----
                    Current:
                         U. S. Federal benefit     ($1,652)     ($  427)
                         State & Local                (118)         (74)
                                                   -------      -------
                              Total                ($1,770)     ($  501)
                                                   =======      =======


         The income tax benefit reflects a combined federal, foreign, state and local effective rate of 37.6 percent and 40.0 percent for the first quarter of 1999 and 1998, respectively, as compared to the statutory U.S. federal rate of 35.0 percent in both years.


         Income tax for the periods ended April 3, 1999 and April 4, 1998 differed from the amounts computed by applying the U. S. federal income tax rate of 35.0 percent to pretax loss as a result of the following:

                                                             1999         1998
                                                             ----         ----
                    Computed "expected"
                      tax benefit:
                         U. S. Federal benefit             ($1,647)     ($  439)
                         Other                                 (46)         (14)
                         State & Local benefit, net of
                           federal income tax benefit          (77)         (48)
                                                           -------      -------
                              Total                        ($1,770)     ($  501)
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





                               Page 5 of 13 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
              for the periods ended April 3, 1999 and April 4, 1998
                                   (continued)


6.       Segment Information - The Company maintains two operating segments:
         Barry Comfort manufactures and markets comfort footwear for at-and-around-the-home; and Thermal supplies thermal retention technology products. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, such as a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and c) certain operating provisions.

               1999                   Barry                          Intersegment
          (in thousands)             Comfort            Thermal      Eliminations        Total
                                     -------            -------      ------------        -----
Net sales                           $ 13,834         $    964                          $ 14,798
Depreciation and
     amortization                        389               63                               452
Interest income                          297               --              (49)             248
Interest expense                         306               49              (49)             306
Pre tax earnings (loss)               (3,737)            (970)                           (4,707)
Additions to property, plant
     and equipment                       407               80                               487
Total assets devoted                $ 94,775         $  8,082         ($ 3,065)        $ 99,792
                                    ========         ========         ========         ========




               1998                   Barry                       Intersegment
          (in thousands)             Comfort         Thermal      Eliminations        Total
                                     -------         -------      ------------        -----
Net sales                           $ 15,358        $    235                        $ 15,593
Depreciation and
     amortization                        432              63                             495
Interest income                          268              --             (51)            217
Interest expense                         383              51             (51)            383
Pre tax earnings (loss)                 (839)           (413)                         (1,252)
Additions to property, plant
     and equipment                       632              76                             708
Total assets devoted                $ 90,268        $  8,264        ( $2,639)       $ 95,893
                                    ========        ========        ========        ========








                               Page 6 of 13 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Company ended the first quarter of 1999 with $69.0 million in net working capital. This compares with $61.9 million at the end of the same quarter in 1998, and $73.0 million as of the end of the 1998 fiscal year. The increase in net working capital from the end of the first quarter of 1998 to the end of the first quarter of 1999 is primarily due to the profit that the Company earned during fiscal 1998, offset by the increased loss during the first quarter of 1999. The decline in working capital from fiscal year end 1998 to the end of the first quarter of 1999, is mainly due to the seasonal loss in the first quarter of 1999, plus the Company's purchase, in the open market, of about $1.3 million of its common shares to be held in Treasury.

The primary components of the Company's net working capital have changed as follows:

o Accounts receivable increased from $13.5 million at the end of the first quarter of 1998, to $14.9 million at the end of the first quarter of 1999, and decreased by $1.1 million since the end of fiscal 1998. The increase in receivables from first quarter 1998 to 1999 is mainly due to a slow down in collection of accounts. The Company believes that this slow down is attributable to customers' increasing the amount of returned merchandise in 1999, which will offset customers' balances due. The decrease in receivables from the end of fiscal 1998 to the end of the first quarter of 1999 mainly represents a normal seasonal pattern in collection of accounts.

o Inventories ended the first quarter of 1999, at $45.2 million compared with $46.3 million one year ago, and $38.6 million as of the end of fiscal 1998. The Company has set a goal for itself of reducing its levels of inventory during 1999, from those levels maintained in the prior year or so. The modest decline in the first quarter when compared with the same quarter one year ago, is the first step in that program of lowering inventory levels. The increase in inventories from the end of fiscal 1998 to the end of the first quarter 1999 reflects a normal seasonal pattern of inventory growth, as the Company prepares for anticipated shipments to customers later in the year.

o The Company ended the first quarter of 1999 with $11.3 million in cash and cash equivalents, compared with $6.3 million at the end of the first quarter of 1998. The Company ended fiscal 1998 with $29.6 million in cash and cash equivalents. There were no short-term seasonal bank loans outstanding during either quarter, or as of the end of fiscal 1998.

o During the first quarter of 1999, the Company commenced a program to repurchase up to five percent of its common shares, intending to hold those common shares in Treasury. During the first quarter of 1999, the Company acquired about one and one-half percent of the outstanding, spending about $1.3 million. The Company expects that program to continue during the balance of 1999, depending upon the availability of common shares and market conditions at any point in time.

The Company's capital expenditures during the first quarter of 1999, amounted to $487 thousand, compared with $708 thousand during the same period of 1998. Capital expenditures in both years were funded out of working capital.

The Company currently has in place a Revolving Credit Agreement ("Revolver"), with its three main lending banks. The Revolver provides the Company a seasonally adjusted available line of credit ranging from $6 million during January, to a peak of $51 million from July through November. The Revolver contains financial covenants the Company believes are typical of agreements of its type and duration. The Company is in compliance with all the covenants of the Revolver, and all other debt agreements. The Revolver currently extends through 2000 and provides for periodic extensions upon request and with the approval of the banks. The Company intends to request an extension through 2001 later in 1999, and anticipates the banks granting an extension.

Impact of Recently Issued Accounting Standards
----------------------------------------------
In January 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires that certain



                               Page 7 of 13 pages

           Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage (as defined in the SOP) in an internal-use computer software development project be expensed as incurred. The adoption of SOP 98-1 did not affect results of operations or financial position of the Company.

In addition, in January 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities ". The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The adoption of SOP 98-5 did not affect results of operations or financial position.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Year 2000 Readiness Disclosures
-------------------------------
     The Company has conducted a review of its key financial, information and operating systems to determine the extent to which it is exposed to so-called year 2000 computer date problems. The Company believes that all of its critical application systems have been converted to correct for potential problems. During 1998, the Company conducted extensive tests, which have confirmed the readiness of its systems. Key suppliers and electronic trading partners have been contacted to obtain their commitments to conversion and readiness, so as to minimize problems relating to the exchange of electronic data. The Company has not separately identified the costs associated with its conversion, but estimates that the costs incurred, which have been expensed as incurred, have not been material, and does not anticipate the future impact on its financial condition, results of operations or cash flows will be material. The possibility exists that the Company's conversion could inadvertently fail, although the Company believes that the impact of such an occurrence would be manageable and minor in impact as a result of substantial equipment and software upgrades implemented in recent years. The Company is not dependent upon any one customer or any one supplier to conduct its business and the Company believes that should one of its suppliers or customers prove not to become year 2000 compliant in a timely manner, the Company can revert to alternative compliant suppliers or resort to increased use of traditional methods of transacting business to satisfy its customer needs. If in the future, the Company uncovers additional risks associated with year 2000 compliance, the Company will develop contingency plans at that time as deemed necessary.

Results of Operations
---------------------
During the first quarter of 1999, net sales amounted to $14.8 million, a 5.1 percent decrease in net sales from the first quarter of 1998. The primary cause of the net sales decline relates to a strategic change made by several national chain department store customers. These customers decided to purchase a portion of their slippers from other suppliers utilizing their own private labels, reducing the amount of Dearfoams(R) brand slippers they purchase. This decision accounted for a sizable portion of the decline in net sales during the first quarter. Unless these national chains reverse their current strategy, the Company expects this erosion of net sales to national chains will continue to offset sales gains in other areas - to mass merchandisers, traditional department stores, and internationally. Adding to the sales decline, is a


                               Page 8 of 13 pages

           Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

slowing of sales of thermal retention elements used by a strategic alliance customer in its consumer houseware products. [See also financial statements note 6 for selected segment information.]

Gross profit during the first quarter, amounted to $8.6 million, compared with $10.1 million during the same quarter in 1998. Lower net sales during 1999 reduced gross profit. As a percent of net sales, gross profit during the first quarter of 1999 was 58.4 percent compared with 65.1 percent during the first quarter of 1998. The Company's desire to bring about an orderly reduction in inventory levels throughout 1999 had a negative impact on gross profit, as lowering inventory was accomplished in part, by necessarily running plants at less than full capacity during the quarter.

Selling, general and administrative expenses during the quarter, at $13.4 million, represent an increase of 18.5 percent from similar expenses incurred during the first quarter of 1998. The increase in these expenses was much greater than the increase in net sales. The Company has decided to continue with several long-term productivity related projects that will have a negative impact short term on expenses. The Company believes that the long-term benefit of the projects will offset the short-term costs. An example of this type of project is the startup of a new warehouse in San Antonio, Texas, intended to handle warehousing needs for future years. The costs of that expansion have been expensed during the quarter, even though the warehouse will not reach full utility until later in the year.

Net interest expense declined from 1998 to 1999. During the first quarter of 1999, net interest expense amounted to $58 thousand compared with $166 thousand in the first quarter of 1998. With improved liquidity during the first quarter, the Company had excess funds to invest seasonally, earning more interest income on short-term instruments in 1999 than during the first quarter of 1998.

For the first quarter of 1999, the Company incurred a loss of $2.9 million, or $0.30 per share, compared with a loss of $751 thousand, or $0.08 per share during the same quarter of 1998. Per share calculations from both years are the same for both basic loss per share and for diluted loss per share.

--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effect of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; inherent risks of international development, including foreign currency risks; implementation of the Euro, economic, regulatory and cultural difficulties or delays in the Company's development outside the United States; the Company's ability to improve its processes and business practices to keep pace with the economic, competitive and technological environment, including successfully addressing year 2000 issues; capacity, efficiency, and supply constraints; weather conditions; and other risks detailed in the Company's press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated.
--------------------------------------------------------------------------------




       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

No response required


                               Page 9 of 13 pages

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------
         On September 10, 1998, the Company filed a lawsuit for patent infringement of United States Patent No. 5,790,962 against Domino's Pizza, Inc. and Phase Change Laboratories, Inc. The case was filed on behalf of both the Company and its subsidiary Vesture Corporation in the United States District Court for the Middle District of North Carolina. The '962 patent covers an invention which maintains the desired temperature of food and other items using a phase change material. Domino's Pizza, Inc. purchases a product which it calls the "Heat Wave" system. The product is manufactured by Phase Change Laboratories, Inc. The Company believes that the product infringes upon the '962 Patent. The Company seeks damages, attorney's fees and injunction against further infringement by both defendants. The matter is currently in discovery. A mediator has been selected to aid in settlement discussions. The Company has moved to amend the case to add a claim for deceptive advertising. The case has been assigned Civil Action No. 1:98CV00802.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
         (a) and (b) Not Applicable

         (c) As of March 1, 1999, each of Charles E. Ostrander and Christian Galvis was issued 1,250 common shares of the Company. These common shares were issued in respect of the Company's 1998 fiscal year in accordance with the terms of Restricted Stock Agreements, effective as of January 4, 1998, between the Company and each of Messrs. Ostrander and Galvis. The common shares had a market value of $8.50 per share on the date of issuance. The common shares were issued in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of persons to whom the common shares were "sold" and the status of each of such individuals as an executive officer and director of the Company.

         (d) Not Applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------
         (a), (b) Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         (a) - (d) Not Applicable

Item 5.  Other Information
--------------------------
         No response required

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
         (a) Exhibits: See Index to Exhibits at page 12.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended April 3, 1999.


                              Page 10 of 13 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 R. G. BARRY CORPORATION
                                                 ------------------------------
                                                 Registrant

May 12, 1999
------------
  date
                                                 /s/ Richard L. Burrell
                                                 Richard L. Burrell
                                                 Senior Vice President - Finance
                                                 (Principal Financial Officer)
                                                 (Duly Authorized Officer)



                              Page 11 of 13 pages

                             R. G. BARRY CORPORATION

                                INDEX TO EXHIBITS

      Exhibit Number               Description                          Page Number
      --------------               -----------                          -----------

            27               Financial Data Schedule                        13
                             (Period ended April 3, 1999)





                              Page 12 of 13 pages