Form 10-Q
period 1999-07-03
BARRY R G CORP /OH/
filed 1999-08-16
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 3, 1999
                                ------------------------

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

                13405 Yarmouth Road NW, Pickerington, Ohio 43147
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                           Yes    X      No
                               -------      -------

     Common Shares, $1 Par Value, Outstanding as of July 3, 1999 - 9,328,477
                                                    ------------------------


                          Index to Exhibits at page 14

                               Page 1 of 23 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                        R. G. BARRY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                        July 3, 1999    January 2, 1999
                                                        ------------    ---------------
                                                                (in thousands)
ASSETS:
   Cash and cash equivalents                              $  8,393           29,596
   Accounts receivable, less allowances                     10,768           15,985
   Inventory (note 3)                                       54,431           38,648
   Deferred income taxes (note 4)                            3,729            3,729
   Recoverable income taxes                                  3,464               --
   Prepaid expenses                                          2,322            2,275
                                                          --------          -------
         Total current assets                               83,107           90,233
                                                          --------          -------

   Property, plant and equipment, at cost                   43,751           41,697
      Less accumulated depreciation & amortization          29,772           28,822
                                                          --------          -------
         Net property, plant and equipment                  13,979           12,875
                                                          --------          -------

   Goodwill, less accumulated amortization                   4,057            4,114
   Other assets                                              4,124            4,123
                                                          --------          -------
                                                          $105,267          111,345
                                                          ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt
      and capital lease obligations                          2,278            2,278
   Short-term notes payable                                 13,500               --
   Accounts payable                                          8,508            6,581
   Accrued expenses                                            661            8,404
                                                          --------          -------
      Total current liabilities                             24,947           17,263
                                                          --------          -------

   Accrued retirement costs and other, net                   5,882            5,288

   Long-term debt excluding current installments:
      Note payable                                           8,571           10,714
                                                          --------          -------
            Total liabilities                               39,400           33,265
                                                          --------          -------

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775,000 Class A shares,
         225,000 Series I Junior Participating
         Class A shares, and 1,000,000 Class B
         shares, none issued                                    --               --
      Common shares, $1 par value
        Authorized 22,500,000 shares
         (excluding treasury shares)                         9,328            9,745
      Additional capital in excess of par value             11,976           15,357
      Deferred compensation (note 6)                          (506)            (204)
      Retained earnings                                     45,069           53,182
                                                          --------          -------
         Net shareholders' equity                           65,867           78,080
                                                          --------          -------
                                                          $105,267          111,345
                                                          ========          =======

                               Page 2 of 23 pages

                              R. G. BARRY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Thirteen weeks ended             Twenty-six weeks ended
                                            --------------------             ----------------------
                                          July 3,          July 4,          July 3,         July 4,
                                           1999             1998             1999            1998
                                           ----             ----             ----            ----
                                                                (in thousands)
Net sales                                 $15,183          $16,910           29,981          32,503
Cost of sales                              10,315            8,180           16,469          13,626
                                          -------          -------          -------         -------
   Gross profit                             4,868            8,730           13,512          18,877
Selling, general and
   administrative expense                  13,003           11,103           26,441          22,440
                                          -------          -------          -------         -------
Operating loss                             (8,135)          (2,373)         (12,929)         (3,563)

Other income                                  139               87              284             191

Interest expense                             (331)            (401)            (637)           (784)
Interest income                                53               24              301             241
                                          -------          -------          -------         -------
   Net interest expense                      (278)            (377)            (336)           (543)

Loss before income
   tax benefit                             (8,274)          (2,663)         (12,981)         (3,915)
Income tax benefit (note 4)                (3,098)          (1,065)          (4,868)         (1,566)
                                          -------          -------          -------         -------
   Net loss                               $(5,176)         $(1,598)          (8,113)         (2,349)
                                          =======          =======          =======         =======

Net loss per common share (note 5)
      Basic                               $ (0.55)         $ (0.16)           (0.85)          (0.24)
                                          =======          =======          =======         =======
      Diluted                             $ (0.55)         $ (0.16)           (0.85)          (0.24)
                                          =======          =======          =======         =======

Average number of common
   shares outstanding
      Basic                                 9,428            9,695            9,566           9,647
                                          =======          =======          =======         =======
      Diluted                               9,428            9,695            9,566           9,647
                                          =======          =======          =======         =======

                               Page 3 of 23 pages

                       R. G. BARRY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                         Twenty-six       Twenty-six
                                                         weeks ended      weeks ended
                                                        July 3, 1999     July 4, 1998
                                                        ------------     ------------
                                                                (in thousands)
Cash flows from operating activities:
   Net loss                                               $ (8,113)         (2,349)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization of
         property, plant and equipment                         950             871
      Amortization of goodwill                                  57              58
      Net (increase) decrease in:
         Accounts receivable, net                            5,217           6,248
         Inventory                                         (15,783)        (24,011)
         Prepaid expenses                                      (47)              1
         Recoverable income taxes                           (3,464)         (1,113)
         Other                                                  14            (193)
      Net increase (decrease) in:
         Accounts payable                                    1,927           1,653
         Accrued expenses                                   (7,743)         (9,748)
         Accrued retirement costs and other                    594             415
                                                          --------         -------
            Net cash used in operating activities          (26,391)        (28,168)
                                                          --------         -------

Cash flows from investing activities:
   Additions to property, plant and equipment, net          (2,054)           (639)
                                                          --------         -------

Cash flows from financing activities:
   Proceeds from short-term notes                           13,500          10,500
   Stock options exercised                                      34             342
   Treasury share acquisitions                              (4,149)             --
   Repayment of long-term debt and
      capital lease obligations                             (2,143)         (2,143)
                                                          --------         -------
         Net cash provided by financing activities           7,242           8,699
                                                          --------         -------

Net decrease in cash                                       (21,203)        (20,108)
Cash at the beginning of the period                         29,596          22,495
                                                          --------         -------
Cash at the end of the period                             $  8,393           2,387
                                                          ========         =======

Supplemental cash flow disclosures:
   Interest paid                                          $  1,295           1,532
                                                          ========         =======
   Income taxes paid                                      $  5,477           6,933
                                                          ========         =======

                               Page 4 of 23 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
                              for the Periods ended
                          July 3, 1999 and July 4, 1998

1. These interim financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31. Fiscal 1999 and fiscal 1998 are both fifty-two week years.

3. A substantial portion of inventory is valued using the dollar value LIFO method and, therefore, it is impractical to separate inventory values between raw materials, work-in-process and finished goods.

4. Income tax benefit for the periods ended July 3, 1999 and July 4, 1998, consists of:

                                                           1999         1998
                                                           ----         ----
                    Current:
                         U. S. Federal                   $(4,518)     $(1,335)
                         State & Local                      (350)        (231)
                                                         -------      -------
                              Total                      $(4,868)     $(1,566)
                                                         =======      =======

     The income tax benefit reflects a combined federal, foreign, state and local effective rate of 37.5 percent and 40.0 percent for the first half of 1999 and 1998, respectively, as compared to the statutory U. S. federal rate of 35.0 percent in both years.

     Income tax for the periods ended July 3, 1999 and July 4, 1998 differed from the amounts computed by applying the U. S. federal income tax rate of
     35.0 percent to pretax loss as a result of the following:

                                                         1999            1998
                                                         ----            ----
              Computed "expected"
                tax benefit:
                   U. S. Federal benefit               $(4,543)        $(1,370)
                   Other                                   (97)            (46)
                   State & Local benefit, net of
                     federal income tax benefit           (228)           (150)
                                                       -------         -------
                        Total                          $(4,868)        $(1,566)
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

6. In May 1999, the Company issued 50,000 restricted common shares pursuant to a Restricted Stock Agreement with its Chairman and Chief Executive Officer. The shares may not be disposed of or transferred by the holder until the restrictions lapse, however, the shares are entitled to full voting and all other rights. The restrictions lapse at the rate of 20% per year through May 2004, provided, however that the restricted shares may be forfeited if the holder terminates his employment under certain circumstances.

                               Page 5 of 23 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
               for the periods ended July 3, 1999 and July 4, 1998
                                   (continued)

7. Segment Information - The Company maintains two operating segments: Barry Comfort manufactures and markets comfort footwear for at-and-around-the-home; and Thermal supplies thermal retention technology products. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, such as a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and c) certain operating provisions.

                 1999                      Barry                           Intersegment
            (in thousands)                Comfort           Thermal        Eliminations         Total
                                          -------           -------        ------------         -----
     Net sales                            $ 28,093          $ 1,888                           $ 29,981
     Depreciation and
          Amortization                         824              126                                950
     Interest income                           415               --              (114)             301
     Interest expense                          637              114              (114)             637
     Pre tax earnings (loss)               (10,187)          (2,794)                           (12,981)
     Additions to property, plant
          and equipment                      1,953              101                              2,054
     Total assets devoted                 $102,558          $ 7,403           $(4,694)        $105,267
                                          ========          =======           =======         ========

                 1998                      Barry                           Intersegment
            (in thousands)                Comfort           Thermal        Eliminations         Total
                                          -------           -------        ------------         -----
     Net sales                            $ 31,095           $1,408                           $ 32,503
     Depreciation and
          amortization                         763              108                                871
     Interest income                           351               --              (110)             241
     Interest expense                          784              110              (110)             784
     Pre tax earnings (loss)                (2,956)            (959)                            (3,915)
     Additions to property, plant
          and equipment                        563               76                                639
     Total assets devoted                 $ 99,192           $7,562           $(3,410)        $103,344
                                          ========           ======           =======         ========

                               Page 6 of 23 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Company ended the second quarter of 1999 with $58.2 million in net working capital. This compares with $58.9 million at the end of the same quarter in 1998, and $73.0 million at the end of fiscal 1998.

During the first half of 1999, the Company purchased, in the open market, approximately 478 thousand of its common shares, totaling about $4.2 million, to be held in Treasury.

The Company's capital expenditures during the first half of 1999, amounted to $2.1 million, compared with $637 thousand during the same period of 1998. Capital expenditures in 1999, are higher than in a normal year, primarily due to projects relating to equipping a new warehouse in San Antonio, Texas; the start-up of a plant in the Dominican Republic; and the purchase of a warehouse in Goldsboro, North Carolina, formerly leased by the Company. Capital expenditures in both years have been funded out of working capital.

The decreases in net working capital from the end of the second quarter of 1998, and from the end of fiscal 1998, to the end of the second quarter of 1999, are due mainly to the $4.2 million purchase of Treasury shares during the first half of 1999, the higher than normal capital expenditures during the first half of 1999, and the $2.1 million scheduled periodic payment on long-term debt made during the second quarter of 1999.

Highlights of the significant changes in the components of the Company's net working capital are:
o Accounts receivables at the end of the second quarter of 1999, at $10.8 million, were essentially flat when compared with the $10.7 million at the end of the second quarter of 1998. The decline in accounts receivable from the $16.0 million at the end of fiscal 1998, represents a normal seasonal pattern of change in receivables.
o Inventories at the end of the second quarter of 1999, at $54.4 million, are about 8.7 percent reduced from the inventory levels of $59.6 million one-year ago, although increased from $38.6 million at the end of fiscal 1998. The decrease in inventories from the end of the second quarter of 1998 to the end of the second quarter of 1999 is the result of a planned reduction in general inventory levels. The Company previously has stated that it intends to reduce its inventory levels from those that had been maintained at the end of fiscal 1998. This reduction is the first step in the program to reduce inventories. The increase in inventories from the end of fiscal 1998, reflects normal seasonal patterns of inventories in anticipation of supporting sales later in the year.
o The Company ended the second quarter of 1999, with $8.4 million in cash and $13.5 million in short-term bank loans. This compares with the second quarter of 1998, when the Company had $2.4 million in cash and $10.5 million in short-term bank loans. The higher than normal cash balances and the increase in short-term bank loans, at the end of the second quarter, was largely due to the anticipated acquisition of an 80% interest in Fargeot et Compagnie SA of France. In May 1999, the Company announced its intent to acquire an 80% interest in Fargeot, a privately-held French slipper maker, for approximately $4 million. The acquisition of the interest in Fargeot was in the process of completion at the end of the second quarter, and was completed late in July 1999. There were no short-term bank loans outstanding at the end of fiscal 1998.

The Company currently has in place a Revolving Credit Agreement ("Revolver"), with its three main lending banks. The Revolver provides the Company a seasonally adjusted available line of credit ranging from $6 million during January, to a peak of $51 million from July through November. The Company believes that the Revolver contains financial covenants typical of agreements of its type and duration. The Company is in compliance with all the covenants of the Revolver, and all other debt agreements. The Revolver, which contains provisions for periodic extensions upon request and with the approval of the banks, was recently extended through 2001.

                               Page 7 of 23 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

Impact of Recently Issued Accounting Standards
----------------------------------------------
In January 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage (as defined in SOP 98-1) in an internal-use computer software development project be expensed as incurred. The adoption of SOP 98-1 did not affect results of operations or financial position of the Company.

In addition, in January 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities ". The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The adoption of SOP 98-5 did not affect results of operations or financial position.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

Results of Operations
---------------------
During the second quarter of 1999, net sales amounted to $15.2 million, a 10.2 percent decline when compared with sales of $16.9 million during the second quarter of 1998. For the six months, net sales amounted to $30.0 million, a 7.8 percent decline in net sales when compared with the first six months of 1998. As noted in the first quarter Form 10-Q, the primary cause of the decline in net sales relates to a strategic change made by several national chain department store customers.

                               Page 8 of 23 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

These customers have decided to purchase a portion of their slippers directly from other suppliers believed to be in the orient, utilizing their own private label brands, reducing the amount of Dearfoams(R) brand slippers that they purchase. This decision accounted for a sizable portion of the decline in net sales during the periods. Unless these national chains reverse their current strategy, the Company expects this erosion of net sales to national chains will continue to offset sales gains in other areas of the Company - mass merchandisers, traditional department stores and in international markets.

In addition, in the first quarter Form 10-Q, the Company discussed that a slowdown in sales to a strategic alliance consumer housewares customer, Corning Consumer Products, contributed to the decline in net sales. Corning has considered an alternative technology supply, which the Company believes is cheaper although less effective that the Company's thermal retention technology. The Company believes that Corning has made their decision to pursue that alternative source of supply. As such, the Company believes that any additional sales to Corning will be insignificant.

Gross profit during the second quarter, amounted to $4.9 million, or 32.1 percent of net sales. This compares with gross profit of $8.7 million or 51.6 percent in the same quarter of 1998. For the six months, gross profit percent also decreased to 45.1 percent in 1999 compared with 58.1 percent in 1998. The Company's goal of bringing about an orderly reduction in inventory levels throughout 1999 has had a negative impact on gross profit. Lowering inventory has been accomplished mainly by operating manufacturing plants throughout most of the first half of 1999, at less than full capacity and at lower efficiencies. In addition, during the first half, the Company sold previously marked-down excess and out of season inventory at a lower than normal gross profit margins.

Selling, general and administrative expenses during the quarter amounted to $13.0 million, an increase of 17.1 percent from the same quarter one-year ago. For the six months these expenses amounted to $26.4 million, an increase of 17.8 percent from the same six months last year. These expensed increased during the period, even though net sales declined. As noted last quarter, the Company has decided to continue with several long-term productivity related projects that will have a negative impact short-term on expenses, although the Company believes that the long-term benefits of these projects will outweigh the short-term costs.

Net interest expense declined from 1998 to 1999. During the second quarter of 1999, net interest expense amounted to $278 thousand compared with $377 thousand in the same period of 1998. For the six months, net interest expense also declined to $336 thousand in 1999 from $543 thousand in 1998. The decrease in net interest expense is principally due to the Company's lower average usage of its Revolver throughout most of the first half of 1999, when compared with 1998.

For the second quarter of 1999, the Company incurred a net loss of $5.2 million, or $0.55 per share, compared with a net loss during the same quarter of 1998 of $1.6 million, or $0.16 per share. For the six months, the Company incurred a net loss in 1999 of $8.1 million, or $0.85 per share, compared with a net loss in 1998 of $2.3 million, or $0.24 per share. Per share calculations for both years are the same for both basic loss per share and for diluted loss per share.

                               Page 9 of 23 pages

--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; inherent risks of international development, including foreign currency risks; implementation of the Euro; economic, regulatory and cultural difficulties or delays in the Company's development outside the United States; the Company's ability to improve its processes and business practices to keep pace with the economic, competitive and technological environment, including successfully addressing year 2000 issues; capacity, efficiency, and supply constraints; weather conditions; and other risks detailed in the Company's press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting the Company and the impact of such events may vary from those currently anticipated.
--------------------------------------------------------------------------------

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks
----------------------
The Company transacts business in various foreign countries. Its primary foreign currency net cash outflows occur in Mexico and China. Beginning later in 1999, the Company also expects to incur net cash outflows in the Dominican Republic. The Company does not hedge its anticipated foreign currency cash outflows in the Mexican Peso or the Chinese Renminbi, and does not anticipate hedging the Dominican Peso, as these currencies generally have declined in value, over time, when compared with the U. S. Dollar. In addition, forward contracts in these currencies are neither readily nor economically available.

The Company's primary foreign currency net cash inflows are generated from Canada and Western Europe. The Company does employ a foreign currency hedging program utilizing currency forward exchange contracts for its anticipated net cash inflows in the Canadian Dollar, British Pound, and French and Swiss Francs. Under this program, increases or decreases in the Company's net local operating revenue and expenses as measured in U. S. Dollars are partially offset by realized gains and losses on hedging instruments. The goal of the hedging program is to economically fix the exchange rates on the Company's projected foreign currency net cash inflows. The Company does not use foreign currency forward contracts for trading purposes.

All foreign currency contracts are marked-to-market and unrealized gains and losses are included in the current period's calculation of net income. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in net income in advance of the actual projected foreign currency net cash flows. This often results in a mismatch of accounting gains and losses, and transactional foreign currency net cash flow gains and losses.

The Company believes that the impact of these foreign currency forward contracts is not material to the Company's financial condition or results of operations. At the end of the second quarter of 1999, the Company had foreign currency contracts outstanding to sell forward the following currencies. All contracts mature later in 1999.

                                Nominal Amount     Approximate        Estimated Fair   Unrealized Gain
                                 in thousands        Average           Value as of     or (Loss), as of
                                  US Dollars      Exchange Rate        July 3, 1999      July 3, 1999
Canadian Dollar                     $  407        US$1 = C$ 1.47          $  410             $ (3)
Pound Sterling                      $1,792        US$1 = (pound) 0.61     $1,734             $ 58
French Francs                       $1,518        US$1 = FF 5.93          $1,405             $113
Swiss Francs                        $  422        US$1 = SF 1.42          $  383             $ 39

                               Page 10 of 23 pages

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
         On September 10, 1998, the Company filed a lawsuit for patent infringement of United States Patent No. 5,790,962 against Domino's Pizza, Inc. and Phase Change Laboratories, Inc. The case was filed on behalf of both the Company and its subsidiary Vesture Corporation in the United States District Court for the Middle District of North Carolina. The '962 patent covers an invention which maintains the desired temperature of food and other items using a phase change material. Domino's Pizza, Inc. purchases a product, which it calls the "Heat Wave" system. The product is manufactured by Phase Change Laboratories, Inc. The Company believes that the product infringes upon the '962 Patent. The Company seeks damages, attorney's fees and injunction against further infringement by both defendants. The matter is currently in discovery. A mediator has been selected to aid in settlement discussions. The case has been amended to add a claim for deceptive advertising. The case has been assigned Civil Action No. 1:98CV00802.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         (a)  and (b) Not Applicable

         (c) As of May 13, 1999, the Company issued 50,000 restricted common shares, formerly held in treasury, pursuant to the terms of a Restricted Stock Agreement, between the Company and Mr. Gordon Zacks, Chairman and Chief Executive Officer of the Company. The common shares had a market value of $8.375 per share on the date of issuance. The common shares were issued in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the fact that there was only one individual to whom the common shares were "sold" and the status of that individual as an executive officer and director of the Company.

         (d) Not Applicable


Item 3.  Defaults Upon Senior Securities
----------------------------------------

         (a), (b) Not Applicable

                               Page 11 of 23 pages

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 13, 1999. At the close of business on the record date, March 15, 1999, 9,747,100 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 8,071,951 or 82.8% of the outstanding common shares entitled to vote were represented in person or by proxy.

         (b) Directors elected at the Annual Meeting were:
             Gordon Zacks
                 For:        7,893,317
                 Withheld:     178,634             Broker non-vote :      none

             Christian Galvis
                 For:        7,897,195
                 Withheld:     174,756             Broker non-vote :      none
             Roger E. Lautzenhiser
                 For:        7,838,006
                 Withheld:     233,945             Broker non-vote :      none

             Other directors whose term of office continued after the Annual
             Meeting:
             Edward M. Stan                   Harvey M. Krueger
             Richard L. Burrell               William Giovanello
             Philip G. Barach                 Leopold Abraham II

         (c) See Item 4(b) for the voting results for directors

             Proposal to amend the R. G. Barry Corporation 1997 Incentive Stock Plan to increase the number of common shares available thereunder from 450,000 to 900,000 shares:
                 For:        6,458,535             Against:            1,443,947
                 Abstain:      169,469             Broker non-vote :      none

         (d) Not Applicable


Item 5.  Other Information
--------------------------

         No response required


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibits: See Index to Exhibits at page 14.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended July 3, 1999.

                               Page 12 of 23 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 R. G. BARRY CORPORATION
                                                 -----------------------
                                                 Registrant
August 16, 1999
---------------
     date
                                                 /s/ Richard L. Burrell
                                                 -------------------------------
                                                 Richard L. Burrell
                                                 Senior Vice President - Finance
                                                 (Principal Financial Officer)
                                                 (Duly Authorized Officer)

                               Page 13 of 23 pages

                                     R. G. BARRY CORPORATION
                                        INDEX TO EXHIBITS

Exhibit No.                      Description                                Page Number
-----------                      -----------                                -----------
    4.1        Agreement to Extend Revolving Credit                           15 - 16
               Agreement, dated as of June 4, 1999, among
               R. G. Barry Corporation (the "Registrant"), The
               Bank of New York, The Huntington National
               Bank, and Bank One NA

    4.2        Letter, dated July 16, 1999, from Metropolitan                   17
               Life Insurance Company to the Registrant in
               respect of loan agreement dated July 5, 1994

    10.1       Restricted Stock Agreement,                                    18 - 22
               dated as of May 13, 1999, between the
               Registrant and Gordon Zacks

    10.2       R. G. Barry Corporation 1997 Incentive Stock      Incorporated herein by reference
               Plan (reflects amendments through May 13,         to the Registrant's Registration
               1999)                                               Statement on Form, S-8 filed
                                                                  June 18, 1999 (Registration No.
                                                                      333-81105) [Exhibit 10]

     27        Financial Data Schedule                                          23
               (Period ended July 3, 1999)

                                       Page 14 of 23 pages