Form 10-Q
period 1999-10-02
BARRY R G CORP /OH/
filed 1999-11-16
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 2, 1999
                                --------------------------------------

                                       OR

()      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                          Commission file number 1-8769
                                                 ------
                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                            31-4362899
                   ------------------------------------------
               (State or other jurisdiction       (IRS Employer
            of incorporation or organization) Identification Number)

               13405 Yarmouth Road NW, Pickerington, Ohio    43147
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

   Common Shares, $1 Par Value, Outstanding as of October 2, 1999 - 9,328,477




                          Index to Exhibits at page 14

                               Page 1 of 55 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            October 2, 1999          January 2, 1999
                                                                            ---------------          ---------------
                                                                                       (in thousands)
ASSETS:
   Cash and cash equivalents                                                   $   4,951                   29,596
   Accounts receivable, less allowances                                           37,064                   15,985
   Inventory (note 3)                                                             50,995                   38,648
   Deferred income taxes (note 4)                                                  3,729                    3,729
   Recoverable income taxes                                                        2,149                       --
   Prepaid expenses                                                                2,385                    2,275
                                                                               ---------                 --------
         Total current assets                                                    101,273                   90,233
                                                                               ---------                 --------

   Property, plant and equipment, at cost                                         44,890                   41,697
      Less accumulated depreciation & amortization                                30,215                   28,822
                                                                               ---------                 --------
         Net property, plant and equipment                                        14,675                   12,875
                                                                               ---------                 --------

   Goodwill, net                                                                   6,104                    4,114
   Other assets                                                                    4,433                    4,123
                                                                               ---------                 --------
                                                                               $ 126,485                  111,345
                                                                               =========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt
      and capital lease obligations                                                2,278                    2,278
   Short-term notes payable                                                       30,000                       --
   Accounts payable                                                               10,171                    6,581
   Accrued expenses                                                                1,426                    8,404
                                                                               ---------                 --------
      Total current liabilities                                                   43,875                   17,263
                                                                               ---------                 --------

   Accrued retirement costs and other                                              6,151                    5,288

   Long-term debt excluding current installments:
      Note payable                                                                 8,571                   10,714
                                                                               ---------                 --------
            Total liabilities                                                     58,597                   33,265
                                                                               ---------                 --------

   Minority interest                                                                 524                       --

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775,000 Class A shares, 225,000 Series I Junior
         Participating Class A shares, and 1,000,000 Class B shares,
         none issued                                                                  --                       --
      Common shares, $1 par value
        Authorized 22,500,000 shares
         (excluding treasury shares)                                               9,328                    9,745
      Additional capital in excess of par value                                   11,976                   15,357
      Deferred compensation                                                         (482)                    (204)
      Retained earnings                                                           46,542                   53,182
                                                                               ---------                 --------
         Net shareholders' equity                                                 67,364                   78,080
                                                                               ---------                 --------
                                                                               $ 126,485                  111,345
                                                                               =========                 ========


                               Page 2 of 55 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Thirteen weeks ended               Thirty-nine weeks ended
                                                      --------------------               -----------------------
                                                  October 2,        October 3,        October 2,        October 3,
                                                    1999               1998              1999              1998
                                                    ----               ----              ----              ----
                                                                            (in thousands)
Net sales                                           48,118           $ 52,387            88,020            93,156
Cost of sales                                       26,433             25,418            52,823            47,310
                                                   -------           --------           -------           -------
   Gross profit                                     21,685             26,969            35,197            45,846
Selling, general and
   administrative expense                           18,820             16,460            45,261            38,900
                                                   -------           --------           -------           -------
Operating income (loss)                              2,865             10,509           (10,064)            6,946

Other income                                           130                102               414               293

Interest expense                                      (674)              (675)           (1,311)           (1,459)
Interest income                                         12                 11               313               252
                                                   -------           --------           -------           -------
   Net interest expense                               (662)              (664)             (998)           (1,207)

Earnings (loss) before income
  tax (benefit)                                      2,333              9,947           (10,648)            6,032
Income tax (benefit) (note 4)                          860              3,882            (4,008)            2,316
                                                   -------           --------           -------           -------
   Net earnings (loss)                               1,473              6,065            (6,640)            3,716
                                                   =======           ========           =======           =======

Earnings (loss) per common share (note 5)
      Basic                                           0.15               0.62             (0.70)             0.38
                                                   =======           ========           =======           =======
      Diluted                                         0.15               0.61             (0.70)             0.37
                                                   =======           ========           =======           =======

Average number of common
   shares outstanding
      Basic                                          9,337              9,733             9,490             9,676
                                                   =======           ========           =======           =======
      Diluted                                        9,337             10,050             9,490            10,004
                                                   =======           ========           =======           =======



                               Page 3 of 55 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            Thirty-nine           Thirty-nine
                                                            weeks ended           weeks ended
                                                          October 2, 1999       October 3, 1998
                                                          ---------------       ---------------
                                                                   (in thousands)
Cash flows from operating activities:
   Net earnings (loss)                                       $ (6,640)                 3,716
   Adjustments to reconcile net earnings (loss) to
      net cash used in operating activities, net of
      the effects of acquired company:
      Depreciation and amortization of
         property, plant and equipment                          1,393                  1,510
      Amortization of goodwill                                     86                     86
      Net (increase) decrease in:
         Accounts receivable, net                             (18,406)               (26,393)
         Inventory                                            (11,488)               (16,112)
         Prepaid expenses                                         (44)                    (2)
         Recoverable income taxes                              (2,149)                    --
         Other                                                   (257)                   454
      Net increase (decrease) in:
         Accounts payable                                       1,058                    764
         Accrued expenses                                      (7,104)                (6,174)
         Accrued retirement costs and other                       863                    598
                                                             --------                -------
            Net cash used in operating activities             (42,688)               (41,553)
                                                             --------                -------

Cash flows from investing activities:
   Acquisition of business, net of cash acquired               (2,788)                    --
   Additions to property, plant and equipment, net             (2,912)                  (596)
                                                             --------                -------
            Net cash used in investing activities              (5,700)                  (596)
                                                             --------                -------


Cash flows from financing activities:
   Proceeds from short-term notes                              30,000                 24,000
   Stock options exercised                                         35                    475
   Treasury share acquisitions                                 (4,149)                    --
   Repayment of long-term debt and
      capital lease obligations                                (2,143)                (2,143)
                                                             --------                -------
         Net cash provided by financing activities             23,743                 22,332
                                                             --------                -------

Net decrease in cash                                          (24,645)               (19,817)
Cash at the beginning of the period                          $ 29,596                 22,495
                                                             --------                -------
Cash at the end of the period                                $  4,951                  2,678
                                                             ========                =======

Supplemental cash flow disclosures:
   Interest paid                                             $  1,537                  1,733
                                                             ========                =======
   Income taxes paid                                         $  5,583                  6,751
                                                             ========                =======




                               Page 4 of 55 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
                              for the Periods ended
                       October 2, 1999 and October 3, 1998

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

3. A substantial portion of inventory is valued using the dollar value LIFO method; therefore, it is impractical to separate inventory values between raw materials, work-in-process and finished goods.

4. Income tax (benefit) for the periods ended October 2, 1999 and October 3, 1998, consists of:

                                               1999              1998
                                               ----              ----
                  Current:
                       U. S. Federal          $(3,721)          $2,166
                       State & Local             (287)             150
                                              -------           ------
                            Total             $(4,008)          $2,316
                                              =======           ======

     The income tax (benefit) reflects a combined federal, foreign, state and local effective rate of 37.6 percent and 38.4 percent for the first nine months of 1999 and 1998, respectively, as compared to the statutory U. S. federal rate of 35.0 percent in both years.

     Income tax (benefit) for the periods ended October 2, 1999 and October 3, 1998 differed from the amounts computed by applying the U. S. federal income tax rate of 35.0 percent to pretax profit (loss) as a result of the following:

                                                              1999             1998
                                                              ----             ----
                  Computed "expected"
                    tax (benefit):
                       U. S. Federal tax (benefit)          $(3,727)          $2,111
                       Other                                    (94)             107
                       State & Local tax
                         (benefit), net of federal
                         income tax                            (187)              98
                                                            -------           ------
                            Total                           $(4,008)          $2,316
                                                            =======           ======


5. The computation of basic earnings (loss) per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan.

6. Effective July 22, 1999, the Company acquired 80% of the outstanding stock of Escapade SARL, which owns Fargeot et Compagnie SA and Michel Fargeot SA (collectively "Fargeot"), all of Thiviers, France. Fargeot manufactures and markets slipper type footwear. The purchase price of $4,173,000 was paid in cash, and the acquisition has been accounted for by the purchase method of accounting. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.


                               Page 5 of 55 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
            for the periods ended October 2, 1999 and October 3, 1998
                                   (continued)

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

         Thirty-nine weeks ended
             October 2, 1999                 Barry                             Intersegment
             (in thousands)                 Comfort            Thermal         Eliminations          Total
                                            -------            -------         ------------          -----
     Net sales                             $  82,462           $ 5,786           $  (228)          $  88,020
     Depreciation and amortization             1,206               187                                 1,393
     Interest income                             518                                (205)                313
     Interest expense                          1,311               205              (205)              1,311
     Pre tax earnings (loss)                  (7,337)           (3,282)              (29)            (10,648)
     Additions to property, plant
          and equipment                        2,801               111                                 2,912
     Total assets devoted                  $ 124,000           $ 6,960           $(4,475)          $ 126,485
                                           =========           =======           =======           =========


         Thirty-nine weeks ended
             October 3, 1998                 Barry                           Intersegment
             (in thousands)                 Comfort          Thermal         Eliminations          Total
                                            -------          -------         ------------          -----
     Net sales                             $ 87,288          $ 6,264           $  (396)          $ 93,156
     Depreciation and amortization            1,336              174                                1,510
     Interest income                            434                               (182)               252
     Interest expense                         1,459              182              (182)             1,459
     Pre tax earnings (loss)                  6,875             (724)             (119)             6,032
     Additions to property, plant
          and equipment                         520               76                                  596
     Total assets devoted                  $120,176          $ 9,671           $(3,937)          $125,910
                                           ========          =======           =======           ========


8. The Company currently accounts for sales returns using a net sales approach. Previously, it had followed a cost of sales approach. As a result of this reclassification, there has been no impact on gross profit, net earnings or loss, or earnings or loss per share for any period noted.

     All previously presented financial statements have been reclassified to conform to this presentation.



                               Page 6 of 55 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
The Company ended the third quarter of 1999 with $57.4 million in net working capital. This compares with $66.6 million at the end of the same quarter in 1998, and $73.0 million at the end of fiscal 1998.

Much of the decline in net working capital from period to period is the result of the following:
o During the first half of 1999, the Company purchased in the open market approximately 478 thousand of its common shares, totaling, about $4.2 million to be held in Treasury,
o Early in the third quarter, the Company completed the acquisition of an 80% interest in Fargeot, a French slipper manufacturer, at a cost of about $4.2 million in cash,
o Capital expenditures for the first nine months of 1999 amounted to $2.9 million,
o During the first nine months, the Company incurred a net loss of $6.6 million, and
o Late in the second quarter of 1999, the Company made a $2.1 million scheduled repayment of long-term debt.

As noted, capital expenditures during the first nine months of 1999 amounted to $2.9 million, compared with $596 thousand during the same period of 1998. Capital expenditures in 1999, are higher than in most previous years, primarily due to projects unique to 1999, the more significant of which were: I) equipping a new warehouse in San Antonio, Texas; II) starting up of a plant in the Dominican Republic; and III) purchasing a warehouse in Goldsboro, North Carolina, formerly leased by the Company. Capital expenditures have been funded out of working capital.

Highlights of the significant changes in the components of the Company's net working capital are:
o At the end of the third quarter of 1999, accounts receivable at $37.1 million, were about $6.3 million less than the $43.4 million at the end of the third quarter of 1998. A substantial portion of the decline is the consequence of the decrease in net sales during the third quarter of 1999 when compared with the same quarter of 1998. The increase in accounts receivable from the fiscal year end 1998 balance of $16.0 million, represents a normal seasonal pattern of change in receivables.
o Inventories at the end of the third quarter of 1999, at $51.0 million, are about $0.7 million lower than the inventory levels of $51.7 million one-year ago, although increased from $38.6 million at the end of fiscal 1998. The decline in inventories from the end of the third quarter of 1998 to the end of the third quarter of 1999 is the outcome of a previously announced plan to systematically reduce inventory. As noted in the discussion of the results of operations that follows regarding net sales for the quarter, the Company believes that it postponed about $8 million of shipments from late in the third quarter into the fourth quarter. Rising waters at the Company's distribution center in Goldsboro, North Carolina following Hurricane Floyd, caused the shipment of about $3.5 million in customer orders to be delayed from late September into October. In addition, the Company estimates about $5 million of September orders were pushed into October, as a result of manufacturing inefficiencies. Manufacturing production inefficiencies created production shortfalls, which forced the Company to defer shipment of certain orders from September to October, until each order could be shipped complete to customers. Were it not for the deferral of these shipments from the third quarter into the fourth quarter, inventories would have decreased by about $4 million when compared with the same quarter last year. The increase in inventories from the end of fiscal 1998, reflects a normal seasonal pattern of change in inventory.
o The Company ended the third quarter of 1999, with $5.0 million in cash and $30.0 million in short-term bank loans. This compares with the third quarter of 1998, when the Company had $2.7 million in cash and $24.0 million in short-term bank loans. The increase in short-term bank loans, at the end of the third quarter, was largely due the Company's expenditures earlier in the year, as previously discussed: I) to acquire an 80% interest in Fargeot, during the third quarter, and II) to purchase in the open market, about 478 thousand of the Company's common shares, totaling about $4.2 million, to be held in Treasury. There were no short-term bank loans outstanding at the end of fiscal 1998.


                               Page 7 of 55 pages

        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - continued

The Company currently has in place a Revolving Credit Agreement ("Revolver"), with its three main lending banks. The Revolver provides the Company a seasonally adjusted available line of credit ranging from $6 million during January, to a peak of $51 million from July through November. The Company believes that the Revolver contains financial covenants typical of agreements of its type and duration. The Company is in compliance with all the covenants of the Revolver, and all other debt agreements. The Revolver, which contains provisions for periodic extensions upon request and with the approval of the banks, currently extends through the end of the year 2001.

Impact of Recently Issued Accounting Standards
In January 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage (as defined in SOP 98-1) in an internal-use computer software development project be expensed as incurred. The adoption of SOP 98-1 did not affect results of operations or financial position of the Company.

In addition, in January 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities ". The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The adoption of SOP 98-5 did not affect results of operations or financial position.

The FASB has issued Statements No. 133 and No. 137, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Year 2000 Readiness Disclosures
The Company has conducted a review of its key financial, information and operating systems to determine the extent to which it is exposed to so-called year 2000 computer date problems. The Company believes that all of its critical application systems have been converted to correct for potential problems. The Company has conducted extensive tests, which have confirmed the readiness of its systems. Key suppliers and electronic trading partners have been contacted to obtain their commitments to conversion and readiness, so as to minimize problems relating to the exchange of electronic data. The Company has not separately identified the costs associated with its conversion, but estimates that the costs incurred, which have been expensed as incurred, have not been material, and does not anticipate the future impact on its financial condition, results of operations or cash flows will be material. The possibility exists that the Company's conversion could inadvertently fail, although the Company believes that the impact of such an occurrence would be manageable and minor in impact as a result of substantial equipment and software upgrades implemented in recent years. The Company is not dependent upon any one customer or any one supplier to conduct its business and the Company believes that should one of its suppliers or customers prove not to become year 2000 compliant in a timely manner, the Company can revert to alternative compliant suppliers or resort to increased use of traditional methods of transacting business to satisfy its customer needs. If in the future, the Company uncovers additional risks associated with year 2000 compliance, the Company will develop contingency plans at that time as deemed necessary.


                               Page 8 of 55 pages

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - continued

Results of Operations
During the third quarter of 1999, net sales amounted to $48.1 million, an 8.1 percent decline when compared with net sales of $52.4 million during the third quarter of 1998. For the nine months, net sales amounted to $88.0 million, a 5.5 percent decline in net sales when compared with the first nine months of 1998.

Several factors contributed to the decline in net sales during the third quarter and the nine months:
o Throughout most of 1999, the Company operated its plants at less than capacity, in a largely successful endeavor to reduce the Company's inventory levels. This effort, while successful at reducing inventory levels, had a greater than expected negative impact on plant efficiencies and manufacturing costs. It also created production shortfalls in the third quarter that forced the Company to reschedule into the fourth quarter, approximately $5 million of customer orders intended to be shipped in September. Although the Company filled these orders in the fourth quarter, late deliveries increased the possibility of order cancellations.
o Hurricane Floyd and the resulting widespread flooding in eastern North Carolina, caused the Goldsboro, North Carolina Distribution Center to close for five days in late September. This prevented the shipment of an estimated $3.5 million of third quarter orders. These orders were subsequently shipped early in October.

In addition to the factors noted in the prior paragraph, several factors discussed in prior Form 10-Q's, press releases, and other shareholder communications had an impact of net sales for the nine months:
o The strategic decisions of certain national chain department store customers to purchase a portion of their slippers directly from other suppliers, utilizing their own private label brands, reduced the amount of the Company's Dearfoams(R) brand slippers that they purchased. This was a significant factor during the first half of the year, although impacting the third quarter to a lesser extent.
o In addition, the Company has discussed the slowdown in sales to a strategic alliance consumer housewares customer, Corning Consumer Products. Corning has considered an alternative technology supply, which the Company believes is cheaper although less effective than the Company's thermal retention technology. The Company believes that Corning has made its decision to pursue that alternative source of supply. As such, the Company believes that any additional future sales to Corning will be insignificant.
o Earlier in the year, the Company learned that Upton's stores were going out of business, and the Company has adjusted its sales estimates to reflect this lost business.

Gross profit during the third quarter, amounted to $21.7 million, or 45.1 percent of net sales. This compares with gross profit of $27.0 million, or 51.5 percent of net sales in the same quarter of 1998. For the nine months, gross profit percent also decreased to 40.0 percent in 1999 compared with 49.2 percent in 1998. Most of the decline in gross profit dollars relates to the deferral of net sales from September to October as discussed in earlier paragraphs. The Company's goal of bringing about a reduction in inventory levels throughout 1999 has had a negative impact on gross profit as a percent of net sales. Lowering inventory has been accomplished mainly by operating manufacturing plants throughout most of 1999, at less than full capacity and at lower efficiencies.

Selling, general and administrative expenses during the quarter amounted to $18.8 million, an increase of 14.3 percent from the same quarter one-year ago. For the nine months these expenses amounted to $45.3 million, an increase of
16.4 percent from the same nine month period last year. Expenses increased during the periods, even though net sales declined. As noted in prior Form 10-Q's, the Company has decided to continue with several long-term productivity improvement projects that will have a negative impact short-term on expenses, although the Company believes that the long-term benefits from these projects will outweigh the short-term costs.



                               Page 9 of 55 pages

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - continued

The legal defense of the Company's thermal product patents and intellectual property rights and the continued development work on a hot food delivery system also have had a negative impact on expenses during 1999.

Net interest expense declined from 1998 to 1999. During the third quarter of 1999, net interest expense amounted to $662 thousand compared with $664 thousand in the same period of 1998. For the nine months, net interest expense also declined to $998 thousand from $1.2 million in 1998. The decrease in net interest expense is principally due to the Company's lower average usage of its Revolver, mainly during the first half of 1999, when compared with 1998.

For the third quarter of 1999, the Company earned $1.5 million, or $0.15 per share, compared with net earnings of $6.1 million, or $0.61 per share during the same quarter of 1998. For the nine months, the Company incurred a net loss in 1999 of $6.6 million, or $0.70 per share, compared with net earnings in 1998 of $3.7 million, or $0.37 per share. All per share references are on a diluted share basis.






--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward-looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business. These risks include such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; inherent risks of international development, including foreign currency risks; implementation of the Euro; economic conditions, regulatory and cultural difficulties or delays in the Company's development outside the United States; the Company's ability to improve its processes and business practices to keep pace with the economic, competitive and technological environment, including successfully addressing year 2000 issues; capacity, efficiency, and supply constraints; weather conditions; and other risks detailed in the Company's press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting the Company and the impact of such events may vary from those currently anticipated.
--------------------------------------------------------------------------------



                              Page 10 of 55 pages

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks
The Company transacts business in several foreign countries. Its primary foreign currency net cash outflows occur in Mexico and China, and beginning later in 1999, the Company also expects to incur net cash outflows in the Dominican Republic. The Company does not hedge its anticipated foreign currency cash outflows in the Mexican Peso, the Chinese Renminbi or the Dominican peso, as these currencies generally have declined in value, over time, when compared with the U. S. Dollar. In addition, forward contracts in these currencies are generally neither readily nor economically available.

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

The Company believes that the impact of these foreign currency forward contracts is not material to the Company's financial condition or results of operations. At the end of the third quarter of 1999, the Company had foreign currency contracts outstanding to sell forward the following currencies. All contracts mature later in 1999.

                                   Nominal Amount in       Approximate             Estimated Fair      Unrealized Gain
                                      thousands of           Average                Value as of        (Loss), as of
                                       US Dollars         Exchange Rate           October 2, 1999      October 2, 1999
                                       ----------         -------------           ---------------      ---------------
Pound Sterling                           $1,792          US$1 = GBP 0.61               $1,820               $(28)
French Francs                            $1,518          US$1 = FRF 5.93               $1,471               $ 47
Swiss Francs                             $  422          US$1 = CHF 1.42               $  404               $ 17



                              Page 11 of 55 pages

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         On September 10, 1998, the Company filed a lawsuit for patent infringement of United States Patent No. 5,790,962 against Domino's Pizza, Inc. and Phase Change Laboratories, Inc. The case was filed on behalf of both the Company and its subsidiary Vesture Corporation in the United States District Court for the Middle District of North Carolina. The '962 patent covers an invention which maintains the desired temperature of food and other items using a phase change material. Domino's Pizza, Inc. purchases a product, which it calls the "Heat Wave" system. The product is manufactured by Phase Change Laboratories, Inc. The Company believes that the product infringes upon the '962 Patent. The Company seeks damages, attorney's fees and injunction against further infringement by both defendants. The matter is currently in discovery. A mediator has been selected to aid in settlement discussions. The case has been amended to add a claim for deceptive advertising. The case has been assigned Civil Action No. 1:98CV00802.


Item 2.  Changes in Securities and Use of Proceeds

         (a)  through (d) Not Applicable


Item 3.  Defaults Upon Senior Securities

         (a), (b) Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) through (d) Not Applicable


Item 5.  Other Information

         No response required


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits: See Index to Exhibits at page 14.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended October 2, 1999.







                              Page 12 of 55 pages

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

November 16, 1999
-----------------
     date

                                                 /s/ Richard L. Burrell
                                                 Richard L. Burrell
                                                 Senior Vice President - Finance
                                                 (Principal Financial Officer)
                                                 (Duly Authorized Officer)





                              Page 13 of 55 pages

                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS

   Exhibit No.                  Description                                               Page Number
   -----------                  -----------                                               -----------
       2.1         Stock Purchase Agreement, dated July 22, 1999, between                 15 - 38
                   Mr. Thierry Civetta, Mr. Michel Fargeot, FCPR County
                   Natwest Venture France, SCA Capital Prive-Investissements,
                   Hoche Investissements, and SA Capital Prive, parties of
                   the first part, and R. G. Barry Corporation and Escapade SA, parties of the second part.

      10.1         Shareholders' Agreement, dated July 20, 1999 and                       39 - 46
                   executed on July 22, 1999, between Mr. Thierry Civetta
                   and R. G. Barry Corporation

      10.2         Current Account Agreement, executed on July 22, 1999,                  47 - 48
                   between Escapade SA and Mr. Thierry Civetta

      10.3         Joint Guarantee, granted by Credit Suisse Hottinguer, as               49 - 52
                   guarantor, to R. G. Barry Corporation, as beneficiary, and executed on July 22, 1999

      10.4         Loan Agreement, executed on July 22, 1999, between                     53 - 54
                   Escapade SA and R. G. Barry France Holdings, Inc.

      27           Financial Data Schedule                                                  55
                   (Period October 2, 1999)




                              Page 14 of 55 pages