Form 10-K
period 2000-01-01
BARRY R G CORP /OH/
filed 2000-03-29
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 1, 2000
                                            OR
         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

Commission File Number 1-8769
                             R. G. BARRY CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                           31-4362899
------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

13405 Yarmouth Road N.W., Pickerington, Ohio                 43147
--------------------------------------------              -----------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (614) 864-6400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                         Name of each exchange on which registered
-----------------------------------------------        -----------------------------------------
Common Shares, Par Value $1.00                                  New York Stock Exchange
(9,350,657 outstanding as of March 15, 2000)

Series I Junior Participating                                   New York Stock Exchange
Class A Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the New York Stock Exchange on March 15, 2000 ($3.4375), the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $28,807,147.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                      Index to Exhibits begins on Page E-1.

                                     PART I


ITEM 1.  BUSINESS.
------------------

       R. G. Barry Corporation ("R. G. Barry") is organized under Ohio law. R.
G. Barry and its subsidiaries, Barry de Mexico, S.A. de C.V., Barry de Acuna, S.A. de C.V., Barry de Zacatecas, S.A. de C.V., ThermaStor Technologies, Ltd., LLC, R. G. Barry (Texas) LP, Barry de la Republica Dominicana, S.A. de C.V., R.
G. Barry International, Inc., R. G. Barry Holdings, Inc., R. G. Barry (France) Holdings, Inc., Escapade, S.A.R.L., Fargeot et Compagnie, S.A., Michel Fargeot, S.A., R.G.B., Inc. and Vesture Corporation ("Vesture")(R. G. Barry and its subsidiaries are referred to collectively as the "Company"), manufacture and market products which serve the comfort needs of people. The Company believes it is the world's largest manufacturer of comfort footwear for at and around the home, and, through its Vesture subsidiary, manufactures and markets thermal retention technology products incorporating the Company's MICROCORE* technologies. Comfort is the dominant influence in the Company's brand lines.

       Effective July 22, 1999, R. G. Barry acquired 80% of the outstanding stock of Escapade, S.A.R.L., which owns Fargeot et Compagnie, S.A. and Michel Fargeot, S.A. (collectively, "Fargeot"), all of Thiviers, France. The purchase price of $4,173,000 was paid in cash, and the acquisition has been accounted for by the purchase method of accounting. The Escapade purchase agreement includes put and call options for the purchase of the remaining 20% of the shares not owned by R. G. Barry. The 20% shareholder may put the shares to R. G. Barry at any time after July 22, 2004 for a period of five years at the price determined under the purchase agreement. R. G. Barry may call the remaining shares and purchase them at any time after July 22, 2000 for a period of nine years on the same basis.

         During the fiscal year ended January 1, 2000, the Company had three operating segments: the Barry Comfort North America group, which includes at and around the home comfort footwear products manufactured and sold in North America; the Barry Comfort Europe group, which includes at and around the home comfort footwear products sold in Europe and the Thermal group, which includes thermal retention technology products. Financial information on the Company's segments for the three years ended January 1, 2000, is presented in Note (13) to the Consolidated Financial Statements on pages 30, 31 and 32 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2000.

                               PRINCIPAL PRODUCTS

         The Company designs, manufactures and markets specialized comfort footwear for men, women and children. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive appearance. The Company designs, manufactures and markets thermal retention products in the food preservation; portable, personal comfort; and comfort therapy categories as well as products which use thermal retention technology to preserve and/or transport temperature-sensitive or perishable commodities.

         Barry Comfort North America/Barry Comfort Europe

         Historically, the Company's primary products have been foam-soled, soft, washable slippers for men, women and children. The Company developed and introduced women's Angel Treads*, the world's first foam-soled, soft, washable slipper, in 1947. Since that time, the Company has introduced additional slipper-type brand lines for men, women and children designed to provide comfort, softness and washability. These footwear products are sold, for the most part, under various brand names including Angel Treads*, Barry*Comfort, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes*, EZfeet*, Mushrooms* Slippers and Fargeot. The Company has also at times marketed slipper-type footwear under licensed trademarks.

         The Company's foam-soled footwear lines have fabric uppers made of terry cloths, velours, fleeces, satins, nylons and other washable materials, as well as uppers made of suede and other man-made materials. Different brand lines are marketed for men, women and children with a variety of styles, colors and ornamentation.

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

         It is possible to fit most consumers of the Company's slipper-type footwear within a range of four to six sizes. This allows the Company to carry lower levels of inventories in these slipper lines compared to other footwear manufacturers.

         Thermal

         In 1994, the Company introduced on a national basis its thermal retention technology products for consumers featuring MICROCORE* microwave-activated technology developed by the Company. During that year, R. G. Barry also acquired all of the outstanding stock of Vesture, the originators of microwave-heated comfort care products.

         The Company's MICROCORE* thermal retention technology consists of a family of patented or proprietary technologies which, when energized with heat or cold, act as reservoirs that release heat or cold at a constant temperature for extended periods of time. The MICROCORE* thermal retention products have application as: (1) commercial products which use the Company's MICROCORE* patented thermal retention technology, either hot or cold, to preserve and transport temperature-sensitive or perish-

-------
* Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

able commodities such as food, medicine, pharmaceuticals and flowers; and (2) thermal retention consumer products the Company creates, designs, sells and distributes under its brand names.

         Since 1997, the focus of the thermal business has been on commercial applications of the thermal retention technologies and on comfort therapy, and personal care items.

         In the commercial product area, the Company has made a strategic decision to focus on the commercial application of MICROCORE* patented thermal retention technology, either hot or cold, to preserve and/or transport temperature-sensitive or perishable commodities. The Company's POWERTECH* with MICROCORE* is a patented portable heat storage technology which permits portable, electrically-energized heat storage from either A.C. or D.C. power sources and at specific temperatures through the use of a thermostat. Underwriters Laboratories Inc. has granted a UL listing mark to the Company's POWERTECH* with MICROCORE* Pizza Delivery System which is designed to keep pizza hot at oven temperatures for two hours so that a pizza is delivered to a home oven-hot, dry and crisp. The Company launched its POWERTECH* with MICROCORE* hot food delivery system with Donatos Pizza of Columbus, Ohio, a 130-store regional Midwest pizza chain, in the Fall of 1998. The Company continues in various stages of testing the POWERTECH* with MICROCORE* Pizza Delivery System with other national and large regional pizza chains throughout the United States.

         During the third quarter of 1998, the Company filed a lawsuit for patent infringement of United States Patent No. 5,790,962 against Domino's Pizza, Inc. and Phase Change Laboratories, Inc. The '962 patent covers an invention which maintains the desired temperature of food and other items using a phase change material. Domino's Pizza, Inc. purchases a product, which it calls the "Heat Wave" system. The product is manufactured by Phase Change Laboratories, Inc. The Company believes that the product infringes upon the '962 Patent. The case has been amended to add a claim for deceptive advertising. The Company seeks damages, attorney's fees and injunction against further infringement by both defendants. Discovery in the matter is complete. A mediator was used to aid in settlement discussions, and the Company believes a settlement will be completed shortly.

         The Company's thermal retention products for consumers generally fall within three categories: (1) food preservation products such as breadwarmer baskets and portable food carriers; (2) comfort therapy products such as heating pads and backwarmers; and (3) portable, personal comfort products such as heated booties, neck packs and shoulder packs. Retail prices for substantially all of the Company's thermal retention consumer products normally range from approximately $12 to $40, depending on the product, type of retail outlet and retailer mark-up. The Company believes that the food preservation and comfort therapy thermal retention products are not weather sensitive and have a year-round sales appeal while the cold weather portion of the personal, portable comfort product line is more seasonal and affected by weather changes. The thermal retention consumer products are sold under the major brand lines of Dearfoams*, Soluna(TM), Vesture*, Lava*, LavaPac*, LavaBuns* and LavaBooties*. All carry MICROCORE* energy packs.

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

         Each spring and autumn and at numerous other times during the year, new designs and styles are presented to buyers representing the Company's retail customers at regularly scheduled showings. Company designers also produce new styles and experimental designs throughout the year which are evaluated by the Company's sales and marketing personnel. Buyers for department stores and other large retail customers attend the spring and autumn showings and make periodic visits to the Company's showroom in New York. Company salespersons regularly visit retail customers. The Company also regularly makes catalogs available to its current and potential customers and periodically follows up with current and potential customers by telephone. In addition, the Company participates in trade shows, both regionally and nationally.

         During the 1999 Christmas selling season, the Company again provided approximately 400 temporary merchandisers to service the retail selling floor of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with computerized automatic replenishment systems the Company installed with the stores, put the Company in a position to optimize its comfort footwear business during the fourth quarter.

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

         The Company believes it has an opportunity for expansion in Europe for its at and around the home comfort footwear. The Company has begun to build its business in Europe with France as the first target market outside of the United Kingdom. The Company's international sales are focused on the department store channels and hypermarkets primarily in the United Kingdom and France. The Company also markets its comfort footwear products in Canada, Mexico and several other countries around the world. In 1999, the Company's European sales comprised approximately 8% of its total sales. Financial information for the three years ended January 1, 2000 for the geographic areas in which the Company operates is presented in Note (13) to the Consolidated Financial Statements on pages 30, 31 and 32 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2000.

         The Company markets its thermal retention commercial products directly to prospective customers through Company personnel. The Company does not finance its customers' purchases.

                            RESEARCH AND DEVELOPMENT

         Most of the Company's research efforts are undertaken in connection with the design and consumer appeal of new styles of slipper-type footwear and thermal retention products. During the 1999, 1998 and 1997 fiscal years, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $3.7 million, $3.9 million and $3.5 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 50 employees are engaged full time in research and design.

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

                             TRADEMARKS AND LICENSES

         Approximately 95% of the Company's sales are represented by brand items sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products. The trademarks which are most widely used by the Company include: (a) Angel Treads*, Barry*Comfort, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes*, EZfeet*, and Fargeot, in the Company's Barry Comfort businesses; and (b) Dearfoams*, Soluna(TM), Vesture*, Lava*, LavaPac*, LavaBuns*, LavaBooties*, MICROCORE* and POWERTECH,* in the Company's Thermal business. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

         The Company also has sold comfort footwear under various names as licensee under license agreements with the owners of those names. In each of the last three fiscal years, less than 1% of the Company's total sales were represented by footwear sold under licensed names.

                                    CUSTOMERS

         The only customer of the Company which accounted for more than 10% of the Company's consolidated revenues in the 1999 and 1998 fiscal years was Wal-Mart Stores, Inc., a Barry Comfort North America customer, which accounted for 23% in 1999 and 22% in 1998. The customers of the Company which accounted for more than 10% of the Company's consolidated revenues in the 1997 fiscal year were Wal-Mart, J. C. Penney Company, Inc. and Sears, Roebuck & Company, all Barry Comfort North America customers, which accounted for 20%, 11% and 10%, respectively.

                                BACKLOG OF ORDERS

         The Company's backlog of orders at the close of each of the 1999 and 1998 fiscal years was approximately $10 million. The Company anticipates that a large percentage of the orders as of the end of the 1999 fiscal year will be filled during the current fiscal year.

         Generally, the Company's backlog of unfilled sales orders is largest after the spring and autumn showings of the Company. For example, the Company's approximate backlog of unfilled sales orders following the conclusion of such showings during the last two years was: August 1999 - $54 million; August 1998 - $67 million; February 1999 - $13 million; and February 1998 - $22 million. The Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 70 to 75% of such sales occur during the second half of the year as compared to approximately 25% to 30% during the first half of the year.

                                    INVENTORY

         While some styles of the Company's slipper-type brand lines change little from year to year, the Company has also introduced, and intends to continue to introduce, new, updated styles in an effort to enhance the comfort and fashion appeal of its products. As a result, the Company anticipates that some of its slipper styles will change from season to season, particularly in response to fashion changes. The Company has introduced a variety of new thermal retention products to compliment its existing products in response to consumer and commercial demand. The Company believes that it will be able to control the level of its obsolete inventory. Traditionally, the Company has had a limited and manageable exposure to obsolete inventory.

                                   COMPETITION

         The Company operates in the portion of the footwear industry providing comfort footwear for at and around the home. The Company believes that it is a small factor in the highly competitive footwear industry. The Company also believes that it is the world's largest manufacturer of comfort footwear for at and around the home. The Company also operates in an area where it provides portable warmth and cold through its line of thermal retention technology commercial and consumer products. The Company competes primarily on the basis of the value, quality and comfort of its products, service to its customers, and its marketing expertise. The Company knows of no reliable published statistics which indicate its current relative position in the footwear or any other industry or in the portion of the footwear industry providing comfort footwear for at and around the home or its current relative position in the thermal retention product industry.

                MANUFACTURING, SALES AND DISTRIBUTION FACILITIES

         The Company has seven manufacturing facilities. The Company operates sewing plants in Nuevo Laredo, Ciudad Acuna, and Zacatecas, Mexico and in Santo Domingo, Dominican Republic. The Company also operates a cutting plant in Laredo, Texas and a sole molding operation in San Angelo, Texas. The Company produces thermal retention products at its manufacturing facilities in Asheboro, North Carolina, and Nuevo Laredo, Mexico. The Company closed the factory in Shenzhen, People's Republic of China, in February 2000.

         The Company maintains sales offices in New York, New York; London, England; and Paris, France. The Company also operates distribution centers in Asheboro and Goldsboro, North Carolina; San Angelo and San Antonio, Texas; Rhymney, Gwent, Wales; and Thiviers, France.

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

                                    EMPLOYEES

         At the close of the 1999 fiscal year, the Company employed approximately 3,000 persons.



ITEM 2.  PROPERTIES.
--------------------

         The Company owns a warehouse facility in Goldsboro, North Carolina, containing approximately 170,000 square feet.

         The Company formerly leased a 55,000 square foot administrative and office facility under a lease agreement with the local government which issued industrial revenue bonds to construct and equip the facility. In 1999, the Company purchased the facility at a nominal sum upon retirement of the bonds.

         The Company leases space aggregating approximately 1 million square feet at an approximate aggregate annual rental of $3.0 million. The following table describes the Company's principal leased properties:

                                                               Approximate       Approximate       Lease
Location                                     Use               Square Feet      Annual Rental     Expires    Renewals
--------                                     ---               -----------      -------------     -------    --------
Empire State Building            Sales Office                      4,300         $117,000           2003     None
New York City, N.Y.

2800 Loop 306                    Manufacturing, Office,          145,800         $166,000 (1)       2005     10 years
San Angelo, Texas                Warehouse

Distribution Center              Shipping, Warehouse             172,800         $432,000 (1)       2007     15 years
San Angelo, Texas

Cesar Lopez de Lara              Manufacturing, Office            90,200         $300,000           2005     5 years
  Ave.
Nuevo Laredo, Mexico

Ciudad Acuna                     Manufacturing, Office            64,700         $302,000           2004     5 years
  Industrial Park
Ciudad Acuna, Mexico

Bob Bullock Loop                 Manufacturing, Warehouse,       165,000         $386,000 (1)       2001     2 terms of
Laredo, Texas                    Office                                                                      5 years each

Bob Bullock Loop                 Manufacturing, Warehouse,        76,000         $190,000 (1)       2006     5 years
Laredo, Texas                    Storage

Industrial Zone                  Manufacturing                    26,200         $ 58,000           2003     1 term of 5
Zacatecas, Mexico                                                                                            years

Industrial Zone                  Manufacturing                    25,800         $ 58,000           2005     3 terms of
Zacatecas, Mexico                                                                                            5 years each

120 E. Pritchard St.             Manufacturing, Office,           57,500         $ 96,000 (1)       2001     None
Asheboro, North Carolina         Warehouse

8000 Interstate                  Administrative Office            17,000         $322,000           2003     None
  Highway 10 West
San Antonio, Texas

9803 Broadway                    Shipping, Warehouse             150,000         $580,000           2010     None
San Antonio, Texas

                                                               Approximate       Approximate       Lease
Location                                     Use               Square Feet      Annual Rental     Expires    Renewals
--------                                     ---               -----------      -------------     -------    --------
Chelsea Harbour                  Sales & Administrative            2,500         $ 87,000           2002     None
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

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

         On September 10, 1998, the Company filed a lawsuit for patent infringement of United States Patent No. 5,790,962 against Domino's Pizza, Inc. and Phase Change Laboratories, Inc. The case was filed on behalf of both the Company and its subsidiary Vesture Corporation in the United States District Court for the Middle District of North Carolina. The '962 patent covers an invention which maintains the desired temperature of food and other items using a phase change material. Domino's Pizza, Inc. purchases a product, which it calls the "Heat Wave" system. The product is manufactured by Phase Change Laboratories, Inc. The Company believes that the product infringes upon the '962 Patent. The case has been amended to add a claim for deceptive advertising. The case has been assigned Civil Action No. 1:98CV00802. The Company seeks damages, attorney's fees and injunction against further infringement by both defendants. Discovery in the matter is complete. A mediator was used to aid in settlement discussions, and the Company believes a settlement will be completed shortly.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         Not applicable.

Executive Officers of the Registrant.
------------------------------------

         The following table lists the names and ages of the executive officers of R. G. Barry as of the date of this Annual Report on Form 10-K, the positions with R. G. Barry presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each person has had his principal occupation for more than five years. All executive officers serve at the pleasure of the Board of Directors.

                                                 Position(s) Held with R. G. Barry and
Name                                   Age       Principal Occupation(s) for Past Five Years
----                                   ---       -------------------------------------------
Gordon Zacks                           67        Chairman of the Board and Chief Executive Officer since 1979,
                                                 President since 1992, and Director since 1959, of R. G. Barry

Christian Galvis                       58        Executive Vice President-Operations and Director since 1992,
                                                 President-Operations of Barry Comfort Group since January 1998, and Vice President-Operations from 1991 to 1992, of R. G. Barry

Edward Bucciarelli                     47        Executive Vice President-Sales & Marketing and President-Merchandising,
                                                 Marketing and Sales of Barry Comfort Group since October 1999, of R. G. Barry;
                                                 President, Jewelry and Accessories, of Liz Claiborne, Inc., designer and manufacturer of fashion apparel and accessories, from 1996 to September 1999;
                                                 Vice President, Design and Marketing, of Swank, Inc., manufacturer and distributor of fashion accessories, from 1994 to 1996

Richard L. Burrell                     67        Senior Vice President-Finance since 1992, Treasurer and Secretary since 1976, Vice President-Finance from 1976 to 1992, and Director since 1984, of R. G. Barry

Harry Miller                           57        Vice President-Human Resources of R. G. Barry since 1993


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

         The information called for in this Item 5 is incorporated by reference to page 10 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2000.


ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

         The information called for in this Item 6 is incorporated by reference to pages 8 and 9 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATION.
-------------

         The information called for in this Item 7 is incorporated by reference to pages 11 through 16 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

         No response required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

         The Consolidated Balance Sheets of R. G. Barry and its subsidiaries as of January 1, 2000 and January 2, 1999, the related Consolidated Statements of Operations, of Shareholders' Equity and Comprehensive Income and of Cash Flows for each of the fiscal years in the three-year period ended January 1, 2000, the related Notes to Consolidated Financial Statements and the Independent Auditors' Report, appearing on pages 17 through 34 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are incorporated by reference. Quarterly Financial Data set forth on page 10 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are also incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

         The information called for in this Item 10 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2000, under the captions "ELECTION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS--Employment Contracts, Restricted Stock Agreements and Termination of Employment and Change-in-Control Arrangements" and "SHARE OWNERSHIP--Section 16(a) Beneficial Ownership Reporting Compliance." In addition, information concerning R. G. Barry's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

         The information called for in this Item 11 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2000, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS." Neither the report on executive compensation nor the performance graph included in R. G. Barry's definitive Proxy Statement shall be deemed to be incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The information called for in this Item 12 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2000, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS -- Employment Contracts, Restricted Stock Agreements and Termination of Employment and Change-in-Control Arrangements."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         The information called for in this Item 13 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2000, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)(1)     Financial Statements.
           --------------------

           For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 14.

(a)(2)     Financial Statement Schedules.
           -----------------------------

           For a list of all financial statement schedules included in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 14.

(a)(3)     Exhibits.
           --------

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of these exhibits, see "Index to Exhibits" beginning at page E-1.

(b)        Reports on Form 8-K
           -------------------

           On October 15, 1999, R. G. Barry filed a Current Report on Form 8-K, dated that same date, in order to report under "Item 5. Other Events," the issuance of a press release updating R. G. Barry's earnings outlook for the third fiscal quarter and the 1999 fiscal year as a whole.

(c)        Exhibits
           --------

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1.

(d)        Financial Statement Schedules
           -----------------------------

           Financial Statement Schedules included with this Annual Report on Form 10-K are attached hereto. See "Index to Financial Statements and Financial Statement Schedules" at page 14.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      R. G. Barry Corporation

Date:  March 29, 2000
                                      By:  /s/ Richard L. Burrell
                                         ------------------------
                                           Richard L. Burrell,
                                           Senior Vice President-Finance,
                                           Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                             Date             Capacity
----                                             ----             --------

*Gordon Zacks                                      *              Chairman of the Board, President, Chief
                                                                  Executive Officer and Director
 /s/ Richard L. Burrell
-----------------------
Richard L. Burrell                          March 29, 2000        Senior Vice President-Finance, Secretary,
                                                                  Treasurer, Principal Financial and Accounting
                                                                  Officer and Director

*Christian Galvis                                  *              Executive Vice President-Operations,
                                                                  President-Operations of Barry Comfort Group and
                                                                  Director

*Leopold Abraham II                                *              Director

*Philip G. Barach                                  *              Director

*William Giovanello                                *              Director

*Roger E. Lautzenhiser                             *              Director

*Harvey M. Krueger                                 *              Director

*Edward M. Stan                                    *              Director

*By:   /s/ Richard L. Burrell
    -------------------------
      Richard L. Burrell,
      Attorney-in-Fact
      Date:  March 29, 2000

                             R. G. BARRY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JANUARY 1, 2000

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------

                                                                                                      PAGE(S) IN ANNUAL
DESCRIPTION OF FINANCIAL STATEMENTS (ALL OF WHICH ARE                                              REPORT TO SHAREHOLDERS
INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON                                               FOR THE FISCAL YEAR ENDED
FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2000)                                                 JANUARY 1, 2000
-----------------------------------------------------                                            -------------------------
Consolidated Balance Sheets at January 1, 2000 and
         January 2, 1999  ...................................................................          17

Consolidated Statements of Operations for the years ended
         January 1, 2000, January 2, 1999 and January 3, 1998................................          18

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
         years ended January 1, 2000, January 2, 1999 and January 3, 1998....................          18

Consolidated Statements of Cash Flows for the years ended
         January 1, 2000, January 2, 1999 and January 3, 1998 ...............................          19

Notes to Consolidated Financial Statements...................................................     20 - 33

Independent Auditors' Report.................................................................          34


ADDITIONAL FINANCIAL DATA
-------------------------

       The following additional financial data should be read in conjunction with the Consolidated Financial Statements of R. G. Barry Corporation and its subsidiaries included in the Annual Report to Shareholders for the fiscal year ended January 1, 2000. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Independent Auditor's Report on Financial Statement Schedules:
                  Included at page 15 of this Annual Report on Form 10-K

Schedules for the fiscal years ended January 1, 2000, January 2, 1999,
                  January 3, 1998: Schedule 2 -- Valuation and Qualifying
                  Accounts: Included at pages 16 through 18 of this Annual Report on Form 10-K

                            [Letterhead of KPMG LLP]


                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Shareholders
R. G. Barry Corporation:


Under date of February 17, 2000, we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 1, 2000, as contained in the fiscal 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Columbus, Ohio
February 17, 2000

                                                                      SCHEDULE 2
                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                 January 1, 2000



                COLUMN A                              COLUMN B        COLUMN C         COLUMN D             COLUMN E
-----------------------------------------           --------------  --------------   --------------      --------------
                                                                      ADDITIONS
                                                     BALANCE AT      CHARGED TO                            BALANCE AT
                                                      BEGINNING       COSTS AND                              END OF
              DESCRIPTION                             OF PERIOD       EXPENSES        DEDUCTIONS             PERIOD
              -----------                           --------------  --------------   --------------      ---------------
Reserves deducted from accounts receivable:
      Allowance for doubtful
        receivables                                 $     232,000         413,000          356,000(1)           289,000
      Allowance for returns                             9,749,000      11,200,000        9,749,000(2)        11,200,000
      Allowance for promotions                          6,040,000       9,293,000        6,040,000(3)         9,293,000
                                                    -------------      ----------       ----------           ----------

                                                    $  16,021,000      20,906,000       16,145,000           20,782,000
                                                    =============      ==========       ==========           ==========

Notes:

    1.  Write-off uncollectible accounts.
    2.  Represents 1999 sales returns reserved for in fiscal 1998.
    3. Represents 1999 promotions expenditures committed to and reserved for in fiscal 1998.

                                                                      SCHEDULE 2
                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                 January 2, 1999




                COLUMN A                              COLUMN B        COLUMN C         COLUMN D             COLUMN E
-----------------------------------------           --------------  --------------   --------------      --------------
                                                                      ADDITIONS
                                                     BALANCE AT      CHARGED TO                            BALANCE AT
                                                      BEGINNING       COSTS AND                              END OF
              DESCRIPTION                             OF PERIOD       EXPENSES        DEDUCTIONS             PERIOD
              -----------                           --------------  --------------   --------------      ---------------
Reserves deducted from accounts receivable:
      Allowance for doubtful
        receivables                                 $     204,000          77,000           49,000(1)           232,000
      Allowance for returns                             8,410,000       9,749,000        8,410,000(2)         9,749,000
      Allowance for promotions                          3,989,000       6,040,000        3,989,000(3)         6,040,000
                                                    -------------      ----------       ----------           ----------

                                                    $  12,603,000      15,866,000       12,448,000           16,021,000
                                                    =============      ==========       ==========           ==========

Notes:

    1.  Write-off uncollectible accounts.
    2.  Represents 1998 sales returns reserved for in fiscal 1997.
    3. Represents 1998 promotions expenditures committed to and reserved for in fiscal 1997.

                                                                      SCHEDULE 2
                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                 January 3, 1998

                COLUMN A                              COLUMN B        COLUMN C         COLUMN D             COLUMN E
-----------------------------------------           --------------  --------------   --------------      --------------
                                                                      ADDITIONS
                                                     BALANCE AT      CHARGED TO                            BALANCE AT
                                                      BEGINNING       COSTS AND                              END OF
              DESCRIPTION                             OF PERIOD       EXPENSES        DEDUCTIONS             PERIOD
              -----------                           --------------  --------------   --------------      ---------------
Reserves deducted from accounts receivable:
      Allowance for doubtful
        receivables                                  $     235,000          80,000          111,000(1)          204,000
      Allowance for returns                              7,684,000       8,410,000        7,684,000(2)        8,410,000
      Allowance for promotions                           4,685,000       3,989,000        4,685,000(3)        3,989,000
                                                     -------------      ----------       ----------          ----------

                                                     $  12,604,000      12,479,000       12,480,000          12,603,000
                                                     =============      ==========       ==========          ==========

Notes:

    1.  Write-off uncollectible accounts.
    2.  Represents 1997 sales returns reserved for in fiscal 1996.
    3. Represents 1997 promotions expenditures committed to and reserved for in fiscal 1996.

                             R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JANUARY 1, 2000


                                INDEX TO EXHIBITS

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
      2.1               Stock Purchase Agreement, dated July 22, 1999,      Incorporated herein by reference to
                        between Mr. Thierry Civetta, Mr. Michel             Registrant's Quarterly Report on Form 10-Q
                        Fargeot, FCPR County Natwest Venture France,        for the fiscal quarter ended October 2,
                        SCA Capital Prive-Investissements, Hoche            1999 (File No. 1-8769) [Exhibit 2.1]
                        Investissements, and SA Capital Prive, parties
                        of the first part, and R. G. Barry Corporation
                        ("Registrant") and Escapade SA, parties of the
                        second part

      3.1               Articles of Incorporation of Registrant (as         Incorporated herein by reference to
                        filed with Ohio Secretary of State on March 26,     Registrant's Annual Report on Form 10-K for
                        1984)                                               the fiscal year ended December 31, 1988
                                                                            (File No. 0-12667) ("Registrant's 1988
                                                                            Form 10-K") [Exhibit 3(a)(i)]

      3.2               Certificate of Amendment to the Articles of         Incorporated herein by reference to
                        Incorporation of Registrant Authorizing the         Registrant's 1988 Form 10-K
                        Series I Junior Participating Class B Preferred     [Exhibit 3(a)(i)]
                        Shares (as filed with the Ohio Secretary of
                        State on March 1, 1988)

      3.3               Certificate of Amendment to the Articles of         Incorporated herein by reference to
                        Registrant (as filed with the Ohio Secretary of     Registrant's 1988 Form 10-K
                        State on May 9, 1988)                               [Exhibit 3(a)(i)]

      3.4               Certificate of Amendment to the Articles of         Incorporated herein by reference to
                        Incorporation of Registrant (as filed with the      Registrant's Annual Report on Form 10-K for
                        Ohio Secretary of State on May 22, 1995)            the fiscal year ended December 30, 1995
                                                                            (File No. 1-8769) ("Registrant's 1995 Form
                                                                            10-K") [Exhibit 3(b)]

      3.5               Certificate of Amendment to Articles of             Incorporated herein by reference to
                        Incorporation of Registrant (as filed with the      Registrant's 1995 Form 10-K [Exhibit 3(c)]
                        Ohio Secretary of State on September 1, 1995)

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
      3.6               Certificate of Amendment to Articles of             Incorporated herein by reference to
                        Incorporation of Registrant (as filed with the      Registrant's Registration Statement on Form
                        Ohio Secretary of State on May 30, 1997)            S-8, filed June 6, 1997 (Registration No.
                                                                            333-28671) [Exhibit 4(h)(6)]

      3.7               Certificate of Amendment to the Articles of         Incorporated herein by reference to
                        Incorporation of Registrant Authorizing             Registrant's Annual Report on Form 10-K for
                        Series I Junior Participating Class A Preferred     the fiscal year ended January 3, 1998 (File
                        Shares (as filed with the Ohio Secretary of         No. 1-8769) ("Registrant's 1997 Form 10-K")
                        State on March 10, 1998)                            [Exhibit 3(a)(7)]

      3.8               Articles of Incorporation of Registrant             Incorporated herein by reference to
                        (reflecting amendments through March 10, 1998)      Registrant's 1997 Form 10-K [Exhibit
                        [for purposes of SEC reporting compliance only      3(a)(8)]
                        -- not filed with the Ohio Secretary of State]

      3.9               Regulations of Registrant, as amended               Incorporated herein by reference to
                                                                            Registrant's Annual Report on Form 10-K for
                                                                            the fiscal year ended January 2, 1988 (File
                                                                            No. 0-12667) [Exhibit 3(b)]

      4.1               Revolving Credit Agreement, made to be              Incorporated herein by reference to
                        effective on February 28, 1996, among               Registrant's 1995 Form 10-K [Exhibit 4(f)]
                        Registrant, The Bank of New York, The
                        Huntington National Bank and NBD Bank

      4.2               Agreement to Extend Revolving Credit Agreement,     Incorporated herein by reference to
                        dated May 1, 1997, among Registrant, The Bank       Registrant's Quarterly Report on Form 10-Q
                        of New York, The Huntington National Bank and       for the fiscal quarter ended June 28, 1997
                        NBD Bank                                            (File No. 1-8769) [Exhibit 4]

      4.3               Agreement to Extend Revolving Credit Agreement,     Incorporated herein by reference to
                        dated as of June 4, 1999, among Registrant, The     Registrant's Quarterly Report on Form 10-Q
                        Bank of New York, The Huntington National Bank      for the fiscal quarter ended July 3, 1999
                        and Bank One, NA                                    (File No. 1-8769)[Exhibit 4(t)]

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
      4.4               Letter of Consent regarding Revolving Credit        *
                        Agreement, dated December 30, 1999, from The
                        Bank of New York, The Huntington National Bank
                        and Bank One, Michigan to Registrant

      4.5               Amendment to Revolving Credit Agreement, dated      *
                        as of March 17, 2000, among The Huntington
                        National Bank, The Bank of New York and Bank
                        One, N.A., as lenders; The Huntington National
                        Bank, as agent; and Registrant

      4.6               Note Agreement, dated July 5, 1994, between         Incorporated herein by reference to
                        Registrant and Metropolitan Life Insurance          Registrant's Registration Statement on Form
                        Company                                             S-3, filed July 21, 1994 (Registration
                                                                            No. 33-81820) [Exhibit 4(t)]

      4.7               Letter, dated July 16, 1999, from Metropolitan      Incorporated herein by reference to
                        Life Insurance Company to Registrant in respect     Registrant's Quarterly Report on Form 10-Q
                        of loan agreement dated July 5, 1994                for the fiscal quarter ended July 3, 1999
                                                                            (File No. 1-8769) [Exhibit 4.2]

      4.8               Rights Agreement, dated as of February 19,          Incorporated herein by reference to
                        1998, between Registrant and The Bank of New        Registrant's Current Report on Form 8-K,
                        York, as Rights Agent                               dated March 13, 1998 and filed March 16,
                                                                            1998 (File No. 1-8769) [Exhibit 4]

      9.1               Zacks-Streim Voting Trust and amendments thereto    Incorporated herein by reference to
                                                                            Registrant's Annual Report on Form 10-K for
                                                                            the fiscal year ended January 2, 1993 (File
                                                                            No. 1-8769) [Exhibit 9]

      9.2               Documentation related to extension of term of       Incorporated herein by reference to
                        the Voting Trust Agreement for the Zacks-Streim     Registrant's 1995 Form 10-K [Exhibit 10(a)]
                        Voting Trust

   **10.1               R. G. Barry Corporation Associates' Retirement      Incorporated herein by reference to
                        Plan (As Amended and Restated Effective January     Registrant's 1997 Form 10-K [Exhibit 10(a)]
                        1, 1996)

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
   **10.2               R. G. Barry Corporation Supplemental Retirement     *
                        Plan Effective January 1, 1997 (now known as the
                        R. G. Barry Corporation Restoration Plan)

   **10.3               Amendment No. 1 to the R. G. Barry Corporation      *
                        Supplemental Retirement Plan Effective January 1,
                        1997 (Executed effective as of May 12, 1998)

   **10.4               Amendment No. 2 to the R. G. Barry Corporation      *
                        Supplemental Retirement Plan Effective January 1,
                        1997 (Executed effective as of January 1, 2000)

   **10.5               R. G. Barry Corporation Incentive Plan for Key      Incorporated herein by reference to
                        Employees                                           Registrant's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 29, 1984
                                                                            (File No. 0-12667) [Exhibit 10(e)]

   **10.6               Employment Agreement, dated July 1, 1998,           Incorporated herein by reference to
                        between Registrant and Gordon Zacks                 Registrant's Annual Report on Form 10-K for
                                                                            the fiscal year ended January 2, 1999 (File
                                                                            No. 1-8769) [Exhibit 10(d)]

   **10.7               Agreement, dated September 27, 1989, between        Incorporated herein by reference to
                        Registrant and Gordon Zacks                         Registrant's Current Report on Form 8-K
                                                                            dated October 11, 1989, filed October 12,
                                                                            1989 (File No. 0-12667) [Exhibit 28.1]

   **10.8               Amendment No. 1, dated as of October 12, 1994,      Incorporated herein by reference to
                        between Registrant and Gordon Zacks                 Amendment No. 14 to Schedule 13D, dated
                                                                            January 27, 1995, filed by Gordon Zacks on
                                                                            February 13, 1995 [Exhibit 5]


    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
   **10.9               Amended Split-Dollar Insurance Agreement, dated     Incorporated herein by reference to
                        March 23, 1995, between Registrant and              Registrant's 1995 Form 10-K [Exhibit 10(h)]
                        Gordon B. Zacks

   **10.10              R. G. Barry Corporation 1988 Stock Option Plan      Incorporated herein by reference to
                        (Reflects amendments through May 11, 1993)          Registrant's Registration Statement on Form
                                                                            S-8, filed August 18, 1993 (Registration
                                                                            No. 33-67594) [Exhibit 4(r)]

   **10.11              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of incentive stock        Registrant's 1995 Form 10-K [Exhibit 10(k)]
                        options pursuant to the R. G. Barry Corporation
                        1988 Stock Option Plan

   **10.12              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of non-qualified          Registrant's 1995 Form 10-K [Exhibit 10(l)]
                        stock options pursuant to the R. G. Barry
                        Corporation 1988 Stock Option Plan

   **10.13              Description of Incentive Bonus Program              Incorporated herein by reference to
                                                                            Registrant's Annual Report on Form 10-K for
                                                                            the fiscal year ended December 28, 1991
                                                                            (File No. 1-8769) [Exhibit 10(k)]

   **10.14              R. G. Barry Corporation Employee Stock Purchase     Incorporated herein by reference to
                        Plan (Reflects amendments and revisions for         Registrant's Registration Statement on Form
                        stock dividends and stock splits through            S-8, filed August 18, 1993 (Registration
                        May 11, 1993)                                       No. 33-67596) [Exhibit 4(r)]

   **10.15              R. G. Barry Corporation 1994 Stock Option Plan      Incorporated herein by reference to
                        (Reflects stock splits through June 22, 1994)       Registrant's Registration Statement on Form
                                                                            S-8, filed August 24, 1994 (Registration
                                                                            No. 33-83252) [Exhibit 4(q)]

   **10.16              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of incentive stock        Registrant's 1995 Form 10-K [Exhibit 10(p)]
                        options pursuant to the R. G. Barry Corporation
                        1994 Stock Option Plan

   **10.17              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of non-qualified          Registrant's 1995 Form 10-K [Exhibit 10(q)]
                        stock options pursuant to the R. G. Barry
                        Corporation 1994 Stock Option Plan


    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
  **10.18               Executive Employment Agreement, effective as of     Incorporated herein by reference to
                        January 4, 1998, between Registrant and             Registrant's 1997 Form 10-K [Exhibit 10(q)]
                        Christian Galvis

  **10.19               Restricted Stock Agreement, effective as of         Incorporated herein by reference to
                        January 4, 1998, between Registrant and             Registrant's 1997 Form 10-K [Exhibit 10(s)]
                        Christian Galvis

  **10.20               Agreement, effective as of January 4, 1998,         Incorporated herein by reference to
                        between Registrant and Richard L. Burrell           Registrant's 1997 Form 10-K [Exhibit 10(t)]

  **10.21               Agreement, effective as of January 4, 1998,         Incorporated herein by reference to
                        between Registrant and Harry Miller                 Registrant's 1997 Form 10-K [Exhibit 10(v)]

  **10.22               R. G. Barry Corporation Deferred Compensation       Incorporated herein by reference to
                        Plan As Amended and Restated (Effective as of       Registrant's 1995 Form 10-K [Exhibit 10(v)]
                        September 1, 1995)

  **10.23               Amendment No. 1 to the R. G. Barry Corporation      *
                        Deferred Compensation Plan (Effective as of
                        March 1, 1997)

  **10.24               R. G. Barry Corporation Stock Option Plan for       Incorporated herein by reference to
                        Non-Employee Directors (Reflects share splits       Registrant's 1997 Form 10-K [Exhibit 10(x)]
                        and amendments through February 19, 1998)

  **10.25               R. G. Barry Corporation 1997 Incentive Stock        Incorporated herein by reference to
                        Plan (Reflects amendments through May 13, 1999)     Registrant's Registration Statement on Form
                                                                            S-8, filed June 18, 1999 (Registration No.
                                                                            333-81105) [Exhibit 10]

  **10.26               Form of Stock Option Agreement used in              *
                        connection with the grant of incentive stock
                        options pursuant to the R. G. Barry Corporation
                        1997 Incentive Stock Plan


    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
  **10.27               Form of Stock Option Agreement used in              *
                        connection with the grant of non-qualified
                        stock options pursuant to the R. G. Barry
                        Corporation 1997 Incentive Stock Plan

  **10.28               Restricted Stock Agreement, dated as of May 13,     Incorporated herein by reference to
                        1999, between Registrant and Gordon Zacks           Registrant's Quarterly Report on Form 10-Q
                                                                            for the fiscal quarter ended July 3, 1999
                                                                            (File No. 1-8769) [Exhibit 10.1]

  **10.29               Letter Agreement, dated September 27, 1999,         *
                        between Registrant and Edward Bucciarelli

  **10.30               Restricted Stock Agreement, dated as of October     *
                        25, 1999, between Registrant and Edward P.
                        Bucciarelli

    10.31               Shareholders' Agreement, dated July 20, 1999        Incorporated herein by reference to
                        and executed on July 22, 1999, between Mr.          Registrant's Quarterly Report on Form 10-Q
                        Thierry Civetta and Registrant                      for the fiscal quarter ended October 2,
                                                                            1999 (File No. 1-8769) [Exhibit 10.1]

    10.32               Current Account Agreement, executed on July 22,     Incorporated herein by reference to
                        1999, between Escapade SA and Mr. Thierry           Registrant's Quarterly Report on Form 10-Q
                        Civetta                                             for the fiscal quarter ended October 2,
                                                                            1999 (File No. 1-8769) [Exhibit 10.2]

    10.33               Joint Guarantee, granted by Credit Suisse           Incorporated herein by reference to
                        Hottiguer, as guarantor, to Registrant, as          Registrant's Quarterly Report on Form 10-Q
                        beneficiary, and executed on July 22, 1999          for the fiscal quarter ended October 2,
                                                                            1999 (File No. 1-8769) [Exhibit 10.3]

    10.34               Loan Agreement, executed on July 22, 1999,          Incorporated herein by reference to
                        between Escapade SA and R. G. Barry France          Registrant's Quarterly Report on Form 10-Q
                        Holdings, Inc.                                      for the fiscal quarter ended October 2,
                                                                            1999 (File No. 1-8769) [Exhibit 10.4]


    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------

     13.1               Registrant's Annual Report to Shareholders for      Incorporated herein by reference to the
                        the fiscal year ended January 1, 2000 (Not          financial statements portion of this Annual
                        deemed filed except for the portions thereof        Report on Form 10-K beginning at page 14
                        which are specifically incorporated by
                        reference into this Annual Report on Form 10-K)

     21.1               Subsidiaries of Registrant                          *

     23.1               Consent of Independent Certified Public             *
                        Accountants

     24.1               Powers of Attorney                                  *

     27.1               Financial Data Schedule                             *

---------------
*        Filed herewith
**       Management contract or compensatory plan or arrangement.

SIX YEAR REVIEW OF SELECTED FINANCIAL DATA
R.G. Barry Corporation and Subsidiaries

                                                                                     1999              1998          1997(**)
    SUMMARY OF OPERATIONS (THOUSANDS)
    Net sales                                                                   $ 140,092         $ 149,404        $ 148,034
    Cost of sales                                                                  84,657            75,979           76,697
       Gross profit                                                                55,435            73,425           71,337
    Selling, general and administrative expenses                                   66,416            56,719           53,137
    Restructuring and asset impairment charges                                      5,914              --               --
    Interest expense, net                                                          (1,651)           (1,607)          (1,817)
    Other income (expense)                                                            502               380              415
    Earnings (loss) before income taxes                                           (18,044)           15,479           16,798
    Income tax expense (benefit)                                                   (4,283)            5,712            6,680
    Minority interest                                                                 (20)
    Net earnings (loss)                                                         $ (13,781)        $   9,767        $  10,118
    ADDITIONAL DATA
    Basic earnings (loss) per share(*)                                          $   (1.46)        $    1.01        $    1.06
    Diluted earnings (loss) per share(*)                                        $   (1.46)        $    0.98        $    1.03
    Book value per share(*)                                                     $    6.43         $    8.01        $    7.07
    Annual % change in net sales                                                     (6.2%)             0.9%             0.5%
    Annual % change in net earnings                                                (241.1%)            (3.5%)           22.5%
    Net earnings (loss) as a percentage of beginning shareholders' equity           (17.6%)            14.4%            17.8%
    Basic average number of shares outstanding (in thousands)(*)                    9,455             9,698            9,504
    Diluted average number of shares outstanding (in thousands)(*)                  9,455             9,992            9,820
    FINANCIAL SUMMARY (THOUSANDS)
    Current assets                                                              $  70,561         $  90,233        $  82,554
    Current liabilities                                                            16,803            17,263           20,017
    Working capital                                                                53,758            72,970           62,537
    Long-term debt                                                                  8,571            10,714           12,992
    Net shareholders' equity                                                       60,169            78,080           67,608
    Net property, plant and equipment                                              14,408            12,875           14,231
    Total assets                                                                   92,047           111,345          104,674
    Capital expenditures                                                            3,381             1,136            2,944
    Depreciation and amortization of property, plant and equipment                  2,243             2,413            2,531

                                                                               1996              1995              1994
    SUMMARY OF OPERATIONS (THOUSANDS)
    Net sales                                                             $ 147,284         $ 134,034         $ 117,453
    Cost of sales                                                            81,860            73,538            70,708
       Gross profit                                                          65,424            60,496            46,745
    Selling, general and administrative expenses                             49,008            48,557            39,375
    Restructuring and asset impairment charges                                 --                --                --
    Interest expense, net                                                    (2,483)           (2,962)           (1,701)
    Other income (expense)                                                     (211)            1,060               333
    Earnings (loss) before income taxes                                      13,722            10,037             6,002
    Income tax expense (benefit)                                              5,465             3,738             2,191
    Minority interest
    Net earnings (loss)                                                   $   8,257         $   6,299         $   3,811
    ADDITIONAL DATA
    Basic earnings (loss) per share(*)                                    $    0.89         $    0.68         $    0.43
    Diluted earnings (loss) per share(*)                                  $    0.84         $    0.65         $    0.43
    Book value per share(*)                                               $    6.05         $    5.14         $    4.44
    Annual % change in net sales                                                9.9%             14.1%             16.1%
    Annual % change in net earnings                                            31.1%             65.3%              0.3%
    Net earnings (loss) as a percentage of beginning shareholders' equity      17.3%             15.3%             12.1%
    Basic average number of shares outstanding (in thousands)(*)              9,308             9,234             8,823
    Diluted average number of shares outstanding (in thousands)(*)            9,827             9,690             8,823
    FINANCIAL SUMMARY (THOUSANDS)
    Current assets                                                        $  67,679         $  62,721         $  56,683
    Current liabilities                                                      13,956            18,793            17,332
    Working capital                                                          53,723            43,928            39,351
    Long-term debt                                                           15,265            15,390            16,445
    Net shareholders' equity                                                 56,743            47,611            41,054
    Net property, plant and equipment                                        13,929            14,156            13,785
    Total assets                                                             89,067            84,340            76,961
    Capital expenditures                                                      2,404             3,363             2,234
    Depreciation and amortization of property, plant and equipment            2,571             2,158             1,905

      See also Management's Discussion & Analysis of Financial Condition & Results of Operations

      (*) Retroactively restated to reflect 5-for-4 share split distributed June 17, 1996 and 4-for-3 share splits distributed September 15, 1995 and June 22, 1994

      (**)  Fiscal year includes fifty-three weeks

      Certain amounts from prior years have been reclassified to conform with current year's presentation


                                    8 and 9

MARKET AND DIVIDEND INFORMATION
R.G. Barry Corporation and Subsidiaries

MARKET VALUE

                 QUARTER                     HIGH               LOW              CLOSE
1999             First                     $13.125            $ 8.313            $ 8.750
                 Second                      9.875              7.625              8.250
                 Third                       8.313              4.750              6.125
                 Fourth                      6.250              3.500              3.938

1998             First                     $14.125            $10.000            $13.750
                 Second                     16.500             13.500             16.500
                 Third                      17.688             12.750             13.875
                 Fourth                     13.750             10.625             11.000

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

QUARTERLY FINANCIAL DATA
R.G. Barry Corporation and Subsidiaries

1999 FISCAL QUARTERS                         in thousands, except net earnings (loss) per share

                                           FIRST          SECOND          THIRD          FOURTH
-----------------------------------------------------------------------------------------------
NET SALES                               $ 20,734        $ 19,168        $ 48,118       $ 52,072
GROSS PROFIT                               8,644           4,868          21,685         20,238
NET EARNINGS (LOSS)                       (2,937)         (5,176)          1,473         (7,141)
BASIC EARNINGS (LOSS) PER SHARE         $  (0.30)       $  (0.55)       $   0.15       $  (0.76)
DILUTED EARNINGS (LOSS) PER SHARE       $  (0.30)       $  (0.55)       $   0.15       $  (0.76)

1998 Fiscal Quarters
                                           First          Second          Third          Fourth
-----------------------------------------------------------------------------------------------
Net sales                               $ 22,777        $ 17,992        $ 52,387       $ 56,248
Gross profit                              10,147           8,730          26,969         27,579
Net earnings (loss)                         (751)         (1,598)          6,065          6,051
Basic earnings (loss) per share         $  (0.08)       $  (0.16)       $   0.62       $   0.63
Diluted earnings (loss) per share       $  (0.08)       $  (0.16)       $   0.61       $   0.61

Certain amounts from prior periods have been reclassified to conform with current presentation.

See also Management's Discussion & Analysis of Financial Condition & Results of Operations.

                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                     FINANCIAL CONDITION & RESULTS OF OPERATIONS
                                         R.G. Barry Corporation and Subsidiaries


LIQUIDITY AND CAPITAL RESOURCES

The assets we use in the development, production, marketing, warehousing and distribution, and sale of our products consist mainly of current assets, such as cash, receivables, inventory, and prepaid expenses. Our assets also include, to a lesser extent, net property, plant and equipment, and other non-current assets. At the end of 1999, current assets amounted to approximately 77 percent of total assets, compared with 81 percent at the end of 1998.
A substantial portion of non-current assets are net property, plant and equipment, and to a lesser extent, deferred income taxes and goodwill.

As of the end of 1999, we had $53.8 million in net working capital, made up of $70.6 million in current assets, less $16.8 million in current liabilities. At the end of 1998, we had $73.0 million in net working capital. A substantial portion of the decline in net working capital relates to the $13.8 million loss incurred during fiscal 1999. In addition, during the first half of 1999, we reacquired in open market purchases approximately 478 thousand of the our common shares to hold as treasury shares, spending approximately $4.1 million, plus early in the third quarter we acquired an 80% interest in Escapade, the parent company of Fargeot et Compagnie ("Fargeot"), a French slipper manufacturer for approximately $2.4 million in cash, net of the cash acquired.

We ended 1999 with $10.0 million in cash and cash equivalents, $8.6 million in net trade receivables, and $40.7 million in inventory. By comparison, at the end of 1998, we had $29.6 million in cash and cash equivalents, $10.5 million in net trade receivables, and $43.1 million in inventory. The decrease in cash from 1998 to 1999, is largely the result of the open market stock purchase described above, the Fargeot acquisition, capital spending for the 1999 fiscal year amounting to $3.4 million, and our 1999 loss of $13.8 million. See also the accompanying Consolidated Statements of Cash Flows. While net trade receivables declined from 1998 to 1999, receivable turnover indicates a slight slowdown. We believe that the decline in turnover reflects a slight shift in the timing of monthly shipments to our customers, coupled with retailers' expectations about merchandise returns after the end of the year. We believe that there is no significant increase in exposure to uncollectible accounts. We have provided an accrual for the impact of expected returns in 1999 operating results. In addition, we do not expect to incur any significant markdown exposure as a result of accepting returned merchandise from our customers. The decrease in inventory from $43.1 million in 1998 to $40.7 million in 1999, represents a planned decline in finished goods slipper inventory, both domestically and internationally, plus a substantial decline in Thermal products inventory.

Traditionally, we have leased most of our operating facilities. We periodically review facilities to determine whether our current facilities will satisfy projected operating needs for the foreseeable future. There were no significant changes in facilities in 1998. During the second half of 1999, we opened a new manufacturing facility in the Dominican Republic. Products manufactured in the leased Dominican facility can be shipped into the European market at duty rates favorable when compared with shipments from the United States. The new facility is expected to help support our production needs for the foreseeable future, and replaces the capacity in the Shenzhen, China facility, which closed early in 2000. Also in 1999, we opened a leased warehouse in San Antonio, Texas. This facility is expected to support warehousing needs, and to reduce dependence upon short-term leased facilities that accommodate peak seasonal storage needs. Substantially all of the capital expenditures in 1998 and 1999, in addition to supplying the equipment for these two facilities, were for routine additions to production machinery and equipment.

We have typically relied on our Revolving Credit Agreement ("Revolver"), first executed in February 1996, to satisfy additional capital requirements, including seasonal working capital needs. In June 1999, we agreed with our three main banks to extend the existing multi-year Revolver through 2001; the Revolver provides for periodic further extensions beyond 2001, under certain conditions. For several years, the Revolver provided a seasonally adjusted available line of credit ranging from $6 million to $51 million. During 1999, peak borrowings amounted to $30.0 million compared with $25.5 million in 1998. The daily average borrowing under the Revolver during 1999 increased to $9.9 million, at a weighted average interest rate of 6.4%, as compared with $7.6 million, at a weighted average interest rate of 6.7%, during 1998. In December 1999, the banks modified the Revolver to eliminate the interest coverage test for year end fiscal 1999. In February 2000, the banks have agreed to amend the Revolver. The principal amendments to the Revolver replace the interest coverage ratio test for the first three quarters of 2000 with minimum operating results, increase the borrowing spread over market rates, and increase the periodic reporting of

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION & RESULTS OF OPERATIONS
R.G. Barry Corporation and Subsidiaries

certain financial information. At our request, the amendment reduces the minimum availability to $3 million and the peak availability to $42 million.

At times, we have incurred additional long-term debt to provide long-term financing. The last time we incurred additional long-term debt was in 1994, when we issued a $15 million, 9.7 percent note, due in 2004 ("Note"). The balance due under the Note as of the end of 1999, was $10.7 million. The Note and Revolver contain certain other covenants that we believe are normally found agreements of similar type and duration. The Note and the Revolver place restrictions on the amount of additional borrowings, and contain certain other financial covenants -- see also Note 4 to the Consolidated Financial Statements for additional information. The Note requires semi-annual interest payments and annual principal repayments, the first of which began in July 1998, of $2.1 million. We are in compliance with all covenants of the Note, and following the modification to the Revolver late in 1999, are in compliance with all covenants of the Revolver.

Cash dividends were last paid in 1981. While the Note and Revolver, as of year-end 1999, permitted the payment of cash dividends and the repurchase of common shares for treasury, there are no current plans to resume payment of cash dividends. We anticipate continuing to use our cash resources to finance operations and to fund the future. Subject to the covenants of the Note and Revolver, we may currently incur additional long-term debt, should that become desirable. See also Note 4 to the Consolidated Financial Statements for additional information.

We believe that we have a strong balance sheet, with strong financial ratios. At the end of 1999, total capitalization amounted to $68.7 million, comprised of
12.5 percent long-term debt and 87.5 percent shareholders' equity. This compares with $88.8 million in total capitalization at year end 1998, comprised of 12.1 percent long-term debt and 87.9 percent shareholders' equity. Our current ratio, a measure of the relationship of current assets to current liabilities, was 4.20 to 1 at year-end 1999, compared with 5.23 to 1 at year-end 1998.

LEGAL PROCEEDINGS

During the third quarter of 1998, we filed a lawsuit against Domino's Pizza, Inc., and Phase Change Laboratories, Inc., alleging patent infringement and deceptive advertising. The case involves our patented invention, which maintains desired temperature of food and other items using a phase change material. Domino's Pizza purchased a product it calls the "Heat Wave" system, manufactured by Phase Change Laboratories, Inc. We believe that the product infringes upon our patent as granted by the United States Patent Office. We seek damages, attorney's fees, and an injunction against further infringement by both defendants. Discovery in this matter has been completed and the case is scheduled for trial in late spring 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 1999, we adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage (as defined in SOP 98-1) in an internal-use computer software development project be expensed as incurred. The adoption of SOP 98-1 did not affect our results of operations or financial position.

In addition, in January 1999, we adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities ". SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The adoption of SOP 98-5 did not affect our results of operations or financial position.

The FASB has issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("Statement"), which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after their issuance. We expect to adopt the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm

                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                     FINANCIAL CONDITION & RESULTS OF OPERATIONS
                                         R.G. Barry Corporation and Subsidiaries

commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.

FOREIGN CURRENCY RISK

In recent years, several foreign currencies, primarily those in the Far East, Eastern Europe, and Latin America, have been subject to value fluctuations in world currency markets, and in some cases currencies have suffered significant devaluation. Our operations are currently conducted primarily in U. S. Dollars and to a much lesser degree in British Pounds Sterling, French Francs, Swiss Francs, European Euros, Canadian Dollars, and German Marks -- all currencies that historically have not been subject to significant volatility. In accordance with our established policy guidelines, we have at times hedged some of these currencies on a short-term basis, using foreign exchange contracts as a means to protect ourselves from fluctuations. At the end of fiscal 1999, there were no foreign exchange contracts outstanding. The amount of foreign exchange contracts that we have normally maintained has not been material to overall operations.

In addition, portions of our labor and other costs are incurred in Mexican Pesos, to a lesser degree in Dominican Republic Pesos, and formerly in Chinese Renminbi. Normally, we have not hedged these currencies as they have generally declined in value over time when compared to the U. S. Dollar. In addition, forward contracts in these currencies generally are neither readily nor economically available. Should any of these currencies suffer a devaluation compared to the U. S. Dollar, we believe that the impact would likely reduce the effective costs of manufacturing in those countries, although any such reduction is not expected to have a significant impact upon our results of operations.

IMPLEMENTATION OF THE "EURO" AS A COMMON LEGAL CURRENCY IN EUROPE

We believe that we are prepared for the implementation of the "Euro" as the common legal currency in certain European Community countries that began early in 1999. The United Kingdom, which is one of our principal bases of operation in Europe, will not immediately join the transition to the Euro, although France, where we also conduct substantial business operations, has already joined. Our systems have been designed with sufficient flexibility to handle the introduction of the Euro as an added transactional currency. We incurred a nominal cost in preparing systems for the introduction of the Euro.

YEAR 2000 READINESS DISCLOSURES

During 1998 and 1999, we conducted extensive tests of our computer application systems, which confirmed the readiness of systems to address year 2000 computer date concerns. In early January 2000, we opened for business without any disruptions relating to the year 2000 issue, and thus far in 2000, have experience no significant problems. While it cannot be certain that there will not be future computer system problems, we believe that any future such problems, if they occur, will be minor in nature and manageable. We believe that principally as a result of substantial equipment and software upgrades implemented in recent years, all critical application systems have been converted to address potential problems.

RESULTS OF OPERATIONS
1999 SALES AND OPERATIONS COMPARED WITH 1998

Results for 1999 were disappointing. The disappointment started early in 1999, when Sears, Penney's and Mervyns accelerated their move toward emphasizing in-house private label brands for many categories of merchandise including the amount of Dearfoams(R) branded products that they purchase from us. This reduced our sales in 1999 by approximately $8 million from 1998. With reduced sales to these customers, we recognized the need for further emphasis on lowering production levels and reducing our inventories. Lowering production to reduce inventory was very expensive. Operating our plants at less than optimum capacity, resulted in inefficiencies and underutilized capacity. Complicating matters was our having finalized the fall 1999 line later in the season than normal. Finalizing the line late contributed to plant inefficiencies and in some cases contributed to late deliveries to customers. Also during 1999, we aggressively liquidated closeout and irregular inventory, at lower than normal gross profit levels.

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION & RESULTS OF OPERATIONS
R.G. Barry Corporation and Subsidiaries

During 1999, we introduced a line of Soluna(TM)Spa-at-home thermal/magnetic products, with disappointing sell-through at retail. Early in 1999, retailers were initially very excited about this new line of products, although consumers did not confirm the retailers' optimism during the critical holiday selling season. We supported Soluna(TM) heavily with promotional activities and incurred significant costs to support the movement of inventory through the retail pipeline.

In Europe, we invested heavily in television advertising as a means to strengthen our slippers' brand awareness in France. This added expense increased our costs of operation.

In 1999, our lawsuit against Domino's Pizza and Phase Change Laboratories for patent infringement added to our expense structure. This litigation continues in 2000.

For the fiscal year 1999, net sales amounted to $140.1 million, approximately
6.2 percent lower than net sales in 1998 of $149.4 million. For the 1999 fiscal year, we incurred a loss of $13.8 million. See also, Note 13 of Notes to the Consolidated Financial Statements for a breakdown of net sales by geographic region of the world and by segment of our operations.

We operate in three differing segments: i) Barry Comfort North America, which manufactures and markets at-and-around-the-home comfort footwear in North America, ii) Barry Comfort Europe, which markets footwear principally in western Europe and iii) Thermal, which markets thermal retention technology products, principally in North America, that act as hot or cold temperature reservoirs releasing that energy over time.

Net sales of Barry Comfort North America decreased in 1999 to $118.9 million from $128.0 million in 1998, a 7.1 percent decline in at-and-around-the-home comfort footwear. The primary contributor to this decline was the decision of Sears, Penney's, and Mervyns to move toward in-house private label for a sizable portion of their merchandise including our Dearfoam(R) slippers.

In 1991, we opened our first European office in London, and in 1997, opened an office in Paris. In 1999, we acquired an 80 percent ownership in Fargeot, a 70-year old French slipper manufacturer. Fargeot supplies slippers principally to smaller retail establishments in France and Western Europe. We believe that Fargeot will enhance the market for our other slippers throughout Europe. Net sales of Barry Comfort Europe, principally in the United Kingdom and France, amounted to $11.6 million in 1999, compared with net sales of $9.5 million in 1998.

Our Thermal segment sells proprietary thermal retention technology products -- products that maintain constant temperatures over time after having been energized by either heat or cold. Net sales of Thermal products declined in 1999 to $9.5 million from $11.9 million in 1998. The decrease was mainly the result of the decision to concentrate efforts on the development of commercial applications of the thermal technologies. We believe our decision in 1999 to exit the Consumer products business with these technologies, contributed to the decline in net sales and gross profit. We also believe that sales of Thermal products have been adversely affected by the patent infringement of Domino's Pizza, Inc. and Phase Change Laboratories, Inc. referred to above in the `Legal Proceedings' portion of this discussion.

Gross profit in 1999 amounted to $55.4 million, as compared with gross profit in 1998 of $73.4 million. Gross profit as a percent of net sales, declined in 1999 to 39.6 percent, compared with 49.1 percent during 1998. Gross profit was adversely impacted in 1999, by several items:

- Net sales in 1999 declined, as noted previously, from those in 1998.

- The strategy of lowering production levels and reducing inventory on hand proved very costly. Our manufacturing facilities operated at less than optimum levels of capacity, and thus generated inefficiencies in operations that hurt the cost of our products and reduced the gross profit realized on net sales.

- We opened a new factory in the Dominican Republic. While this factory adversely affected gross profit, during 1999, it is expected that this factory will contribute to operations once it is fully operational in 2000, as it will reduce our costs of products designated for distribution in Europe.

                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                     FINANCIAL CONDITION & RESULTS OF OPERATIONS
                                         R.G. Barry Corporation and Subsidiaries

- The sale of closeout, excess and inventory irregulars adversely impacted gross profit.

Selling, general and administrative expenses increased significantly in 1999 to $66.4 million, compared with $56.7 million in 1998. The increase in these expenses reflects added costs in a number of areas:

- We incurred added expenses in support of the marketing and selling of our products, with a sizable portion of the increase associated with the new Soluna(TM) Spa-at-home products,

- We opened a new warehouse in San Antonio in 1999 which increased the costs of storage and shipping during the year,

- We incurred expenses to defend our proprietary patents against infringement by Domino's and Phase Change Laboratories, and

- We supported the entry of our slippers into the French market with a television advertising campaign.

Net interest expense at $1.7 million increased in 1999 slightly from 1998. During 1999, the daily average seasonal borrowings under the Revolver amounted to $9.3 million, compare with $7.6 million during 1998. The weighted average interest rate in 1999 declined slightly to 6.4 percent from 6.7 percent in 1998.

For the 1999 fiscal year, after restructuring discussed in the next paragraph, we incurred a loss amounting to $18.0 million before income taxes, compared with earnings before taxes in 1998 of $15.5 million. The net loss in 1999 after the benefit of current and deferred income taxes, amounts to $13.8 million. In 1998, we had earnings after income taxes of $9.8 million. For 1999, the basic and diluted loss per share amounted to $1.46 per share, compared with basic earnings per share in 1998 of $1.01 per share. In 1998, diluted earnings per share [a measure of earnings per average common share that includes a computation of shares attributable to outstanding but unexercised options] amounted to $0.98 per share.

RESTRUCTURING

In December 1999, we announced a restructuring plan that is intended to address the problems experienced during 1999. This restructuring plan, which has been provided for in the operating results for 1999, is estimated to cost approximately $1.8 million. Early in 2000, we closed our manufacturing facility in Shenzhen, China. In addition, in 2000, we will be reducing the size of our warehouse facility in San Antonio, Texas, reducing the office space in our San Antonio administrative offices, closing one of the facilities utilized in our Barry/Vesture thermal operations and shifting that production to existing facilities in Mexico, shifting thermal warehousing to our warehouses in Goldsboro and San Antonio, relocating sample making operations from Columbus to factories in Mexico, streamlining our Design and Product development processes, and relocating our marketing functions to our offices in New York City.

As a result of our narrowed focus and exiting the consumer products and housewaves business for our Thermal retention technology products, we have determined that the goodwill resulting from our acquisition of Vesture Corporation in 1994 is impaired with little or no value. Accordingly, we have written off the balance of the goodwill, $4 million, relating to the Vesture acquisition. The write-off is not currently tax deductible.

1998 SALES AND OPERATIONS COMPARED WITH 1997

Net sales for 1998 amounted to $149.4 million, approximately 0.9 percent greater than net sales in 1997 of $148.0 million. For the 1998 fiscal year, net earnings amounted to $9.8 million, approximately 3.5 percent lower than net earnings of $10.1 million for 1997.

Net sales of Barry Comfort North America increased in 1998 to $128.0 million from $123.8 million in 1997, reflecting a 3.4 percent increase in at-and-around-the-home comfort footwear. Net sales in Barry Comfort Europe amounted to $9.5 million in 1998, a 35.9 percent increase when compared with the $7.0 million net sales in 1997. Substantially all of the increase in 1998 occurred in France.

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION & RESULTS OF OPERATIONS
R.G. Barry Corporation and Subsidiaries

Net sales of Thermal products declined in 1998 to $11.9 million from $17.2 million in 1997. The decrease was mainly the result of the decision in late 1997 to de-emphasize the sale of thermal consumer products in the accessories departments of department stores, and to concentrate efforts on the development of commercial applications of the thermal technologies. Also contributing to the decline in net sales was a decision by a major customer to source certain of its non-MICROCORE(R) components, directly from alternate suppliers rather than continue to purchase them from us. We believe sales of Thermal products were adversely affected by the patent infringement by Domino's Pizza, Inc. and Phase Change Laboratories, Inc. referred to elsewhere under `Legal Proceedings'.

Gross profit increased to $73.4 million during 1998, from $71.3 million in 1997. Gross profit margin, as a percent of net sales, also increased during 1998 to 49.1 percent, compared with 48.2 percent in 1997. Increases in net sales of higher margin Barry Comfort at-and-around-the-home comfort footwear, coupled with a decline in sales of lower margin non-MICROCORE(R) components, contributed to the growth in gross profit percent. In addition, the expanded use of modular manufacturing contributed to increased gross profit margins. During the spring of 1998, we concluded a project to expand the use of modular manufacturing to all of the Barry Comfort production facilities. With modular manufacturing, we realize improved efficiencies and lowered the per product cost without a sizable infrastructure investment.

Selling, general and administrative expenses increased during 1998 to $56.7 million, a 6.7 percent increase over the $53.1 million expense incurred in 1997. Most of the increase related to advertising, and marketing and sales promotion programs in Barry Comfort implemented in anticipation of net sales growth.

Net interest expense in 1998 declined to $1.6 million from $1.8 million in 1997. Improved profitability in 1998 and 1997 resulted in improved liquidity. During 1998, daily average seasonal borrowings under the Revolver amounted to $7.6 million, compared with $8.2 million during 1997. In both years, the weighted average interest rate was approximately 6.7 percent.

For the year, earnings before income taxes amounted to $15.5 million compared with $16.8 million in 1997, a decline of 7.9 percent. Net earnings after taxes decreased by 3.5 percent in 1998 to $9.8 million from $10.1 million in 1997. During 1998, we implemented several strategies to effectively reduce the overall effective income tax rate to approximately 37 percent. During 1997, the effective income tax rate had been nearly 40 percent. For 1998, basic earnings per share amounted to $1.01 per share, while diluted earnings per share amounted to $0.98 per share. The comparable per share calculations for 1997 were basic earnings per share of $1.06, and diluted earnings per share of $1.03.



   FORWARD LOOKING STATEMENTS

   "SAFE HARBOR" Statement under the Private Securities Litigation Reform Act of 1995:
   The statements in this Annual Report to Shareholders, which are not historical fact are forward looking statements based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to our business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effects of pricing pressures from retailers; inherent risks of international development, including foreign currency exchange risks, the implementation of the Euro, economic conditions, regulatory and cultural difficulties or delays in development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment, including continued success in addressing year 2000 issues; manufacturing capacity; efficiency and supply constraints; weather conditions; and other risks detailed in our press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting us and the impact of such events on our operations may vary from those currently anticipated.

                                                     CONSOLIDATED BALANCE SHEETS
                                         R.G. Barry Corporation and Subsidiaries

                                                                                                January 1, 2000   January 2, 1999
                                                                                                           (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                         $  10,006      $  29,596
   Accounts receivable:
     Trade (less allowance for doubtful receivables, returns and
       promotions of $20,782 and $16,021, respectively)                                                  8,644         10,469
     Other                                                                                               1,010          1,073
   Inventory                                                                                            40,652         43,091
   Deferred income taxes                                                                                 7,711          3,729
   Prepaid expenses                                                                                      2,538          2,275
                                                                                                     ---------      ---------
     Total current assets                                                                               70,561         90,233
                                                                                                     ---------      ---------
Property, plant, and equipment, at cost                                                                 43,333         41,697
   Less accumulated depreciation and amortization                                                       28,925         28,822
                                                                                                     ---------      ---------
     Net property, plant, and equipment                                                                 14,408         12,875
                                                                                                     ---------      ---------
Deferred income taxes                                                                                    1,740          1,187
Goodwill (less accumulated amortization of
   $68 and $512, respectively)                                                                           2,602          4,114
Other assets                                                                                             2,736          2,936
                                                                                                     ---------      ---------
                                                                                                     $  92,047      $ 111,345
                                                                                                     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current installments of long-term debt and capital lease
     obligations                                                                                     $   2,143      $   2,278
   Notes payable to minority holders and others                                                            682           --
   Accounts payable                                                                                      8,424          6,581
   Accrued expenses                                                                                      5,554          8,404
                                                                                                     ---------      ---------
     Total current liabilities                                                                          16,803         17,263
                                                                                                     ---------      ---------
Accrued retirement cost, excluding current liability                                                     4,989          4,440
Long-term debt, excluding current installments                                                           8,571         10,714
Other                                                                                                    1,273            848
                                                                                                     ---------      ---------
     Total liabilities                                                                                  31,636         33,265
                                                                                                     ---------      ---------
Minority interest                                                                                          242           --
Shareholders' equity:
Preferred shares, $1 par value. Authorized 3,775 Class A shares, 225 Series I
   Junior Participating Class A shares, and
   1,000 Class B shares; none issued                                                                      --             --
Common shares, $1 par value. Authorized 22,500 shares;
   issued and outstanding 9,349 and 9,745 shares
   (excluding treasury shares of 1,003 and 597)                                                          9,349          9,745
Additional capital in excess of par value                                                               12,050         15,357
Deferred compensation                                                                                     (539)          (204)
Accumulated other comprehensive income                                                                     (92)          --
Retained earnings                                                                                       39,401         53,182
                                                                                                     ---------      ---------
   Net shareholders' equity                                                                             60,169         78,080
Commitments and contingencies                                                                             --             --
                                                                                                     ---------      ---------
                                                                                                     $  92,047      $ 111,345
                                                                                                     =========      =========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
R.G. Barry Corporation and Subsidiaries

                                                                       1999                   1998                   1997
                                                                               (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $140,092               $149,404               $148,034
Cost of sales                                                          84,657                 75,979                 76,697
                                                                     --------               --------               --------
   Gross profit                                                        55,435                 73,425                 71,337
Selling, general, and administrative expenses                          66,416                 56,719                 53,137
Restructuring and asset impairment charges                              5,914                     --                     --
                                                                     --------               --------               --------
   Operating income (loss)                                            (16,895)                16,706                 18,200
Other income                                                              502                    380                    415
Interest expense, net of interest income of $367,
   $389 and $322, respectively                                         (1,651)                (1,607)                (1,817)
                                                                     --------               --------               --------
   Earnings (loss) before income taxes                                (18,044)                15,479                 16,798
Income tax expense (benefit)                                           (4,283)                 5,712                  6,680
Minority interest, net of tax                                             (20)                    --                     --
                                                                     --------               --------               --------
   Net earnings (loss)                                               $(13,781)              $  9,767               $ 10,118
                                                                     ========               ========               ========
Earnings (loss) per common share:
   Basic                                                             $ (1.46)               $   1.01               $   1.06
                                                                     ========               ========               ========
   Diluted                                                           $ (1.46)               $   0.98               $   1.03
                                                                     ========               ========               ========

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
R.G. Barry Corporation and Subsidiaries

                                                           Additional                                 Accumulated
                                                           capital in     Deferred                          other
                                                 Common     excess of      compen-      Retained    comprehensive   Shareholders'
                                                 shares     par value       sation      earnings           income          equity
                                                                                  (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996                   $  9,375      $ 14,071      $     --      $ 33,297           $ --        $ 56,743
   Comprehensive income:
     Net earnings                                    --            --            --        10,118             --              --
     Other comprehensive income:
       Foreign currency translation
         adjustment                                  --            --            --            --             --              --
   Total comprehensive income                                                                                             10,118
   Stock options exercised                          193           452            --            --             --             645
   Tender of shares                                  (4)          (37)           --            --             --             (41)
   Tax benefit associated with the
       activity under various stock plans            --           143            --            --             --             143
                                               --------      --------      --------      --------           ----        --------
Balance at January 3, 1998                        9,564        14,629            --        43,415             --          67,608
   Comprehensive income:
     Net earnings                                    --            --            --         9,767             --              --
     Other comprehensive income:
       Foreign currency translation
         adjustment                                  --            --            --            --             --              --
   Total comprehensive income                                                                                              9,767
   Deferred compensation                             --           230          (230)           --             --              --
   Amortization of deferred compensation             --            --            26            --             --              26
   Stock options exercised                          217           793            --            --             --           1,010
   Tender of shares                                 (36)         (508)           --            --             --            (544)
   Tax benefit associated with the
     activity under various stock plans              --           213            --            --             --             213
                                               --------      --------      --------      --------           ----        --------
Balance at January 2, 1999                        9,745        15,357          (204)       53,182             --          78,080
   Comprehensive income:
     Net loss                                        --            --            --       (13,781)            --              --
     Other comprehensive income:
       Foreign currency translation
         adjustment                                  --            --            --            --            (92)            --
   Total comprehensive loss                                                                                              (13,873)
   Deferred compensation                             71           335          (406)           --             --              --
   Amortization of deferred compensation             --            --            71            --             --              71
   Stock options exercised                           11            29            --            --             --              40
   Purchase of shares                              (478)       (3,671)           --            --             --          (4,149)
                                               --------      --------      --------      --------           ----        --------
Balance at January 1, 2000                     $  9,349      $ 12,050      $   (539)     $ 39,401           $(92)       $ 60,169
                                               ========      ========      ========      ========           ====        ========

See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         R.G. Barry Corporation and Subsidiaries

                                                                    1999          1998          1997
                                                                            (in thousands)
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)                                          $(13,781)     $  9,767      $ 10,118
   Adjustments to reconcile net earnings (loss) to net cash
     provided (used) by operating activities:
       Tax benefit associated with activity under various
         stock plans                                                  --           213           143
       Depreciation and amortization of property,
         plant, and equipment                                      2,243         2,413         2,531
       Amortization of goodwill                                      183           116           116
       Goodwill write-off                                          4,000            --            --
       Deferred income tax expense (benefit)                      (4,535)          663           (54)
       Loss on disposal of property, plant, and equipment            186            35            97
       Amortization of deferred compensation                          71            26            --
       Minority interest, net of tax                                  20            --            --
       Net (increase) decrease in:
         Accounts receivable                                       2,907           643         1,117
         Inventory                                                 3,906        (2,713)       (6,270)
         Prepaid expenses                                           (264)          394          (642)
         Other assets                                                200           (29)         (264)
       Net increase (decrease) in:
         Accounts payable                                           (777)          192         2,219
         Accrued expenses                                         (3,023)       (3,050)        1,694
         Accrued retirement cost, net                                549         1,019           631
         Other liabilities                                           292           311           323
                                                                --------      --------      --------
           Net cash provided (used) by operating activities       (7,823)       10,000        11,759
                                                                --------      --------      --------
Cash flows from investing activities:
   Acquisition, net of cash acquired                              (2,448)           --            --
   Additions to property, plant, and equipment                    (3,381)       (1,136)       (2,944)
   Proceeds from disposal of property, plant, and equipment           10            44            14
                                                                --------      --------      --------
           Net cash used in investing activities                  (5,819)       (1,092)       (2,930)
                                                                --------      --------      --------
Cash flows from financing activities:
   Repayment of long-term debt, capital lease obligations,
     and short-term note payable                                  (2,278)       (2,273)         (125)
   Short-term borrowings                                             489            --            --
   Proceeds from shares issued                                        39         1,010           645
   Purchase of common shares for treasury                         (4,149)         (544)          (41)
                                                                --------      --------      --------
           Net cash provided (used) by financing activities       (5,899)       (1,807)          479
                                                                --------      --------      --------
   Effect of exchange rates on cash                                  (49)           --            --
                                                                --------      --------      --------
           Net increase (decrease) in cash                       (19,590)        7,101         9,308
Cash and cash equivalents at beginning of year                    29,596        22,495        13,187
                                                                --------      --------      --------
Cash and cash equivalents at end of year                        $ 10,006      $ 29,596      $ 22,495
                                                                ========      ========      ========
Supplemental cash flow disclosures:
   Interest paid                                                $  2,113      $  1,978      $  2,035
                                                                ========      ========      ========
   Income taxes paid                                            $  5,227      $  8,752      $  3,937
                                                                ========      ========      ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (a) Operations
          R. G. Barry Corporation (the Company) is a United States based multinational corporation. The Company's principal line of business is comfort products for at and around the home. The predominant market for the Company's products is North America. Products are sold primarily to department and discount stores.

      (b) Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c) Cash Equivalents
          Investments with maturities of three months or less at the date of issuance are considered cash equivalents.

      (d) Inventory
          Inventory is valued at the lower of cost or market. Approximately 73% and 77% of the 1999 and 1998, respectively, ending inventory costs are determined on the last in, first out (LIFO) basis. The remainder is determined on the first in, first out (FIFO) basis.

      (e) Depreciation and Amortization
          Depreciation and amortization have been provided substantially using the double declining-balance method over the estimated useful lives of the assets acquired prior to September 30, 1991. The Company adopted the straight-line method of depreciation on its machinery and equipment acquired after September 30, 1991.

      (f) Revenue Recognition
          The Company recognizes revenue when the goods are shipped to customers. The Company has established programs which, in certain circumstances, enable its customers to return product. The effect of these programs is estimated and a returns allowance is provided. The Company currently accounts for sales returns using a net sales approach. Previously, it had followed a cost of sales approach. Prior year financial statements have been reclassified to conform to the current year presentation. As a result of this reclassification, there has been no impact on gross profit, net earnings or loss, or earnings per share or loss per share for any period noted.

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

      (h) Per-Share Information
          The computation of basic earnings (loss) per common share for 1999, 1998, and 1997 is based on the weighted average number of outstanding common shares during the period. Diluted earnings per common share for 1998 and 1997 is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain shares subject to stock options and the stock purchase plan. Diluted loss per common share for 1999 does not include effect of potential common shares due to antidilutive effect of these instruments.

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries

                                                                       continued
      (j) Fair Value of Financial Instruments
          Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as reported in the financial statements approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company's long-term debt is disclosed in note 4.

      (k) Goodwill
          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on the straight-line method over 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      (l) Stock-Based Compensation
          The Company follows the intrinsic value method set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied (see note 9).

      (m) Advertising
          The Company expenses the costs of advertising as incurred. For the years ended January 1, 2000, January 2, 1999, and January 3, 1998, advertising expenses were $10,429, $7,615 and $6,471, respectively.

      (n) Comprehensive Income
          Comprehensive income (loss) consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity.

      (o) Translation of Foreign Currency Financial Statements
          Assets and liabilities of foreign operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchange in effect during the period.

      (p) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of
          The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (q) Reclassification
          Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

(2)   INVENTORY
      If the FIFO method had been used to value inventory, inventory would have been $342, $1,681, and $2,409 higher than that reported at the end of 1999, 1998, and 1997, respectively. Because LIFO inventory is valued using the dollar value method, it is impracticable to separate inventory values between raw materials, work-in-process, and finished goods. During 1999, 1998 and 1997, respectively, reduction in LIFO related inventory costs resulted in partial liquidation of the LIFO bases, the effect of which increased net earnings (decreased net loss) by approximately $1,339, $728, and $704, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries

continued

(3)   PROPERTY, PLANT, AND EQUIPMENT
      Property, plant, and equipment consists of the following:
                                    JANUARY 1,    January 2,     Estimated
                                          2000         1999   life in years
      ---------------------------------------------------------------------
                                                 (in thousands)
      Land and improvements            $   507       $   490          8-15
      Buildings and improvements         5,854         4,870         40-50
      Machinery and equipment           28,092        28,459          3-10
      Leasehold improvements             8,608         7,591          5-20
      Construction in progress             272           287
                                       -------       -------
                                       $43,333       $41,697
                                       =======       =======

(4)   LONG-TERM DEBT AND RESTRICTIONS
      Long-term debt consists of the following:
                                                       JANUARY 1,    January 2,
                                                             2000          1999
      -------------------------------------------------------------------------
                                                              (in thousands)
      9.7% note, due July 2004                            $10,714       $12,857
      Less current installments                             2,143         2,143
                                                          -------       -------
        Long-term debt, excluding current installments    $ 8,571       $10,714
                                                          =======       =======

      The 9.7% note, issued in July 1994, requires semiannual interest payments and annual principal repayments of $2,143, which commenced in 1998 and end in 2004.

      The Company has determined the fair value of its long-term debt based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The fair value of the 9.7% note was $11,144 and $14,100 at January 1, 2000 and January 2, 1999,
      respectively.

      In February 1996, the Company negotiated an unsecured revolving credit agreement with its banks. The agreement provides the Company with a seasonally adjusted amount of credit that has a minimum availability of $6 million and a peak availability of $51 million, with interest at variable rates. At January 1, 2000 and January 2, 1999, no amounts were outstanding. This agreement which provides for annual extensions, currently expires on December 31, 2001.

      Under the most restrictive covenants of the various loan agreements, the Company is (1) required to maintain a seasonally adjusted current ratio, as defined; (2) required to maintain a minimum seasonally adjusted tangible net worth, as defined; (3) restricted as to annual acquisition of fixed assets; and (4) restricted with regard to the amount of additional borrowings, purchase of treasury shares and payment of dividends. At January 1, 2000, approximately $6,587 of retained earnings was available for the payment of cash dividends and the purchase of treasury shares (see also note 9). There were no covenant violations during 1999 and 1998.

      In December 1999, the banks modified the revolver to eliminate the interest coverage test for 1999 fiscal year end. In February 2000, the banks have agreed to amend the revolver. The principal amendments to the revolver replace the interest coverage ratio test for the first three quarters of 2000 with minimum operating results, increase the borrowing spread over market rates, and increase the periodic reporting of certain financial information. At the Company's request, the amendment reduces the minimum availability to $3 million and the peak availability to $42 million.

      The Company maintains compensating cash balances, which are not legally restricted, to defray the costs of other banking services provided.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries

                                                                       continued

(5)   LEASE COMMITMENTS
      The Company occupies certain manufacturing, warehousing, operating, and sales facilities and uses certain equipment under cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at January 1, 2000 follows.

      Fiscal year                                            AMOUNT
      -------------------------------------------------------------
                                                     (in thousands)
      2000                                                 $  4,698
      2001                                                    4,217
      2002                                                    3,782
      2003                                                    3,323
      2004                                                    2,051
      Later fiscal years, through 2019                        5,325
                                                            -------
                                                            $23,396
                                                            =======

      Substantially all of these operating lease agreements are renewable for periods of 3 to 15 years and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in 1999, 1998, and 1997 amounted to $6,275, $5,512 and $4,986, respectively.

(6)   INCOME TAXES
      Income tax expense (benefit) consists of:

                                                1999                 1998                1997
                                            --------            -----------------------------
                                                                (in thousands)
      Current expense (benefit):
        Federal                             $   (776)              $4,644              $5,607
        Foreign                                  254                  108                 108
        State                                    774                  297               1,019
                                                 252                5,049               6,734
      Deferred expense (benefit)              (4,535)                 663                 (54)
                                             -------               ------              ------
                                             $(4,283)              $5,712              $6,680
                                             =======               ======              ======

      The differences between income taxes computed by applying the statutory federal income tax rate (35% in 1999, 1998 and 1997) and income tax expense (benefit) in the consolidated financial statements are:

                                                                  1999                 1998                1997
                                                               -------              ---------------------------
                                                                                  (in thousands)
      Computed "expected" tax expense (benefit)                $(6,307)              $5,418              $5,879
      State income taxes, net of federal income taxes              502                  193                 662
      Foreign income tax expense                                   254                  108                 108
      Impairment write down of goodwill                          1,400                   --                  --
      Other, net                                                  (132)                  (7)                 31
                                                               -------               ------              ------
                                                               $(4,283)              $5,712              $6,680
                                                               =======               ======              ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries

continued

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                        JANUARY 1, 2000     January 2, 1999
                                                                                        -----------------------------------
                                                                                                     (in thousands)
      Deferred tax assets:
        Accounts receivable                                                                      $4,526              $1,752
        Inventories                                                                               1,930               1,539
        Package design costs                                                                        272                 285
        Certain accounting accruals, including such items as
          self-insurance costs, vacation costs, and others                                          946                 116
        Pension costs                                                                             2,219               1,775
                                                                                                 ------              ------
            Total deferred tax assets                                                             9,893               5,467
      Deferred tax liabilities:
        Property, plant, and equipment                                                              442                 551
            Total deferred tax liabilities                                                          442                 551
                                                                                                 ------              ------
            Net deferred tax assets                                                              $9,451              $4,916
                                                                                                 ======              ======

      In order to realize the deferred tax asset, the Company will need to generate future taxable earnings or be able to carryback to 1998. The Company's taxable earnings history is as follows (in thousands):

                                                                                                                       1998
                                                                                                                    -------
      Taxable earnings                                                                                              $19,689
                                                                                                                    =======

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

(7)   ACCRUED EXPENSES
      Accrued expenses consist of the following:

                                                                                        JANUARY 1, 2000     January 2, 1999
                                                                                        -----------------------------------
                                                                                                    (in thousands)

      Salaries and wages                                                                         $  812              $  777
      Income taxes                                                                                  337               5,312
      Restructuring costs                                                                         1,794                  --
      Other                                                                                       2,611               2,315
                                                                                                 ------              ------
                                                                                                 $5,554              $8,404
                                                                                                 ======              ======

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries

                                                                       continued

      The funded status of the ARP and the accrued retirement costs recognized at January 1, 2000 and January 2, 1999 were:

                                                                                                   1999                1998
                                                                                               -----------------------------
                                                                                                         (in thousands)
      Change in benefit obligation:
        Benefit obligation at the beginning of the year                                         $23,163             $19,792
        Service cost                                                                                843                 719
        Interest cost                                                                             1,496               1,341
        Actuarial (gain)/loss                                                                      (826)              2,308
        Benefits paid                                                                              (997)               (997)
                                                                                                -------             -------
          Benefit obligation at the end of the year                                              23,679              23,163

      Change in plan assets:
        Fair value of plan assets at the beginning of the year                                   22,212              24,323
        Actual return on plan assets                                                              2,641                (825)
        Expenses                                                                                   (238)               (289)
        Benefits paid                                                                              (997)               (997)
                                                                                                -------             -------
          Fair value of plan assets at the end of the year                                       23,618              22,212

      Funded status                                                                                 (60)               (951)
      Unrecognized actuarial (gain)/loss                                                         (1,297)                 79
      Unrecognized prior service cost                                                               140                 169
      Unrecognized net transition obligation                                                         --                  --
                                                                                                -------             -------
          Net amount recognized in the consolidated balance sheets                              $(1,217)            $  (703)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries

continued

      The funded status of the SRP and the accrued retirement cost recognized at January 1, 2000 and January 2, 1999 are:

                                                                                                   1999                1998
                                                                                               ----------------------------
                                                                                                         (in thousands)
      Change in benefit obligation:
        Benefit obligation at the beginning of the year                                         $ 4,216             $ 3,491
        Service cost                                                                                 81                  51
        Interest cost                                                                               275                 249
        Amendments                                                                                   --                 551
        Actuarial gain                                                                             (259)                (27)
        Benefits paid                                                                               (99)                (99)
                                                                                                -------             -------
          Benefit obligation at the end of the year                                               4,214               4,216
                                                                                                =======             =======

      Change in plan assets:
        Fair value of plan assets at the beginning of the year                                       --                  --
        Employer contributions                                                                       99                  99
        Benefits paid                                                                               (99)                (99)
                                                                                                -------             -------
          Fair value of plan assets at the end of the year                                           --                  --
                                                                                                =======             =======

      Funded status                                                                              (4,214)             (4,216)
      Contribution during the fourth quarter                                                         25                  25
      Unrecognized actuarial loss                                                                   (66)                193
      Unrecognized prior service cost                                                               547                 635
      Unrecognized net transition obligation                                                         69                 118
                                                                                                -------             -------
          Net amount recognized in the consolidated balance sheets                               (3,639)             (3,245)
                                                                                                =======             =======

      Amounts recognized in the consolidated balance sheets consist of:
        Accrued retirement cost, including current liability of $99                              (3,871)             (3,835)
        Intangible asset                                                                            232                 590
                                                                                                -------             -------
          Net amount recognized                                                                 $(3,639)            $(3,245)
                                                                                                =======             =======

      The components of net periodic benefit cost for the retirement plans were:

                                                                              1999                 1998                1997
                                                                            -----------------------------------------------
                                                                                              (in thousands)

      Service cost                                                          $  923               $  770              $  721
      Interest cost                                                          1,771                1,591               1,700
      Expected return on plan assets                                        (1,853)              (1,655)             (1,702)
      Net amortization                                                         165                 (109)               (142)
                                                                            ------               ------              ------
                                                                            $1,006               $  597              $  577
                                                                            ======               ======              ======

     Weighted average assumptions as of January 1, 2000 and January 2, 1999 were:

                                                                                                   1999                1998
                                                                                                ---------------------------
      Discount rate                                                                               7.50%               6.60%
      Rate of compensation increase                                                               5.00%               5.00%
      Expected return on plan assets                                                              9.25%               9.25%


      The Company has a 401(k) plan to which salaried and nonsalaried employees may contribute a percentage, as defined, of their compensation per pay period and the Company contributes 50% of the first 3% of each participant's compensation contributed to this plan. The Company's contribution to the 401(k) plan for the year ended January 1, 2000 and January 2, 1999 was $253 and $247, respectively.

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

(9)   SHAREHOLDERS' EQUITY
      The Company has various stock option plans, which have granted incentive stock options (ISOs) and nonqualified stock options exercisable for periods of up to 10 years from date of grant at prices not less than fair market value at date of grant. Information with respect to options under these plans follows:

                                                           ISO                   NON-QUALIFIED
                                                         NUMBER                     NUMBER                  WEIGHTED-AVERAGE
                                                        OF SHARES                  OF SHARES                 EXERCISE PRICE
      -----------------------------------------------------------------------------------------------------------------------
      Outstanding at December 28, 1996                 1,019,100                    137,100                      $ 7.57
      Granted                                            127,200                     55,300                       11.16
      Exercised                                         (191,100)                    (1,400)                       3.34
      Expired                                            (26,000)                        --                        9.76
                                                       ---------                    -------                      ------
      Outstanding at January 3, 1998                     929,200                    191,000                        8.83
      Granted                                            128,500                    156,500                       14.08
      Exercised                                         (205,600)                   (11,400)                       4.65
      Expired                                             (7,100)                        --                       10.02
                                                       ---------                    -------                      ------
      Outstanding at January 2, 1999                     845,000                    336,100                       10.85
      Granted                                            331,600                     87,000                        7.31
      Exercised                                           (9,800)                        --                        3.54
      Expired                                           (210,400)                   (62,700)                      10.82
                                                       ---------                    -------                      ------
      Balance outstanding at January 1, 2000             956,400                    360,400                      $ 9.85
                                                       =========                    =======                      ======
      Options exercisable at January 1, 2000             409,800                    197,200
                                                       =========                    =======

                                           OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                               -------------------------------------------------        -------------------------------
                                NUMBER      WEIGHTED-AVERAGE                              NUMBER
           RANGE OF           OUTSTANDING       REMAINING       WEIGHTED-AVERAGE        EXERCISABLE    WEIGHTED-AVERAGE
        EXERCISE PRICES        AT 1/1/00    CONTRACTUAL LIFE     EXERCISE PRICE          AT 1/1/00      EXERCISE PRICE
      -----------------------------------------------------------------------------------------------------------------
      $ 5.00 and under          174,000           7.94             $  4.05                  50,100         $  3.15
        5.01 - 10.00            565,400           6.56             $  8.33                 311,700         $  8.33
        10.01 - 15.00           563,700           7.03              $12.90                 241,800          $12.67
       15.01 and over            13,700           5.28              $15.85                   3,400          $15.19
                              ---------                                                    -------
                              1,316,800                                                    607,000
                              =========                                                    =======

      At January 1, 2000, the remaining number of ISO and nonqualified shares available for grant was 338,000.

      At January 1, 2000, January 2, 1999, and January 3, 1998, the options outstanding under these plans were held by 81, 98, and 109 employees, respectively, and had expiration dates ranging from 2000 to 2009.

      Stock appreciation rights may be issued subject to certain limitations. There were no rights outstanding at January 1, 2000, January 2, 1999, or January 3, 1998.

      Had the Company elected to determine compensation cost based on the fair value at the grant date, as alternatively permitted under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                                              1999                 1998                1997
                                                                           ---------------------------------------------------
      Net earnings (loss):
        As reported                                                       $(13,781)              $9,767             $10,118
        Pro forma                                                          (14,963)               8,580               9,395

      Earnings per share (diluted):
        As reported                                                          (1.46)                 .98                1.03
        Pro forma                                                            (1.58)                 .87                 .96
                                                                          ========               ======             =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries

continued

      Using the Black Scholes option-pricing model, the per-share, weighted-average fair value of stock options granted during 1999, 1998, and 1997 was $3.33, $7.17, and $4.93, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of January 1, 2000 and January 2, 1999 were:

                                                                                                   1999                1998
                                                                                          ---------------------------------
      Expected dividend yield                                                                        0%                  0%
      Expected volatility                                                                           40%                 40%
      Risk-free interest rate                                                                        5%                5.5%
      Expected life-- ISO grants                                                              5.5 years           5.5 years
          Nonqualified grants                                                               7.5-8 years           7.5 years


      The Company has an employee stock purchase plan in which approximately 800 employees are eligible to participate. Under the terms of the Plan, employees receive options to acquire common shares at the lower of 85% of the fair market value on their enrollment date or at the end of each two-year plan term.

                                                          SHARES
                                                      SUBSCRIBED
                                                      ----------
      Balance at January 3, 1998                          69,900
      Subscriptions                                          600
      Purchases                                               --
      Expired                                             (9,500)
                                                          ------
      Balance at January 2, 1999                          61,000
      Subscriptions                                           --
      Purchases                                             (900)
      Expired                                            (60,100)
                                                          ------
      Balance at January 1, 2000                              --
                                                          ======

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries

                                                                       continued

(10)  EARNINGS PER SHARE
      For the years ended: (earnings amounts in thousands)

                                                                                       1999
                                                            -------------------------------------------------------
                                                                   LOSS                SHARES             PER-SHARE
                                                            (NUMERATOR)         (DENOMINATOR)                AMOUNT
                                                            -------------------------------------------------------
      BASIC AND DILUTED EPS--
         Net loss allocable to common
             shareholders                                      $(13,781)                9,455                $(1.46)


      Options to purchase 1,316,800 common shares at prices up to $16.43 were outstanding in 1999 but were not included in the computation of diluted earnings per share because of the net loss incurred by the Company and, therefore, the effect would be anti-dilutive.

                                                                                         1998
                                                            -------------------------------------------------------
                                                               Earnings                Shares             Per-share
                                                            (Numerator)         (Denominator)                amount
                                                            -------------------------------------------------------
      BASIC EPS--
         Net earnings available to
            common shareholders                                 $ 9,767                 9,698                 $1.01
      EFFECT OF DILUTIVE SECURITIES--
         Stock options                                               --                   294                  (.03)
      DILUTED EPS--
         Net earnings available to common
             shareholders plus assumed conversions                9,767                 9,992                   .98

                                                                                         1997
                                                            -------------------------------------------------------
                                                               Earnings                Shares             Per-share
                                                            (Numerator)         (Denominator)                amount
                                                            -------------------------------------------------------
      BASIC EPS--
         Net earnings available to
            common shareholders                                $ 10,118                 9,504                 $1.06
      EFFECT OF DILUTIVE SECURITIES--
         Stock options                                               --                   316                  (.03)
      DILUTED EPS--
         Net earnings available to common
             shareholders plus assumed conversions               10,118                 9,820                  1.03

(11)  PREFERRED SHARE PURCHASE RIGHTS
      In February, 1998, the Company's Board of Directors declared a distribution of one Preferred Share Purchase Right (Right) for each outstanding common share of the Company to shareholders of record on March 16, 1998. The new Rights replaced similar Rights issued in 1988 which expired on March 16, 1998. Under certain condition, each new Right may be exercised to purchase one one-hundredth of a share of Series Junior I Participating Class A Preferred Shares, par value $1 per share, at an initial exercise price of $40. The Rights initially will be attached to the Common Shares. The Rights will separate from the Common Shares and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group has acquired, or obtained the right to acquire 20% or more of the Company's outstanding common shares (Share Acquisition Date) or 10 business days (or such later date as the Board shall determine) after the commencement of a tender or exchange offer that would result in a person or group beneficially owning 20% or more of the Company's outstanding common shares. The Rights are not exercisable until the Distribution Date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries

continued

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

      At January 1, 2000, Escapade SA, the Company's 80% owned French subsidiary, had a $489 note payable to its 20% shareholder. This note was subsequently repaid in January 2000.

(13)  SEGMENT REPORTING
      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public enterprises report information about operating segments, their products and the geographic areas where they operate.

      The Company manufactures and markets comfort footwear for at-and-around-the-home and supplies thermal retention technology products. The Company considers its "Barry Comfort" at-and-around-the-home comfort footwear group in North America and Europe, and the thermal retention technology products group, "Thermal", as its three operating segments.

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries

                                                                       continued

      REVENUES

                                                                              1999                 1998                1997
                                                                         --------------------------------------------------
                                                                                              (in thousands)
      United States/North America                                         $128,462             $139,861            $141,010
      France                                                                 7,677                3,946               1,489
      United Kingdom                                                         3,953                5,597               5,535
                                                                          --------             --------            --------
                                                                          $140,092             $149,404            $148,034
                                                                          ========             ========            ========

      NET PROPERTY, PLANT AND EQUIPMENT

                                                                              1999                 1998                1997
                                                                         --------------------------------------------------
                                                                                              (in thousands)

      United States                                                        $ 9,399              $ 9,068             $10,221
      Mexico                                                                 3,478                3,487               3,791
      Other                                                                  1,531                  320                 219
                                                                          --------             --------            --------
                                                                           $14,408              $12,875             $14,231
                                                                           =======              =======             =======

      NET SALES BY PRODUCT LINE

                                                                              1999                 1998                1997
                                                                         --------------------------------------------------
                                                                                              (in thousands)

      At-and-around-the-home footwear                                     $130,557             $137,518            $130,827
      Thermal retention technology products                                  9,535               11,886              17,207
                                                                          --------             --------            --------
                                                                          $140,092             $149,404            $148,034
                                                                          ========             ========            ========

      In 1999 and 1998, one Barry Comfort customer accounted for approximately 23% and 22% of the Company's net sales, respectively. In 1997, three Barry Comfort customers accounted for approximately 20%, 11% and 10% of the Company's net sales.

      OTHER SEGMENT INFORMATION

                                                               BARRY COMFORT                           INTER-
      1999                                                NORTH                                       SEGMENT
      (in thousands)                                    AMERICA         EUROPE        THERMAL    ELIMINATIONS         TOTAL
      ---------------------------------------------------------------------------------------------------------------------
      Net sales                                        $118,927        $11,630         $9,535        $     --      $140,092
      Depreciation and amortization                       1,681            176            386              --         2,243
      Interest income                                       684             27             --            (344)          367
      Interest expense                                    2,010             48            304            (344)        2,018
      Pre tax loss                                       (3,939)        (2,268)       (11,837)             --       (18,044)
      Additions to property, plant, and equipment         3,063            220             98              --         3,381
      Total assets devoted                              $83,955        $12,341         $3,497         $(7,746)     $ 92,047
                                                        =======        =======         ======         =======      ========

                                                               Barry Comfort                           Inter-
      1998                                                North                                       Segment
      (in thousands)                                    America         Europe        Thermal    Eliminations         Total
      ---------------------------------------------------------------------------------------------------------------------
      Net sales                                        $127,975         $9,543        $11,886         $    --      $149,404
      Depreciation and amortization                       2,100             53            260              --         2,413
      Interest income                                       621             20             --            (252)          389
      Interest expense                                    1,996             --            252            (252)        1,996
      Pre tax earnings (loss)                            16,254           (638)          (137)             --        15,479
      Additions to property, plant, and equipment           789            163            184              --         1,136
      Total assets devoted                             $ 93,768         $8,650        $11,686         $(2,759)     $111,345
                                                       ========         ======        =======         =======      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
R.G. Barry Corporation and Subsidiaries

continued

                                                               Barry Comfort                           Inter-
      1997                                                North                                       segment
      (in thousands)                                    America         Europe        Thermal    Eliminations         Total
      ---------------------------------------------------------------------------------------------------------------------
      Net sales                                        $123,803         $7,024        $17,207         $    --      $148,034
      Depreciation and amortization                       2,153             23            355              --         2,531
      Interest income                                       578             15             --            (271)          322
      Interest expense                                    2,139             --            271            (271)        2,139
      Pre tax earnings                                   16,700         (1,400)         1,498              --        16,798
      Additions to property, plant, and equipment         2,767             92             88              --         2,944
      Total assets devoted                              $87,496         $6,894        $ 8,987         $(2,933)     $104,674
                                                        =======         ======        =======         =======      ========

(14)  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
      In December 1999, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $1,794 as a component of operating income. The restructuring charge primarily relates to the elimination of 67 positions. The positions eliminated are primarily manufacturing and administrative positions. As a result, severance and employee benefit costs of $1,487 have been accrued at January 1, 2000.

      The principle actions in the restructuring plan involve the closure of a production facility in Shenzhen, China, a downsizing of a distribution center and office in San Antonio, Texas, a warehouse in Laredo, Texas, the transfer of redundant manufacturing operations to the Dominican Republic manufacturing facility, and consolidating the related support infrastructure. Additionally, the plan involves the shift of thermal comfort and self-care consumers' production from Vesture Corporation to the Company's Mexican production facilities and to the corporate headquarters, respectively. The Company expects to complete its restructuring plan by June 30, 2000.

      In December 1999, the Company determined that based on the recoverability of the goodwill balance related to its acquisition of Vesture Corporation in 1994 that the remaining unamortized value could not be recovered through future operating cash flows. The Company's analysis resulted in a charge of $4.0 million to write down the carrying value of the Vesture acquisition goodwill to zero.

      After an income tax benefit of $670, these actions reduced fiscal year 1999 earnings by $5,244 or $0.55 per share.

                                                                                   Noncash
                                                                   Initial       write-off       Paid in              As of
      (in thousands)                                                charge         in 1999          1999    January 1, 2000
      ---------------------------------------------------------------------------------------------------------------------
      Restructuring charges:
        Employee separations                                        $1,487          $   --           $--             $1,487
        Other exit costs                                                94              --            --                 94
        Noncancelable lease costs                                      213              --            --                213
                                                                    ------          ------           ---             ------
          Restructuring costs                                        1,794              --            --              1,794
                                                                    ------          ------           ---             ------
        Asset impairment                                               120             120            --                 --
        Goodwill write-down                                          4,000           4,000            --                 --
                                                                    ======          ======           ===             ======
      Total restructuring and asset impairment costs                $5,914          $4,120           $--             $1,794
                                                                    ======          ======           ===             ======

(15)  ACQUISITION OF ESCAPADE SA
      Effective July 22, 1999, the Company acquired an 80% of the outstanding stock of Escapade SARL (Escapade), which owned 51% of Fargeot et Compagnie SA and Michel Fargeot SA (collectively known as Fargeot), all of Thiviers, France for $2,347 in cash. Fargeot manufactures and markets footwear. Simultaneous with the purchase of 80% of the stock by the Company, Escapade purchased the remaining 49% of Fargeot that it did not own for $2,296 in cash. The proceeds for the purchase of the 49% were funded through loans to Escapade from its two shareholders.

      The Escapade purchase agreement includes put and call options for the purchase of the remaining 20% of shares not owned by the Company. The 20% shareholder may put the shares to the Company at any time after July 22, 2004 for a period of five years at the price as determined by the purchase agreement. The Company may call the shares and purchase them at any time after July 22, 2000 for a period of nine years at the same basis.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         R.G. Barry Corporation and Subsidiaries

                                                                       continued

      The acquisition was accounted for as a purchase, and accordingly, the financial statements include the results of operations for the Company's 80% equity ownership from the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $2,710 is being amortized over 20 years.

      The acquisition of Fargeot did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

(16)  CONTINGENT LIABILITIES
      The Company has been named as defendant in various lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

INDEPENDENT AUDITORS' REPORT
R.G. Barry Corporation and Subsidiaries

The Board of Directors and Shareholders
R. G. Barry Corporation:

We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R. G. Barry Corporation and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 1, 2000, in conformity with generally accepted accounting principles.


KPMG LLP

Columbus, Ohio
February 17, 2000