Form 10-Q
period 2000-04-01
BARRY R G CORP /OH/
filed 2000-05-12
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 1, 2000
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769
                                                 ------

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                 31-4362899
                   -----------------------------------------------
        (State or other jurisdiction                   (IRS Employer
        of incorporation or organization)         Identification Number)


                13405 Yarmouth Road NW, Pickerington, Ohio 43147
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  614-864-6400
                                  ------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     Common Shares, $1 Par Value, Outstanding as of APRIL 1, 2000 - 9,376,657
                                                    -------------------------




                          Index to Exhibits at page 12

                               Page 1 of 23 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                April 1, 2000           January 1, 2000
                                                                -------------           ---------------
ASSETS:                                                                      (in thousands)
   Cash and cash equivalents                                      $  3,429                     10,006
   Accounts receivable, less allowances                             16,569                      9,654
   Inventory                                                        44,599                     40,652
   Deferred income taxes                                             7,711                      7,711
   Prepaid expenses                                                  1,943                      2,538
                                                                  --------                     ------
         Total current assets                                       74,251                     70,561
                                                                  --------                     ------

   Property, plant and equipment, at cost                           43,417                     43,333
      Less accumulated depreciation & amortization                  29,358                     28,925
                                                                  --------                     ------
         Net property, plant and equipment                          14,059                     14,408
                                                                  --------                     ------

   Goodwill, net of amortization                                     2,501                      2,602
   Other assets                                                      4,540                      4,476
                                                                  --------                     ------
                                                                  $ 95,351                     92,047
                                                                  ========                     ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term notes payable                                          3,000                        682
   Current installments of long-term debt                            2,432                      2,143
   Accounts payable                                                  8,286                      8,424
   Accrued expenses                                                  4,189                      5,554
                                                                  --------                     ------
      Total current liabilities                                     17,907                     16,803
                                                                  --------                     ------

   Accrued retirement costs and other, net                           6,416                      6,262

   Long-term debt, excluding current installments                   10,004                      8,571
                                                                  --------                     ------
            Total liabilities                                       34,327                     31,636
                                                                  --------                     ------
   Minority interest                                                   276                        242

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775,000 Class A shares,
         225,000 Series I Junior Participating
         Class A Shares, and 1,000,000
         Class B Shares, none issued

      Common shares, $1 par value
         Authorized 22,500,000 shares
         (excluding treasury shares)                                 9,377                      9,349
      Additional capital in excess of par value                     12,131                     12,050
      Deferred compensation                                        (   579)                   (   539)
      Accumulated other comprehensive loss                         (    84)                   (    92)
      Retained earnings                                             39,903                     39,401
                                                                  --------                     ------
         Net shareholders' equity                                   60,748                     60,169
                                                                  --------                     ------
                                                                  $ 95,351                     92,047
                                                                  ========                     ======



                               Page 2 of 23 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Thirteen Weeks Ended
                                           April 1, 2000       April 3, 1999
                                           -------------       -------------
                                                     (in thousands)
Net sales                                        $24,238              20,734
Cost of sales                                     15,830              12,090
                                                 -------            --------
   Gross profit                                    8,408               8,644
Selling, general and
   administrative expense                         12,026              13,438
                                                 -------            --------
Operating loss                                   ( 3,618)           (  4,794)

Other income                                         207                 145
Proceeds from litigation, net of
expenses incurred                                  4,476

Interest expense                                 (   280)           (    306)
Interest income                                       74                 248
                                                 -------            --------
   Net interest expense                          (   206)           (     58)

Income (loss) before
   income tax (benefit)                              859            (  4,707)
Income tax (benefit)                                 323            (  1,770)
Minority interest, net of tax                         34                   -
                                                 -------            --------
   Net income (loss)                             $   502            ($ 2,937)
                                                 =======            =========

Net income (loss)
 per common share
      Basic                                      $  0.05            ($  0.30)
                                                 =======            ========
      Diluted                                    $  0.05            ($  0.30)
                                                 =======            ========

Average number of common
   shares outstanding
      Basic                                        9,367               9,705
                                                 =======            ========
      Diluted                                      9,444               9,705
                                                 =======            ========




                               Page 3 of 23 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                  Thirteen Weeks Ended
                                                                           April 1, 2000       April 3, 1999
                                                                           -------------       -------------
                                                                                     (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                           $    502            (  2,937)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization of
         property, plant and equipment                                              551                 452
      Amortization of goodwill                                                       33                  28
      Minority Interest                                                              34                   -
      Amortization of Deferred Compensation                                          38
      Net (increase) decrease in:
         Accounts receivable, net                                              (  6,915)           (  1,647)
         Inventory                                                             (  4,022)           (  3,835)
         Prepaid expenses                                                           594            (     42)
         Recoverable income taxes                                                     -            (  1,214)
         Other                                                                 (      9)                 23
      Net increase (decrease) in:
         Accounts payable                                                      (    138)           (    967)
         Accrued expenses                                                      (  1,334)           (  6,599)
         Accrued retirement costs and other                                         232                 282
                                                                               ---------           ---------
            Net cash used in operating activities                              ( 10,434)           ( 16,456)
                                                                               ---------           ---------


Cash flows from investing activities:
   Additions to property, plant and equipment, net                             (   222)            (   487)
                                                                               --------            --------


Cash flows from financing activities:
   Proceeds from notes issued, net of repayments                                 1,040                   -
   Proceeds from short-term notes                                                3,000                   -
   Stock options exercised                                                           -                   9
   Treasury share acquisitions                                                       -             (  1,348)
                                                                               --------            ---------
         Net cash provided by (used in) financing activities                     4,040             (  1,339)
                                                                               --------            ---------

Effect of exchange rates on cash                                                    39                    -
                                                                               --------            ---------

Net decrease in cash                                                           ( 6,577)            (18,282)
Cash at the beginning of the period                                             10,006              29,596
                                                                               --------           ---------
Cash at the end of the period                                                  $ 3,429            $ 11,314
                                                                               ========           =========

Supplemental cash flow disclosures:

   Interest paid                                                               $   550            $    624
                                                                                =======            ========
   Income taxes paid                                                           $   337             $ 5,410
                                                                               ========             =======




                               Page 4 of 23 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
              for the periods ended April 1, 2000 and April 3, 1999


1. The interim consolidated financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2000 and 1999 are both fifty-two week years.

3. A substantial portion of inventory is valued using the dollar value LIFO method and, therefore, it is impractical to separate inventory values between raw materials, work-in-process and finished goods.

4. Income tax (benefit) for the periods ended April 1, 2000 and April 3, 1999 consisted of:

                                                         2000            1999
                                                         ----            ----
       Current:
            U. S. Federal tax (benefit)                 $  300       ($  1,652)
            State & Local tax (benefit)                     23       (     118)
                                                        ------       ---------
                 Total                                  $  323       ($  1,770)
                                                        ======       =========


     The income tax (benefit) reflects a combined federal, foreign, state and local effective rate of approximately 37.5 percent for the first quarter of 2000 and 1999, as compared to the statutory U. S. federal rate of 35.0 percent in both years.

     Income tax (benefit) for the periods ended April 1, 2000 and April 3, 1999 differed from the amounts computed by applying the U. S. federal income tax rate of 35.0 percent to pretax income (loss) as a result of the following:

                                                      2000            1999
                                                      ----            ----
         Computed "expected"
           tax (benefit):
              U. S. Federal tax (benefit)            $ 301        ($ 1,647)
              Other                                      7        (     46)
              State & Local tax (benefit),
                  net of federal income
                  tax (benefit)                         15        (     77)
                                                     -----        ---------
               Total                                 $ 323        ($ 1,770)
                                                     =====        =========


5. The computation of basic net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan.



                               Page 5 of 23 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
          the periods ended April 1, 2000 and April 3, 1999 - continued


6. Segment Information - The Company manufactures and markets comfort footwear for at-and-around-the-home and supplies thermal retention technology products. The Company considers its "Barry Comfort" at-and-around-the-home comfort footwear groups in North America and in Europe, and the thermal retention technology group, "Thermal", as its three operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated among the operating segments, including such items as a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and c) in some periods, certain other operating provisions.


                                           Barry Comfort
                                           -------------
              2000                     North                                            Intersegment
         (In thousands)               America           Europe           Thermal        Eliminations         Total
                                      -------           ------           -------        ------------         -----
Net sales                            $ 19,647           $ 3,786            $ 805                           $ 24,238
Depreciation and
     amortization                         430                64               57                                551
Interest income                           187                 -                -             ( 113)              74
Interest expense                          276                 4              113             ( 113)             280
Pre tax earnings (loss)               ( 1,591)            ( 197)           2,647                                859
Additions to property, plant
     and equipment                        173                49                -                                222
Total assets devoted                 $ 85,546           $ 8,741          $ 3,497          ($ 2,433)        $ 95,351
                                     ========           =======          =======          =========        ========


                                           Barry Comfort
                                           -------------
              1999                     North                                            Intersegment
         (in thousands)               America           Europe           Thermal        Eliminations         Total
                                      -------           ------           -------        ------------         -----
Net sales                             $ 17,368           $ 1,883          $ 1,483                           $ 20,734
Depreciation and
     amortization                          372                17               63                                452
Interest income                            297                 -                -             (  49)             248
Interest expense                           306                 -               49             (  49)             306
Pre tax earnings (loss)                ( 3,142)          (   677)           ( 888)                           ( 4,707)
Additions to property, plant
     and equipment                         407                 -               80                                487
Total assets devoted                  $ 85,064           $ 7,407         $ 10,796          ($ 3,475)        $ 99,792
                                      ========           =======         ========          =========        ========


7. Restructuring Charges - In December 1999, the Company announced a plan to reduce costs and improve operating efficiencies, and recorded a restructuring charge of $1,794 as a component of 1999 operating expense. The following schedule highlights actual charges related to those activities through April 1, 2000.


                                             As of             Adjustments                                As of
                                        January 1, 2000           in 2000         Paid in 2000        April 1, 2000
                                        ---------------        -----------        ------------        -------------
Employee separations                       $ 1,487              (   135)                 404                  948
Other exit costs                                94                                         4                   90
Noncancelable lease costs                      213                  128                   41                  300
                                           --------             --------              -------             -------
Restructuring costs                        $ 1,794              ($    7)              $  449              $ 1,338
                                           ========             ========              =======             ========



                               Page 6 of 23 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
As of the end of the first quarter of 2000, we had $56.3 million in net working capital. This compares with $69.0 million at the end of the first quarter of 1999, and $53.8 million at fiscal year-end 1999. The decline in net working capital from the end of the first quarter of 1999 to the end of the first quarter of 2000 is primarily the result of the loss we incurred in fiscal 1999, offset by the modest net income realized during the first quarter of 2000. The increase in net working capital from fiscal year-end 1999 to the end of the first quarter of 2000, is mainly due to the modest net income realized in the first quarter of 2000. In addition, during the first quarter, our French subsidiary borrowed the equivalent of approximately $2.1 million in French Francs to repay other indebtedness and to fund its operations.

The primary components of net working capital have changed as follows:
- Accounts receivable increased from $13.2 million at the end of the first quarter of 1999, to $16.6 million at the end of the first quarter of 2000, and increased by about by $6.9 million since the end of fiscal 1999. Included in receivables at the end of the first quarter of 2000, is $5 million due from the settlement of patent litigation with Domino's Pizza, Inc. (see also Part II, Item 1 - Legal Proceedings). Were it not for the $5 million due from Domino's Pizza, accounts receivables would have actually declined from 1999 to 2000, and been nearly flat with balances at the end of fiscal 1999.
- Inventories ended the first quarter of 2000, at $44.6 million compared with $46.9 million one year ago, and $40.7 million as of the end of fiscal 1999. During 1999, we set an objective for ourselves of reducing inventory levels, from those levels maintained in prior periods. The decline in the first quarter when compared with the same quarter one year ago reflects the implementation of that objective. The increase in inventories from the end of fiscal 1999 to the end of the first quarter 2000 reflects a normal seasonal pattern of inventory values.
- We ended the first quarter of 2000 with $3.4 million in cash and cash equivalents, compared with $11.3 million at the end of the first quarter of 1999. At the end of fiscal 1999, we had $10.0 million in cash and cash equivalents. There were $3 million in short-term seasonal bank loans outstanding at the end of the first quarter of 2000. There were no short-term seasonal bank loans outstanding at the end of the first quarter of 1999, or as of the end of fiscal 1999.

Capital expenditures during the first quarter of 2000, amounted to $222 thousand, compared with $487 thousand during the same period of 1999. Capital expenditures in both years were funded out of working capital.

We currently have in place a Revolving Credit Agreement ("Revolver"), with our three main lending banks. The multi-year Revolver provides a seasonally adjusted available line of credit ranging from $6 million during January, to a peak of $42 million from July through November. The Revolver contains financial covenants that we believe are typical of agreements of similar type and duration. We are in compliance with all the covenants of the Revolver, and all other debt agreements. The Revolver currently extends through 2001 and provides for periodic extensions upon request and with the approval of the banks.

During the first quarter of 2000, our subsidiary in France entered into a bank loan for 14,800,000 French Francs, approximately $2.1 million, repayable in quarterly installments, at varying interest rates over the next seven years. The proceeds of the loan were used to repay other outstanding indebtedness and to provide working capital in France.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value.



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

RESULTS OF OPERATIONS
During the first quarter of 2000, net sales amounted to $24.2 million, a 16.9 percent increase in net sales from the first quarter of 1999. Net sales growth occurred in Barry Comfort North America, with a large portion of that increase in sales to mass merchandising customers, and in Barry Comfort Europe, mainly as a result of inclusion of the net sales of Fargeot, which we acquired in July 1999. (See also note 6 of notes to consolidated financial statements for selected segment information.) We expect net sales growth for the remainder of the year to be more modest.

Gross profit during the first quarter, amounted to $8.4 million, compared with $8.6 million during the same quarter in 1999. In March 2000, after reevaluating the Soluna(TM) Spa-at-Home program, we decided to discontinue that line, and wrote off approximately $600 thousand of Soluna(TM) raw materials. We believe that we have adequately reserved for the disposal of Soluna(TM) finished goods. Without the $600 thousand additional write-off, gross profit would have increased to approximately $9.0 million.

As a percent of net sales, gross profit during the first quarter of 2000 was
34.7 percent compared with 41.7 percent during the first quarter of 1999. The $600 thousand Soluna(TM) write-off adversely impacted gross profit percent, by about 2.5 percent in the first quarter of 2000. In addition, much of the sales growth in the first quarter occurred as a result of including the net sales of Fargeot products (included in Barry Comfort Europe), and net sales to mass merchandising customers (included in Barry Comfort North America), where, in both cases, gross profit margins are typically lower than margins on net sales of branded Dearfoams(R) products.

Selling, general and administrative expenses during the quarter, at $12.0 million, declined from $13.4 million in the same quarter last year. The decline reflects a portion of the planned reduction in expense that we announced in our restructuring late in 1999.

Late in the first quarter of 2000, we reached a resolution of patent infringement litigation. The settlement of the litigation, yielded a $5 million cash payment, received in early April 2000.

Net interest expense increased from 1999 to 2000. During the first quarter of 2000, net interest expense amounted to $206 thousand compared with $58 thousand in the first quarter of 1999. In 2000, we started the year with lower cash balances than in 1999, and as a result had fewer dollars on which to earn interest on short-term investments. Lower interest income was primarily responsible for the increase in net interest expense for the quarter.

For the first quarter of 2000, we realized net income after taxes amounting $502 thousand, or $0.05 per share, including the affects of the patent infringement litigation settlement. We estimate that without the affects of the settlement (and net of the litigation expenses incurred), we would have incurred a net loss after taxes of approximately $2.3 million, or $0.24 per share. By comparison, during the first quarter of 1999, we incurred a net loss after taxes of $2.9 million, or $0.30 per share. Per share calculations for both periods are yielded the same result for both basic net income (loss) per share and for diluted net income (loss) per share.



                               Page 8 of 23 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued


--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995:
The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; inherent risks of international development, including foreign currency risks, the implementation of the Euro, economic, regulatory and cultural difficulties or delays in the Company's development outside the United States; the Company's ability to improve its processes and business practices to keep pace with the economic, competitive and technological environment; capacity, efficiency, and supply constraints; weather; and other risks detailed in the Company's press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated.
--------------------------------------------------------------------------------






        ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk No response required



                               Page 9 of 23 pages

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          In September 1998, the Company filed a lawsuit for patent infringement of United States Patent No. 5,790,962 against Domino's Pizza, Inc. and Phase Change Laboratories, Inc. The case was filed on behalf of both the Company and its subsidiary Vesture Corporation in the United States District Court for the Middle District of North Carolina. In March 2000, this lawsuit was settled. As a part of the settlement filed with the United States District Court for the Middle District of North Carolina, Domino's Pizza, Inc. agreed to pay the Company $5 million. As a part of the settlement, the parties entered into a licensing arrangement for use of the Company's patented thermal retention technology going forward.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a) and (b) Not Applicable

          (c) As of March 1, 2000, Christian Galvis was issued 1,250 common shares of the Company. These common shares were issued in respect of the Company's 1999 fiscal year in accordance with the terms of a Restricted Stock Agreement, effective as of January 4, 1998, between the Company and Mr. Galvis. The common shares had a market value of $2.9375 per share on the date of issuance. As of March 23, 2000, the Company issued 26,000 restricted common shares formerly held in treasury, pursuant to the terms of a Restricted Stock Agreement between the Company and Mr. Galvis. These common shares had a market value of $3.00 per share as of the date of issuance. The common shares were issued in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the fact that there was only one individual to whom the common shares were "sold" and the status of Mr. Galvis as an executive officer and director of the Company.

          (d) Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          (a), (b) Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) - (d) Not Applicable

ITEM 5.   OTHER INFORMATION

          No response required

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS: See Index to Exhibits at page 12.

         (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the quarter ended April 1, 2000.



                               Page 10 of 23 pages

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     R. G. BARRY CORPORATION
                                     -----------------------
                                     Registrant


MAY 12, 2000                         /s/ RICHARD L. BURRELL
------------                         -------------------------------
     date                            Richard L. Burrell
                                     Senior Vice President - Finance
                                     (Principal Financial Officer)
                                     (Duly Authorized Officer)





                               Page 11 of 23 pages

                             R. G. BARRY CORPORATION

                                INDEX TO EXHIBITS


Exhibit Number                          Description                                   LOCATION
--------------                          -----------                                   --------

      4              Loan Agreement, dated as of January 21, 2000, among               Filed herewith
                     Banque Tarneaud, SA, Banque Nationale de Paris, and
                     Escapade SA

      10             Restricted Stock Agreement, effective as of March 23,             Filed herewith
                     2000, between R. G. Barry Corporation and Christian
                     Galvis

      27             Financial Data Schedule                                                 23
                     (Period ended April 1, 2000)






                               Page 12 of 23 pages