Form 10-Q
period 2000-07-01
BARRY R G CORP /OH/
filed 2000-08-04
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 1, 2000
                                -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                          Commission file number 1-8769
                                                 ------

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                     OHIO                            31-4362899
       ---------------------------------------------------------------
         (State or other jurisdiction              (IRS Employer
       of incorporation or organization)        Identification Number)

              13405 Yarmouth Road NW, Pickerington, Ohio    43147
              -----------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

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

     Common Shares, $1 Par Value, Outstanding as of July 1, 2000 - 9,376,657
                                                    ------------------------







                          Index to Exhibits at page 13

                               Page 1 of 16 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         July 1, 2000  January 1, 2000
                                                         ------------  ---------------
                                                                (in thousands)
ASSETS:
   Cash and cash equivalents                               $  2,863        10,006
   Accounts receivable, less allowances                      11,674         9,654
   Inventory                                                 49,990        40,652
   Deferred income taxes                                      7,703         7,111
   Recoverable income taxes                                   1,498             -
   Prepaid expenses                                           1,439         2,538
                                                           --------      --------
         Total current assets                                75,167        70,561
                                                           --------      --------

   Property, plant and equipment, at cost                    43,394        43,333
      Less accumulated depreciation & amortization           29,882        28,925
                                                           --------      --------
         Net property, plant and equipment                   13,512        14,408
                                                           --------      --------

   Goodwill, net of amortization                              2,387         2,602
   Other assets                                               4,653         4,476
                                                           --------      --------
                                                           $ 95,719        92,047
                                                           ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt                     2,409         2,143
   Short-term notes payable                                   9,000           682
   Accounts payable                                           7,174         8,424
   Accrued expenses                                           3,139         5,554
                                                           --------      --------
      Total current liabilities                              21,722        16,803
                                                           --------      --------

   Accrued retirement costs and other, net                    6,753         6,262

   Long-term debt, excluding current installments             9,919         8,571
                                                           --------      --------
            Total liabilities                                38,394        31,636
                                                           --------      --------

   Minority interest                                            291           242

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775,000 Class A shares,
         225,000 Series I Junior Participating Class A
         shares, and 1,000,000 Class B shares,
         none issued                                              -             -
      Common shares, $1 par value
        Authorized 22,500,000 shares
         (excluding treasury shares)                          9,377         9,349
      Additional capital in excess of par value              12,100        12,050
      Deferred compensation                                    (531)         (539)
      Accumulated other comprehensive loss                      (89)          (92)
      Retained earnings                                      36,177        39,401
                                                           --------      --------
         Net shareholders' equity                            57,034        60,169
                                                           --------      --------
                                                           $ 95,719        92,047
                                                           ========      ========



                               Page 2 of 16 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Thirteen weeks ended       Twenty-six weeks ended
                                      --------------------       ----------------------
                                   July 1, 2000  July 3, 1999  July 1, 2000  July 3, 1999
                                   ------------  ------------  ------------  ------------
                                                       (in thousands)
Net sales                            $ 22,241        19,168        46,479        39,902
Cost of sales                          16,599        14,300        32,429        26,390
                                     --------      --------      --------      --------
   Gross profit                         5,642         4,868        14,050        13,512
Selling, general and
   administrative expense              11,401        13,003        23,427        26,441
                                     --------      --------      --------      --------
Operating loss                         (5,759)       (8,135)       (9,377)      (12,929)

Other income                              179           139           386           284
Proceeds from litigation, net of
   expenses incurred                        -             -         4,476             -

Interest expense                         (317)         (331)         (597)         (637)
Interest income                            33            53           107           301
                                     --------      --------      --------      --------
   Net interest expense                  (284)         (278)         (490)         (336)

Loss before income
   tax benefit                         (5,864)       (8,274)       (5,005)      (12,981)
Income tax benefit                      2,154         3,098         1,831         4,868
Minority interest, net of tax             (16)            -           (50)            -
                                     --------      --------      --------      --------
   Net loss                          ($ 3,726)       (5,176)       (3,224)       (8,113)
                                     ========      ========      ========      ========

Net loss
  per common share
      Basic                          ($  0.39)        (0.55)        (0.34)        (0.85)
                                     ========      ========      ========      ========
      Diluted                        ($  0.39)        (0.55)        (0.34)        (0.85)
                                     ========      ========      ========      ========

Average number of common
   shares outstanding
      Basic                             9,384         9,428         9,375         9,566
                                     ========      ========      ========      ========
      Diluted                           9,384         9,428         9,375         9,566
                                     ========      ========      ========      ========







                               Page 3 of 16 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Twenty-six weeks ended
                                                               July 1, 2000  July 3, 1999
                                                               ------------  ------------
                                                                     (in thousands)
Cash flows from operating activities:
   Net loss                                                      ($ 3,224)     ($ 8,113)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization of
         property, plant and equipment                              1,114           950
      Amortization of goodwill                                         67            57
      Amortization of deferred compensation                            87             -
      Minority interest                                                50             -
      Net (increase) decrease in:
         Accounts receivable, net                                  (2,088)        5,217
         Inventory                                                 (9,439)      (15,783)
         Prepaid expenses                                           1,106           (47)
         Recoverable income taxes                                  (1,498)       (3,464)
         Other                                                        (44)           14
      Net increase (decrease) in:
         Accounts payable                                          (1,219)        1,927
         Accrued expenses                                          (2,405)       (7,743)
         Accrued retirement costs and other                           849           594
                                                                 --------      --------
            Net cash used in operating activities                 (16,644)      (26,391)
                                                                 --------      --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                   (250)       (2,054)
                                                                 --------      --------

Cash flows from financing activities:
   Proceeds (repayments) of long-term debt, net                     1,348        (2,143)
   Proceeds from short-term notes, net                              8,318        13,500
   Stock options exercised                                              -            34
   Treasury share acquisitions                                          -        (4,149)
                                                                 --------      --------
         Net cash provided by (used in) financing activities        9,666         7,242
                                                                 --------      --------

Effect of exchange rates on cash                                       85             -
                                                                 --------      --------

Net decrease in cash                                               (7,143)      (21,203)
Cash at the beginning of the period                                10,006        29,596
                                                                 --------      --------
Cash at the end of the period                                    $  2,863         8,393
                                                                 ========      ========

Supplemental cash flow disclosures:
   Interest paid                                                 $    584         1,295
                                                                 ========      ========
   Income taxes paid                                             $    854         5,477
                                                                 ========      ========




                               Page 4 of 16 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
               for the periods ended July 1, 2000 and July 3, 1999

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

4. Income tax benefit for the periods ended July 1, 2000 and July 3, 1999, consists of:

                                                  2000                1999
                                                  ----                ----
                                                        (in thousands)
                   Current:
                     U. S. Federal              ($1,691)            (4,518)
                     State & Local                 (140)              (350)
                                                -------             ------
                        Total                   ($1,831)            (4,868)
                                                =======             ======

     The income tax benefit reflects a combined federal, foreign, state and local effective rate of approximately 36.6 percent and 37.5 percent for the first half of 2000 and 1999, respectively, as compared to the statutory U.S. federal rate of 35.0 percent in both years.

     Income tax benefit for the periods ended July 1, 2000 and July 3, 1999 differed from the amounts computed by applying the U. S. federal income tax rate of 35.0 percent to pretax loss, as a result of the following:


                                                                 2000                 1999
                                                                 ----                 ----
                                                                       (in thousands)
                   Computed "expected"  tax (benefit):
                        U. S. Federal benefit                     ($1,752)        (4,543)
                        Other, net                                     12            (97)
                        State & Local benefit, net of
                          federal income taxes                        (91)          (228)
                                                                  -------         ------
                             Total                                ($1,831)        (4,868)
                                                                  =======         ======


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











                               Page 5 of 16 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
           the periods ended July 1, 2000 and July 3, 1999 - continued

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

                                     Barry Comfort
                                     -------------
              2000                North                                 Intersegment
         (in thousands)          America        Europe       Thermal    Eliminations       Total
                                 -------        ------       -------    ------------       -----
Net sales                        $ 37,850      $  6,722      $  1,960          ($53)     $ 46,479
Depreciation and
      amortization                    873           128           113                       1,114
Interest income                       218             -             -          (111)          107
Interest expense                      580            17           111          (111)          597
Pre tax earnings (loss)            (4,070)         (877)         (108)           50        (5,005)
Additions to property, plant
     and equipment, net               164            86             -                         250
Total assets devoted             $ 87,629      $  7,633      $  2,497       ($2,040)     $ 95,719
                                 ========      ========      ========      ========      ========

                                    Barry Comfort
                                    -------------
              1999               North                                    Intersegment
         (in thousands)         America         Europe        Thermal     Eliminations      Total
                                -------         ------        -------     ------------      -----
Net sales                        $ 33,500      $  3,493      $  2,909                    $ 39,902
Depreciation and
      amortization                    788            36           126                         950
Interest income                       402            13             -          (114)          301
Interest expense                      637             -           114          (114)          637
Pre tax earnings (loss)            (8,814)       (1,373)       (2,794)                    (12,981)
Additions to property, plant
     and equipment, net             1,870            83           101                       2,054
Total assets devoted             $ 91,232      $  7,268      $ 11,461      ($ 4,694)     $105,267
                                 ========      ========      ========      ========      ========


7. Restructuring Charges - In December 1999, the Company announced a plan to reduce costs and improve operating efficiencies, and recorded a restructuring charge of $1,794 as a component of 1999 operating expense. The following schedule highlights actual charges related to those activities through July 1, 2000.

                                      As of  Adjustments                      As of
                            January 1, 2000      in 2000   Paid in 2000    July 1, 2000
                            ---------------      -------   ------------    ------------
                                                 (in thousands)
Employee separations             $1,487          (135)           675           677
Other exit costs                     94                           16            78
Noncancelable lease costs           213           128            164           177
                                 ------        ------         ------        ------
Restructuring costs              $1,794        ($   7)        $  855        $  932
                                 ======        ======         ======        ======



                               Page 6 of 16 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
-------------------------------
We ended the second quarter of 2000 with $53.4 million in net working capital. This compares with $58.2 million at the end of the same quarter in 1999, and $53.8 million at the end of fiscal 1999.

Our capital expenditures during the first half of 2000, amounted to $250 thousand, compared with $2.1 million during the same period of 1999. Capital expenditures during the first half of 2000 have been nearer to historical levels, perhaps even somewhat lower, and represent usual patterns of replacement of capital equipment. Capital expenditures in 1999 were higher than in 2000 and higher than in most previous years, primarily due to the various unique activities in 1999, including: equipping a new warehouse in San Antonio; starting up a plant in the Dominican Republic; and purchasing a warehouse in Goldsboro, formerly leased by the Company. Capital expenditures in both years have been funded out of working capital.

The decrease in net working capital from the end of the second quarter of 1999 to the end of the second quarter of 2000 is primarily the result of the loss we incurred in the fourth quarter of 1999. Net working capital at the end of the second quarter of 2000 is nearly the same as net working capital at fiscal year end 1999. During the first half of 2000, our profitability improved compared with 1999, plus our French subsidiary borrowed approximately $1 million in French Francs in 2000 to repay other indebtedness and to fund its operations. During the first half of 1999, we purchased, in the open market, approximately 478 thousand of our common shares, totaling about $4.2 million, to be held in Treasury. There were no similar transactions in 2000.

Highlights of the significant changes in the components of net working capital are:
- We ended the second quarter of 2000, with $2.9 million in cash and $9 million in short-term bank loans. This compares with the second quarter of 1999, when we had $8.4 million in cash and $13.5 million in short-term bank loans. At the end of the second quarter of 1999, cash balances and short-term bank loans, were higher than usual largely due to the anticipated $4 million acquisition of an 80% interest in Fargeot et Compagnie SA of France and related companies ("Fargeot"). The acquisition of Fargeot was in the process of completion at the end of the second quarter of 1999, and was completed later in July 1999. There were no short-term bank loans outstanding at the end of fiscal 1999.

- Accounts receivables at the end of the second quarter of 2000, at $11.7 million, are approximately $900 thousand greater than the $10.8 million at the end of the second quarter of 1999, largely due to the inclusion of Fargeot in 2000. The increase in accounts receivable from the $9.7 million at the end of fiscal 1999, represents a normal seasonal pattern of change in receivables.

- Inventories at the end of the second quarter of 2000, at $50.0 million, are about 8.2 percent reduced from the inventory levels of $54.4 million one year ago, although increased from $40.7 million at the end of fiscal 1999. The decrease in inventories from the end of the second quarter of 1999 to the end of the second quarter of 2000 is the result of a planned reduction in general inventory levels. We had previously stated our intent to reduce inventory levels from those that had been maintained historically. The seasonal increase in inventories from the end of fiscal 1999 reflects a normal seasonal pattern of change in inventories in anticipation of supporting sales later in the year.

We currently have in place a Revolving Credit Agreement ("Revolver"), with our three main lending banks. The multi-year Revolver provides a seasonally adjusted available line of credit ranging from $3 million during January, to a peak of $42 million from July through November. The Revolver contains financial covenants that we believe are typical of agreements of similar type and duration. We are in compliance with all the covenants of the Revolver, and all other debt agreements. The Revolver currently extends through 2001 and provides for periodic extensions upon request and with the approval of the banks.


                               Page 7 of 16 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued


Impact of Recently Issued Accounting Standards
----------------------------------------------
The FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. We expect to adopt the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value.

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

Results of Operations
---------------------
During the second quarter of 2000, net sales amounted to $22.2 million, a 16.0 percent increase compared with sales of $19.2 million during the same quarter in 1999. For the six months, net sales amounted to $46.5 million, a 16.5 percent increase in net sales when compared with the first six months of 1999. We expect net sales growth for the second half of 2000 to be more modest.

Net sales increases for the second quarter and six months, occurred largely in Barry North America and Barry Europe, offset by net sales declines in Thermal products. Net sales increases in Barry North America occurred mainly in the mass merchandising area, with some of the increase attributable to the sale of low margin closeout merchandise, plus a moderate decrease in Dearfoams(R) branded net sales. Net sales increases in Barry Europe were mainly the result of including the sales of Fargeot, which we acquired in July 1999, while net sales throughout the remainder of Europe incurred a modest decline from 1999 to 2000. (See also note 6 of notes to consolidated financial statements for selected segment information.)

The results for the second quarter reflect benefits from lower than anticipated merchandise returns and lower selling support expenses related to the 1999 holiday selling season. This was in part a consequence of our improved merchandising and sales management efforts.

Gross profit during the second quarter, amounted to $5.6 million, or 25.4 percent of net sales. This compares with gross profit of $4.9 million, also 25.4 percent in the same quarter of 1999. For the six months, gross profit percent decreased to 30.2 percent in 2000 compared with 33.9 percent in 1999. Most of the decline in gross profit as a percentage of net sales is the result of a shift in the mix of products sold between our various higher margin Dearfoams(R) brand products and lower margin unbranded products sold to mass merchandisers, the inclusion of lower margin Fargeot products in 2000, plus the sale of low margin out-of-season and close-out merchandise.

Selling, general and administrative expenses during the quarter amounted to $11.4 million, an decrease of 12.3 percent from the same quarter one year ago. For the six months, these expenses amounted to $23.4 million, a decrease of 11.4 percent from the same six months last year. These expenses decreased during the periods, even though net sales increased. A portion of the decrease in expense results from the restructuring plan we announced late in the fourth quarter of 1999.

Late in the first quarter of 2000, we reached a resolution of patent infringement litigation with Domino's Pizza, Inc. As a part of the settlement of the litigation, we received a $5 million cash payment in early April 2000.



                               Page 8 of 16 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued


Net interest expense was nearly flat for the second quarter of 2000 compared with 1999, although for the six months net interest expense increased from 1999 to 2000. During the second quarter of 2000, net interest expense amounted to $284 thousand compared with $278 thousand in the first quarter of 1999. For the six months net interest in 2000 amounted to $490 thousand, compared with $336 thousand in 1999. We started the year 2000 with lower cash balances than in 1999, and as a result we had fewer dollars on which to earn interest on short-term investments. Lower interest income, then, was primarily responsible for the increase in net interest expense in 2000.

For the second quarter of 2000, we incurred a net loss of $3.7 million, or $0.39 per share, compared with a net loss during the same quarter of 1999 of $5.2 million, or $0.55 per share. For the six months, we incurred a net loss in 2000 of $3.2 million, or $0.34 per share. The results of operations for the six months of 2000 include the settlement of the patent infringement litigation. We estimate that without the settlement payment (and net of the litigation expenses incurred), we would have incurred a net loss after taxes of approximately $6.0 million, or $0.63 per share. By comparison, during the first six months of 1999, we incurred a net loss after taxes of $8.1 million, or $0.85 per share. Per share calculations for both years are the same for both basic loss per share and for diluted loss per share.




--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward looking statements based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; inherent risks of international development, including foreign currency risks, the implementation of the Euro, economic, regulatory and cultural difficulties or delays in our business development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; capacity, efficiency, and supply constraints; weather; and other risks detailed in the our press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting us and the impact of such events on our operations may vary from those currently anticipated.
--------------------------------------------------------------------------------



















                               Page 9 of 16 pages

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks
----------------------
We transact business in various foreign countries. Our primary foreign currency net cash outflows occur in Mexico and to a lesser extent in the Dominican Republic. We do not hedge anticipated foreign currency net cash outflows in the Mexican Peso or the Dominican Peso, as these currencies generally have declined in value over time, when compared with the U. S. Dollar. In addition, forward contracts in these currencies are not normally economically available.

Our primary foreign currency net cash inflows are generated from Canada and Western Europe. We do employ a foreign currency hedging program utilizing currency forward exchange contracts for anticipated net cash inflows in the these areas. Under this program, increases or decreases in net local operating revenue and expenses as measured in U. S. Dollars are partially offset by realized gains and losses on hedging instruments. The goal of the hedging program is to economically fix the exchange rates on projected foreign currency net cash inflows. Foreign currency forward contracts are not used for trading purposes.

All foreign currency contracts are marked-to-market and unrealized gains and losses are included in the current period's calculation of net income. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in net income in advance of the actual projected net foreign currency cash flows. This often results in a mismatch of accounting gains and losses, and transactional foreign currency net cash flow gains and losses.

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. At the end of the second quarter of 2000, we had net foreign currency contracts outstanding to sell forward the following currencies. All contracts mature later in 2000.

                     Nominal Amount in          Approximate        Estimated Fair    Unrealized Gain or
                             thousands              Average           Value as of         (Loss), as of
                            US Dollars        Exchange Rate          July 1, 2000          July 1, 2000
                        (in thousands)                                        (in thousands)
Canadian Dollar                   $348      US$1 = CAN 1.43                 $ 338               ($10)
Pound Sterling                  $1,142      US$1 = GPB 0.61                $1,062               ($80)
Euros                            $ 183     US$1 = Euro 1.09                 $ 209                $26




















                              Page 10 of 16 pages

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
         Not applicable

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         (a)  through (d) Not Applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         (a), (b) Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 11, 2000. At the close of business on the record date, March 15, 2000, 9,350,657 common shares were outstanding and entitled to vote at the Annual Meeting. At the Meeting, 8,144,645 or 87.1% of the outstanding common shares entitled to vote were represented in person or by proxy.

         (b)  Directors elected at the Annual Meeting were:
              Harvey M. Krueger
                  For:                 7,899,127
                  Withheld:              245,518         Broker non-vote: none

              David L. Nichols
                  For:                 7,862,643
                  Withheld:              282,002         Broker non-vote: none
              Janice Page
                  For:                 7,925,508
                  Withheld:              219,137         Broker non-vote: none

              Other directors whose term of office continued after the Annual
Meeting:
              Edward M. Stan           Gordon Zacks        Richard L. Burrell
              Christian Galvis         Philip G. Barach    Roger E. Lautzenhiser

          (c) See Item 4(b) for the voting results for directors

          (d) Not Applicable

Item 5.  Other Information
--------------------------
         No response required

Item 6.  Exhibits and Reports on Form 8-K
----------------------------------------

         (a) EXHIBITS:  See Index to Exhibits at page 13.

         (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the quarter ended July 1, 2000.




                              Page 11 of 16 pages

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







                                   R. G. BARRY CORPORATION
                                   -----------------------
                                   Registrant

August 4, 2000
--------------
     date
                                   /s/ Daniel D. Viren
                                   -------------------
                                   Daniel D. Viren
                                   Senior Vice President - Finance
                                   (Principal Financial Officer)
                                   (Duly Authorized Officer)

















                              Page 12 of 16 pages

                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS


Exhibit No.                  Description                              Location
-----------                  -----------                              --------

     4      Second Amendment to Revolving Credit Agreement, dated
            as of June 30, 2000, among The Huntington National        14 and 15
            Bank, The Bank of New York, and Bank One, N. A., as lenders; The Huntington National Bank, as agent; and the Registrant

     27     Financial Data Schedule                                      16
            (Period ended July 1, 2000)






















                              Page 13 of 16 pages