Form 10-Q
period 2000-09-30
BARRY R G CORP /OH/
filed 2000-11-13
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                                --------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769
                                                 ------

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                              31-4362899
              ------------------------------------------------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)

            13405 Yarmouth Road NW, Pickerington, Ohio         43147
            --------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

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

  Common Shares, $1 Par Value, Outstanding as of September 30, 2000 - 9,371,657
                                                 ------------------------------

                          Index to Exhibits at page 13

                               Page 1 of 20 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                     R. G. BARRY CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 2000      January 1, 2000
                                                                           ------------------      ---------------
                                                                                         (in thousands)
ASSETS:
   Cash and cash equivalents                                                     $  3,341               10,006
   Accounts receivable, less allowances                                            31,061                9,654
   Inventory                                                                       48,535               40,652
   Deferred income taxes                                                            7,703                7,711
   Recoverable income taxes                                                         1,335                 --
   Prepaid expenses                                                                 1,943                2,538
                                                                                 --------              -------
         Total current assets                                                      93,918               70,561
                                                                                 --------              -------

   Property, plant and equipment, at cost                                          43,047               43,333
      Less accumulated depreciation & amortization                                 30,021               28,925
                                                                                 --------              -------
         Net property, plant and equipment                                         13,026               14,408
                                                                                 --------              -------

   Goodwill, net of amortization                                                    2,133                2,602
   Other assets                                                                     4,856                4,476
                                                                                 --------              -------
                                                                                 $113,933               92,047
                                                                                 ========              =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt                                           2,432                2,143
   Short-term notes payable                                                        30,000                  682
   Accounts payable                                                                 6,505                8,424
   Accrued expenses                                                                 3,216                5,554
                                                                                 --------              -------
      Total current liabilities                                                    42,153               16,803
                                                                                 --------              -------

   Accrued retirement costs and other, net                                          7,076                6,262

   Long-term debt, excluding current installments                                   7,605                8,571
                                                                                 --------              -------
            Total liabilities                                                      56,834               31,636
                                                                                 --------              -------

   Minority interest                                                                  296                  242

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775,000 Class A shares, 225,000 Series I Junior
         Participating Class A shares, and 1,000,000 Class B shares,
         none issued                                                                 --                   --
      Common shares, $1 par value
        Authorized 22,500,000 shares
         (excluding treasury shares)                                                9,372                9,349
      Additional capital in excess of par value                                    12,069               12,050
      Deferred compensation                                                          (495)                (539)
      Accumulated other comprehensive loss                                           (121)                 (92)
      Retained earnings                                                            35,978               39,401
                                                                                 --------              -------
         Net shareholders' equity                                                  56,803               60,169
                                                                                 --------              -------
                                                                                 $113,933               92,047
                                                                                 ========              =======

                               Page 2 of 20 pages

                             R. G. BARRY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Thirteen weeks ended           Thirty-nine weeks ended
                                         --------------------           -----------------------
                                     Sept. 30, 2000   Oct. 2, 1999   Sept. 30, 2000   Oct. 2, 1999
                                     --------------   ------------   --------------   ------------
                                                            (in thousands)
Net sales                               $42,396          48,118          88,875          88,020
Cost of sales                            26,524          26,433          58,953          52,823
                                        -------          ------         -------         -------
   Gross profit                          15,872          21,685          29,922          35,197
Selling, general and
   administrative expense                16,012          18,820          39,439          45,261
Restructuring charge                        524            --               524            --
                                        -------          ------         -------         -------
Operating income (loss)                    (664)          2,865         (10,041)        (10,064)

Other income                              1,109             130           1,495             414
Proceeds from litigation, net of
   expenses incurred                       --              --             4,476            --

Interest expense                           (751)           (674)         (1,348)         (1,311)
Interest income                              54              12             161             313
                                        -------          ------         -------         -------
   Net interest expense                    (697)           (662)         (1,187)           (998)

Income (loss) before income
   tax benefit                             (252)          2,333          (5,257)        (10,648)
Income tax (benefit)                        (58)            860          (1,889)         (4,008)
Minority interest, net of tax                (5)           --               (55)           --
                                        -------          ------         -------         -------
   Net income (loss)                    $  (199)          1,473          (3,423)         (6,640)
                                        =======          ======         =======         =======

Net income (loss)
  per common share
      Basic                             $ (0.02)           0.15           (0.36)          (0.70)
                                        =======          ======         =======         =======
      Diluted                           $ (0.02)           0.15           (0.36)          (0.70)
                                        =======          ======         =======         =======

Average number of common
   shares outstanding
      Basic                               9,393           9,337           9,406           9,490
                                        =======          ======         =======         =======
      Diluted                             9,393           9,337           9,406           9,490
                                        =======          ======         =======         =======

                               Page 3 of 20 pages

                                 R. G. BARRY CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           Thirty-nine weeks ended
                                                                   September 30, 2000     October 2, 1999
                                                                   ------------------     ---------------
                                                                                (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                    $ (3,423)             (6,640)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation and amortization of
         property, plant and equipment                                     1,628               1,393
      Amortization of goodwill                                               102                  86
      Amortization of deferred compensation                                   86                --
      Minority interest                                                       55                --
      Net (increase) decrease in:
         Accounts receivable, net                                        (21,567)            (18,406)
         Inventory                                                        (8,055)            (11,488)
         Prepaid expenses                                                    605                 (44)
         Recoverable income taxes                                         (1,335)             (2,149)
         Other                                                            (1,988)               (257)
      Net increase (decrease) in:
         Accounts payable                                                 (1,811)              1,058
         Accrued expenses                                                 (2,302)             (7,104)
         Accrued retirement costs and other                                1,172                 863
                                                                        --------             -------
            Net cash used in operating activities                        (36,833)            (42,688)
                                                                        --------             -------

Cash flows from investing activities:
   Acquisition of business, net of cash acquired                            --                (2,788)
   Additions to property, plant and equipment, net                          (528)             (2,912)
                                                                        --------             -------
            Net cash used in investing activities                           (528)             (5,700)
                                                                        --------             -------

Cash flows from financing activities:
   Proceeds (repayments) of long-term debt, net                            1,319              (2,143)
   Proceeds from short-term notes, net                                    29,318              30,000
   Stock options exercised                                                  --                    35
   Treasury share acquisitions                                              --                (4,149)
                                                                        --------             -------
         Net cash provided by (used in) financing activities              30,637              23,743
                                                                        --------             -------

Effect of exchange rates on cash                                              59                --
                                                                        --------             -------

Net decrease in cash                                                      (6,665)            (24,645)
Cash at the beginning of the period                                       10,006              29,596
                                                                        --------             -------
Cash at the end of the period                                           $  3,341               4,951
                                                                        ========             =======

Supplemental cash flow disclosures:
   Interest paid                                                        $  1,354               1,537
                                                                        ========             =======
   Income taxes paid                                                    $    998               5,583
                                                                        ========             =======

                               Page 4 of 20 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
          for the periods ended September 30, 2000 and October 2, 1999

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

4. Income tax (benefit) for the periods ended September 30, 2000 and October 2, 1999, consists of:

                                                 2000               1999
                                                 ----               ----
                                                    (in thousands)
                   Current:
                        U. S. Federal          $(1,731)           (3,721)
                        State & Local             (158)             (287)
                                               -------            ------
                             Total             $(1,889)           (4,008)
                                               =======            ======

     The income tax (benefit) reflects a combined federal, foreign, state and local effective rate of approximately 35.8 percent and 37.6 percent for the first nine months of 2000 and 1999, respectively, as compared to the statutory U. S. federal rate of 34 percent.

     Income tax (benefit) for the periods ended September 30, 2000 and October 2, 1999 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to pretax (loss), as a result of the following:

                                                             2000        1999
                                                             ----        ----
                                                                (in thousands)
                   Computed "expected"
                     tax (benefit):
                        U. S. Federal tax (benefit)        $(1,787)     (3,727)
                        Other, net                               2         (94)
                        State & Local (benefit), net
                          of federal income taxes             (104)       (187)
                                                           -------      ------
                             Total                         $(1,889)     (4,008)
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

                               Page 5 of 20 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                       Under Item 1 of Part I of Form 10-Q
    for the periods ended September 30, 2000 and October 2, 1999 - continued

6. Segment Information - The Company manufactures and markets comfort footwear for at-and-around-the-home and supplies thermal retention technology products. The Company considers its "Barry Comfort" at-and-around-the-home comfort footwear groups in North America and in Europe, and the thermal retention technology group, "Thermal", as its three operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated among the operating segments, including such items as a) costs of certain administrative functions, b) current and deferred income tax expense or benefit and deferred tax assets or liabilities, and c) in some periods, certain other operating provisions.

                                         Barry Comfort
                                         -------------
  Thirty nine weeks - 2000            North                                       Intersegment
         (in thousands)              America          Europe         Thermal      Eliminations         Total
                                     -------          ------         -------      ------------         -----
Net sales                           $ 75,202         $ 9,418         $ 4,536         $  (281)        $ 88,875
Depreciation and
      amortization                     1,284             187             157                            1,628
Interest income                          249            --                29            (117)             161
Interest expense                       1,317              31             117            (117)           1,348
Pre tax earnings (loss)               (4,325)         (1,230)            243              55           (5,257)
Additions to property, plant
     and equipment, net                  329             148              51                              528
Total assets devoted                $103,504         $ 7,724         $ 7,059         $(4,354)        $113,933
                                    ========         =======         =======         =======         ========

                                         Barry Comfort
                                         -------------
    Thirty nine week - 1999           North                                       Intersegment
         (in thousands)              America          Europe         Thermal      Eliminations         Total
                                     -------          ------         -------      ------------         -----
Net sales                           $ 73,533         $ 8,098         $ 6,617         $  (228)        $ 88,020
Depreciation and
      amortization                     1,189              17             187                            1,393
Interest income                          518            --              --              (205)             313
Interest expense                       1,330             (19)            205            (205)           1,311
Pre tax earnings (loss)               (5,956)         (1,248)         (3,415)            (29)         (10,648)
Additions to property, plant
     and equipment, net                2,801            --               111                            2,912
Total assets devoted                $111,931         $12,069         $ 6,960         $(4,475)        $126,485
                                    ========         =======         =======         =======         ========

7. Restructuring Charges - In December 1999, the Company announced a plan to reduce costs and improve operating efficiencies, and recorded a restructuring charge of $1.8 million as a component of 1999 operating expense. In the third quarter of 2000, the Company increased this charge by $524 thousand, primarily in conjunction with the closing of the warehouse in San Antonio, Texas. The following schedule highlights actual charges related to those activities through September 30, 2000.

                                    As of    Adjustments                              As of
                          January 1, 2000        in 2000     Paid in 2000    Sept. 30, 2000
                          ---------------        -------     ------------    --------------
Employee separations               $1,487           (128)             976               383
Other exit costs                       94            135               16               213
Noncancelable lease costs             213            517              534               196
                                   ------          -----           ------              ----
Restructuring costs                $1,794          $ 524           $1,526              $792
                                   ======          =====           ======              ====

                               Page 6 of 20 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
-------------------------------
At the end of the third quarter of 2000, we had $51.8 million in net working capital. This compares with $57.4 million at the end of the same quarter in 1999, and $53.8 million at the end of fiscal 1999.

Our capital expenditures during the first three quarters of 2000, amounted to $528 thousand, compared with $2.9 million during the same period of 1999. Capital expenditures during the first three quarters of 2000 have been more consistent with and perhaps even somewhat less than historical levels, and represent a normal pattern of replacement of capital equipment. Capital expenditures in 1999 were higher than in 2000 and higher than in most previous years, primarily due to the various unique activities in 1999, including: equipping a new warehouse in San Antonio; starting up a plant in the Dominican Republic; and purchasing a warehouse in Goldsboro, that was formerly leased. Capital expenditures in both years have been funded out of working capital.

The decrease in net working capital from the end of the third quarter of 1999 to the end of the third quarter of 2000 is primarily the result of the losses we incurred in the fourth quarter of 1999, and during the first three quarters of 2000. Net working capital at the end of the third quarter of 2000 is about $2.0 million lower than at the end of fiscal 1999, mainly as a result of the loss incurred during the first three quarters of 2000.

Highlights of the significant changes in the components of net working capital are:
o We ended the third quarter of 2000, with $3.3 million in cash and $30 million in short-term bank loans. This compares with the third quarter of 1999, when we had $5.0 million in cash and $30 million in short-term bank loans. There were no short-term bank loans outstanding at the end of fiscal 1999.
o Accounts receivables at the end of the third quarter of 2000, at $31.1 million, are approximately $6.0 million lower than the $37.1 million at the end of the same quarter of 1999, mainly as a result of lower net sales in the third quarter of 2000 than in 1999. The increase in accounts receivable from the $9.7 million at the end of fiscal 1999, represents a normal seasonal pattern of change in receivables.
o Inventories at the end of the third quarter of 2000, at $48.5 million, are about 4.8 percent reduced from the inventory levels of $51.0 million one year ago, and increased from $40.7 million at the end of fiscal 1999. The decrease in inventories from the end of the third quarter of 1999 to the end of the third quarter of 2000 is mainly a result of a planned reduction in inventory levels, and is principally a reduction from last year in the amount of Thermal products inventories. The seasonal increase in inventories from the end of fiscal 1999 represents a normal seasonal pattern of change in inventories in anticipation of supporting sales later in the year.

We currently have in place a Revolving Credit Agreement ("Revolver"), with our three main lending banks. The Revolver currently provides a seasonally adjusted available line of credit ranging from $3 million during January, to a peak of $30 million from April through November. The Revolver contains financial covenants that we believe are not uncommon for agreements of similar type and duration. Several times during 2000, including the latest in October, the Company and the banks have entered into amendments to the Revolver modifying certain provisions. The latest amendment, filed as an exhibit to this report, also eliminated certain covenant compliance requirements. We are in compliance with all the covenants of the Revolver, as amended, and all other debt agreements. The Revolver currently extends through 2001 and provides for extensions upon request and with the approval of the banks. We believe that we will be able to continue our funding requirements under the Revolver.

                               Page 7 of 20 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

Impact of Recently Issued Accounting Standards
----------------------------------------------
The FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133", which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. We expect to adopt the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value.

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

Results of Operations
---------------------
During the third quarter of 2000, net sales amounted to $42.4 million, an 11.9 percent decrease compared with sales of $48.1 million during the same quarter in 1999. For the three quarters, net sales amounted to $88.9 million, a 1.0 percent increase in net sales when compared with the first three quarters of 1999.

The North American sales declined about $2.6 million, primarily a decline in merchandise shipped to mass merchandisers, such as Wal-Mart, where in the third quarter of 2000 we chose to discontinue a low-margin promotional program that had been in place in 1999. Sales to mass merchandising customers for the nine-month period are greater than last year. Also during the third quarter of 1999, there were about $1 million of net sales of our Soluna(R) spa at-home line that was discontinued in 2000. Net sales in Europe are about $1.9 million lower for the quarter than last year, mainly as a result of the change in our method of selling in the United Kingdom from a full service sales operation to a strategic alliance distributorship-type arrangement. For the full nine months, net sales in Europe are about 16.3 percent ahead of last year, partially as a result of inclusion of Fargeot net sales for the first half of 2000. Thermal sales have declined from 1999 to 2000 both in the quarter and the nine months. During the third quarter, Papa John's International, Inc., a large Thermal customer using our Quick Heat(TM) pizza delivery system, requested and we agreed to permit them to amend their purchase agreement with us. The amendment gives them the option to cancel up to 40 percent of their original $12.5 million order. We believe their request is not related to any change in strategy regarding our heat delivery system, but instead deals with their timetable for introducing Quick Heat(TM) across their many restaurants. (See also note 6 of notes to consolidated financial statements for selected segment information.)

Gross profit for the third quarter amounted to $15.9 million, or 37.4 percent of net sales. This compares with gross profit of $21.7 million, or 45.1 percent of net sales, in the same quarter of 1999. For the nine months, gross profit decreased to $29.9 million, or 33.7 percent of net sales, in 2000 compared with $35.2 million, or 40.0 percent of net sales, in 1999. Most of the decline in gross profit as a percentage of net sales is the result of: a) a shift in the mix of products sold, to relatively more lower margin mass merchandising channels of distribution, b) the sale of low margin out-of-season and close-out merchandise at lower margins, and c) the inclusion of lower margin Fargeot products in 2000. Manufacturing variances in 2000, which are mainly a result of excess production capacity, are comparable to those incurred in 1999 and did not materially affect the relationship of gross profit between the two periods.

Selling, general and administrative expenses during the third quarter are about $2.8 million lower than in 1999. For the nine-month period, these expenses are about $5.8 million lower than in 1999. During 2000, we have attempted to reduce these expenses, as a result of the restructuring plan we announced and implemented late in the fourth quarter of 1999. Also, during the third quarter of 2000, we took an

                               Page 8 of 20 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

additional restructuring charge in the amount of $524 thousand, primarily in conjunction with closing the warehouse in San Antonio, Texas.

Late in the first quarter of 2000, we reached a resolution of patent infringement litigation with Domino's Pizza, Inc. As a part of the settlement of the litigation, we received a $5 million cash payment in early April 2000, which is included in the results of operations for 2000. We also recognized about $1 million in royalty payments to be paid by Domino's under the agreement.

Net interest expense for the third quarter of 2000 amounted to $697 thousand compared with net interest of $662 thousand for the same quarter of 1999. For the nine months, net interest expense in 2000 amounted to $1.2 million, compared with $1.0 million in 1999. During 2000, interest rates generally are about 1.1 percentage points greater than in 1999 and during 2000 our banks have raised the cost of our short-term borrowing, when compared with 1999, by an added 0.5 percent.

For the third quarter of 2000, we incurred a net loss of $199 thousand, or $0.02 per share, compared with a net profit during the same quarter of 1999 of $1.5 million, or $0.15 per share. For the nine months, we incurred a net loss in 2000 of $3.4 million, or $0.36 per share. The results of operations for the nine months of 2000 include the settlement of the patent infringement litigation. We estimate that without the settlement (and net of the litigation expenses incurred), we would have incurred a net loss after taxes of approximately $6.2 million, or $0.66 per share. By comparison, during the first nine months of 1999, we incurred a net loss after taxes of $6.6 million, or $0.70 per share. Per share calculations for both years are the same for both basic loss per share and for diluted loss per share.


--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward looking statements based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; inherent risks of international development, including foreign currency risks, the implementation of the Euro, economic, regulatory and cultural difficulties or delays in our business development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the availability and costs of financing; capacity, efficiency, and supply constraints; weather; and other risks detailed in the our press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting us and the impact of such events on our operations may vary from those currently anticipated.
--------------------------------------------------------------------------------

                               Page 9 of 20 pages

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

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. At the end of the third quarter of 2000, we had net foreign currency contracts outstanding to sell forward the following currencies. All contracts mature later in 2000.

                                                   Approximate     Estimated Fair        Unrealized
                     Nominal Amount in US              Average        Value as of        Gain as of
                                  Dollars        Exchange Rate     Sept. 30, 2000    Sept. 30, 2000
                        (in thousands)                                        (in thousands)
Canadian Dollar                      $348      USD1 = CAD 1.43               $333               $15
Euros                                $ 92      USD1 = EUR 1.09               $ 88               $ 4

                               Page 10 of 20 pages

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


Item 3.  Defaults Upon Senior Securities
----------------------------------------
         (a), (b) Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         (a) - (d)  Not Applicable


Item 5.  Other Information
--------------------------
         No response required


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
        (a) Exhibits:  See Index to Exhibits at page 13.

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                               Page 11 of 20 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              R. G. BARRY CORPORATION
                                              -----------------------
                                              Registrant
November 13, 2000
-----------------
      date
                                              /s/ Daniel D. Viren
                                              -------------------------------
                                              Daniel D. Viren
                                              Senior Vice President - Finance
                                              (Principal Financial Officer)
                                              (Duly Authorized Officer)

                               Page 12 of 20 pages

                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS


Exhibit No.                      Description                         Location
-----------                      -----------                         --------

    4 Third Amendment to Revolving Credit Agreement, dated 14 through 19 as of October 27, 2000, among The Huntington National
             Bank, The Bank of New York, and Bank One, N. A., as lenders; The Huntington National Bank, as agent; and the Registrant

   27        Financial Data Schedule                                    20
             (Period ended September 30, 2000)

                               Page 13 of 20 pages