Form 10-K
period 2000-12-30
BARRY R G CORP /OH/
filed 2001-03-29
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 30, 2000
                                        OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

Commission File Number 1-8769
                             R. G. BARRY CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Ohio                                     31-4362899
------------------------------------------       ------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

13405 Yarmouth Road N.W., Pickerington, Ohio               43147
--------------------------------------------     ------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (614) 864-6400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Each Exchange On Which Registered
---------------------------------    ------------------------------------------
Common Shares, Par Value $1.00                  New York Stock Exchange
(9,372,907 outstanding as of March 15, 2001)

Series I Junior Participating                   New York Stock Exchange
Class A Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No    .
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the New York Stock Exchange on March 15, 2001 ($2.70), the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was approximately $22,603,000.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 2000, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                      Index to Exhibits begins on Page E-1.

                                     PART I

ITEM 1.  BUSINESS.
------------------

         R. G. Barry Corporation ("R. G. Barry") is organized under Ohio law. R.
G. Barry and its subsidiaries, Barry de Mexico, S.A. de C.V., Barry de Acuna, S.A. de C.V., Barry de Zacatecas, S.A. de C.V., ThermaStor Technologies, Ltd., LLC, R. G. Barry (Texas) LP, Barry de la Republica Dominicana, S.A. de C.V., R.
G. Barry International, Inc., R. G. Barry Holdings, Inc., R. G. Barry (France) Holdings, Inc., Escapade, S.A., Fargeot et Compagnie, S.A., Michel Fargeot, S.A., R.G.B., Inc. and Vesture Corporation ("Vesture") (R. G. Barry and its subsidiaries are referred to collectively as the "Company"), manufacture and market products which serve the comfort needs of people. The Company believes it is the world's largest manufacturer of comfort footwear for at-and-around-the-home, and, through its Vesture subsidiary, manufactures and markets thermal retention technology products incorporating the Company's MICROCORE* technologies. Comfort is the dominant influence in the Company's brand lines.

         Effective July 22, 1999, R. G. Barry acquired 80% of the outstanding stock of Escapade, S.A., which owns Fargeot et Compagnie, S.A. and Michel Fargeot, S.A. (collectively, "Fargeot"), all of Thiviers, France. The purchase price of $4,173,000 was paid in cash, and the acquisition has been accounted for by the purchase method of accounting. The Escapade purchase agreement includes put and call options for the purchase of the remaining 20% of the shares not owned by R. G. Barry. The 20% shareholder may put the shares to R. G. Barry at any time after July 22, 2004 for a period of five years at the price determined under the purchase agreement. R. G. Barry may call the remaining shares and purchase them at any time after July 22, 2000 for a period of nine years on the same basis.

         In 1999, the Company recognized that it needed to lower its levels of production and to lessen its manufacturing capacity. The Company closed a plant in Shenzhen, China, although it opened a plant in the Dominican Republic. The Company believed that the customs duty advantages enjoyed between the Dominican Republic and Europe would outweigh the need to reduce capacity. After opening the plant in the Dominican Republic, Mexico completed a new trade agreement with the European Union that will provide duty-free entry into Europe by 2003 for products assembled in Mexico. The Company's need to reduce internal manufacturing capacity coupled with the logistics advantages and manufacturing efficiencies currently enjoyed in the Company's Mexican assembly plants were instrumental in the Company's decision to close the plant in the Dominican Republic in December 2000.

         In 1999, the Company opened a warehouse in San Antonio, Texas to serve what it believed was a need to house increased finished goods inventory for the Soluna(TM) line of products first introduced in 1999. By 2000, the Soluna(TM) products had not achieved expected results and the Company concluded that this warehouse was too large and too expensive for its prospective use. This was especially so, in light of the significant reduction in inventory levels from 1999 to year-end 2000 in furtherance of the Company's previously-announced strategy. Moreover, the Company's strategy for the future includes acquiring greater portions of its inventories from third-party suppliers, thus reducing the need to take large portions of finished goods into the Company's warehouses for extended periods of time. In mid-2000, the Company closed the San Antonio, Texas warehouse and moved into a smaller facility that the Company already controlled in Laredo, Texas. Further information concerning the restructuring changes which occurred in 1999 and 2000 is presented in Note (14) to the Consolidated Financial Statements on


-------------
* Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

pages 32 and 33 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 30, 2000, which is incorporated herein by this reference.

         During the fiscal year ended December 30, 2000, the Company had three operating segments: the Barry Comfort North America group, which includes at-and-around-the-home comfort footwear products manufactured and sold in North America; the Barry Comfort Europe group, which includes at-and-around-the-home comfort footwear products sold in Europe and footwear products sold by Fargeot; and the Thermal group, which includes thermal retention technology products. Financial information on the Company's segments for the three years ended December 30, 2000, is presented in Note (13) to the Consolidated Financial Statements on pages 30, 31 and 32 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 30, 2000, which is incorporated herein by this reference.

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

         Barry Comfort North America/Barry Comfort Europe

         Historically, the Company's primary products have been foam-soled, soft, washable slippers for men, women and children. The Company developed and introduced women's Angel Treads*, the world's first foam-soled, soft, washable slipper, in 1947. Since that time, the Company has introduced additional slipper-type brand lines for men, women and children designed to provide comfort, softness and washability. These footwear products are sold, for the most part, under various brand names including Angel Treads*, Barry*Comfort, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes*, EZfeet*, Mushrooms* Slippers and Fargeot. The Company has also at times marketed slipper-type footwear under licensed trademarks. See "TRADEMARKS AND LICENSES."

         The Company's foam-soled footwear lines have fabric uppers made of terry cloths, velours, fleeces, satins, nylons and other washable materials, as well as uppers made of suede and other man-made materials. Different brand lines are marketed for men, women and children with a variety of styles, colors and ornamentation.

         The marketing strategy for the Company's slipper-type brand lines has been to expand counter and floor space for these products by creating and marketing brand lines to different portions of the consumer market. Retail prices for the Company's footwear normally range from approximately $5 to $30 per pair, depending on the style of footwear, type of retail outlet and retailer mark-up.

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

         The Company's MICROCORE* thermal retention technology consists of a family of patented or proprietary technologies which, when energized with heat or cold, act as reservoirs that release heat or cold at a constant temperature for extended periods of time. The MICROCORE* thermal retention products have application as: (1) commercial products which use the Company's MICROCORE* patented thermal retention technology, either hot or cold, to preserve and transport temperature-sensitive or perishable commodities such as food, medicine, pharmaceuticals and flowers; and (2) thermal retention consumer products the Company creates, designs, sells and distributes under its brand names.

         Since 1997, the focus of the thermal business has been on commercial applications of the thermal retention technologies and on comfort therapy, and personal care items.

         In the commercial product area, the Company has made a strategic decision to focus on the commercial application of MICROCORE* patented thermal retention technology, either hot or cold, to preserve and/or transport temperature-sensitive or perishable commodities. The Company's POWERTECH* with MICROCORE* is a patented portable heat storage technology which permits portable, electrically-energized heat storage from either A.C. or D.C. power sources and at specific temperatures through the use of a thermostat. Underwriters Laboratories Inc. has granted a UL listing mark to the Company's POWERTECH* with MICROCORE* Pizza Delivery System which is designed to keep pizza hot at oven temperatures for an extended time period so that pizza marketers may deliver pizza to a home oven-hot, dry and crisp. The Company launched its POWERTECH* with MICROCORE* hot food delivery system with Donatos Pizza of Columbus, Ohio, a 130-store regional Midwest pizza chain, in the Fall of 1998. In April 2000, the Company entered into a two-year agreement to supply its Quick Heat(TM) with MICROCORE(R) Pizza Delivery System to Papa John's International, Inc., the nation's No. 3 pizza chain. The Company continues in various stages of testing the POWERTECH* with MICROCORE* Pizza Delivery System with other national and large regional pizza chains throughout the United States.

         In March 2000, the patent infringement lawsuit which R. G. Barry and Vesture had filed against Domino's Pizza, Inc. and Phase Change Laboratories, Inc. was settled. As a part of this settlement, the

Company received a cash payment of $5 million, and entered into a $1 million licensing arrangement with Domino's for the future use of the Company's patented thermal retention technology.

         The Company's thermal retention products for consumers generally fall within two categories: (1) food preservation products, such as breadwarmer baskets and portable food carriers; and (2) comfort therapy products, such as heating pads and backwarmers, and portable, personal self-care comfort products, such as heated booties, neck packs and shoulder packs. Retail prices for substantially all of the Company's thermal retention consumer products normally range from approximately $12 to $40, depending on the product, type of retail outlet and retailer mark-up. The Company believes that the food preservation and comfort therapy thermal retention products are not weather sensitive and have a year-round sales appeal while the cold weather portion of the portable, personal self-care comfort product line is more seasonal and affected by weather changes. The thermal retention consumer products are sold under the major brand lines of Dearfoams*, Vesture*, Lava*, LavaPac*, LavaBuns* and LavaBooties*. All carry MICROCORE* energy packs.

                                    MARKETING

         The Company's slipper-type brand lines and thermal retention self-care consumer products are sold to traditional department stores, promotional department stores, national chain department stores and specialty stores; through mass merchandising channels of distribution such as discount stores, warehouse clubs, drug and variety chain stores, and supermarkets; and to independent retail establishments. The Company markets these products primarily through Company salespersons and, to a lesser extent, through independent sales representatives. As discussed below, the Company has entered into a strategic alliance with British slipper maker GBR Limited related to the distribution of comfort footwear products in the United Kingdom and Ireland. The Company does not finance its customers' purchases.

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

         During the 2000 Christmas selling season, the Company again provided approximately 400 temporary merchandisers to service the retail selling floor of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with computerized automatic replenishment systems the Company installed with the stores, put the Company in a position to optimize its comfort footwear business during the fourth quarter.

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

         The Company believes it has an opportunity for expansion in Europe for its at-and-around-the-home comfort footwear. The Company has begun to build its business in Europe. The Company's international sales are focused on the department store channels and hypermarkets primarily in the United Kingdom and France. In 2000, the Company entered into a strategic alliance with British slipper maker GBR Limited. A new company, Barry (GBR) Limited, was formed to sell comfort footwear products in the United Kingdom and Ireland. After entering into this distributorship-like arrangement, the Company closed its London offices and shifted responsibility for marketing, selling, planning and financial administration for its products in the United Kingdom and Ireland to Barry (GBR) Limited. In return, the Company receives a fee on the transfer of all R. G. Barry-manufactured products to the new company and royalties on the sales of all products supplied to Barry (GBR) Limited by others. The Company's distribution center in Wales now handles products for Barry Comfort Europe and for Barry (GBR) Limited. The Company also markets its comfort footwear products in Canada, Mexico and several other countries around the world. In 2000, the Company's European net sales comprised approximately 7.8% of its total net sales. Financial information for the three years ended December 30, 2000 for the geographic areas in which the Company operates is presented in Note (13) to the Consolidated Financial Statements on pages 30, 31 and 32 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 30, 2000, which is incorporated herein by this reference.

         The Company markets its thermal retention commercial products directly to prospective customers through Company personnel. The Company does not finance its customers' purchases.

                            RESEARCH AND DEVELOPMENT

         Most of the Company's research efforts are undertaken in connection with the design and consumer appeal of new styles of slipper-type footwear and thermal retention products. During the 2000, 1999 and 1998 fiscal years, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $2.7 million, $3.7 million and $3.9 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 50 employees are engaged full time in research and design.

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

                             TRADEMARKS AND LICENSES

         Approximately 96% of the Company's sales are represented by brand items sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products. The trademarks which are most widely used by the Company include: (a) Angel Treads*, Barry*Comfort, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, Madye's*, Snug Treds*, Soft Notes*, EZfeet*, and Fargeot, in the Company's Barry Comfort businesses; and (b) Dearfoams*, Vesture*, Lava*, LavaPac*, LavaBuns*, LavaBooties*, MICROCORE* and POWERTECH,* in the Company's Thermal business. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

         The Company has also sold comfort footwear under various names as licensee under license agreements with the owners of those names. In each of the last three fiscal years, less than 1% of the Company's total sales were represented by footwear sold under licensed names.

         In November 2000, R. G. Barry entered into a license agreement with a subsidiary of Liz Claiborne, Inc. which allows R. G. Barry to manufacture and market slippers under the Liz Claiborne** and Claiborne** labels. R. G. Barry's new Liz Claiborne** Slippers for Women and Claiborne** Slippers for Men will be sold in upper-tier department stores and specialty retailers nationwide. The first collections of Liz Claiborne** Slippers for Women became available to the trade in March 2001, for Fall 2001 delivery. Claiborne** Slippers for Men will be introduced in 2002. The Liz Claiborne** Slippers for Women and Claiborne** Slippers for Men will initially be sold within the United States and Canada, although the licensor may, in its discretion, grant R. G. Barry the right to distribute these slippers in other foreign countries. The initial term of the license agreement continues through December 31, 2005, and is renewable for an additional five-year term if the net sales of slippers bearing the Liz Claiborne** and Claiborne** labels for the year immediately preceding the last year of the initial term equal or exceed a specified level. The licensor has the right to terminate the license agreement if minimum specified net sales levels are not achieved for two consecutive years.

                                    CUSTOMERS

         The only customer of the Company which accounted for more than 10% of the Company's consolidated net sales in the 2000, 1999 and 1998 fiscal years was Wal-Mart Stores, Inc., a Barry Comfort North America customer, which accounted for 21% in 2000, 23% in 1999 and 22% in 1998.

                                BACKLOG OF ORDERS

         The Company's backlogs of orders at the close of the 2000 and 1999 fiscal years were approximately $8.7 million and $10 million, respectively. The Company anticipates that a large percentage of the orders as of the end of the 2000 fiscal year will be filled during the current fiscal year.

         Generally, the Company's backlog of unfilled sales orders is largest after the spring and autumn showings of the Company. For example, the Company's approximate backlog of unfilled sales orders following the conclusion of such showings during the last two years was: August 2000 -$47 million; August 1999 - $54 million; February 2000 - $8 million; and February 1999 - $13 million. The Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 70% to 75% of such sales occur during the second half of the year as compared to approximately 25% to 30% during the first half of the year.

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

exposure to obsolete inventory. However, in 2000, as a result of the Company's aggressive effort to lower inventory levels, the Company sold a sizeable amount of obsolete and out-of-season inventory in a short period of time for little or no profit. By the end of the 2000 fiscal year, the Company had liquidated substantially all of this obsolete and out-of-season inventory.

         Over the next several years, the Company intends to migrate to a company that produces approximately two-thirds of its products in-house and outsources the remainder to third-party suppliers. In recent years, the Company had produced approximately 90% in-house and outsourced approximately 10%. Early in 2001, the Company opened a representative office in Hong Kong, which will be responsible for procuring outsourced products from the Far East.

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

                MANUFACTURING, SALES AND DISTRIBUTION FACILITIES

         The Company has six manufacturing facilities. The Company operates sewing plants in Nuevo Laredo, Ciudad Acuna, and Zacatecas, Mexico. The Company also operates a cutting plant in Laredo, Texas and a sole molding operation in San Angelo, Texas. The Company produces thermal retention products at its manufacturing facilities in Asheboro, North Carolina, and Nuevo Laredo, Mexico. The Company closed the factory in Santo Domingo, Dominican Republic, in December 2000.

         The Company maintains sales offices in New York, New York and Paris, France and a sourcing representative office in Hong Kong. The Company also operates distribution centers in Asheboro and Goldsboro, North Carolina; San Angelo and Laredo, Texas; Rhymney, Gwent, Wales; and Thiviers, France.

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

                                    EMPLOYEES

         At the close of the 2000 fiscal year, the Company employed approximately 2,600 persons.

ITEM 2.  PROPERTIES.
--------------------

         The Company owns a warehouse facility in Goldsboro, North Carolina, containing approximately 170,000 square feet.

         The Company leases space aggregating approximately 1 million square feet at an approximate aggregate annual rental of $3.0 million. The following table describes the Company's principal leased properties:

                                                             APPROXIMATE       APPROXIMATE        LEASE
LOCATION                             USE                     SQUARE FEET      ANNUAL RENTAL       EXPIRES    RENEWALS
--------                             ---                     -----------      -------------       -------    --------
Empire State Building            Sales Office                      4,300         $115,000           2003     None
New York City, N.Y.

2800 Loop 306                    Manufacturing, Office,          145,800         $166,000 (1)       2005     10 years
San Angelo, Texas                Warehouse

Distribution Center              Shipping, Warehouse             172,800         $462,000 (1)       2007     15 years
San Angelo, Texas

Cesar Lopez de Lara              Manufacturing, Office            90,200         $300,000           2004     None
  Ave.
Nuevo Laredo, Mexico

Ciudad Acuna                     Manufacturing, Office            64,700         $302,000           2004     5 years
  Industrial Park
Ciudad Acuna, Mexico

Bob Bullock Loop                 Manufacturing, Warehouse,       165,000         $386,000 (1)       2001     2 terms-5
Laredo, Texas                    Office                                                                      years each

Bob Bullock Loop                 Manufacturing, Warehouse,        76,000         $190,000 (1)       2006     5 years
Laredo, Texas                    Storage

Industrial Zone                  Manufacturing                    26,200         $ 58,000           2003     1 term of 5
Zacatecas, Mexico                                                                                            years

Industrial Zone                  Manufacturing                    25,800         $ 48,000           2005     3 terms-5
Zacatecas, Mexico                                                                                            years each

120 E. Pritchard St.             Manufacturing, Office,           57,500         $ 96,000 (1)       2001     None
Asheboro, North Carolina         Warehouse

                                                             APPROXIMATE       APPROXIMATE        LEASE
LOCATION                             USE                     SQUARE FEET      ANNUAL RENTAL       EXPIRES    RENEWALS
--------                             ---                     -----------      -------------       -------    --------
8000 Interstate                  Administrative Office            17,000         $322,000           2003     None
  Highway 10 West
San Antonio, Texas

Rhymney, Gwent, Wales            Warehouse                         8,000         $ 21,000          Month-    N/A
                                                                                                   to-Month

West Gate Tower                  Sourcing Representative           1,311          $28,700           2003     None
7 Wing Hong Street               Office
Lai Chi Kok, Kowloon
Hong Kong


----------------------
(1)      Net lease.

         The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and suitable for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

         There are no pending legal proceedings to which R. G. Barry or any of its subsidiaries is a party or to which any of their respective properties are subject, except routine legal proceedings to which they are parties incident to their respective businesses. None of these proceedings are considered by R. G. Barry to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------

         The following table lists the names and ages of the executive officers of R. G. Barry as of March 15, 2001, the positions with R. G. Barry presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his principal occupation for more than five years. Executive officers serve at the discretion of the Board of Directors and in the case of Messrs. Zacks, Lenich, Galvis and Viren, pursuant to employment agreements.

                                                 POSITION(S) HELD WITH R. G. BARRY AND
NAME                                   AGE       PRINCIPAL OCCUPATION(S) FOR PAST FIVE YEARS
----                                   ---       -------------------------------------------
Gordon Zacks                           68        Chairman of the Board and Chief Executive Officer
                                                 since 1979, President from 1992 to February 2001, and
                                                 a Director since 1959, of R. G. Barry


William Lenich                         52        President, Chief Operating Officer and a Director of
                                                 R. G. Barry since February 2001; President and Chief
                                                 Operating Officer of International from 1997 to
                                                 February 2001, and Group President of Retail from
                                                 1999 to February 2001 and from 1990 to 1997, of Nine
                                                 West Group, Inc., a women's retail shoe company



Christian Galvis                       59        Executive Vice President-Operations and a Director
                                                 since 1992, President-Operations of Barry Comfort
                                                 Group since January 1998, and Vice
                                                 President-Operations from 1991 to 1992, of R. G.
                                                 Barry



Daniel D. Viren                        54        Senior Vice President - Finance and Chief Financial
                                                 Officer since June 2000, Secretary and Treasurer
                                                 since October 2000, Senior Vice President -
                                                 Administration from 1992 to July 1999, and Assistant
                                                 Secretary from 1994 to July 1999, of R. G. Barry;
                                                 Senior Vice President and Chief Financial Officer of
                                                 Metatec International, Inc., an international
                                                 information distribution company, from July 1999 to
                                                 June 2000

Harry Miller                           58        Vice President-Human Resources of R. G. Barry since 1993

Donald Van Steyn                       56        Vice President, Chief Information Officer since May
                                                 2000, Vice President - Information Systems/Services
                                                 from May 1996 to May 2000 and Director of Information
                                                 Services from December 1988 to May 1996 of R. G.
                                                 Barry


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

         The information called for in this Item 5 is incorporated by reference to page 10 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 30, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.
----------------------------------

         The information called for in this Item 6 is incorporated by reference to pages 8 and 9 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATION.
-------------

         The information called for in this Item 7 is incorporated by reference to pages 11 through 16 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 30, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

         As of December 30, 2000, R. G. Barry and its subsidiaries were not party to any market risk sensitive instruments which would require disclosure under Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

         The Consolidated Balance Sheets of R. G. Barry and its subsidiaries as of December 30, 2000 and January 1, 2000, the related Consolidated Statements of Operations, of Shareholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 30, 2000, the related Notes to Consolidated Financial Statements and the Independent Auditors' Report, appearing on pages 17 through 34 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 30, 2000, are incorporated by reference. Quarterly Financial Data set forth on page 10 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 30, 2000, are also incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

         None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

         The information called for in this Item 10 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2001, under the captions "ELECTION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS--Employment Contracts, Restricted Stock Agreements and Termination of Employment and Change-in-Control Arrangements" and "SHARE OWNERSHIP--Section 16(a) Beneficial Ownership Reporting Compliance." In addition, information concerning R. G. Barry's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

         The information called for in this Item 11 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2001, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The information called for in this Item 12 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2001, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS -- Employment Contracts, Restricted Stock Agreements and Termination of Employment and Change-in-Control Arrangements."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         The information called for in this Item 13 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2001, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)(1)     FINANCIAL STATEMENTS.
           --------------------

           For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 16.

(a)(2)     FINANCIAL STATEMENT SCHEDULES.
           -----------------------------

           For a list of all financial statement schedules included in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 16.

(a)(3)     EXHIBITS.
           --------

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of these exhibits, see "Index to Exhibits" beginning at page E-1.

(b)        REPORTS ON FORM 8-K

           R. G. Barry filed no Current Reports on Form 8-K during the fiscal quarter ended December 30, 2000.

(c)        EXHIBITS

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1.

(d)        FINANCIAL STATEMENT SCHEDULES

           Financial Statement Schedules included with this Annual Report on Form 10-K are attached hereto. See "Index to Financial Statements and Financial Statement Schedules" at page 16.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            R. G. BARRY CORPORATION

Date:  March 29, 2001
                                            By:  /s/ Daniel D. Viren
                                               ---------------------
                                                 Daniel D. Viren,
                                                 Senior Vice President-Finance,
                                                 Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 29th day of March, 2001.

NAME                                     CAPACITY

               *                         Chairman of the Board, Chief Executive
-------------------------------          Officer and Director
Gordon Zacks


               *                         President, Chief Operating Officer and
-------------------------------          Director
William Lenich

               *                         Executive Vice President-Operations,
-------------------------------          President-Operations of Barry Comfort
Christian Galvis                         Group and Director


               *                         Director
-------------------------------
Philip G. Barach

               *                         Director
-------------------------------
Richard L. Burrell

               *                         Director
-------------------------------
Roger E. Lautzenhiser

                                         Director
-------------------------------
Harvey M. Krueger

               *                         Director
-------------------------------
Janice Page

               *                         Director
-------------------------------
Edward M. Stan

               *                         Director
-------------------------------
Harvey Weinberg

 /s/ Daniel D. Viren                   Senior Vice President-Finance,
---------------------------            Secretary and Treasurer (Chief Financial
Daniel D. Viren                        and Principal Accounting Officer)


---------------------------
By Daniel D. Viren pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

 /s/ Daniel D. Viren
----------------------------
Daniel D. Viren

                             R. G. BARRY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 30, 2000

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------



DESCRIPTION OF FINANCIAL STATEMENTS (ALL OF WHICH ARE                                        PAGE(S) IN ANNUAL
INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON                                         REPORT TO SHAREHOLDERS
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000)                                    FOR THE FISCAL YEAR ENDED
                                                                                             DECEMBER 30, 2000
Consolidated Balance Sheets at December 30, 2000 and
         January 1, 2000  ...........................................................                  17

Consolidated Statements of Operations for the years ended December 30, 2000,
         January 1, 2000 and January 2, 1999.........................................                  18

Consolidated Statements of Shareholders' Equity for the years ended
         December 30, 2000, January 1, 2000 and January 2, 1999......................                   18

Consolidated Statements of Cash Flows for the years ended
         December 30, 2000, January 1, 2000 and January 2, 1999......................                  19

Notes to Consolidated Financial Statements...........................................                 20-33

Independent Auditors' Report.........................................................                  34


ADDITIONAL FINANCIAL DATA

         The following additional financial data should be read in conjunction with the Consolidated Financial Statements of R. G. Barry Corporation and its subsidiaries included in the Annual Report to Shareholders for the fiscal year ended December 30, 2000. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Additional Financial Data:

         Independent Auditor's Report on Financial Statement Schedules:
                  Included at page 17 of this Annual Report on Form 10-K

         Schedules for the fiscal years ended December 30, 2000, January 1,
                  2000, January 2, 1999:
                  Schedule 2--Valuation and Qualifying
                  Accounts: Included at pages 18 through 20 of this Annual Report on Form 10-K

[KPMG LETTERHEAD]

        Two Nationwide Plaza                             Telephone 614 249 2300
        Columbus, OH 43215                               Fax 614 249 2348



                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Shareholders
R. G. Barry Corporation:


Under date of February 20, 2001 we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 30, 2000, as contained in the fiscal 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Columbus, Ohio
February 20, 2001

                                                                      SCHEDULE 2


                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                December 30, 2000



                COLUMN A                              COLUMN B        COLUMN C         COLUMN D             COLUMN E
-----------------------------------------           --------------  --------------   --------------      ---------------
                                                                      ADDITIONS
                                                     BALANCE AT      CHARGED TO        ADJUSTMENTS        BALANCE AT
                                                      BEGINNING       COSTS AND            AND              END OF
              DESCRIPTION                             OF PERIOD       EXPENSES          DEDUCTIONS           PERIOD
              -----------                           --------------  --------------   --------------      ---------------
Reserves deducted from accounts
    receivable:
      Allowance for doubtful
        receivables                                $      289,000         246,000          151,000(1)           384,000
      Allowance for returns                            11,200,000       5,077,000       11,200,000(2)         5,077,000
      Allowance for promotions                          9,293,000       8,680,000        9,293,000(3)         8,680,000
                                                    --------------  --------------   --------------      ---------------

                                                   $   20,782,000      14,003,000       20,644,000           14,141,000
                                                    ==============  ==============   ==============      ===============







Notes:

   (1.) Write-off uncollectible accounts.
   (2.) Represents 2000 sales returns reserved for in fiscal 1999.
   (3.) Represents 2000 promotions expenditures committed to and reserved for in fiscal 1999.

                                                                      SCHEDULE 2

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                 January 1, 2000



                COLUMN A                              COLUMN B        COLUMN C         COLUMN D             COLUMN E
-----------------------------------------           --------------  --------------   --------------      ---------------
                                                                     ADDITIONS
                                                     BALANCE AT      CHARGED TO       ADJUSTMENTS           BALANCE AT
                                                      BEGINNING       COSTS AND           AND                 END OF
              DESCRIPTION                             OF PERIOD       EXPENSES        DEDUCTIONS              PERIOD
              ------------                          --------------  --------------   --------------      ---------------

Reserves deducted from accounts
    receivable:
      Allowance for doubtful
        receivables                                 $     232,000         413,000          356,000(1)           289,000
      Allowance for returns                             9,749,000      11,200,000        9,749,000(2)        11,200,000
      Allowance for promotions                          6,040,000       9,293,000        6,040,000(3)         9,293,000
                                                    --------------  --------------   --------------      ---------------

                                                    $  16,021,000      20,906,000       16,145,000           20,782,000
                                                    ==============  ==============   ==============      ===============



Notes:

   (1.) Write-off uncollectible accounts.
   (2.) Represents 1999 sales returns reserved for in fiscal 1998.
   (3.) Represents 1999 promotions expenditures committed to and reserved for in fiscal 1998.

                                                                      SCHEDULE 2

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                 January 2, 1999



                COLUMN A                               COLUMN B        COLUMN C         COLUMN D            COLUMN E
-----------------------------------------           ---------------  --------------   --------------     ---------------
                                                                       ADDITIONS
                                                      BALANCE AT      CHARGED TO        ADJUSTMENTS        BALANCE AT
                                                      BEGINNING        COSTS AND           AND               END OF
              DESCRIPTION                             OF PERIOD        EXPENSES        DEDUCTIONS            PERIOD
              ------------                          ---------------  --------------   --------------     ---------------
Reserves deducted from accounts
    receivable:
      Allowance for doubtful
        receivables                                 $      204,000          77,000           49,000(1)          232,000
      Allowance for returns                              8,410,000       9,749,000        8,410,000(2)        9,749,000
      Allowance for promotions                           3,989,000       6,040,000        3,989,000(3)        6,040,000
                                                    ---------------  --------------   --------------     ---------------

                                                    $   12,603,000      15,866,000       12,448,000          16,021,000
                                                    ===============  ==============   ==============     ===============





Notes:

   (1.) Write-off uncollectible accounts.
   (2.) Represents 1998 sales returns reserved for in fiscal 1997.
   (3.) Represents 1998 promotions expenditures committed to and reserved for in fiscal 1997.

                             R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 30, 2000

                                INDEX TO EXHIBITS

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
      2.1               Stock Purchase Agreement, dated July 22, 1999,      Incorporated herein by reference to
                        between Mr. Thierry Civetta, Mr. Michel             Registrant's Quarterly Report on Form 10-Q
                        Fargeot, FCPR County Natwest Venture France,        for the fiscal quarter ended October 2,
                        SCA Capital Prive-Investissements, Hoche            1999 (File No. 1-8769) [Exhibit 2.1]
                        Investissements, and SA Capital Prive, parties
                        of the first part, and R. G. Barry Corporation
                        ("Registrant") and Escapade, S.A., parties of
                        the second part

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

      4.1               Revolving Credit Agreement, made to be              *
                        effective on March 12, 2001, between Registrant
                        and The Huntington National Bank

      4.2               Note Agreement, dated July 5, 1994, between         Incorporated herein by reference to
                        Registrant and Metropolitan Life Insurance          Registrant's Registration Statement on Form
                        Company                                             S-3, filed July 21, 1994 (Registration
                                                                            No. 33-81820) [Exhibit 4(t)]

      4.3               Letter, dated July 16, 1999, from Metropolitan      Incorporated herein by reference to
                        Life Insurance Company to Registrant in respect     Registrant's Quarterly Report on Form 10-Q
                        of loan agreement dated July 5, 1994                for the fiscal quarter ended July 3, 1999
                                                                            (File No. 1-8769) [Exhibit 4.2]

      4.4               Rights Agreement, dated as of February 19,          Incorporated herein by reference to
                        1998, between Registrant and The Bank of New        Registrant's Current Report on Form 8-K,
                        York, as Rights Agent                               dated March 13, 1998 and filed March 16,
                                                                            1998 (File No. 1-8769) [Exhibit 4]

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
      4.5               Loan Agreement, dated as of January 21, 2000,       Incorporated herein by reference to
                        among Banque Tarneaud, S.A., Banque Nationale       Registrant's Quarterly Report on Form 10-Q
                        de Paris, and Escapade, S.A.                        for the fiscal quarter ended April 1, 2000
                                                                            (File No. 1-8769) [Exhibit 4]

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

   **10.2               R. G. Barry Corporation Supplemental Retirement     Incorporated herein by reference to
                        Plan Effective January 1, 1997 (now known as        Registrant's Annual Report on Form 10-K for
                        the R. G. Barry Corporation Restoration Plan)       the fiscal year ended January 1, 2000 (File
                                                                            No. 1-8769) ("Registrant's January 2000
                                                                            Form 10-K") [Exhibit 10.2]

   **10.3               Amendment No. 1 to the R.G. Barry Corporation       Incorporated here in by reference to
                        Supplemental Retirement Plan Effective January      Registrant's January 2000 Form 10-K
                        1, 1997 (Executed effective as of May 12, 1998)     [Exhibit 10.3]

   **10.4               Amendment No. 2 to the R.G. Barry Corporation       Incorporated herein by reference to
                        Supplemental Retirement Plan Effective January      Registrant's January 2000 Form 10-K
                        1, 1997 (Executed effective as of January 1,        [Exhibit 10.4]
                        2000)

   **10.5               Employment Agreement, dated July 1, 1998,           Incorporated herein by reference to
                        between Registrant and Gordon Zacks                 Registrant's Annual Report on Form 10-K for
                                                                            the fiscal year ended January 2, 1999 (File
                                                                            No. 1-8769) [Exhibit 10(d)]

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
   **10.6               Agreement, dated September 27, 1989, between        Incorporated herein by reference to
                        Registrant and Gordon Zacks                         Registrant's Current Report on Form 8-K
                                                                            dated October 11, 1989, filed October 12,
                                                                            1989 (File No. 0-12667) [Exhibit 28.1]

   **10.7               Amendment No. 1, dated as of October 12, 1994,      Incorporated herein by reference to
                        between Registrant and Gordon Zacks                 Amendment No. 14 to Schedule 13D, dated
                                                                            January 27, 1995, filed by Gordon Zacks on
                                                                            February 13, 1995 [Exhibit 5]

   **10.8               Amended Split-Dollar Insurance Agreement, dated     Incorporated herein by reference to
                        March 23, 1995, between Registrant and              Registrant's 1995 Form 10-K [Exhibit 10(h)]
                        Gordon B. Zacks

   **10.9               R. G. Barry Corporation 1988 Stock Option Plan      Incorporated herein by reference to
                        (Reflects amendments through May 11, 1993)          Registrant's Registration Statement on Form
                                                                            S-8, filed August 18, 1993 (Registration
                                                                            No. 33-67594) [Exhibit 4(r)]

  **10.10               Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of incentive stock        Registrant's 1995 Form 10-K [Exhibit 10(k)]
                        options pursuant to the R. G. Barry Corporation
                        1988 Stock Option Plan

  **10.11               Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of non-qualified          Registrant's 1995 Form 10-K [Exhibit 10(l)]
                        stock options pursuant to the R. G. Barry
                        Corporation 1988 Stock Option Plan

  **10.12               Description of Incentive Bonus Program (in          Incorporated herein by reference to
                        effect through the fiscal year ended                Registrant's Annual Report on Form 10-K for
                        December 30, 2000)                                  the fiscal year ended December 28, 1991
                                                                            (File No. 1-8769) [Exhibit 10(k)]


  **10.13               Annual Incentive Program (in effect for the         *
                        fiscal year ended December 29, 2001 and after)

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
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

  **10.16               Form of Stock Option Agreement used in              *
                        connection with the grant of incentive stock
                        options pursuant to the R. G. Barry Corporation
                        1994 Stock Option Plan

  **10.17               Form of Stock Option Agreement used in              *
                        connection with the grant of non-qualified
                        stock options pursuant to the R. G. Barry
                        Corporation 1994 Stock Option Plan

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

  **10.20               R. G. Barry Corporation Deferred Compensation       Incorporated herein by reference to
                        Plan As Amended and Restated (Effective as of       Registrant's 1995 Form 10-K [Exhibit 10(v)]
                        September 1, 1995)

  **10.21               Amendment No. 1 to the R.G. Barry Corporation       Incorporated herein by reference to
                        Deferred Compensation Plan (Effective as of         Registrant's January 2000 Form 10-K
                        March 1, 1997)                                      [Exhibit 10.21]

  **10.22               R. G. Barry Corporation Stock Option Plan for       Incorporated herein by reference to
                        Non-Employee Directors (Reflects share splits       Registrant's 1997 Form 10-K [Exhibit 10(x)]
                        and amendments through February 19, 1998)

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
  **10.23               R. G. Barry Corporation 1997 Incentive Stock        Incorporated herein by reference to
                        Plan (Reflects amendments through May 13, 1999)     Registrant's Registration Statement on Form
                                                                            S-8, filed June 18, 1999 (Registration No.
                                                                            333-81105) [Exhibit 10]

  **10.24               Form of Stock Option Agreement used in              *
                        connection with the grant of incentive stock
                        options pursuant to the R. G. Barry Corporation
                        1997 Incentive Stock Plan

  **10.25               Form of Stock Option Agreement used in              *
                        connection with the grant of non-qualified
                        stock options pursuant to the R. G. Barry
                        Corporation 1997 Incentive Stock Plan

  **10.26               Restricted Stock Agreement, dated as of May 13,     Incorporated herein by reference to
                        1999, between Registrant and Gordon Zacks           Registrant's Quarterly Report on Form 10-Q
                                                                            for the fiscal quarter ended July 3, 1999
                                                                            (File No. 1-8769) [Exhibit 10.1]

  **10.27               Restricted Stock Agreement, effective as of         Incorporated herein by reference to
                        March 23, 2000, between Registrant and              Registrant's Quarterly Report on Form 10-Q
                        Christian Galvis                                    for the fiscal quarter ended April 1, 2000
                                                                            (File No. 1-8769) [Exhibit 10]

  **10.28               Employment Agreement, effective February 19,        *
                        2001, between Registrant and William Lenich

  **10.29               Executive Employment Agreement, effective as of     *
                        June 5, 2000, between Registrant and Daniel D.
                        Viren

  **10.30               Change in Control Agreement, effective as of        *
                        January 4, 2001, between Registrant and Harry
                        Miller

  **10.31               Change in Control Agreement, effective as of        *
                        January 4, 2001, between Donald Van Steyn and
                        Registrant

  **10.32               Consulting Services Agreement, effective as of      *
                        January 1, 2000, between Registrant and
                        Florence Zacks Melton

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
  **10.33               Agreement, dated February 7, 1952, as amended       *
                        by Agreement of Amendment dated September 18,
                        1961, a Second Amendment dated April 15, 1968
                        and a Third Amendment dated October 31, 2000,
                        between Registrant and Florence Zacks Melton

     13.1               Registrant's Annual Report to Shareholders for      Incorporated herein by reference to the
                        the fiscal year ended December 30, 2000 (Not        financial statements portion of this Annual
                        deemed filed except for the portions thereof        Report on Form 10-K beginning at page 16
                        which are specifically incorporated by
                        reference into this Annual Report on Form 10-K)

     18.1               Letter from Registrant's Independent                *
                        Accountants regarding Change in Accounting
                        Methods

     21.1               Subsidiaries of Registrant                          *

     23.1               Consent of Independent Certified Public             *
                        Accountants

     24.1               Powers of Attorney Executed by Directors and        *
                        Executive Officers of Registrant

-----------------------

*        Filed herewith

**       Management contract or compensatory plan or arrangement.