Form 10-Q
period 2001-03-31
BARRY R G CORP /OH/
filed 2001-05-09
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2001
                               ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769
                                                 ------

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                     OHIO                            31-4362899
         -------------------------------------------------------------
         (State or other jurisdiction               (IRS Employer
         of incorporation or organization)      Identification Number)

            13405 Yarmouth Road NW, Pickerington, Ohio        43147
            ----------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)

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

    Common Shares, $1 Par Value, Outstanding as of March 31, 2001 - 9,372,907
                                                   --------------------------








                               Page 1 of 10 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31, 2001            December 30, 2000
                                                                           --------------            -----------------
                                                                                          (in thousands)
ASSETS:
   Cash and cash equivalents                                                    $ 7,755                      6,930
   Accounts receivable, less allowances                                          17,522                     21,595
   Inventory                                                                     34,408                     32,796
   Deferred and recoverable income taxes                                          7,611                      7,221
   Prepaid expenses                                                               1,797                      1,726
                                                                               --------                     ------
         Total current assets                                                    69,093                     70,268
                                                                               --------                     ------

   Property, plant and equipment, at cost                                        40,039                     40,187
      Less accumulated depreciation & amortization                               28,585                     28,446
                                                                               --------                     ------
         Net property, plant and equipment                                       11,454                     11,741
                                                                               --------                     ------

   Goodwill, net of amortization                                                  2,081                      2,266
   Other assets                                                                   5,298                      5,274
                                                                               --------                     ------
                                                                               $ 87,926                     89,549
                                                                               ========                     ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt                                         2,432                      2,432
   Accounts payable                                                               7,561                      6,206
   Accrued expenses                                                               4,568                      6,077
                                                                               --------                     ------
      Total current liabilities                                                  14,561                     14,715
                                                                               --------                     ------

   Accrued retirement costs and other, net                                        7,550                      7,451

   Long-term debt, excluding current installments                                 7,486                      7,637
                                                                               --------                     ------
            Total liabilities                                                    29,597                     29,803
                                                                               --------                     ------

   Minority interest                                                                329                        294

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775,000 Class A shares,
         225,000 Series I Junior Participating
         Class A Shares, and 1,000,000 Class B
         Shares, none issued
      Common shares, $1 par value
         Authorized 22,500,000 shares
         (excluding treasury shares)                                              9,373                      9,371
      Additional capital in excess of par value                                  12,068                     12,069
      Deferred compensation                                                        (419)                      (461)
      Accumulated other comprehensive loss                                         (519)                      (337)
      Retained earnings                                                          37,497                     38,810
                                                                               --------                     ------
         Net shareholders' equity                                                58,000                     59,452
                                                                               --------                     ------
                                                                               $ 87,926                     89,549
                                                                               ========                     ======



                               Page 2 of 10 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Thirteen Weeks Ended
                                        March 31, 2001      April 1, 2000
                                        --------------      -------------
                                                  (in thousands,
                                             except per share amounts)
Net sales                                    $ 25,547            24,238
Cost of sales                                  16,258            15,591
                                             --------          --------
   Gross profit                                 9,289             8,647
Selling, general and
   administrative expense                      11,242            12,026
                                             --------          --------
Operating loss                                 (1,953)           (3,379)

Other income                                      200               207
Proceeds from litigation, net of
   expenses incurred                                -             4,476

Interest expense                                 (194)             (280)
Interest income                                   136                74
                                             --------          --------
   Net interest expense                           (58)             (206)

Income (loss) before
   income tax (benefit)                        (1,811)            1,098
Income tax (benefit)                             (533)              411
Minority interest, net of tax                     (35)              (34)
                                             --------          --------
   Net income (loss)                          ($1,313)              653
                                             ========          ========

Net income (loss)
 per common share
      Basic                                    ($0.14)             0.07
                                             ========          ========
      Diluted                                  ($0.14)             0.07
                                             ========          ========

Average number of common
   shares outstanding
      Basic                                     9,379             9,367
                                             ========          ========
      Diluted                                   9,379             9,444
                                             ========          ========



                               Page 3 of 10 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                    Thirteen Weeks Ended
                                                               March 31, 2001   April 1, 2000
                                                               --------------   -------------
                                                                       (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                ($1,313)         653
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of
         property, plant and equipment                                  459          551
      Amortization of goodwill                                           35           33
      Minority interest                                                  35           34
      Amortization of deferred compensation                              44           38
      Net (increase) decrease in:
         Accounts receivable, net                                     4,003       (6,915)
         Inventory                                                   (1,704)      (4,085)
         Prepaid expenses                                               (95)         594
         Recoverable income taxes                                      (389)           -
         Other                                                         (257)          (9)
      Net increase (decrease) in:
         Accounts payable                                             1,437         (138)
         Accrued expenses                                            (1,477)      (1,422)
         Accrued retirement costs and other                              98          232
                                                                    -------      -------
            Net cash provided by (used in) operating activities       1,133      (10,434)
                                                                    -------      -------


Cash flows from investing activities:
   Additions to property, plant and equipment, net                     (209)        (222)
                                                                    -------      -------


Cash flows from financing activities:
   Proceeds from short-term notes                                         -        3,000
   Long-term debt, net of (repayments)                                  (48)       1,040
                                                                    -------      -------
         Net cash provided by (used in) financing activities            (48)       4,040
                                                                    -------      -------

Effect of exchange rates on cash                                        (51)          39
                                                                    -------      -------

Net increase (decrease) in cash                                         825       (6,577)
Cash at the beginning of the period                                   6,930       10,006
                                                                    -------      -------
Cash at the end of the period                                       $ 7,755        3,429
                                                                    =======      =======

Supplemental cash flow disclosures:
   Interest paid                                                    $   452          550
                                                                    =======      =======
   Income taxes paid                                                $    35          337
                                                                    =======      =======



                               Page 4 of 10 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
             for the periods ended March 31, 2001 and April 1, 2000

1. The interim consolidated financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2001 and 2000 are both fifty-two week years.

3. Income tax (benefit) for the periods ended March 31, 2001 and April 1, 2000 consisted of:

                                              2001     2000
                                              ----     ----
                   Current:                  (in thousands)
            U. S. Federal tax (benefit)     $ (484)    $381
            State & Local tax (benefit)        (49)      30
                                              ----     ----
                 Total                      $ (533)    $411
                                              ====     ====


     The income tax (benefit) reflects a combined federal, foreign, state and local effective rate of approximately 29.4 percent for the first quarter of 2001 and approximately 37.4 percent for the first quarter of 2000, as compared to the statutory U. S. federal rate of 34.0 percent in both years.

     Income tax (benefit) for the periods ended March 31, 2001 and April 1, 2000 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0 percent to pretax income (loss) as a result of the following:

                                                       2001             2000
                                                       -----            ----
            Computed "expected"
              tax (benefit):                               (in thousands)
                 U. S. Federal tax (benefit)           $(616)           $384
                 Foreign and other                       115               7
                 State & Local tax (benefit),
                     net of federal tax (benefit)        (32)             20
                                                       -----            ----
                      Total                            $(533)           $411
                                                       =====            ====


4. Basic net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan.

5. Effective in 2000, the Company changed its inventory costing method for its domestic inventories of manufactured soft washable slippers from the Last-In, First-Out (LIFO) method to the First-In, First-Out (FIFO) method. Certain financial information in prior periods has been retroactively restated to reflect the change in method of accounting for inventory costs from LIFO to FIFO.

     Inventory by category for the Company consists of the following:

                                         March 31,       December 30,
                                         ---------       ------------
                                           2001             2000
                                          -------          -------
                                                 (in thousands)
            Raw materials                 $ 8,692          $ 7,739
            Work in process                 1,793            1,708
            Finished goods                 23,923           23,349
                                          -------          -------
                 Total inventory           34,408           32,796
                                          =======          =======


                               Page 5 of 10 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
       for the periods ended March 31, 2001 and April 1, 2000 - continued

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

                                           Barry Comfort
                                           -------------
              2001                     North                                            Intersegment
         (in thousands)               America           Europe           Thermal        Eliminations         Total
                                      -------           ------           -------        ------------         -----
Net sales                                $ 21,103           $ 2,976          $ 1,468                           $ 25,547
Depreciation and
     amortization                             361                53               45                                459
Interest income                               162                 -               10               (36)             136
Interest expense                              194                 -               36               (36)             194
Pre tax earnings (loss)                    (1,368)              (69)           ( 374)                            (1,811)
Additions to property, plant
     and equipment                            160                49                -                                209
Total assets devoted                     $ 77,274           $ 8,454          $ 3,327          ($ 1,129)        $ 87,926
                                         ========           =======          =======          =========        ========


                                           Barry Comfort
                                           -------------
              2000                     North                                            Intersegment
         (in thousands)               America           Europe           Thermal        Eliminations         Total
                                      -------           ------           -------        ------------         -----
Net sales                                $ 19,647           $ 3,786            $ 805                           $ 24,238
Depreciation and
     amortization                             430                64               57                                551
Interest income                               187                 -                -             ( 113)              74
Interest expense                              276                 4              113             ( 113)             280
Pre tax earnings (loss)                    (1,352)             (197)           2,647                              1,098
Additions to property, plant
     and equipment                            173                49                -                                222
Total assets devoted                     $ 86,127           $ 8,741          $ 3,497          ($ 2,433)        $ 95,932
                                         ========           =======          =======          =========        ========


7. Restructuring Charges - In 1999 and 2000, the Company announced plans to reduce costs and improve operating efficiencies, and recorded restructuring charges as a component of operating expense. The following schedule highlights actual activities through March 31, 2001.

                                             As of                                                                 As of
                                          Dec. 30,      Adjustments          Estimate                          March 31,
                                              2000          in 2001       Adjustments     Paid in 2001              2001
                                              ----          -------       -----------     ------------              ----
                                                                      (in thousands)
Employee separations                       $  527                 -                -               118              409
Noncancelable lease costs                     499                40            ( 282)               38              219
                                          -------            ------           -------            -----           ------
Restructuring costs                       $ 1,026            $   40           $( 282)            $ 156           $  628
                                          =======            ======           =======            =====           ======

                               Page 6 of 10 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
    ITEM 2 - Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
As of the end of the first quarter of 2001, we had $54.5 million in net working capital. This compares with $56.7 million at the end of the first quarter of 2000, and $55.6 million at fiscal year-end 2000. The declines in net working capital from the end of the first quarter of 2000 and the end of fiscal year-end 2000 to the end of the first quarter of 2001 are primarily the result of the losses we incurred in fiscal 2000 and during the first quarter of 2001.

The primary components of net working capital have changed as follows:

- Accounts receivable increased from $16.6 million at the end of the first quarter of 2000, to $17.5 million at the end of the first quarter of 2001. Included in receivables at the end of the first quarter of 2000 was $5 million due from the settlement of patent litigation with Domino's Pizza, Inc., which was paid in early April 2000. Most of the increase, after consideration of the aforementioned receivable from Domino's in 2000, results from the increase in sales and a shift in the timing of sales during the first quarter of 2001 compared with the first quarter of 2000. Accounts receivable at the end of the first quarter of 2001 decreased from $21.6 million at the end of fiscal 2000, representing a normal seasonal change in receivables.
- Inventories ended the first quarter of 2001 at $34.4 million compared with $45.2 million one year ago, and $32.8 million as of the end of fiscal 2000. The decline in the first quarter when compared with the same quarter one year ago reflects the implementation of our plan to lower the levels of inventories maintained and thus lower the risks of obsolescence attendant to carrying inventories. The increase in inventories from the end of fiscal 2000 to the end of the first quarter 2001, of $1.6 million reflects a normal seasonal pattern of inventory levels.
- We ended the first quarter of 2001 with $7.8 million in cash and cash equivalents, compared with $3.4 million at the end of the first quarter of 2000. At the end of fiscal 2000, we had $6.9 million in cash and cash equivalents. There were $3 million in short-term seasonal bank loans outstanding at the end of the first quarter of 2000, and no short-term seasonal bank loans outstanding at the end of the first quarter of 2001, or at the end of fiscal 2000.

Capital expenditures during the first quarter of 2001 and 2000 were comparable at approximately $200 thousand in each period. Capital expenditures in both years were funded out of working capital.

We currently have in place an unsecured Revolving Credit Agreement ("Revolver"). The Revolver became effective in March 2001 and replaced the previous revolving credit agreement that we believe contained more restrictive financial covenants. The Revolver, which extends through February 2002, provides a seasonally adjusted available line of credit ranging from zero during the month of January, to a peak of $30 million from April through November. The Revolver contains a number of financial covenants, including: limitations on incurrence of additional debt and liens, maintenance of minimum seasonal tangible net worth, limitations on dividends and other restricted payments, and minimum seasonal earnings before taxes, interest, amortization and depreciation. We believe that the covenants are not uncommon for agreements of its type and duration. We are in compliance with all the covenants of the Revolver, and all other debt agreements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which is required to be adopted in fiscal years beginning after June 15, 2000. We have adopted the new Statement effective in 2001. The Statement requires companies to recognize all derivatives on the balance sheet at fair value.

The adoption of this Statement did not have a significant effect on our results of operations or financial position.

                               Page 7 of 10 pages

           Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

RESULTS OF OPERATIONS
During the first quarter of 2001, net sales amounted to $25.5 million, a 5.4 percent increase in net sales from the first quarter of 2000. Net sales growth occurred in Barry Comfort North America, and in Thermal products, with a decline in net sales in Barry Comfort Europe following the change in our method of distribution in the United Kingdom, in mid-2000, to using a third-party distributor rather than conducting sales activities directly with customers. Some of our first quarter gains in Barry Comfort North America are a result of timing and will appear more modest as the year progresses. As an example, strong fourth quarter 2000 sales of our products to consumers resulted in fewer returns to us from retailers in the first quarter of 2001, and in an earlier than planned retailer demand for our spring/summer 2001 merchandise. As a result, we shipped some spring/summer footwear early. (See also note 6 of notes to consolidated financial statements for selected segment information.)

Gross profit during the first quarter, amounted to $9.3 million or 36.4 percent of net sales, compared with $8.6 million or 35.7 percent of net sales, during the same quarter in 2000. We believe that the improved results for the quarter reflect the impact of various restructuring activities and the results of the first steps in our three-year strategic plan to return the Company to appropriate levels of profitability.

Selling, general and administrative expenses during the quarter, at $11.2 million, declined from $12.0 million in the same quarter last year. The decline reflects a planned reduction in expense following various restructuring activities dating from 1999 and 2000.

Net interest expense decreased in the first quarter from 2000 to 2001. During the first quarter of 2001, net interest expense amounted to $58 thousand compared with $206 thousand in the first quarter of 2000. Even though we started the year 2001 with lower cash balances than in 2000, we have generally been more liquid thus far in 2001 than in 2000. During the first quarter of 2000, we had used $3 million of our short-term revolving credit facility, while there was no similar usage during the first quarter of 2001.

For the first quarter of 2001, we incurred a net loss after taxes amounting to $1.3 million or $0.14 per diluted share. During the comparable quarter in 2000, we realized net income after taxes amounting to $653 thousand, or $0.07 per diluted share, including the affects of the patent infringement litigation settlement of approximately $4.5 million before taxes or approximately $2.8 million after taxes. We estimate that without the affects of the settlement (and net of the litigation expenses incurred), we would have incurred a net loss after taxes of approximately $2.2 million, or $0.24 per diluted share.

Effective in 2000, we changed the method of accounting for costs of domestic inventories of company-manufactured soft washable slippers from the Last-in, First-Out method to the First-in, First-Out method. The effects of this change have been applied retroactively by restating the financial statements for all prior periods presented.

--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward-looking statements based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to our business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; inherent risks of international development, including foreign currency risks, the implementation of the Euro, economic, regulatory and cultural difficulties or delays in our business development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the availability and costs of financing; capacity, efficiency, and supply constraints; weather; and other risks detailed in our press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting us and the impact of such events on our operations may vary from those currently anticipated.
--------------------------------------------------------------------------------

                               Page 8 of 10 pages

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2001, the Company was not party to any market risk sensitive instruments, which would require disclosure under Item 305 of Regulation S-K.







                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         (a) and (b) Not Applicable

         (c) As of March 1, 2001, Christian Galvis was issued 1,250 common shares of R. G. Barry Corporation. These common shares were issued in respect of R. G. Barry Corporation's 2000 fiscal year in accordance with the terms of a Restricted Stock Agreement, effective as of January 4, 1998, between R. G. Barry Corporation and Mr. Galvis. The common shares had a market value of $2.80 per share on the date of issuance. The common shares were issued in reliance upon the exemptions from registration provided in Sections 4(2) and 4(6) under the Securities Act of 1933, based upon the fact that there was only on individual to whom the common shares were "sold" and the status of Mr. Galvis as an executive officer and director of R. G. Barry Corporation.

         (d) Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         (a), (b) Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a) - (d) Not Applicable


ITEM 5.  OTHER INFORMATION
         No response required


Item 6.  Exhibits and Reports on Form 8-K
         (a) EXHIBITS:  None.

         (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2001.


                               Page 9 of 10 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               R. G. BARRY CORPORATION
                               -----------------------
                               Registrant

May 08, 2001
------------
    date
                                /s/ Daniel D. Viren
                               ----------------------
                               Daniel D. Viren
                               Senior Vice President - Finance
                               (Principal Financial Officer)
                               (Duly Authorized Officer)
















                               Page 10 of 10 pages