Form 10-Q
period 2001-06-30
BARRY R G CORP /OH/
filed 2001-08-13
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769
                                                 ------

                             R. G. BARRY CORPORATION
                             ------------------------
             (Exact name of registrant as specified in its charter)

                       OHIO                               31-4362899
--------------------------------------------------------------------------------
        (State or other jurisdiction                     (IRS Employer
        of incorporation or organization)            Identification Number)

   13405 Yarmouth Road NW, Pickerington, Ohio                 43147
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

                           Yes ___X_____ No _________

    Common Shares, $1 Par Value, Outstanding as of June 30, 2001 - 9,372,907
                                                   -------------------------

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30, 2001      December 30, 2000
                                                             -------------      -----------------
                                                                         (in thousands)
ASSETS:
   Cash and cash equivalents                                   $  3,327                6,930
   Accounts receivable, less allowances                           9,597               21,595
   Inventory                                                     46,449               32,796
   Deferred and recoverable income taxes                          9,436                7,221
   Prepaid expenses                                               1,290                1,726
                                                               --------             --------
         Total current assets                                    70,099               70,268
                                                               --------             --------

   Property, plant and equipment, at cost                        40,128               40,187
      Less accumulated depreciation & amortization               28,868               28,446
                                                               --------             --------
         Net property, plant and equipment                       11,260               11,741
                                                               --------             --------

   Goodwill, net of amortization                                  1,985                2,266
   Other assets                                                   5,326                5,274
                                                               --------             --------
                                                               $ 88,670               89,549
                                                               ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt                         2,432                2,432
   Short-term notes payable                                       4,000                 --
   Accounts payable                                               8,860                6,206
   Accrued expenses                                               3,447                6,077
                                                               --------             --------
         Total current liabilities                               18,739               14,715
                                                               --------             --------

   Accrued retirement costs and other, net                        7,819                7,451

   Long-term debt, excluding current installments                 7,409                7,637
                                                               --------             --------
         Total liabilities                                       33,967               29,803
                                                               --------             --------

   Minority interest                                                325                  294

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775 Class A shares,
         225 Series I Junior Participating
         Class A shares,
         and 1,000 Class B shares, none issued                     --                   --
      Common shares, $1 par value
         Authorized 22,500 shares
         (excluding treasury shares of 979 and 980)               9,373                9,371
      Additional capital in excess of par value                  12,089               12,069
      Deferred compensation                                        (397)                (461)
      Accumulated other comprehensive loss                         (605)                (337)
      Retained earnings                                          33,918               38,810
                                                               --------             --------
           Net shareholders' equity                              54,378               59,452
                                                               --------             --------
                                                               $ 88,670               89,549
                                                               ========             ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Thirteen weeks ended           Twenty-six weeks ended
                                            --------------------           ----------------------
                                       June 30, 2001   July 1, 2000     June 30, 2001    July 1, 2000
                                       -------------   ------------     -------------    ------------
                                                   (in thousands, except per share amounts)
Net sales                               $ 16,958           22,241           42,505           46,479
Cost of sales                             11,257           16,380           27,515           31,971
                                        --------         --------         --------         --------
   Gross profit                            5,701            5,861           14,990           14,508
Selling, general and
   administrative expense                 11,374           11,401           22,616           23,427
                                        --------         --------         --------         --------
Operating loss                            (5,673)          (5,540)          (7,626)          (8,919)

Other income                                 200              179              400              386
Proceeds from litigation, net of
   expenses incurred                        --               --               --              4,476

Interest expense                            (230)            (317)            (424)            (597)
Interest income                               61               33              197              107
                                        --------         --------         --------         --------
   Net interest expense                     (169)            (284)            (227)            (490)

Loss before income
   tax benefit                            (5,642)          (5,645)          (7,453)          (4,547)
Income tax benefit                         2,059            2,073            2,592            1,662
Minority interest, net of tax                  4              (16)             (31)             (50)
                                        --------         --------         --------         --------
   Net loss                             ($ 3,579)          (3,588)          (4,892)          (2,935)
                                        ========         ========         ========         ========

Net loss
  per common share
      Basic                             ( $0.38)            (0.38)           (0.52)           (0.31)
                                        ========         ========         ========         ========
      Diluted                           ( $0.38)            (0.38)           (0.52)           (0.31)
                                        ========         ========         ========         ========

Average number of common
   shares outstanding
      Basic                                9,379            9,384            9,379            9,375
                                        ========         ========         ========         ========
      Diluted                              9,379            9,384            9,379            9,375
                                        ========         ========         ========         ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Twenty-six weeks ended
                                                          June 30, 2001    July 1, 2000
                                                          -------------    ------------
                                                                 (in thousands)
Cash flows from operating activities:
   Net loss                                                 ($ 4,892)        ($ 2,935)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of
            property, plant and equipment                        909            1,114
         Amortization of goodwill                                 68               67
         Amortization of deferred compensation                    66               87
         Minority interest                                        31               50
         Changes in:
            Accounts receivable, net                          11,904           (2,088)
            Inventory                                        (13,783)          (9,769)
            Prepaid expenses                                     383              376
            Deferred and recoverable income taxes             (2,215)          (1,498)
            Other                                                 11              (44)
            Accounts payable                                   2,760           (1,219)
            Accrued expenses                                  (2,586)          (1,634)
            Accrued retirement costs and other                   367              849
                                                            --------         --------
               Net cash used in operating activities          (6,977)         (16,644)
                                                            --------         --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net              (496)            (250)
                                                            --------         --------

Cash flows from financing activities:
   Proceeds from (repayments of) long-term debt, net             (86)           1,348
   Proceeds from short-term notes, net                         4,000            8,318
   Other                                                          21             --
                                                            --------         --------
         Net cash provided by financing activities             3,935            9,666
                                                            --------         --------

Effect of exchange rates on cash                                 (65)              85
                                                            --------         --------

Net decrease in cash                                          (3,603)          (7,143)
Cash at the beginning of the period                            6,930           10,006
                                                            --------         --------
Cash at the end of the period                               $  3,327            2,863
                                                            ========         ========

Supplemental cash flow disclosures:
   Interest paid                                            $    452              584
                                                            ========         ========
   Income taxes paid                                        $    119              854
                                                            ========         ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
        Notes to Financial Statements Under Item 1 of Part I of Form 10-Q
              for the periods ended June 30, 2001 and July 1, 2000

1. These interim financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31. Fiscal 2001 and 2000 are both fifty-two week years.

3. Income tax benefit for the periods ended June 30, 2001 and July 1, 2000, consists of:

                                                                 2001                  2000
                                                                 ----                  ----
                                                                       (in thousands)
                   Current and deferred:
                        U. S. Federal                             ($ 2,391)              (1,522)
                        State & Local                                 (201)                (140)
                                                                 ---------            ---------
                             Total                                ($ 2,592)              (1,662)
                                                                 =========            =========


     The income tax benefit reflects a combined federal, foreign, state and local effective rate of approximately 34.8 percent and 36.6 percent for the first half of 2001 and 2000, respectively, as compared to the statutory U.
     S. federal rate of 34.0 percent in both years.

     Income tax benefit for the periods ended June 30, 2001 and July 1, 2000 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0 percent to pretax loss, as a result of the following:

                                                                    2001                 2000
                                                                    ----                 ----
                                                                         (in thousands)
                   Computed "expected"  tax (benefit):
                        U. S. Federal benefit                      ($ 2,534)             (1,546)
                        Foreign and other, net                           75                 (25)
                        State & Local benefit, net of
                          federal income taxes                         (133)                 (91)
                                                                  ---------             --------
                             Total                                 ($ 2,592)              (1,662)
                                                                  =========             ========


4. Basic loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted loss per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan.

5. Effective in 2000, the Company changed its inventory costing method for its domestic inventories of company-manufactured soft washable slippers from the Last-In, First-Out (LIFO) method to the First-In, First-Out (FIFO) method. Certain financial information in prior periods has been retroactively restated to reflect the change in method of accounting for inventory costs from LIFO to FIFO.

     Inventory by category for the Company consists of the following:

                                                                   June 30,         December 30,
                                                                     2001               2000
                                                                     ----               ----
                                                                           ( in thousands)
                   Raw materials                                  $ 12,253              $ 7,739
                   Work in process                                   2,879                1,708
                   Finished goods                                   31,317               23,349
                                                                    ------               ------
                        Total inventory                             46,449               32,796
                                                                    ======               ======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
          the periods ended June 30, 2001 and July 1, 2000 - continued

6. Segment Information - The Company manufactures and markets comfort footwear for at- and around-the-home and supplies thermal retention technology products. The Company considers its "Barry Comfort" at- and around-the-home comfort footwear groups in North America and in Europe, and the thermal retention technology group, "Thermal", as its three operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated among the operating segments, including such items as a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and c) in some periods, certain other operating provisions.

                                            Barry Comfort
                                            -------------
              2001                     North                                       Intersegment
         (in thousands)               America         Europe         Thermal        Eliminations      Total
                                      -------        ------          -------        ------------      -----
Net sales                           $ 34,899         $ 5,176         $ 2,430                         $ 42,505
Depreciation and
      Amortization                       717             103              89                              909
Interest income                          128                              20               49             197
Interest expense                         410              14             (49)              49             424
Pre tax earnings (loss)               (5,939)           (532)           (982)                          (7,453)
Additions to property, plant
     And equipment, net                  351             145            --                                496
Total assets devoted                $ 78,003         $ 7,880         $ 5,548         ($ 2,761)        $88,670
                                    ========         =======         =======         ========         =======


                                           Barry Comfort
                                           -------------
              2000                   North                                      Intersegment
         (in thousands)             America           Europe         Thermal    Eliminations         Total
                                    -------           ------         -------    ------------         -----
Net sales                           $ 37,850         $ 6,722         $1,960           ($53)        $ 46,479
Depreciation and
      Amortization                       873             128            113                           1,114
Interest income                          218            --             --             (111)             107
Interest expense                         580              17            111           (111)             597
Litigation proceeds, net                                              4,476                           4,476
Pre tax earnings (loss)               (6,112)           (877)         2,392             50           (4,547)
Additions to property, plant
     And equipment, net                  164              86           --                               250
Total assets devoted                $ 88,429         $ 7,633         $2,497        ($2,040)        $ 96,519
                                    ========         =======         ======        =======         ========


7. Restructuring Charges - Previously, the Company announced plans to reduce costs and improve operating efficiencies, and recorded restructuring charges as a component of operating expense. The following schedule highlights actual activities through June 30, 2001.

                                           As of                                                                 As of
                                         Dec. 30,           Charges        Estimate                            June 30,
                                           2000             In 2001       Adjustments     Paid in 2001           2001
                                           ----             -------       -----------     ------------           ----
                                                                         (in thousands)
Employee separations                       $  527                 -                -               254              273
Noncancelable lease costs                     499                40            ( 282)               89              168
                                          -------            ------           -------            -----           ------
Restructuring costs                       $ 1,026            $   40           $( 282)            $ 343           $  441
                                          =======            ======           =======            =====           ======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
-------------------------------
We ended the second quarter of 2001 with $51.4 million in net working capital. This compares with $53.9 million at the end of the same quarter in 2000, and $55.2 million at the end of fiscal 2000.

Our capital expenditures during the first half of 2001, amounted to $496 thousand, compared with $250 thousand during the same period of 2000. Capital expenditures during the first half of both 2001 and 2000 represent usual patterns of replacement of capital equipment. Capital expenditures in both periods have been funded out of working capital.

The decrease in net working capital from the end of the second quarter of 2000 to the end of the second quarter of 2001 is primarily the result of the loss we incurred in the first half of 2001.

Highlights of the significant changes in the components of net working capital are:
- We ended the second quarter of 2001, with $3.3 million in cash and $4 million in short-term bank loans. This compares with the second quarter of 2000, when we had $2.9 million in cash and $9 million in short-term bank loans. There were no short-term bank loans outstanding at the end of fiscal 2000.
- Accounts receivable at the end of the second quarter of 2001, at $9.6 million, are approximately $2.1 million lower than the $11.7 million at the end of the second quarter of 2000, largely due to the lower net sales realized in the second quarter of 2001 compared with 2000. The decrease in accounts receivable from the $21.6 million at the end of fiscal 2000, represents a normal seasonal pattern of change in receivables.
- Inventories at the end of the second quarter of 2001, at $46.4 million, are about $4.4 million lower than inventory levels of $50.8 million one year ago, although increased from $32.8 million at the end of fiscal 2000. The decrease in inventories from the end of the second quarter of 2000 to the end of the second quarter of 2001 is the result of the implementation of our plan to reduce inventory levels, and thus lower the exposure and risk of obsolescence attendant to carrying excess amounts of inventories. The seasonal increase in inventories from the end of fiscal 2000 reflects a normal seasonal pattern of change in inventories in anticipation of supporting sales later in the year.

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

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142, which the Company is required to adopt effective in 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

At the beginning of fiscal 2002, the Company expects to have unamortized goodwill in the amount of $1.9 million. Amortization expense related to goodwill was $136 thousand and $68 thousand for the year ended December 30, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adoption on the Company's financial statements at the date of this report.

Results of Operations
---------------------
During the second quarter of 2001, net sales amounted to $17.0 million, a 23.8 percent decrease compared with sales of $22.2 million during the same quarter in 2000. For the six months, net sales amounted to $42.5 million, an 8.6 percent decrease in net sales when compared with the first six months of 2000. A portion of the decline in net sales is reflects a trend among retailers to ask for delivery of goods closer to the selling periods, while a portion of the decline relates to the volume of low margin, out-of-season, close-out merchandise that we sold in the first half of 2000. During the first half of 2001, there was substantially less volume in this merchandise. The effect was a decline in net sales for the periods ended June 30, 2001. There was, however, an improvement in our overall gross profit margins, and the decline in net sales had only a small impact on relative profitability for the periods. (See also note 6 of notes to the consolidated financial statements for selected segment information.)

Gross profit during the second quarter, amounted to $5.7 million, or 33.6 percent of net sales. This compares with gross profit of $5.9 million, or 26.4 percent of net sales in the same quarter of 2000. For the six months, gross profit as a percent of net sales increased to 35.3 percent in 2001 compared with
31.2 percent in 2000. As noted above, in 2001, there was a much smaller portion of net sales represented by low-margin out-of-season merchandise and a larger portion represented by full margin sales of Dearfoams(R) and our other branded products, as well as our unbranded products sold to mass markets.

Selling, general and administrative expenses during the quarter amounted to $11.4 million, nearly flat with the same quarter one year ago. For the six months, these expenses amounted to $22.6 million, a decline from the $23.4 million in the same six months last year. The decline reflects a planned reduction in expense following various restructuring activities dating from 1999 and 2000.

During the first half of 2000, we reached a resolution of patent infringement litigation with Domino's Pizza, Inc. As a part of the settlement of the litigation, we received a $5 million cash payment in early April 2000. There was no comparable one-time gain to be recognized in the comparable periods in 2001.

Net interest expense decreased for both the second quarter and the first half of 2001 compared with 2000. During the second quarter of 2001, net interest expense amounted to $169 thousand compared with $284 thousand in the first quarter of 2000. For the six months, net interest expense in 2001 amounted to $227 thousand, compared with $490 thousand in 2000. Throughout most of the first half of 2001, we have been more liquid than in comparable periods of 2000. The combination of improved liquidity and lower market interest rates has lead to the decline in net interest expense.

For the second quarter of 2001, we incurred a net loss of $3.6 million, or $0.38 per share, slightly improved from the net loss incurred during the same quarter of 2000. For the six months, we incurred a net loss in 2001 of $4.9 million, or $0.52 per share, compared with a net loss of $2.9 million, or $0.31 per share during the same period in 2000. The results of operations for the six months of 2000 include the settlement of the patent infringement litigation. We estimate that without the settlement payment (and net of the litigation expenses incurred), we would have incurred a net loss after taxes for the first half of 2000 of approximately $5.8 million, or $0.62 per share. Per share calculations for both years are the same for both basic loss per share and diluted loss per share.

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

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued




--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward-looking statements based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to our business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; loss of significant customers in connection with a merger or acquisition, bankruptcy or other circumstance; inherent risks of international development, including foreign currency risks, the implementation of the Euro, economic, regulatory and cultural difficulties or delays in our business development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the availability and costs of financing; capacity, efficiency, and supply constraints; weather; and other risks detailed in our press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting us and the impact of such events on our operations may vary from those currently anticipated.
--------------------------------------------------------------------------------


       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments - Foreign Currency
----------------------------------------------------
We transact business in various foreign countries. Our primary foreign currency net cash outflows occur in Mexico. We do not hedge anticipated foreign currency net cash outflows in the Mexican Peso, as the Peso generally has declined in value over time, when compared with the U. S. Dollar. In addition, forward contracts in this currency are not normally economically available.

Our primary foreign currency net cash inflows are generated from Canada and Western Europe, and to a lesser extent from Mexico. We do, at times, employ a foreign currency hedging program utilizing currency forward exchange contracts for anticipated net cash inflows in Canada and Western Europe. Under this program, increases or decreases in net local operating revenue and expenses as measured in U. S. Dollars are partially offset by realized gains and losses on hedging instruments. The goal of the hedging program is to economically fix the exchange rates on projected foreign currency net cash inflows. Foreign currency forward contracts are not used for trading purposes.

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

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. At the end of the second quarter of 2001, there were no foreign currency contracts outstanding.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         (a)  Not Applicable
         (b)  Not Applicable
         (c) On May 2, 2001, R. G. Barry Corporation ("R. G. Barry") issued warrants to purchase an aggregate of 25,000 common shares, $1.00 par value, to a consulting firm as part of the consideration for consulting services provided by that firm to R. G. Barry. The per share exercise price of the warrants is $2.70. The per share warrants are immediately exercisable and will expire on March 22, 2004. The warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) under the Securities Act of 1933 (the "1933 Act") based upon representations from the consulting firm that it is an accredited investor within definition of Regulation D under the 1933 Act and the warrants were acquired for investment for its own account and not with a view to resale.
         (d)  Not Applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         (a), (b) Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) R. G. Barry Corporation's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 10, 2001. At the close of business on the record date, March 15, 2001, 9,372,907 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 8,170,282, or 87.2% of the outstanding common shares entitled to vote were represented in person or by proxy.

         (b)      Directors elected at the Annual Meeting were:
              Edward M. Stan
                  For:                       8,000,338
                  Withheld:                    169,944                 Broker non-vote:                 none

              Daniel D. Viren
                  For:                       7,942,904
                  Withheld:                    227,378                 Broker non-vote:                 none
              Philip G. Barach
                  For:                       8,000,849
                  Withheld:                    169,433                 Broker non-vote:                 none

              Other directors whose term of office continued after the Annual Meeting:
              Gordon Zacks                  Christian Galvis           Roger E. Lautzenhiser            Harvey
              A. Weinberg
              Harvey M. Krueger             Janice Page                William Lenich

          (c)     See Item 4(b) for the voting results for directors

          (d)     Not Applicable

Item 5.  Other Information
--------------------------

         No response required

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a) EXHIBITS: No response required

         (e) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2001.






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




                                          R. G. BARRY CORPORATION
                                          -----------------------
                                          Registrant

Dated:  August 13, 2001
-----------------------

                                          /s/ Daniel D. Viren
                                          --------------------------------
                                          Daniel D. Viren
                                          Senior Vice President - Finance
                                          (Principal Financial Officer)
                                          (Duly Authorized Officer)