Form 10-Q
period 2001-09-29
BARRY R G CORP /OH/
filed 2001-11-07
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended         September 29, 2001
                                ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                          OHIO                     31-4362899
            ---------------------------------------------------------
            (State or other jurisdiction        (IRS Employer
            of incorporation or organization)   Identification Number)

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

                           Yes ___X_____ No _________

  Common Shares, $1 Par Value, Outstanding as of September 29, 2001 - 9,372,907
                                                 ------------------------------

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 29,               December 30,
                                                                        -------------               ------------
                                                                            2001                         2000
                                                                            ----                         ----
                                                                                    (in thousands)
ASSETS:
   Cash and cash equivalents                                                  $ 2,619                      6,930
   Accounts receivable, less allowances                                        34,149                     21,595
   Inventory                                                                   46,750                     32,796
   Deferred and recoverable income taxes                                        8,001                      7,221
   Prepaid expenses                                                             2,023                      1,726
                                                                              -------                     ------
         Total current assets                                                  93,542                     70,268
                                                                               ------                     ------

   Property, plant and equipment, at cost                                      40,534                     40,187
      Less accumulated depreciation & amortization                             29,401                     28,446
                                                                               ------                     ------
         Net property, plant and equipment                                     11,133                     11,741
                                                                               ------                     ------

   Goodwill, net of amortization                                                2,097                      2,266
   Other assets                                                                 5,248                      5,274
                                                                              -------                     ------
                                                                            $ 112,020                     89,549
                                                                             ========                     ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt                                       2,564                      2,432
   Short-term notes payable                                                    26,000                          -
   Accounts payable                                                             9,713                      6,206
   Accrued expenses                                                             2,998                      6,077
                                                                             --------                      -----
      Total current liabilities                                                41,275                     14,715
                                                                              -------                     ------

   Accrued retirement costs and other, net                                      8,063                      7,451

   Long-term debt, excluding current installments                               5,148                      7,637
                                                                               ------                      -----
            Total liabilities                                                  54,486                     29,803
                                                                               ------                     ------

   Minority interest                                                              327                        294

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775 Class A shares,
         225 Series I Junior Participating
         Class A shares, and 1,000 Class B shares, none issued                      -                          -
      Common shares, $1 par value
        Authorized 22,500 shares
         (excluding treasury shares of 979 and 980)                             9,373                      9,371
      Additional capital in excess of par value                                12,089                     12,069
      Deferred compensation                                                      (364)                      (461)
      Accumulated other comprehensive loss                                       (412)                      (337)
      Retained earnings                                                        36,521                     38,810
                                                                               ------                     ------
         Net shareholders' equity                                              57,207                     59,452
                                                                               ------                     ------
                                                                            $ 112,020                     89,549
                                                                             ========                     ======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Thirteen weeks ended         Thirty-nine weeks ended
                                        --------------------         -----------------------
                                   September 29,  September 30,   September 29,  September 30,
                                        2001           2000           2001           2000
                                        ----           ----           ----           ----
                                           (in thousands, except per share amounts)
Net sales                             $ 45,413         42,396         87,918         88,875
Cost of sales                           25,761         25,991         53,276         57,962
                                      --------       --------       --------       --------
   Gross profit                         19,652         16,405         34,642         30,913
Selling, general and
    administrative expense              15,257         16,012         37,873         39,439
Restructuring charge                       -              524            -              524
                                      --------       --------       --------       --------
Operating income (loss)                  4,395           (131)        (3,231)        (9,050)

Other income                               200          1,109            600          1,495
Proceeds from litigation, net of
   expenses incurred                       -              -              -            4,476

Interest expense                          (474)          (751)          (898)        (1,348)
Interest income                             21             54            218            161
                                      --------       --------       --------       --------
   Net interest expense                   (453)          (697)          (680)        (1,187)

Income (loss) before income
   tax (benefit)                         4,142            281         (3,311)        (4,266)
Income tax (benefit)                     1,537            139         (1,055)        (1,523)
Minority interest, net of tax               (2)            (5)           (33)           (55)
                                      --------       --------       --------       --------
   Net income (loss)                  $  2,603            137         (2,289)        (2,798)
                                      ========       ========       ========       ========

Net income (loss)
  per common share
      Basic                           $   0.28           0.01          (0.24)         (0.30)
                                      ========       ========       ========       ========
      Diluted                         $   0.28           0.01          (0.24)         (0.30)
                                      ========       ========       ========       ========

Average number of common
   shares outstanding
      Basic                              9,379          9,393          9,379          9,406
                                      ========       ========       ========       ========
      Diluted                            9,379          9,393          9,379          9,406
                                      ========       ========       ========       ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               Thirty-nine weeks ended
                                                               -----------------------
                                                            September 29,     September 30,
                                                            -------------     -------------
                                                                2001              2000
                                                                ----              ----
                                                                  (in thousands)
Cash flows from operating activities:
   Net loss                                                   ($ 2,289)          (2,798)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization of
           property, plant and equipment                         1,370            1,628
        Amortization of goodwill                                   102              102
        Amortization of deferred compensation                       99               86
        Minority interest                                           33               55
        Changes in:
           Accounts receivable, net                            (12,510)         (21,567)
           Inventory                                           (14,008)          (9,046)
           Prepaid expenses                                       (272)           1,380
           Deferred and recoverable income taxes                  (779)          (1,335)
           Other                                                    13           (1,988)
           Accounts payable                                      3,519           (1,811)
           Accrued expenses                                     (3,076)          (2,711)
           Accrued retirement costs and other                      734            1,172
                                                              --------         --------
               Net cash used in operating activities           (27,064)         (36,833)
                                                              --------         --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                (784)            (528)
                                                              --------         --------
             Net cash used in investing activities                (784)            (528)
                                                              --------         --------

Cash flows from financing activities:
   Proceeds from (repayments of) long-term debt, net            (2,418)           1,319
   Proceeds from short-term notes, net                          26,000           29,318
   Other                                                            21                -
                                                              --------         --------
             Net cash provided by financing activities          23,603           30,637
                                                              --------         --------

Effect of exchange rates on cash                                   (67)              59
                                                              --------         --------

Net decrease in cash                                            (4,312)          (6,665)
Cash at the beginning of the period                              6,930           10,006
                                                              --------         --------
Cash at the end of the period                                 $  2,618            3,341
                                                              ========         ========

Supplemental cash flow disclosures:
   Interest paid                                              $    965            1,354
                                                              ========         ========
   Income taxes paid                                          $     79              998
                                                              ========         ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
        Notes to Financial Statements Under Item 1 of Part I of Form 10-Q
         for the periods ended September 29, 2001 and September 30, 2000

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

3. Income tax benefit for the periods ended September 29, 2001 and September 30, 2000, consists of:

                                                  2001                 2000
                                                  ----                 ----
                                                        (in thousands)
                   Current and deferred:
                        U. S. Federal            ($  966)             (1,395)
                        State & Local                (89)               (128)
                                                 ---------          ---------
                             Total               ($1,055)             (1,523)
                                                 =========          =========


     The income tax benefit reflects a combined federal, foreign, state and local effective rate of approximately 31.9 percent and 35.7 percent for the first nine months of 2001 and 2000, respectively, as compared to the statutory U. S. federal rate of 34 percent.

     Income tax benefit for the periods ended September 29, 2001 and September 30, 2000 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to pretax loss, as a result of the following:

                                                                        2001                2000
                                                                        ----                ----
                                                                               (in thousands)
                   Computed "expected" tax benefit:
                        U. S. Federal tax benefit                     ($ 1,126)             (1,450)
                        Foreign and other, net                             130                  11
                        State & Local benefit, net
                          of federal income taxes                         (59)                 (84)
                                                                      ---------           ---------
                             Total                                    ($ 1,055)            ( 1,523)
                                                                      =========            ========


4. Basic earnings (loss) per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan.

5. Effective in 2000, the Company changed its inventory costing method for its domestic inventories of company-manufactured soft washable slippers from the Last-In, First-Out (LIFO) method to the First-In, First-Out (FIFO) method. Certain financial information in prior periods has been retroactively restated to reflect the change in method of accounting for inventory costs from LIFO to FIFO.

     Inventory by category for the Company consists of the following:

                                                               September 29,           December 30,
                                                               -------------           ------------
                                                                   2001                    2000
                                                                   ----                    ----
                                                                       (in thousands)
                   Raw materials                                  $ 10,393              $ 7,739
                   Work in process                                   3,046                1,708
                   Finished goods                                   33,311               23,349
                                                                    ------               ------
                        Total inventory                             46,750               32,796
                                                                    ======               ======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
        Notes to Financial Statements Under Item 1 of Part I of Form 10-Q for the periods ended September 29, 2001 and September 30, 2000 - continued

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

                                              Barry Comfort
                                              -------------
  Thirty-nine weeks - 2001 (in             North                                            Intersegment
           thousands)                     America           Europe            Thermal       Eliminations        Total
                                          -------           ------            -------       ------------        -----
Net sales                                 $ 75,695          $ 7,909           $ 4,314                          $ 87,918
Depreciation and
    amortization                             1,073              167               130                             1,370
Interest income                                143                -                30               45              218
Interest expense                               870               28               (45)              45              898
Pre tax earnings (loss)                       (191)            (350)           (2,803)              33           (3,311)
Additions to property, plant
and equipment, net                             637              146                 1                               784
Total assets devoted                     $ 101,440          $ 8,298           $ 5,876         ($ 3,594)       $ 112,020
                                         =========          =======           =======         ========        =========


                                              Barry Comfort
                                              -------------
  Thirty-nine weeks - 2000 (in             North                                           Intersegment
           thousands)                     America           Europe            Thermal       Eliminations        Total
                                          -------           ------            -------       ------------        -----
Net sales                                $  75,202          $ 9,418           $ 4,536         ($   281)        $ 88,875
Depreciation
    and amortization                         1,284              187               157                             1,628
Interest income                                249                -                29             (117)             161
Interest expense                             1,317               31               117             (117)           1,348
Litigation proceeds, net                                                        4,476                             4,476
Pre tax earnings (loss)                     (3,334)          (1,230)              243               55           (4,266)
Additions to property, plant
and equipment, net                             329              148                51                               528
Total assets devoted                     $ 104,130          $ 7,724           $ 7,059         ($ 4,354)       $ 114,559
                                         =========          =======           =======         ========        =========



7. Restructuring Charges - Previously, the Company announced a plan to reduce costs and improve operating efficiencies, and recorded restructuring charges as a component of operating expense. The following schedule highlights actual activities through September 29, 2001.

                                             As of                                                                As of
                                          Dec. 30,      Adjustments          Estimate                         Sept. 29,
                                              2000          In 2001       Adjustments     Paid in 2001             2001
                                              ----          -------       -----------     ------------             ----
                                                                          (in thousands)
Employee separations                       $   527                -                 -              378              149
Noncancelable lease costs                      499               40              (282)             100              157
                                         ---------          -------           -------         --------        ---------
Restructuring costs                        $ 1,026            $  40           $  (282)           $ 478           $  306
                                         =========          =======           =======         ========        =========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
At the end of the third quarter of 2001, we had $52.3 million in net working capital. This compares with $52.2 million at the end of the same quarter in 2000, and $55.6 million at the end of fiscal 2000. Net working capital at the end of the third quarter of 2001 is about $3.3 million lower than at the end of fiscal 2000, mainly as a result of the loss incurred during the first three quarters of 2001.

Our net capital expenditures during the first three quarters of 2001, amounted to $784 thousand, compared with $528 thousand during the same period of 2000. Capital expenditures during both 2001 and 2000 represent usual patterns of replacement of capital equipment. In both years, net capital expenditures have been funded out of working capital.

Highlights of the significant changes in the components of net working capital are:
- We ended the third quarter of 2001, with $2.6 million in cash and $26 million in short-term bank loans. This compares with the third quarter of 2000, when we had $3.3 million in cash and $30 million in short-term bank loans. There were no short-term bank loans outstanding at the end of fiscal 2000.
- Accounts receivables at the end of the third quarter of 2001, at $34.1 million, are approximately $3 million greater than the $31.1 million at the end of the same quarter of 2000, mainly as a result of increased net sales in the third quarter of 2001 compared with 2000. The increase in accounts receivable from the $21.6 million at the end of fiscal 2000, represents a normal seasonal pattern of change in receivables.
- Inventories at the end of the third quarter of 2001, at $46.8 million, are about $3.1 million lower than the inventory levels of $49.9 million one year ago, and increased from $32.8 million at the end of fiscal 2000. The decrease in inventories from the end of the third quarter of 2000 to the end of the third quarter of 2001 mainly resulted from a planned reduction in inventory levels, and is principally related to a planned reduction in North American inventories. The seasonal increase in inventories from the end of fiscal 2000 represents a normal seasonal pattern of change in inventories.

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

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued


At the beginning of fiscal 2002, the Company expects to have unamortized goodwill in the amount of $1.9 million. Amortization expense related to goodwill was $136 thousand and $102 thousand for the year ended December 30, 2000 and the three quarters ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adoption on the Company's financial statements at the date of this report.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for the Company in 2002 and because of the extensive effort needed to comply with adopting Statement 144, it is not practicable to reasonably estimate the impact of adoption on the Company's financial statements at the date of this report.

In April 2001, the Emerging Issues Task Force reached consensus of issues 2 and 3 within Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to Reseller of the Vendor's Products." Issue 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. The Company has certain agreements that provide for consideration to be paid to resellers of the Company's products. Under Issue 00-25 prior periods presented for comparative purposes should be reclassified. Issue 00-25 is effective for the Company in 2002 and because of the extensive effort needed to comply with adopting Issue 00-25, it is not practicable to reasonably estimate the impact of adoption on the Company's financial statements at the date of this report.

RESULTS OF OPERATIONS
During the third quarter of 2001, net sales amounted to $45.4 million, a 7.1 percent increase compared with sales of $42.4 million during the same quarter in 2000. For the three quarters, net sales amounted to $87.9 million, a 1.1 percent decrease in net sales when compared with the first three quarters of 2000. A portion of the third quarter increase reflects the impact of a trend we discussed in the second quarter. The trend is for retailers to ask for delivery of goods closer to the selling season, thus a portion of the increase in the third quarter was a reflection of the deferral of some second quarter shipments into the third quarter.

Barry Comfort North American net sales for the three quarters of 2001 were $75.7 million slightly increased from the $75.2 million of net sales during the same period of 2000. Net sales for Barry Comfort Europe during the first three quarters of 2001 amounted to $7.9 million, a decline from the $9.4 million during the same period of 2000. Much of the decline in European sales occurred during the first half of 2001 and is related to the changed relationship [as discussed in prior quarters] between the Company and its British distributor, and declining volume in Great Britain. Thermal net sales during the first three quarters of 2001 at $4.3 million are about equal to the net sales realized during the same period last year. (See also note 6 of notes to consolidated financial statements for selected segment information.)

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

Gross profit for the third quarter amounted to $19.7 million, or 43.3 percent of net sales. This compares with gross profit of $16.4 million, or 38.7 percent of net sales, during the same quarter of 2000. For the nine months, gross profit increased to $34.6 million, or 39.4 percent of net sales, in 2001 compared with $30.9 million, or 34.8 percent of net sales, in 2000. Similar to the first half of 2001, during the third quarter and the first nine months, there was a smaller portion of net sales represented by low-margin out-of-season merchandise and a larger portion represented by full margin sales of Dearfoams(R) and our other branded products, as well as our unbranded products sold to mass markets.

Selling, general and administrative expenses during the third quarter were $755 thousand lower than in 2000, and for the nine-month period, these expenses were about $1.6 million lower than in the prior year. During 2001, we continued to reduce these expenses, as a result of the planned expense reduction following restructuring activities dating from 1999 and 2000.

Late in the first quarter of 2000, we reached a resolution of patent infringement litigation with Domino's Pizza, Inc. As a part of the settlement of the litigation, we received a $5 million cash payment in early April 2000, which is included in the results of operations for 2000. We also recognized about $1 million in royalty payments to be paid by Domino's under the agreement. There was no comparable one-time gain to be recognized in the comparable periods of 2001.

Net interest expense decreased for both the third quarter and the first nine months of 2001 compared with 2000. During the third quarter of 2001, net interest expense amounted to $453 thousand compared with $697 thousand in the third quarter of 2000. For the nine months, net interest expense in 2001 amounted to $680 thousand, compared with $1.2 million in 2000. Throughout most of the first three quarters of 2001, we have been more liquid than in comparable periods of 2000. The combination of improved liquidity and lower market interest rates has lead to the decline in net interest expense.

For the third quarter of 2001, we earned a net profit after taxes of $2.6 million or $0.28 per share, compared with a net profit during the same quarter of 2000 of $137 thousand, or $0.01 per share. For the nine months, we incurred a net loss in 2001 of $2.3 million, or $0.24 per share. During the first nine months of 2000, we incurred a net loss of $2.8 million or $0.30 per share. But the 2000 net loss is net of a gain that we estimate was about $0.30 per share resulting from the settlement of patent infringement litigation. Per share calculations for both years are the same for both basic earnings (loss) per share and for diluted earnings (loss) per share.



"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward-looking statements based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to our business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; loss of significant customers in connection with a merger or acquisition, bankruptcy or other circumstance; inherent risks of international development, including foreign currency risks, the implementation of the Euro, economic, regulatory and cultural difficulties or delays in our business development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the availability and costs of financing; capacity, efficiency, and supply constraints; weather; the effect of terrorist acts and governments' response to terrorists acts, on business activities and customer orders; acts of war; and other risks detailed in our press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting us and the impact of such events on our operations may vary from those currently anticipated.

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY RISKS
We transact business in various foreign countries. Our primary foreign currency net cash outflows occur in Mexico. We do not hedge anticipated foreign currency net cash outflows in the Mexican Peso, as the Peso generally has declined in value over the long term, when compared with the U. S. Dollar. In addition, forward contracts in this currency are not normally economically available.

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

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. At the end of the third quarter of 2001, there were no foreign currency contracts outstanding.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         (a)  Not Applicable.

         (b) Not Applicable.

         (c) On July 2, 2001, R. G. Barry Corporation ("R. G. Barry") granted an option (the "DeCamp Option") to purchase 33,681 common shares, $1.00 par value, to Richard DeCamp in recognition of his service to R. G. Barry. The exercise price of the DeCamp Option is $4.65 per share, the closing price of the common shares on the grant date. The DeCamp Option will become exercisable six months from the grant date and has a stated term of two years. In the event of a change in control of R. G. Barry, the DeCamp Option will vest and become exercisable prior to such change in control. The DeCamp Option will remain exercisable for one year following Mr. DeCamp's death, subject to the stated term.

         R. G. Barry granted the DeCamp Option in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the fact that there was only one individual to whom an option was granted and the status of that individual as a key employee of R. G. Barry.

         (d) Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         (a), (b) Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) - (d)  Not Applicable

ITEM 5.  OTHER INFORMATION

         No response required

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: None

         (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the quarter ended September 29, 2001.

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


                                            R. G. BARRY CORPORATION
                                            -----------------------
                                            Registrant


Dated: November 07, 2001
------------------------
                                            /s/ Daniel D. Viren
                                            -------------------
                                            Daniel D. Viren
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)
                                            (Duly Authorized Officer)