Form 10-K
period 2001-12-29
BARRY R G CORP /OH/
filed 2002-03-29
CIK 749872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 29, 2001
                                            OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

Commission File Number 1-8769
                             R. G. BARRY CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                     31-4362899
--------------------------------                  --------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

13405 Yarmouth Road N.W., Pickerington, Ohio               43147
--------------------------------------------            -----------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (614) 864-6400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
-------------------------------      -----------------------------------------
Common Shares, Par Value $1.00               New York Stock Exchange
(9,402,379 outstanding as of
      March 15, 2002)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the New York Stock Exchange on March 15, 2002 ($6.25), the aggregate market value of the common shares of the Registrant held by non-affiliates on that date was approximately $52,800,118.75.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 29, 2001, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                      Index to Exhibits begins on Page E-1.

                                     PART I


ITEM 1.  BUSINESS.

         R. G. Barry Corporation ("R. G. Barry") is organized under Ohio law. R.
G. Barry and its subsidiaries, R.G.B., Inc., Barry de Mexico, S.A. de C.V., Barry de Acuna, S.A. de C.V., Barry de Zacatecas, S.A. de C.V., ThermaStor Technologies, Ltd., R. G. Barry (Texas) LP, R. G. Barry International, Inc., R.
G. Barry Holdings, Inc., R. G. Barry (France) Holdings, Inc., Escapade, S.A., Fargeot et Compagnie, S.A., Michel Fargeot, S.A., Procesadora de Nuevo Laredo, S.A., and Vesture Corporation (R. G. Barry and its subsidiaries are referred to collectively as the "Company"), manufacture and market comfort footwear as well as products that use thermal retention technology to preserve and/or transport temperature-sensitive or perishable commodities such as food. The Company believes it is the world's largest manufacturer of comfort footwear for at- and around-the-home. Comfort is the dominant influence in the Company's brand lines. Through its Vesture subsidiary, the Company manufactures and markets thermal retention technology products incorporating the Company's MICROCORE* technologies.

         In October 2001, the Company announced a decision to close the sole molding operations in San Angelo, Texas and relocate those activities to Nuevo Laredo, Mexico. This shift is expected to be completed by the end of the first quarter of the 2002 fiscal year.

         On January 7, 2002, R.G. Barry announced that it had been granted accelerated elimination of United States and Mexican tariffs on slippers under the North American Free Trade Agreement ("NAFTA"). The 15% tariff on slippers made in Mexico and sold in the United States was eliminated effective January 1, 2002. Without such elimination, the tariff on Mexican-manufactured slippers would have been phased out under NAFTA over six years at the rate of 2.5% per year with tariffs eliminated in their entirety on January 1, 2008. R.G. Barry had applied in 2001 to the Office of the United States Trade Representative for early elimination of the tariffs under procedures established under NAFTA. The accelerated elimination of the tariffs will allow the Company to relocate cutting and molding operations from the United States to Mexico and significantly reduce costs and lead times.

         After receiving accelerated elimination of the NAFTA tariffs in January 2002, the Company announced the transfer of cutting operations from Laredo, Texas to Nuevo Laredo, Mexico and in a coordinated move, announced the significant reduction of sewing operations in Nuevo Laredo, Mexico. The Company expects the transfer to be completed by the end of the second quarter of the 2002 fiscal year.

         Further information concerning the restructuring changes which occurred in the 2001 fiscal year as well as in the 2000 and 1999 fiscal years is presented in Note (14) of the Notes to Consolidated Financial Statements on pages 32 and 33 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 29, 2001, which information is incorporated herein by this reference.

         During the fiscal year ended December 29, 2001, the Company had three operating segments: the Barry Comfort North America group, which includes at- and around-the-home comfort footwear products manufactured and sold in North America; the Barry Comfort Europe group, which includes at- and around-the-home comfort footwear products sold in Europe and footwear products sold by Fargeot;


--------
* Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

and the Thermal group, which includes thermal retention technology products. Financial information on the Company's segments for the three years ended December 29, 2001, is presented in Note (13) of the Notes to Consolidated Financial Statements on pages 30, 31 and 32 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 29, 2001, which financial information is incorporated herein by this reference.

                               PRINCIPAL PRODUCTS

         The Company designs, manufactures and markets specialized comfort footwear for men, women and children. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive appearance. The Company also designs, manufactures and markets products which use thermal retention technology to preserve and/or transport temperature-sensitive or perishable commodities.

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

         The Company believes that many consumers of its slippers are loyal to the Company's brand lines, usually own more than one pair of slippers and have a history of repeat purchases. Substantially all of the slipper brand lines are displayed on a self-selection basis in see-through packaging at the point of purchase and have appeal to the "impulse" buyer. The Company believes that many of the slippers are purchased as gifts for others during the Christmas season, with approximately 60% to 70% of sales occurring in the second half of the year compared to approximately 30% to 40% in the first half of the year.

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

         Thermal

         The Company's MICROCORE* thermal retention technology consists of a family of patented or proprietary technologies which, when energized with heat or cold, act as reservoirs that release heat or cold at a constant temperature for extended periods of time. The Company currently markets pizza carriers that utilize the MICROCORE* thermal technology. The Company has also applied its thermal retention technology in consumer products, such as heated seat cushions, heated slippers and hand-warmers, and in personal self-care products, such as heated booties, neck packs and shoulder packs. In recent years, the Company has de-emphasized the development, marketing and sale of consumer products utilizing thermal retention technologies, and currently is not actively engaged in the development, marketing and sale of these consumer products and, in 2001, discontinued its efforts to sell personal self-care products.

         The Company has made a strategic decision to focus on the commercial application of MICROCORE* patented thermal retention technology, either hot or cold, to preserve and/or transport temperature-sensitive or perishable commodities. Presently, the Company's primary focus is on products used to transport pizza. The Company's patented portable heat storage technology permits portable, electrically-energized heat storage from either A.C. or D.C. power sources and at specific temperatures through the use of a thermostat. The Company's pizza delivery systems are designed to keep pizza hot at oven temperatures for an extended time period so that pizza marketers may deliver pizza to a home oven-hot, dry and crisp. The Company is currently supplying heated delivery systems to Donatos Pizzeria Corporation, a subsidiary of McDonald's Corporation, and Papa John's International, Inc. The Company continues in various stages of testing future delivery systems with other pizza chains. The Company has also worked with other prepared food providers on potential delivery systems to meet their unique needs.

                                    MARKETING

         The Company's slipper-type brand lines are sold to traditional department stores, promotional department stores, national chain department stores and specialty stores; through mass merchandising channels of distribution such as discount stores, warehouse clubs, drug and variety chain stores, and supermarkets; and to independent retail establishments. The Company markets these products primarily through Company salespersons and, to a lesser extent, through independent sales representatives. The Company does not finance its customers' purchases.

         As discussed below, the Company has entered into a strategic alliance with British slipper maker GBR Limited related to the distribution of comfort footwear products in the United Kingdom and Ireland. The Company is also in the process of refining its strategies for the Barry Comfort* brand in France. As discussed below, in the Spring of 2002, the Company will introduce a new program called Barry Comfort Too(TM) into the French hypermarkets.

         Each spring and autumn and at other times during the year, new designs and styles are presented to buyers representing the Company's retail customers at regularly scheduled showings. Company designers also produce new styles and experimental designs throughout the year which are evaluated by the Company's sales and marketing personnel. Buyers for department stores and other large retail customers attend the spring and autumn showings and make periodic visits to the Company's showroom in New York. Company salespersons regularly visit retail customers. The Company also regularly makes catalogs available to its current and potential customers and periodically follows up with current and potential customers by telephone. In addition, the Company participates in trade shows, both regionally and nationally.

         During the 2001 Christmas selling season, the Company again provided approximately 400 to 500 temporary merchandisers to service the retail selling floor of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with computerized automatic replenishment systems the Company maintained with the stores, put the Company in a position to optimize its comfort footwear business during the fourth quarter.

         Sales during the last six months of each year have historically been greater than during the first six months. The Company's inventory is largest in early autumn in order to accommodate the retailers' fall and Christmas selling seasons.

         The Company advertises principally in the print media. The Company's promotional efforts are often conducted in cooperation with customers. The Company's products are displayed at the retail-store level on a self-selection and gift-purchase basis.

         The Company believes it has an opportunity for expansion in Europe for its at- and around-the-home comfort footwear. The Company's international sales are focused on the department store channels and hypermarkets primarily in the United Kingdom, Ireland and France. In 2000, the Company entered into a strategic alliance with British slipper maker GBR Limited. A new company, Barry
(GBR) Limited, was formed to sell comfort footwear products in the United Kingdom and Ireland. After entering into this distributorship-like arrangement, the Company closed its London offices and shifted responsibility for marketing, selling, planning and financial administration for its products in the United Kingdom and Ireland to Barry (GBR) Limited. In return, the Company receives a fee on the transfer of all R. G. Barry-manufactured products to the new company and royalties on the sales of all products supplied to Barry (GBR) Limited by others. The Company's distribution center in Wales now handles products for Barry Comfort Europe and for Barry (GBR) Limited. In the Spring of 2002, the Company will introduce a new program called Barry Comfort Too(TM) into the French hypermarkets. Barry Comfort Too(TM) will focus on the 50-to-75 French franc retail price-point and complement the Company's existing 80-to-100 French franc price-point business.

         The Company also markets its comfort footwear products in Canada, Mexico and several other countries around the world. In the 2001 fiscal year, the Company's European net sales comprised approximately 7% of its total net sales, while European, Mexican and Canadian net sales combined to represent 9% of total net sales. In the 2000 fiscal year, the Company's European net sales comprised approximately 8% of its total net sales, while European, Mexican and Canadian net sales combined to represent 9% of total net sales. Financial information for the three years ended December 29, 2001 for the geographic areas in which the Company operates is presented in Note (13) of the Notes to Consolidated Financial Statements on pages 30, 31 and 32 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 29, 2001, which financial information is incorporated herein by this reference.

         The Company markets its thermal retention commercial products directly to prospective customers through Company personnel. The Company does not finance its customers' purchases.

                            RESEARCH AND DEVELOPMENT

         Most of the Company's research efforts are undertaken in connection with the design and consumer appeal of new styles of slipper-type footwear and thermal retention products. During the 2001, 2000 and 1999 fiscal years, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $3.1 million, $2.7 million and $3.7 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 50 employees are engaged full time in research and product design.

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

         The Company has also sold comfort footwear under various names as licensee under license agreements with the owners of those names. In the 2001 fiscal year, sales under the Liz Claiborne** and Claiborne** labels pursuant to the license agreement described below represented less than 2% of the Company's total sales. For the 2000 and 1999 fiscal years, less than 1% of the Company's total sales were represented by footwear sold under these or other licensed names.

         In November 2000, R. G. Barry entered into a license agreement with a subsidiary of Liz Claiborne, Inc. which allows R. G. Barry to manufacture and market slippers under the Liz Claiborne** and Claiborne** labels. R. G. Barry's new Liz Claiborne** Slippers for Women and Claiborne** Slippers for Men are and will be sold in upper-tier department stores and specialty retailers nationwide. The first collections of Liz Claiborne** Slippers for Women became available to the trade in March 2001, for Fall 2001 delivery. Claiborne** Slippers for Men will be introduced in 2002. The Liz Claiborne** Slippers for Women and Claiborne** Slippers for Men will initially be sold within the United States and Canada, although the licensor may, in its discretion, grant R. G. Barry the right to


--------
** Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

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

         The Company has also manufactured comfort footwear for customers which sell the footwear under their own private labels. These sales represented less than 3% of the Company's sales during the 2001 fiscal year.

                                    CUSTOMERS

         The customers of the Company which accounted for more than 10% of the Company's consolidated net sales in the 2001 fiscal year were Wal-Mart Stores, Inc. and J.C. Penney Company, Inc., both Barry Comfort North America customers, which accounted for 22% and 10%, respectively, of consolidated net sales. The only customer of the Company which accounted for more than 10% of the Company's consolidated net sales in the 2000 and 1999 fiscal years was Wal-Mart Stores, Inc., which accounted for 21% in 2000 and 23% in 1999.

                                BACKLOG OF ORDERS

         The Company's backlogs of orders at the close of the 2001 and 2000 fiscal years were approximately $6.6 million and $8.7 million, respectively. The Company anticipates that a large percentage of the orders as of the end of the 2001 fiscal year will be filled during the current fiscal year.

         The Company's backlog of unfilled sales orders is often largest after the spring and autumn showings of the Company. For example, the Company's approximate backlog of unfilled sales orders following the conclusion of such showings during the last two years was: August 2001 -- $50 million; August 2000 -- $47 million; February 2001 -- $8 million; and February 2000 -- $8 million. The Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 60% to 70% of such sales occur during the second half of the year as compared to approximately 30% to 40% during the first half of the year.

                                    INVENTORY

         While some styles of the Company's slipper-type brand lines change little from year to year, the Company has also introduced, and intends to continue to introduce, new, updated styles in an effort to enhance the comfort and fashion appeal of its products. As a result, the Company anticipates that some of its slipper styles will continue to change from season to season, particularly in response to fashion changes. Historically, the Company has had a limited and manageable exposure to obsolete inventory. However, in 2000, as a result of the Company's aggressive effort to lower inventory levels, the Company sold a sizeable amount of obsolete and out-of-season inventory in a short period of time for little or no profit. During the 2001 fiscal year, the level of obsolete inventory remained at manageable levels and the Company believes it will be able to control the level of obsolete inventory in the future.

         The accelerated elimination of the NAFTA tariffs should allow the Company in the foreseeable future to keep its company-owned plant manufacturing costs competitive with products produced offshore while taking advantages of the benefits of manufacturing in the Company's own North American plants. Nevertheless, the Company intends to continue its ongoing plans to reduce its company-owned capacity to a level supported by demand visibility and to outsource the balance from Chinese contract suppliers. The Company plans to import approximately one-third of its product needs from China and other Asian countries by 2003. Early in 2001, the Company opened a representative office in Hong Kong, which is responsible for procuring outsourced products from the Far East. This supply strategy is expected to reduce inventory risks and markdowns by allowing the Company to better plan inventory purchases in line with customers' demands.

                                   COMPETITION

         The Company operates in the portion of the footwear industry providing comfort footwear for at- and around-the-home. The Company believes that it is a small factor in the highly competitive footwear industry. The Company also believes that it is the world's largest manufacturer of comfort footwear for at- and around-the-home. The Company also operates in an area where it provides portable warmth and cold through its line of thermal retention technology products. The Company competes primarily on the basis of the value, quality and comfort of its products, service to its customers, and its marketing expertise. The Company knows of no reliable published statistics which indicate its current relative position in the footwear or any other industry or in the portion of the footwear industry providing comfort footwear for at and around the home or its current relative position in the thermal retention product industry.

                MANUFACTURING, SALES AND DISTRIBUTION FACILITIES

         The Company has six manufacturing facilities. The Company operates sewing plants in Nuevo Laredo, Ciudad Acuna, and Zacatecas, Mexico. During the 2001 fiscal year, the Company operated a cutting plant in Laredo, Texas and a sole molding operation in San Angelo, Texas. As discussed above, these operations will be relocated to Nuevo Laredo, Mexico during the 2002 fiscal year. The Company produces thermal retention products at its manufacturing facilities in Asheboro, North Carolina, and Nuevo Laredo, Mexico.

         The Company maintains sales offices in New York, New York and Paris, France and a sourcing representative office in Hong Kong. The Company also operates distribution centers in Asheboro and Goldsboro, North Carolina; San Angelo and Laredo, Texas; Rhymney, Gwent, Wales; and Thiviers, France. The Company will open a new distribution center in Nuevo Laredo, Mexico during the first half of the 2002 fiscal year, replacing the distribution center in Laredo, Texas with one closer to its manufacturing facilities.

         Please also see the discussion of the Company's supply strategy in "INVENTORY".

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

                                    EMPLOYEES

         At the close of the 2001 fiscal year, the Company employed approximately 2,500 persons.

ITEM 2.  PROPERTIES.

         The Company owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, containing approximately 55,000 square feet as well as a warehouse facility in Goldsboro, North Carolina, containing approximately 170,000 square feet.

         The Company leases space aggregating approximately 1 million square feet at an approximate aggregate annual rental of $3.1 million. The following table describes the Company's principal leased properties:


                                                               Approximate       Approximate       Lease
Location                                     Use               Square Feet      Annual Rental     Expires    Renewals
--------                                     ---               -----------      -------------     -------    --------
Empire State Building            Sales Office                      4,300         $115,000           2003     None
New York City, N.Y.

2800 Loop 306                    Manufacturing, Office,          145,800         $166,000 (1)       2005     10 years
San Angelo, Texas                Warehouse

Distribution Center              Shipping, Warehouse             172,800         $465,000 (1)       2007     15 years
San Angelo, Texas

Cesar Lopez de Lara              Manufacturing, Office            90,200         $300,000 (1)       2004     None
  Ave.
Nuevo Laredo, Mexico

Ciudad Acuna                     Manufacturing, Office            64,700         $302,000 (1)       2004     5 years
  Industrial Park
Ciudad Acuna, Mexico

Manhattan Avenue                 Warehouse                       144,000         $675,000 (1)       2012     None
Nuevo Laredo, Mexico

Bob Bullock Loop                 Manufacturing, Warehouse,       165,000         $386,000 (1)       2006     1 term of 5
Laredo, Texas                    Office                                                                      years

Bob Bullock Loop                 Manufacturing, Warehouse,        76,000         $191,000 (1)       2006     5 years
Laredo, Texas                    Storage

Industrial Zone                  Manufacturing                    26,200         $ 48,000           2003     1 term of 5
Zacatecas, Mexico                                                                                            years

Industrial Zone                  Manufacturing                    25,800         $ 58,000           2005     3 terms-5
Zacatecas, Mexico                                                                                            years each

120 E. Pritchard St.             Manufacturing, Office,           57,500         $ 96,000 (1)       2002     None
Asheboro, North Carolina (2)     Warehouse

                                                               Approximate       Approximate       Lease
Location                                     Use               Square Feet      Annual Rental     Expires    Renewals
--------                                     ---               -----------      -------------     -------    --------
8000 Interstate                  Administrative Office            11,000         $211,000           2007     None
  Highway 10 West
San Antonio, Texas

Rhymney, Gwent, Wales            Warehouse                         8,000         $ 21,000        Month-to-   N/A
                                                                                                  Month

West Gate Tower                  Sourcing Representative           1,300         $ 28,700           2003     None
7 Wing Hong Street               Office
Lai Chi Kok, Kowloon
Hong Kong


----------------------
(1)  Net lease.
(2) In December 2001, the former owners of Vesture Corporation acquired this property and are leasing the property to the Company.

         The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and suitable for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

         On October 19, 2001, the Vesture Corporation ("Vesture") subsidiary of
R. G. Barry received a charge that its MICROCORE* pizza delivery system infringed on two United States Patents, U.S. Patent Nos. 6,232,585 and 6,274,856 (the "Patents") owned by Thermal Solutions, Inc. ("Thermal Solutions") and licensed to CookTek, Inc. ("CookTek"). After receiving the charge of infringement, Vesture and its counsel evaluated the Patents and reached the conclusion that the Patents were not infringed. To protect its rights, on November 2, 2001, Vesture filed an action in the United States District Court for the Middle District of North Carolina (Civil Action No. 1:01CV01006 (the "North Carolina Action")) seeking a declaratory judgment that the Patents are not infringed by Vesture and an order enjoining and restraining Thermal Solutions and CookTek from further charges of infringement, or acts of enforcement based on the Patents against Vesture and Vesture's actual and prospective customers. Vesture also sought damages for CookTek's and Thermal Solutions' unfounded charges of infringement and sales lost as a result of those charges. After the North Carolina Action was filed, Thermal Solutions and CookTek filed suit against Vesture on November 9, 2001, in the United States District Court for the District of Kansas (Civil Action No. 01-2537-JWL (the "Kansas Action")), alleging infringement of the Patents. Because the North Carolina Action was filed first, it had priority. The Kansas Action was voluntarily dismissed by Thermal Solutions and CookTek on December 6, 2001, in favor of the North Carolina Action, where they counterclaimed for infringement of the Patents.

         R. G. Barry believes that the patent infringement allegations against Vesture are without merit and intends to defend vigorously against them. However, R. G. Barry does not believe it is feasible to predict the outcome of the North Carolina Action. The timing of the final resolution of North Carolina Action is also uncertain.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------

         The following table lists the names and ages of the executive officers of R. G. Barry as of March 15, 2002, the positions with R. G. Barry presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his principal occupation for more than five years. Executive officers serve at the discretion of the Board of Directors and in the case of Messrs. Zacks, Lenich, Galvis and Viren, pursuant to employment agreements.


                                                 Position(s) Held with R. G. Barry and
Name                                   Age       Principal Occupation(s) for Past Five Years
----                                   ---       -------------------------------------------
Gordon Zacks                           69        Chairman of the Board and Chief Executive Officer since 1979,
                                                 President from 1992 to February 2001, and a Director since 1959, of R. G. Barry

William Lenich                         53        President, Chief Operating Officer and a Director of R. G. Barry
                                                 since February 2001; President and Chief Operating Officer of
                                                 International from 1997 to February 2001, and Group President of
                                                 Retail from 1999 to February 2001 and from 1990 to 1997, of Nine
                                                 West Group, Inc., a women's retail shoe company

Christian Galvis                       60        Executive Vice President-Operations and a Director since 1992,
                                                 President-Operations of Barry Comfort Group since 1998, and Vice
                                                 President-Operations from 1991 to 1992, of R. G. Barry

Daniel D. Viren                        55        Senior Vice President-Finance and Chief Financial Officer since
                                                 June 2000, Secretary and Treasurer since October 2000, Senior Vice
                                                 President-Administration from 1992 to July 1999, and Assistant
                                                 Secretary from 1994 to July 1999, of R. G. Barry; Senior Vice
                                                 President and Chief Financial Officer of Metatec International,
                                                 Inc., an international information distribution company, from July
                                                 1999 to June 2000

Harry Miller                           59        Vice President-Human Resources of R. G. Barry since 1993

Donald Van Steyn                       57        Vice President-Chief Information Officer since May 2000, Vice
                                                 President-Information Systems/Services from 1996 to May 2000 and
                                                 Director of Information Services from 1988 to 1996, of R. G. Barry

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information called for in this Item 5 is incorporated by reference to page 8 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 29, 2001.

         On December 26, 2001, R. G. Barry granted an option (the "Lenich Option") to purchase 150,000 common shares, $1.00 par value, to William Lenich under the terms of his Employment Agreement, effective February 19, 2001, with
R. G. Barry as a result of the closing price of R. G. Barry's common shares having averaged at least $5.00 for 15 consecutive trading days. The exercise price of the Lenich Option is $5.66 per share, the closing price of the common shares on the grant date. The Lenich Option becomes exercisable as to 50,000 common shares on each of the first through third anniversaries of the grant date. The Lenich Option becomes fully exercisable in the event of defined changes in control of R. G. Barry; upon the death or disability of Mr. Lenich; or if Mr. Lenich's employment is terminated by R. G. Barry without "cause" or by Mr. Lenich for "good reason," in each case as defined in Mr. Lenich's Employment Agreement. The Lenich Option expires on December 25, 2006.

         R. G. Barry granted the Lenich Option in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the fact that there was only one individual to whom an option was granted and the status of that individual as an officer and director of R.
G. Barry.

ITEM 6. SELECTED FINANCIAL DATA.

         The information called for in this Item 6 is incorporated by reference to pages 6 and 7 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 29, 2001.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information called for in this Item 7 is incorporated by reference to pages 9 through 16 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 29, 2001.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of December 29, 2001, R. G. Barry and its subsidiaries were not party to any market risk sensitive instruments which would require disclosure under Item 305 of Regulation S-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Balance Sheets of R. G. Barry and its subsidiaries as of December 29, 2001 and December 30, 2000, the related Consolidated Statements of Operations, of Shareholders' Equity and Comprehensive Income and of Cash Flows for each of the fiscal years in the three-year period ended December 29, 2001, the related Notes to Consolidated Financial Statements and the Independent Auditors' Report, appearing on pages 17 through 34 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 29, 2001, are incorporated by reference. Quarterly Financial Data set forth on page 8 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 29, 2001, are also incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for in this Item 10 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2002, under the captions "ELECTION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS--Employment Contracts, Restricted Stock Agreements and Termination of Employment and Change in Control Arrangements" and "SHARE OWNERSHIP--Section 16(a) Beneficial Ownership Reporting Compliance." In addition, information concerning R. G. Barry's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "Supplemental Item. Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.

         The information called for in this Item 11 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2002, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for in this Item 12 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2002, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS -- Employment Contracts, Restricted Stock Agreements and Termination of Employment and Change in Control Arrangements."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for in this Item 13 is incorporated by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2002, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)     FINANCIAL STATEMENTS.

           For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 17.

(a)(2)     FINANCIAL STATEMENT SCHEDULES.

           For a list of all financial statement schedules included in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 17.

(a)(3)     EXHIBITS.

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of these exhibits, see "Index to Exhibits" beginning at page E-1.

(b)        REPORTS ON FORM 8-K

           R. G. Barry filed no Current Reports on Form 8-K during the fiscal quarter ended December 29, 2001. On January 8, 2002, R. G. Barry filed a Current Report on Form 8-K, dated January 7, 2002, to report the accelerated elimination of United States and Mexican tariffs on slippers made in Mexico for sale in United States markets under the North American Free Trade Agreement. R. G. Barry also described the agreements which had been entered into with the two firms assisting it in securing tariff relief.

(c)        EXHIBITS

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1.

(d)        FINANCIAL STATEMENT SCHEDULES

           Financial Statement Schedules included with this Annual Report on Form 10-K are attached hereto. See "Index to Financial Statements and Financial Statement Schedules" at page 17.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    R. G. Barry Corporation

Date:  March 28, 2002
                                    By:  /s/ Daniel D. Viren
                                        ----------------------------------------
                                            Daniel D. Viren,
                                            Senior Vice President-Finance,
                                            Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 28th day of March, 2002.

Name                         Capacity
----                         --------
               *             Chairman of the Board, Chief Executive Officer and
-------------------------    Director
Gordon Zacks

               *             President, Chief Operating Officer and Director
-------------------------
William Lenich

               *             Executive Vice President-Operations,
-------------------------    President-Operations of Barry Comfort Group and
Christian Galvis             Director


 /s/ Daniel D. Viren         Senior Vice President-Finance, Secretary and
-------------------------    Treasurer (Chief Financial and Principal Accounting
Daniel D. Viren              Officer) and Director

                             Director
-------------------------
Philip G. Barach

                             Director
-------------------------
Harvey M. Krueger

               *             Director
-------------------------
Roger E. Lautzenhiser

                             Director
-------------------------
Janice E. Page

               *             Director
-------------------------
Edward M. Stan

                             Director
-------------------------
Harvey A. Weinberg




-------------------------------
* By Daniel D. Viren pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.



 /s/ Daniel D. Viren
-------------------------------
Daniel D. Viren

                             R. G. BARRY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 29, 2001

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------

                                                                                           PAGE(S) IN ANNUAL REPORT TO
DESCRIPTION OF FINANCIAL STATEMENTS (ALL OF WHICH ARE                                          SHAREHOLDERS FOR THE
INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON                                              FISCAL YEAR ENDED
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001)                                          DECEMBER 29, 2001
Consolidated Balance Sheets at December 29, 2001 and
         December 30, 2000  .................................................................          17

Consolidated Statements of Operations for the years ended December 29, 2001,
         December 30, 2000 and January 1, 2000 ..............................................          18

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
         years ended December 29, 2001, December 30, 2000 and
         January 1, 2000.....................................................................          18

Consolidated Statements of Cash Flows for the years ended
         December 29, 2001, December 30, 2000 and January 1, 2000............................          19

Notes to Consolidated Financial Statements...................................................         20-33

Independent Auditors' Report.................................................................          34


ADDITIONAL FINANCIAL DATA

     The following additional financial data should be read in conjunction with the Consolidated Financial Statements of R. G. Barry Corporation and its subsidiaries included in the Annual Report to Shareholders for the fiscal year ended December 29, 2001. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Additional Financial Data:

         Independent Auditor's Report on Financial Statement Schedules:
                  Included at page 18 of this Annual Report on Form 10-K

         Schedules for the fiscal years ended December 29, 2001, December 30,
                  2000 and January 1, 2000:
                  Schedule 2--Valuation and Qualifying Accounts: Included at pages 19 through 21 of this Annual Report on Form 10-K

                               [KPMG LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Shareholders
R. G. Barry Corporation:


Under date of February 21, 2002 we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended December 29, 2001, as contained in the fiscal 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP
Columbus, Ohio
February 21, 2002


                                                                                                                         SCHEDULE 2
                                             R. G. BARRY CORPORATION AND SUBSIDIARIES
                                                 Valuation and Qualifying Accounts
                                                         December 29, 2001

                       COLUMN A                           COLUMN B           COLUMN C            COLUMN D            COLUMN E
-----------------------------------------------------------------------   ----------------   -----------------    ----------------
                                                                             ADDITIONS
                                                         BALANCE AT         CHARGED TO         ADJUSTMENTS          BALANCE AT
                                                         BEGINNING           COSTS AND             AND                END OF
                      DESCRIPTION                        OF PERIOD           EXPENSES           DEDUCTIONS            PERIOD
-----------------------------------------------------------------------   ----------------   -----------------    ----------------
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts               $           384,000             54,000             136,000(1)          302,000
     Allowance for returns                                   5,077,000          8,743,000           5,077,000(2)        8,743,000
     Allowance for promotions                                8,680,000          8,574,000           8,680,000(3)        8,574,000
                                                      -----------------   ----------------   -----------------    ----------------
                                                   $        14,141,000         17,371,000          13,893,000          17,619,000
                                                      =================   ================   =================    ================



Notes:
     1.  Write-off uncollectible accounts.
     2.  Represents 2001 sales returns reserved for in fiscal 2000.
     3. Represents 2001 promotions expenditures committed to and reserved for in fiscal 2000.


                                                                                                                         SCHEDULE 2
                                               R. G. BARRY CORPORATION AND SUBSIDIARIES
                                                   Valuation and Qualifying Accounts
                                                           December 30, 2000

                      COLUMN A                         COLUMN B             COLUMN C             COLUMN D             COLUMN E
------------------------------------------------   ------------------   -----------------    ------------------    ----------------
                                                                           ADDITIONS
                                                      BALANCE AT           CHARGED TO           ADJUSTMENTS          BALANCE AT
                                                       BEGINNING           COSTS AND                AND                END OF
                    DESCRIPTION                        OF PERIOD            EXPENSES            DEDUCTIONS             PERIOD
------------------------------------------------   ------------------   -----------------    ------------------    ----------------
Reserves deducted from accounts receivable:
     Allowance for doubtful receivables         $            289,000             246,000               151,000(1)          384,000
     Allowance for returns                                11,200,000           5,077,000            11,200,000(2)        5,077,000
     Allowance for promotions                              9,293,000           8,680,000             9,293,000(3)        8,680,000
                                                   ------------------   -----------------    ------------------    ----------------
                                                $         20,782,000          14,003,000            20,644,000          14,141,000
                                                   ==================   =================    ==================    ================





Notes:
     1.  Write-off uncollectible accounts.
     2.  Represents 2000 sales returns reserved for in fiscal 1999.
     3. Represents 2000 promotions expenditures committed to and reserved for in fiscal 1999.


                                                                                                                        SCHEDULE 2
                                              R. G. BARRY CORPORATION AND SUBSIDIARIES
                                                  Valuation and Qualifying Accounts
                                                           January 1, 2000

                      COLUMN A                         COLUMN B             COLUMN C           COLUMN D             COLUMN E
-------------------------------------------------   ----------------    -----------------   ----------------    ------------------
                                                                           ADDITIONS
                                                      BALANCE AT           CHARGED TO         ADJUSTMENTS          BALANCE AT
                                                       BEGINNING           COSTS AND              AND                END OF
                    DESCRIPTION                        OF PERIOD            EXPENSES          DEDUCTIONS             PERIOD
-------------------------------------------------   ----------------    -----------------   ----------------    ------------------
Reserves deducted from accounts receivable:
     Allowance for doubtful receivables          $          232,000              413,000            356,000(1)            289,000
     Allowance for returns                                9,749,000           11,200,000          9,749,000(2)         11,200,000
     Allowance for promotions                             6,040,000            9,293,000          6,040,000(3)          9,293,000
                                                    ----------------    -----------------   ----------------    ------------------
                                                 $       16,021,000           20,906,000         16,145,000            20,782,000
                                                    ================    =================   ================    ==================



Notes:
     1.  Write-off uncollectible accounts.
     2.  Represents 1999 sales returns reserved for in fiscal 1998.
     3. Represents 1999 promotions expenditures committed to and reserved for in fiscal 1998.

                             R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 29, 2001


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

      4.1               Revolving Credit Agreement, made to be              Incorporated herein by reference to
                        effective on March 12, 2001, between Registrant     Registrant's Annual Report on Form 10-K for
                        and The Huntington National Bank                    the fiscal year ended December 30, 2000
                                                                            (File No. 1-8769) ("Registrant's December
                                                                            2000 Form 10-K") [Exhibit 4.1]

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

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
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

    *10.1               R. G. Barry Corporation Associates' Retirement      **
                        Plan (As Amended and Restated Effective January
                        1, 1997)

    *10.2               R. G. Barry Corporation Supplemental Retirement     Incorporated herein by reference to
                        Plan Effective January 1, 1997                      Registrant's Annual Report on Form 10-K for
                                                                            the fiscal year ended January 1, 2000 (File
                                                                            No. 1-8769) ("Registrant's January 2000
                                                                            Form 10-K") [Exhibit 10.2]

    *10.3               Amendment No. 1 to the R.G. Barry Corporation       Incorporated here in by reference to
                        Supplemental Retirement Plan Effective January      Registrant's January 2000 Form 10-K
                        1, 1997 (Executed effective as of May 12, 1998)     [Exhibit 10.3]

    *10.4               Amendment No. 2 to the R.G. Barry Corporation       Incorporated herein by reference to
                        Supplemental Retirement Plan Effective January      Registrant's January 2000 Form 10-K
                        1, 1997 (Executed effective as of January 1,        [Exhibit 10.4]
                        2000)

    *10.5               Employment Agreement, dated July 1, 2001,           **
                        between Registrant and Gordon Zacks

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
    *10.6               Agreement, dated September 27, 1989, between        Incorporated herein by reference to
                        Registrant and Gordon Zacks                         Registrant's Current Report on Form 8-K
                                                                            dated October 11, 1989, filed October 12,
                                                                            1989 (File No. 0-12667) [Exhibit 28.1]

    *10.7               Amendment No. 1, dated as of October 12, 1994,      Incorporated herein by reference to
                        between Registrant and Gordon Zacks                 Amendment No. 14 to Schedule 13D, dated
                                                                            January 27, 1995, filed by Gordon Zacks on
                                                                            February 13, 1995 [Exhibit 5]

    *10.8               Amended Split-Dollar Insurance Agreement, dated     Incorporated herein by reference to
                        March 23, 1995, between Registrant and              Registrant's 1995 Form 10-K [Exhibit 10(h)]
                        Gordon B. Zacks

    *10.9               R. G. Barry Corporation 1988 Stock Option Plan      Incorporated herein by reference to
                        (Reflects amendments through May 11, 1993)          Registrant's Registration Statement on Form
                                                                            S-8, filed August 18, 1993 (Registration
                                                                            No. 33-67594) [Exhibit 4(r)]

    *10.10              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of incentive stock        Registrant's 1995 Form 10-K [Exhibit 10(k)]
                        options pursuant to the R. G. Barry Corporation
                        1988 Stock Option Plan

    *10.11              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of non-qualified          Registrant's 1995 Form 10-K [Exhibit 10(l)]
                        stock options pursuant to the R. G. Barry
                        Corporation 1988 Stock Option Plan

    *10.12              Annual Incentive Program (in effect beginning       Incorporated herein by reference to
                        with fiscal year ended December 29, 2001)           Registrant's December 2000 Form 10-K
                                                                            [Exhibit 10.13]

    *10.13              R. G. Barry Corporation Employee Stock Purchase     Incorporated herein by reference to
                        Plan (Reflects amendments and revisions for         Registrant's Registration Statement on Form
                        stock dividends and stock splits through            S-8, filed August 18, 1993 (Registration
                        May 11, 1993)                                       No. 33-67596) [Exhibit 4(r)]

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
    *10.14              R. G. Barry Corporation 1994 Stock Option Plan      Incorporated herein by reference to
                        (Reflects stock splits through June 22, 1994)       Registrant's Registration Statement on Form
                                                                            S-8, filed August 24, 1994 (Registration
                                                                            No. 33-83252) [Exhibit 4(q)]

    *10.15              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of incentive stock        Registrant's December 2000 Form 10-K
                        options pursuant to the R. G. Barry Corporation     [Exhibit 10.16]
                        1994 Stock Option Plan

    *10.16              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of non-qualified          Registrant's December 2000 Form 10-K
                        stock options pursuant to the R. G. Barry           [Exhibit 10.17]
                        Corporation 1994 Stock Option Plan

    *10.17              Executive Employment Agreement, effective as of     Incorporated herein by reference to
                        January 4, 1998, between Registrant and             Registrant's 1997 Form 10-K [Exhibit 10(q)]
                        Christian Galvis

    *10.18              Restricted Stock Agreement, effective as of         Incorporated herein by reference to
                        January 4, 1998, between Registrant and             Registrant's 1997 Form 10-K [Exhibit 10(s)]
                        Christian Galvis

    *10.19              R. G. Barry Corporation Deferred Compensation       Incorporated herein by reference to
                        Plan As Amended and Restated (Effective as of       Registrant's 1995 Form 10-K [Exhibit 10(v)]
                        September 1, 1995)

    *10.20              Amendment No. 1 to the R.G. Barry Corporation       Incorporated herein by reference to
                        Deferred Compensation Plan (Effective as of         Registrant's January 2000 Form 10-K
                        March 1, 1997)                                      [Exhibit 10.23]

    *10.21              Amendment No. 2 to the R. G. Barry Corporation      **
                        Deferred Compensation Plan (Effective as of
                        December 1, 1999)

    *10.22              R. G. Barry Corporation Stock Option Plan for       Incorporated herein by reference to
                        Non-Employee Directors (Reflects share splits       Registrant's 1997 Form 10-K [Exhibit 10(x)]
                        and amendments through February 19, 1998)

    *10.23              R. G. Barry Corporation 1997 Incentive Stock        Incorporated herein by reference to
                        Plan (Reflects amendments through May 13, 1999)     Registrant's Registration Statement on Form
                                                                            S-8, filed June 18, 1999 (Registration No.
                                                                            333-81105) [Exhibit 10]

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
    *10.24              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of incentive stock        Registrant's December 2000 Form 10-K
                        options pursuant to the R. G. Barry Corporation     [Exhibit 10.24]
                        1997 Incentive Stock Plan

    *10.25              Form of Stock Option Agreement used in              Incorporated herein by reference to
                        connection with the grant of non-qualified          Registrant's December 2000 Form 10-K
                        stock options pursuant to the R. G. Barry           [Exhibit 10.25]
                        Corporation 1997 Incentive Stock Plan

    *10.26              Restricted Stock Agreement, dated as of May 13,     Incorporated herein by reference to
                        1999, between Registrant and Gordon Zacks           Registrant's Quarterly Report on Form 10-Q
                                                                            for the fiscal quarter ended July 3, 1999
                                                                            (File No. 1-8769) [Exhibit 10.1]

    *10.27              Restricted Stock Agreement, effective as of         Incorporated herein by reference to
                        March 23, 2000, between Registrant and              Registrant's Quarterly Report on Form 10-Q
                        Christian Galvis                                    for the fiscal quarter ended April 1, 2000
                                                                            (File No. 1-8769) [Exhibit 10]

    *10.28              Employment Agreement, effective February 19,        Incorporated herein by reference to
                        2001, between Registrant and William Lenich         Registrant's December 2000 Form 10-K
                                                                            [Exhibit 10.28]

    *10.29              Executive Employment Agreement, effective as of     Incorporated herein by reference to
                        June 5, 2000, between Registrant and Daniel D.      Registrant's December 2000 Form 10-K
                        Viren                                               [Exhibit 10.29]

    *10.30              Change in Control Agreement, effective as of        Incorporated herein by reference to
                        January 4, 2001, between Registrant and Harry       Registrant's December 2000 Form 10-K
                        Miller                                              [Exhibit 10.30]

    *10.31              Change in Control Agreement, effective as of        Incorporated herein by reference to
                        January 4, 2001, between Donald Van Steyn and       Registrant's December 2000 Form 10-K
                        Registrant                                          [Exhibit 10.31]

    *10.32              Consulting Services Agreement, effective as of      Incorporated herein by reference to
                        January 1, 2000, between Registrant and             Registrant's December 2000 Form 10-K
                        Florence Zacks Melton                               [Exhibit 10.32]

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------
    *10.33              Agreement, dated February 7, 1952, as amended       Incorporated herein by reference to
                        by Agreement of Amendment dated September 18,       Registrant's December 2000 Form 10-K
                        1961, a Second Amendment dated April 15, 1968       [Exhibit 10.33]
                        and a Third Amendment dated October 31, 2000,
                        between Registrant and Florence Zacks Melton

    *10.34              Stock Option Agreements, dated February 19,         **
                        2001, between Registrant and William Lenich

    *10.35              Stock Option Agreement (Other Option Grant),        **
                        dated December 26, 2001, between Registrant and
                        William Lenich

     10.36              Warrant Agreement, dated as of March 22, 2001       Incorporated herein by reference to
                        (the "Warrant Agreement"), between Registrant       Registrant's Current Report on Form 8-K,
                        and Hills & Company                                 dated January 7, 2002 and filed January 8,
                                                                            2002 (File No. 1-8769) ("Registrant's
                                                                            January 2002 Form 8-K") [Exhibit 10(a)(i)]

     10.37              Warrant Certificate No. 1 evidencing warrants       Incorporated herein by reference to
                        issued on May 2, 2001 under the Warrant             Registrant's January 2002 Form 8-K [Exhibit
                        Agreement                                           10(a)(ii)]

     10.38              Agreement, dated July 11, 2001, between             Incorporated herein by reference to
                        Registrant and S. Golberg & Co., Inc.               Registrant's January 2002 Form 8-K [Exhibit
                                                                            10(b)]

     13.1               Registrant's Annual Report to Shareholders for      Incorporated herein by reference to the
                        the fiscal year ended December 29, 2001 (Not        financial statements portion of this Annual
                        deemed filed except for the portions thereof        Report on Form 10-K beginning at page 17
                        which are specifically incorporated by
                        reference into this Annual Report on Form 10-K)

     21.1               Subsidiaries of Registrant                          **

     23.1               Consent of Independent Certified Public             **
                        Accountants

     24.1               Powers of Attorney Executed by Directors and        **
                        Executive Officers of Registrant

---------------------
*     Management contract or compensatory plan or arrangement.
**    Filed herewith