Form 10-Q
period 2002-03-30
BARRY R G CORP /OH/
filed 2002-05-07
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 30, 2002
                               ---------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                              31-4362899
              ----                                              ----------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)

     13405 Yarmouth Road NW, Pickerington, Ohio                    43147
     ------------------------------------------                    -----
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

                           Yes ___X_____ No _________

    Common Shares, $1 Par Value, Outstanding as of March 30, 2002 - 9,590,538
                                                   --------------------------





                          Index to Exhibits at page 12

                               Page 1 of 14 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          March 30, 2002     December 29, 2001
                                                                          --------------     -----------------
                                                                            (unaudited)
                                                                            -----------
                                                                                     (in thousands)
ASSETS:
   Cash and cash equivalents                                                  $  4,985             12,258
   Accounts receivable, less allowances                                         14,309             16,432
   Inventory                                                                    36,431             35,642
   Deferred and recoverable income taxes                                         4,475              2,896
   Prepaid expenses                                                              2,759              2,448
                                                                              --------           --------
         Total current assets                                                   62,959             69,676
                                                                              --------           --------

   Property, plant and equipment, at cost                                       40,556             40,066
      Less accumulated depreciation and amortization                            29,200             29,149
                                                                              --------           --------
         Net property, plant and equipment                                      11,356             10,917
                                                                              --------           --------

   Goodwill, net of amortization                                                 1,975              2,002
   Other assets                                                                 10,416              6,017
                                                                              --------           --------
                                                                              $ 86,706             88,612
                                                                              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt                                        3,580              2,432
   Accounts payable                                                              5,805              7,628
   Accrued expenses                                                              2,135              4,411
                                                                              --------           --------
      Total current liabilities                                                 11,520             14,471
                                                                              --------           --------

   Accrued retirement costs and other, net                                       8,457              8,258

   Long-term debt, excluding current installments                                8,776              5,162
                                                                              --------           --------
            Total liabilities                                                   28,753             27,891
                                                                              --------           --------

   Minority interest                                                               353                336

   Shareholders' equity:
      Preferred shares, $1 par value per share Authorized 3,775
        Class A shares,
         225 Series I Junior Participating Class A Shares, and 1,000
        Class B Shares, none issued
      Common shares, $1 par value per share
         Authorized 22,500 shares
         (excluding treasury shares)                                             9,590              9,376
      Additional capital in excess of par value                                 12,426             12,093
      Deferred compensation                                                       (298)              (331)
      Accumulated other comprehensive loss                                        (529)              (495)
      Retained earnings                                                         36,411             39,742
                                                                              --------           --------
         Net shareholders' equity                                               57,600             60,385
                                                                              --------           --------
                                                                              $ 86,706             88,612
                                                                              ========           ========


                               Page 2 of 14 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Thirteen Weeks Ended
                                          March 30, 2002          March 31, 2001
                                          --------------         --------------
                                                       (unaudited)
                                                       -----------
                                                      (in thousands,
                                                except per share amounts)
Net sales                                   $ 20,896                $ 24,741
Cost of sales                                 14,477                  16,168
                                            --------                --------
    Gross profit                               6,419                   8,573
Selling, general and
    administrative expense                    11,381                  10,768
Restructuring charges
    (adjustments)                                727                    (242)
                                            --------                --------
Operating loss                                (5,689)                 (1,953)

Other income                                     200                     200


Interest expense                                (234)                   (194)
Interest income                                   39                     136
                                            --------                --------
    Net interest expense                        (195)                    (58)

Loss before
    income tax benefit                        (5,684)                 (1,811)
Income tax benefit                             2,370                     533
Minority interest, net of tax                    (17)                    (35)
                                            --------                --------
    Net loss                                ($ 3,331)               ($ 1,313)
                                            ========                ========


Net loss per common share
      Basic                                 ($  0.35)               ($  0.14)
                                            ========                ========
      Diluted                               ($  0.35)               ($  0.14)
                                            ========                ========

Average number of common
   shares outstanding
      Basic                                    9,426                   9,379
                                            ========                ========
      Diluted                                  9,426                   9,379
                                            ========                ========



                               Page 3 of 14 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                             Thirteen Weeks Ended
                                                                      March 30, 2002      March 31, 2001
                                                                      --------------      --------------
                                                                                 (unaudited)
                                                                                 -----------
                                                                               (in thousands)
Cash flows from operating activities:
   Net loss                                                              ($ 3,331)            (1,313)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of
         property, plant and equipment                                        449                459
      Amortization of goodwill                                               --                   35
      Minority interest, net of tax                                            17                 35
      Amortization of deferred compensation                                    33                 44
      Changes in:
         Accounts receivable, net                                           2,130              4,003
         Inventory                                                           (811)            (1,704)
         Prepaid expenses, recoverable income taxes, and other             (6,287)              (741)
         Accounts payable                                                  (1,823)             1,437
         Accrued expenses                                                  (2,278)            (1,477)
         Accrued retirement costs and other, net                            1,347                 98
                                                                         --------           --------
            Net cash provided by (used in) operating activities           (10,554)             1,133
                                                                         --------           --------


Cash flows from investing activities:
   Additions to property, plant and equipment, net                           (897)              (209)
                                                                         --------           --------


Cash flows from financing activities:
   Proceeds from shares issued                                                547               --
   Long-term debt, net of (repayments)                                      3,619                (48)
                                                                         --------           --------
         Net cash provided by (used in) financing activities                4,166                (48)
                                                                         --------           --------

Effect of exchange rates on cash                                               12                (51)
                                                                         --------           --------

Net increase (decrease) in cash                                            (7,273)               825
Cash at the beginning of the period                                        12,258              6,930
                                                                         --------           --------
Cash at the end of the period                                            $  4,985              7,755
                                                                         ========           ========

Supplemental cash flow disclosures:
   Interest paid                                                         $    414                452
                                                                         ========           ========
   Income taxes paid                                                     $    126                 35
                                                                         ========           ========




                               Page 4 of 14 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
             for the periods ended March 30, 2002 and March 31, 2001

1. The interim consolidated financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. R. G. Barry Corporation and its subsidiaries (the "Company") operate on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2002 and 2001 are both fifty-two week years.

3. Income tax benefit for the periods ended March 30, 2002 and March 31, 2001 consisted of:

                                                           2002                  2001
                                                           ----                  ----
                                                                 (in thousands)
            Current:
                 U. S. Federal and
                    Foreign tax benefit                   $ (2,086)             $ (484)
                 State & Local tax benefit                    (284)                (49)
                                                          --------              ------
                      Total                               $ (2,370)             $ (533)
                                                          ========              ======


     The income tax benefit reflects a combined federal, foreign, state and local effective rate of approximately 41.7 percent for the first quarter of 2002 and approximately 29.4 percent for the first quarter of 2001, as compared to the statutory U. S. federal rate of 34.0 percent in both years.

     Income tax benefit for the periods ended March 30, 2002 and March 31, 2001 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0 percent to pretax loss as a result of the following:

                                                                   2002                 2001
                                                                   ----                 ----
                                                                        (in thousands)
                   Computed "expected"
                     tax benefit:
                        U. S. Federal tax benefit                $ (1,933)             $ (616)
                        Foreign and other, net                       (250)                115
                        State & Local tax benefit,
                            net of federal tax benefit               (187)                (32)
                                                                 --------              ------
                             Total                               $ (2,370)             $ (533)
                                                                 ========              ======


4. Basic net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan. Diluted loss per common share as of March 30, 2002 and March 31, 2001 does not include the effect of potential common shares due to the antidilutive effect of these instruments.

5.   Inventory by category for the Company consists of the following:

                                                                  March 30,         December 29,
                                                                  ---------        -------------
                                                                     2002                 2001
                                                                     ----                 ----
                                                                          (in thousands)
                   Raw materials                                   $ 7,426              $ 8,203
                   Work in process                                   2,590                1,820
                   Finished goods                                   26,415               25,619
                                                                    ------               ------
                        Total inventory                             36,431               35,642
                                                                    ======               ======



                               Page 5 of 14 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
         the periods ended March 30, 2002 and March 31, 2001 - continued

6. Segment Information - The Company manufactures and markets comfort footwear for at-and around-the-home and supplies thermal retention technology products. The Company considers its "Barry Comfort" at-and around-the-home comfort footwear groups in North America and in Europe, and the thermal retention technology group, "Thermal", as its three operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated among the operating segments, including such items as a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and c) in some periods, certain other operating provisions.

                                               Barry Comfort
                                               -------------
              2002                        North                                             Intersegment
         (in thousands)                  America            Europe           Thermal        Eliminations         Total
                                         -------            ------           -------        ------------         -----
Net sales                                $ 16,260           $ 2,933          $ 1,703                           $ 20,896
Depreciation and
     amortization                             361                49               39                                449
Interest income                                61                                                  (22)              39
Interest expense                              226                 8               22               (22)             234
Pre tax loss                               (5,218)              (89)            (377)                            (5,684)
Additions to property, plant
     and equipment                            866                25                6                                897
Total assets devoted                     $ 80,161           $ 7,321          $ 5,237          ($ 6,013)        $ 86,706
                                         ========           =======          =======          =========        ========


                                                Barry Comfort
                                                -------------
              2001                         North                                            Intersegment
         (in thousands)                   America           Europe           Thermal        Eliminations         Total
                                          -------           ------           -------        ------------         -----
Net sales                                $ 20,297           $ 2,976          $ 1,468                           $ 24,741
Depreciation and
     amortization                             361                53               45                                459
Interest income                               162                 -               10               (36)             136
Interest expense                              194                 -               36               (36)             194
Pre tax loss                               (1,368)              (69)            (374)                            (1,811)
Additions to property, plant
     and equipment                            160                49                -                                209
Total assets devoted                     $ 77,274           $ 8,454          $ 3,327          ($ 1,129)        $ 87,926
                                         ========           =======          =======          =========        ========






                               Page 6 of 14 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
         the periods ended March 30, 2002 and March 31, 2001 - continued



7. Restructuring Charges - The Company has announced plans to reduce costs and improve operating efficiencies, and recorded restructuring charges as a component of operating expense. The following schedule highlights actual activities through March 30, 2002, with comparative information as of March 31, 2001.

                                            As of                                                                 As of
                                         Dec. 30,          Charges          Estimate                          March 31,
                                             2000          In 2001       Adjustments     Paid in 2001              2001
                                            -----          -------       -----------     ------------              ----
                                                                         (in thousands)
Employee separations                       $  527                 -                -               118              409
Noncancelable lease costs                     499                40             (282)               38              219
                                          -------            ------           ------             -----           ------
Total restructuring costs                 $ 1,026            $   40           $ (282)            $ 156           $  628
                                          =======            ======           =======            =====           ======


                                            As of                                                                 As of
                                         Dec. 29,          Charges          Estimate                          March 30,
                                             2001          In 2002       Adjustments     Paid in 2002              2002
                                            -----          -------       -----------     ------------              ----
                                                                         (in thousands)
Employee separations                       $  346               727               -                727              346
                                           ------            ------           ------             -----           ------
Total restructuring costs                  $  346            $  727           $   -              $ 727           $  346
                                           ======            ======           ======             =====           ======





8.   Impact of New Accounting Standards

     Effective January 2002, the Company adopted the Emerging Issues Task Force EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF 00-25 requires the reclassification of certain expenses, formerly characterized as selling expenses, as a reduction of net sales and a corresponding decrease in selling, general and administrative expenses. Accordingly, upon adoption, approximately $950 thousand and $806 thousand of expense incurred in the first quarter of 2002 and 2001, respectively, was reclassified. There was no change in the final determination of earnings before income taxes or earnings after income taxes as a result of the reclassification.

     Effective January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles", which requires, among other things, the discontinuance of goodwill amortization, and substituting an assessment of the impairment of existing intangibles. Accordingly, the Company no longer amortizes approximately $2 million of goodwill. The amortization of goodwill during the first quarter of 2001 was about $35 thousand, or less than one cent per share; there was no comparable amortization charge during the first quarter of 2002. The Company has determined that no transitional impairment losses need be recognized due to the change in accounting principle.



                               Page 7 of 14 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of the end of the first quarter of 2002, we had $51.4 million in net working capital. This compares with $54.5 million at the end of the first quarter of 2001, and $55.2 million at fiscal year-end 2001. The declines in net working capital from the end of the first quarter of 2001 and from fiscal year-end 2001 to the end of the first quarter of 2002 are primarily the result of the comparatively greater losses we incurred during the first quarter of 2002.

The primary components of net working capital have changed as follows:

o Accounts receivable decreased from $17.5 million at the end of the first quarter of 2001, to $14.3 million at the end of the first quarter of 2002. Most of the decrease in 2002 reflects the decrease in sales during the first quarter of 2002 compared with the first quarter of 2001. Accounts receivable at the end of the first quarter of 2002 decreased from $16.4 million at the end of fiscal 2001, representing a normal seasonal pattern of change in receivables.

o Inventories ended the first quarter of 2002 at $36.4 million compared with $34.4 million one year ago, and $35.6 million as of the end of fiscal 2001. Most of the increase in inventory reflects a slight increase in the amount of finished goods from period to period, due principally to the decreased sales during the first quarter of 2002.

o We ended the first quarter of 2002 with $5.0 million in cash and cash equivalents, compared with $7.8 million at the end of the first quarter of 2001. At the end of fiscal 2001, we had $12.3 million in cash and cash equivalents. There were no short-term bank borrowings outstanding at the end of any of the periods noted.

Capital expenditures during the first quarter of 2002 amounted to $897 thousand compared with $209 thousand during the first quarter of 2001. Expenditures in both years were funded out of working capital.

We currently have in place an unsecured Revolving Credit Agreement ("Revolver"). The current Revolver became effective in March 2001, and was recently extended through April 30, 2003. The Revolver provides a seasonally adjusted available line of credit ranging from zero during the month of January, to a peak of $30 million from April through November. The Revolver contains a number of financial covenants, including: limitations on incurrence of additional debt and liens, maintenance of minimum seasonal tangible net worth, limitations on dividends and other restricted payments, and minimum seasonal earnings before taxes, interest, amortization and depreciation. We believe that the covenants are not uncommon for agreements of its type and duration. We are in compliance with all the covenants of the Revolver, and all other debt agreements.

Effective January 1, 2002, the 15% duties imposed by the United States on slippers coming from Mexico were eliminated. The duties had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008. With the assistance of two firms, we were successful in accelerating the elimination of these duties. With the successful conclusion of this pursuit, we agreed to pay an aggregate of about $6.2 million, most of which is payable in quarterly installments over the next four years. Reflected in current installments and long-term debt is about $4.9 million, which represents the discounted present value of the remaining quarterly installments due over the next four years. The unamortized cost of the services of these two firms is included in other assets on the Company's balance sheet at March 30, 2002, and is being amortized over the next six years, which corresponds with the expected benefit of the reduction in duties.




                               Page 8 of 14 pages

         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations - continued

Results of Operations

During the first quarter of 2002, net sales amounted to $20.9 million, a 15.5 percent decrease in net sales from the first quarter of 2001. Virtually the entire decline in net sales occurred in Barry Comfort North America, with nearly all of that decline related to our shipments to Wal-Mart. In an effort to improve their inventory productivity, Wal-Mart has decided to reduce their on-hand and backup inventory across the board in footwear. As a consequence, our first quarter sales to them declined by about $4 million. We believe these sales will be made up over the next three quarters, as our business with Wal-Mart is expected to increase for the entire year. Net sales in the first quarter of 2002, in Barry Comfort Europe and in Thermal were about on par with net sales realized in the first quarter of 2001. (See also note 6 of notes to consolidated financial statements for selected segment information.)

Gross profit during the first quarter of 2002, amounted to $6.4 million, or 30.7 percent of net sales, about $2.2 million less than during the first quarter of 2001, when gross profit amounted to $8.6 million, or 34.7 percent of net sales. The decrease in net sales as noted above was principally responsible for the decrease in gross profit dollars.
Selling, general and administrative expenses during the quarter, at $11.4 million, increased by $613 thousand from $10.8 million in the same quarter last year.

Planned one-time costs related to transitioning many manufacturing and distribution processes from the United States to Mexico, increased first quarter costs of sales and selling, general and administrative expenses when compared with last year by approximately $2 million. About $727,000 of the $2 million was treated separately as a restructuring charge. During the transition, we maintained certain duplicative functions in these functional areas to assure a smooth transfer of responsibilities to Mexico. This added expense adversely impacted both the cost of sales and the resulting gross profit, and selling, general and administrative expenses for the quarter.

Net interest expense increased in the first quarter from 2001 to 2002. During the first quarter of 2002, net interest expense amounted to $195 thousand compared with $58 thousand in the first quarter of 2001. As noted above in the discussion of long-term debt, a primary factor in the increase in interest expense was the imputed interest on the approximate $6 million in fees due over the next four years to the parties that assisted us in obtaining accelerated duty relief. In addition, interest income from short-term investments in 2002 was nearly $100 thousand lower than in 2001 primarily as a result of lower market investment income rates from year to year.

For the first quarter of 2002, we incurred a net loss after taxes amounting to $3.3 million or $0.35 per diluted share. During the comparable quarter in 2001, we incurred a net loss after taxes of $1.3 million or $0.14 per diluted share.

--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995:

The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward-looking statements based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to our business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; the loss of significant customers in connection with mergers, acquisitions, bankruptcies or other circumstances; inherent risks of international development, including foreign currency risks, economic, regulatory and cultural difficulties or delays in our business development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the availability and costs of financing; capacity, efficiency, and supply constraints; weather; the effects of terrorist acts, and governments' responses to terrorist acts, on business activities and customer orders; acts of war; and other risks detailed in our press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting us and the impact of such events on our operations may vary from those currently anticipated.
--------------------------------------------------------------------------------

                               Page 9 of 14 pages

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2002, the Company was not party to any market risk sensitive instruments, which would require disclosure under Item 305 of Regulation S-K.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds
                  (a) and (b) Not Applicable

         (c) As of March 1, 2002, Christian Galvis was issued 1,250 common shares of R. G. Barry Corporation ("R. G. Barry"). These common shares were issued in respect of R. G. Barry's 2001 fiscal year in accordance with the terms of a Restricted Stock Agreement, effective as of January 4, 1998, between R. G. Barry and Mr. Galvis. The common shares had a market value of $5.70 per share on the date of issuance. The common shares were issued in reliance upon the exemptions from registration provided in Sections 4(2) and 4(6) under the Securities Act of 1933 (the "1933 Act"), based upon the fact that there was only one individual to whom the common shares were "sold" and the status of Mr. Galvis as an executive officer and director of R. G. Barry.

                  On February 7, 2002, R. G. Barry issued 25,000 common shares following the exercise of warrants to purchase those common shares issued on May 2, 2001 to Hills & Company as a part of the consideration for consulting services provided by that firm to R. G. Barry. The per share exercise price of the warrants was $2.70. The 25,000 common shares were issued in reliance upon the exemption from registration provided from by Section 4(2) under the 1933 Act based upon representations from Hills & Company that it is an accredited investor within the meaning of Regulation D under the 1933 Act and the common shares were acquired for investment for its own account and not with a view to resale.

         (d) Not Applicable

Item 3.  Defaults Upon Senior Securities
                  (a), (b) Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                  (a) - (d) Not Applicable

Item 5.  Other Information
                  No response required

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits: See Index to Exhibits at page 12.

         (b) Reports on Form 8-K: On January 8, 2002, R. G. Barry filed a Current Report on Form 8-K dated January 7, 2002, to report the accelerated elimination of United States tariffs on slippers made in Mexico for sale in United States markets under the North American Free Trade Agreement. The agreements which had been entered into with the two firms assisting R. G. Barry in securing tariff relief were also described in the Form 8-K. No other Form 8-K was filed during the quarter ended March 30, 2002.



                               Page 10 of 14 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          R. G.  BARRY CORPORATION
                                          ------------------------
                                          Registrant

May 07, 2002
------------
    Date
                                          /s/ Daniel D. Viren
                                          --------------------
                                          Daniel D. Viren
                                          Senior Vice President - Finance
                                          (Principal Financial Officer)
                                          (Duly Authorized Officer)


                               Page 11 of 14 pages

                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS


Exhibit No.                        Description                      Location
-----------                        -----------                      --------
     4        First Amendment to Revolving Credit Agreement,
              dated as of February 28, 2002, between The          13 through 14
              Huntington National Bank, as lender and
              the Registrant







                               Page 12 of 14 pages