Form 10-Q
period 2002-06-29
BARRY R G CORP /OH/
filed 2002-08-13
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 29, 2002
                                -----------------------------------------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

                          Commission file number 1-8769

                             R. G. BARRY CORPORATION
             (Exact name of registrant as specified in its charter)

          OHIO                                           31-4362899
 --------------------------------------------------------------------------
   (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                   Identification Number)

        13405 YARMOUTH ROAD NW, PICKERINGTON, OHIO              43147
        ---------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

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

    Common Shares, $1 Par Value, Outstanding as of June 29, 2002 - 9,595,592
                                                                   ---------






                          Index to Exhibits at page 14

                               Page 1 of 15 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 29, 2002    DECEMBER 29, 2001
                                                                                -------------    -----------------
                                                                                 (unaudited)
                                                                                         (in thousands)
ASSETS:
   Cash and cash equivalents                                                      $  3,101              12,258
   Accounts receivable, less allowances                                             12,112              16,432
   Inventory                                                                        43,199              35,642
   Deferred and recoverable income taxes                                             7,132               2,896
   Prepaid expenses                                                                  3,050               2,448
                                                                                  --------            --------
         Total current assets                                                       68,594              69,676
                                                                                  --------            --------
   Property, plant and equipment, at cost                                           41,827              40,066
      Less accumulated depreciation and amortization                                29,727              29,149
                                                                                  --------            --------
         Net property, plant and equipment                                          12,100              10,917
                                                                                  --------            --------
   Goodwill, net of amortization                                                     2,247               2,002
   Other assets                                                                      9,824               6,017
                                                                                  --------            --------
                                                                                  $ 92,765              88,612
                                                                                  ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt                                            3,676               2,432
   Short-term notes payable                                                          8,000                --
   Accounts payable                                                                  7,948               7,628
   Accrued expenses                                                                  1,893               4,411
                                                                                  --------            --------
         Total current liabilities                                                  21,517              14,471
                                                                                  --------            --------
   Accrued retirement costs and other, net                                           8,694               8,258

   Long-term debt, excluding current installments                                    8,874               5,162
                                                                                  --------            --------
         Total liabilities                                                          39,085              27,891
                                                                                  --------            --------
   Minority interest                                                                   379                 336

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775 Class A shares,
         225 Series I Junior Participating
         Class A shares,
         and 1,000 Class B shares, none issued                                        --                  ---
      Common shares, $1 par value
         Authorized 22,500 shares
         (excluding treasury shares of 953 and 979)                                  9,596               9,376
      Additional capital in excess of par value                                     12,434              12,093
      Deferred compensation                                                           (265)               (331)
      Accumulated other comprehensive loss                                            (131)               (495)
      Retained earnings                                                             31,667              39,742
                                                                                  --------            --------
           Net shareholders' equity                                                 53,301              60,385
                                                                                  --------            --------
                                                                                  $ 92,765              88,612
                                                                                  ========            ========

                               Page 2 of 15 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                      --------------------         ----------------------
                                 JUNE 29, 2002   JUNE 30, 2001   JUNE 29, 2002   JUNE 30, 2001
                                 -------------   -------------   -------------   -------------
                                                           (unaudited)
                                            (in thousands, except per share amounts)
Net sales                           $ 16,160          16,352          37,056          41,093
Cost of sales                         11,748          11,348          26,225          27,516
                                    --------        --------        --------        --------
    Gross profit                       4,412           5,004          10,831          13,577
Selling, general and
    administrative expense            12,136          10,677          23,517          21,445
Restructuring charges
     (adjustments)                      --              --               727            (242)
                                    --------        --------        --------        --------
Operating loss                        (7,724)         (5,673)        (13,413)         (7,626)

Other income                             200             200             400             400

Interest expense                        (306)           (230)           (540)           (424)
Interest income                            1              61              40             197
                                    --------        --------        --------        --------
   Net interest expense                 (305)           (169)           (500)           (227)

Loss before
    income tax benefit                (7,829)         (5,642)        (13,513)         (7,453)
Income tax benefit                     3,111           2,059           5,481           2,592
Minority interest, net of tax            (26)              4             (43)            (31)
                                    --------        --------        --------        --------
   Net loss                         ($ 4,744)         (3,579)         (8,075)         (4,892)
                                    ========        ========        ========        ========
Net loss per common share
      Basic                         ($  0.50)          (0.38)          (0.85)          (0.52)
                                    ========        ========        ========        ========
      Diluted                       ($  0.50)          (0.38)          (0.85)          (0.52)
                                    ========        ========        ========        ========
Average number of common
   shares outstanding
      Basic                            9,598           9,379           9,512           9,379
                                    ========        ========        ========        ========
      Diluted                          9,598           9,379           9,512           9,379
                                    ========        ========        ========        ========



                               Page 3 of 15 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Twenty-six weeks ended
                                                         JUNE 29, 2002  JUNE 30, 2001
                                                         -------------  -------------
                                                                 (unaudited)
                                                                (in thousands)
Cash flows from operating activities:
   Net loss                                                ($ 8,075)       ($ 4,892)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of
            property, plant and equipment                       911             909
         Amortization of goodwill                              --                68
         Amortization of deferred compensation                   66              66
         Minority interest                                       43              31
         Changes in:
            Accounts receivable, net                          4,429          11,904
            Inventory                                        (7,397)        (13,783)
            Prepaid expenses                                   (602)            383
            Deferred and recoverable income taxes            (4,236)         (2,215)
            Other                                            (3,806)             11
            Accounts payable                                    188           2,760
            Accrued expenses                                 (2,565)         (2,586)
            Accrued retirement costs and other                  436             367
                                                           --------        --------
               Net cash used in operating activities        (20,608)         (6,977)
                                                           --------        --------
Cash flows from investing activities:
   Additions to property, plant and equipment, net           (2,032)           (496)
                                                           --------        --------
Cash flows from financing activities:
   Long-term debt, net of (repayments)                        4,825             (86)
   Proceeds from short-term notes                             8,000           4,000
   Proceeds from shares issued and other                        560              21
                                                           --------        --------
         Net cash provided by financing activities           13,385           3,935
                                                           --------        --------
Effect of exchange rates on cash                                 98             (65)
                                                           --------        --------
Net decrease in cash                                         (9,157)         (3,603)
Cash at the beginning of the period                          12,258           6,930
                                                           --------        --------
Cash at the end of the period                              $  3,101        $  3,327
                                                           ========        ========
Supplemental cash flow disclosures:
   Interest paid                                           $    414        $    452
                                                           ========        ========
   Income taxes paid                                       $    136        $    119
                                                           ========        ========








                               Page 4 of 15 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
              for the periods ended June 29, 2002 and June 30, 2001

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

3. Income tax benefit for the periods ended June 29, 2002 and June 30, 2001, consisted of:

                                                  2002                  2001
                                                  ----                  ----
               Current and deferred:                  (in thousands)
                    U. S. Federal and
                        Foreign tax benefit       $ 4,805                2,391
                    State & Local tax benefit         676                  201
                                                  -------                -----
                         Total                    $ 5,481                2,592
                                                  =======                =====


     The income tax benefit reflects a combined federal, foreign, state and local effective rate of approximately 40.6 percent and 34.8 percent for the first half of 2002 and 2001, respectively, as compared to the statutory U.
     S. federal rate of 34.0 percent in both years.

     Income tax benefit for the periods ended June 29, 2002 and June 30, 2001 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0 percent to pretax loss, as a result of the following:


                                                      2002           2001
                                                      ----           ----
               Computed "expected"  tax
                  expense (benefit):                    (in thousands)
                    U. S. Federal benefit           ($ 4,594)        (2,534)
                    Foreign and other, net              (441)            75
                    State & Local benefit, net of

                      Federal tax benefit               (446)          (133)
                                                    ---------      ---------
                         Total                      ($ 5,481)        (2,592)
                                                    =========      =========


4. Basic net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan. Diluted loss per common share as of June 29, 2002 and June 30, 2001 does not include the effect of potential common shares due to their antidilutive effect.

5.   Inventory by category for the Company consisted of the following:

                                          JUNE 29,            DECEMBER 29,
                                          --------            -----------
                                            2002                  2001
                                            ----                  ----
                                                  (in thousands)
               Raw materials               $ 9,019                8,203
               Work in process               2,221                1,820
               Finished goods               31,959               25,619
                                            ------               ------
                    Total inventory         43,199               35,642
                                            ======               ======


                               Page 5 of 15 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
          the periods ended June 29, 2002 and June 30, 2001 - continued

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

                                            Barry Comfort
                                            -------------
              2002                        North                                             Intersegment
         (in thousands)                  America            Europe           Thermal        Eliminations        Total
                                         -------            ------           -------        ------------        -----
Net sales                                $ 29,925           $ 5,131          $ 2,000                           $ 37,056
Depreciation and
       amortization                           735                97               79                                911
Interest income                                91                                                  (51)              40
Interest expense                              520                20               51               (51)             540
Pre tax loss                             (11,454)              (390)          (1,669)                           (13,513)
Additions to property, plant
       and equipment, net                   1,969                53               10                              2,032
Total assets devoted                     $ 87,590           $ 7,618          $ 4,525          ($ 6,968)        $ 92,765
                                         ========           =======          =======          =========        ========

                                            Barry Comfort
                                            -------------
              2001                         North                                            Intersegment
         (in thousands)                   America           Europe           Thermal        Eliminations         Total
                                          -------           ------           -------        ------------         -----
Net sales                                $ 33,487           $ 5,176          $2,430                            $ 41,093
Depreciation and
       amortization                           717               103              89                                 909
Interest income                               128                                20                 49              197
Interest expense                              410                14             (49)                49              424
Pre tax loss                               (5,939)             (532)           (982)                             (7,453)
Additions to property, plant
       and equipment, net                     351               145               -                                 496
Total assets devoted                     $ 78,003           $ 7,880          $ 5,548          ($ 2,761)        $ 88,670
                                         ========           =======          =======          =========        ========


                               Page 6 of 15 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
          the periods ended June 29, 2002 and June 30, 2001 - continued

7. Restructuring Charges - The Company has previously announced plans to reduce costs and improve operating efficiencies, and recorded restructuring charges as a component of operating expense. The following schedule highlights actual activities for the six-month periods through June 29, 2002, with comparative information through June 30, 2001.

                                             As of                                                                 As of
                                          Dec. 29,          Charges         Estimate                            June 29,
                                             2001           in 2002      Adjustments     Paid in 2002              2002
                                                            -------      -----------     ------------           --------
                                                                      (in thousands)
Employee separations                       $  346               727              -                 895              178
                                           ------           -------          -------             -----           ------
   Total restructuring costs               $  346           $   727          $   -               $ 895           $  178
                                           ======           =======          =======             =====           ======


                                             As of                                                                As of
                                          Dec. 30,          Charges          Estimate                           June 30,
                                             2000           in 2001       Adjustments     Paid in 2001              2001
                                          --------          -------       -----------     ------------          ---------
                                                                      (in thousands)
Employee separations                      $   527                 -                -               254              273
Noncancelable lease costs                     499                40            ( 282)               89              168
                                          -------            ------           -------            -----           ------
   Total restructuring costs              $ 1,026            $   40           $( 282)            $ 343           $  441
                                          =======            ======           =======            =====           ======


8.   Impact of New Accounting Standards

     Effective January 2002, the Company adopted the Emerging Issues Task Force EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF 00-25 requires the reclassification of certain expenses, formerly characterized as selling expenses, as a reduction of net sales and a corresponding decrease in selling, general and administrative expenses. Accordingly, upon adoption, approximately $1.5 million and $1.4 million of expense incurred in the first half of 2002 and 2001, respectively, was reclassified. There was no change in the final determination of earnings before income taxes or earnings after income taxes as a result of the reclassification.

     Effective January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles", which requires, among other things, the discontinuance of goodwill amortization, and substituting an annual assessment of the impairment of existing intangibles. Accordingly, the Company no longer amortizes approximately $2 million of goodwill. The amortization of goodwill during the first half of 2001 was $68 thousand, or less than one cent per share; there was no comparable amortization charge during the first half of 2002. The Company has determined that no transitional impairment losses need be recognized due to the change in accounting principle.

                               Page 7 of 15 pages

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

LIQUIDITY AND CAPITAL RESOURCES

As of the end of the second quarter of 2002, we had $47.1 million in net working capital. This compares with $51.4 million at the end of the second quarter of 2001, and $55.2 million at fiscal year-end 2001. The declines in net working capital from the end of the second quarter of 2001 and from fiscal year-end 2001 to the end of the second quarter of 2002 are primarily the result of the comparatively greater losses we have incurred during 2002.

The primary components of net working capital have changed as follows:

- Accounts receivable increased from $9.6 million at the end of the second quarter of 2001, to $12.1 million at the end of the second quarter of 2002. Most of the increase in 2002 reflects slowdown in collections from one customer. We believe that there is minimal exposure to bad debts and expect receivables to be at more historically appropriate levels by year-end 2002. Accounts receivable at the end of the second quarter of 2002 decreased by $4.3 million from $16.4 million at the end of fiscal 2001, representing a normal seasonal pattern of change in receivables.

- Inventories ended the second quarter of 2002 at $43.2 million compared with $46.4 million one year ago, and $35.6 million as of the end of fiscal 2001. Most of the decrease in inventory from one year ago, reflects a decrease in raw materials and in process inventories on hand from period to period. This decline is consistent with our 3-year strategic plan to purchase increasing amounts of finished goods from third party suppliers and decrease the amount of merchandise produced in our own plants. The amount of inventory has increased from the end of fiscal 2001, as a normal seasonal pattern of inventory changes from season to season, and is mainly an increase in finished goods in expectation of sales later in the year.

- We ended the second quarter of 2002 with $3.1 million in cash and cash equivalents, compared with $3.3 million at the end of the second quarter of 2001. At the end of fiscal 2001, we had $12.3 million in cash and cash equivalents. At the end of the second quarter of 2002, we had borrowed $8 million in short-term notes from our bank, compared with $4 million at the end of the second quarter of 2001. There were no short-term bank borrowings outstanding at the end of fiscal 2001.

Capital expenditures during the first half of 2002 amounted to $2.0 million compared with $496 thousand during the first half of 2001. Most of the increase in capital expenditures from 2001 to 2002, reflects expenditures needed to implement our three-year strategic plan related to establishing cutting and molding operations in Mexico. Expenditures in both years were funded out of working capital.

                               Page 8 of 15 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

We currently have in place an unsecured Revolving Credit Agreement ("Revolver"). The current Revolver became effective in March 2001, and was extended during the first quarter of 2002 through April 30, 2003. The Revolver provides a seasonally adjusted available line of credit ranging from zero during the month of January, to a peak of $30 million from April through November. We ended the second quarter of 2002 with $8 million outstanding under the Revolver as compared with $4 million outstanding under the Revolver at the end of the second quarter of 2001. The Revolver contains a number of financial covenants, including: limitations on incurrence of additional debt and liens, maintenance of minimum seasonal tangible net worth, limitations on dividends and other restricted payments, and minimum seasonal earnings before taxes, net interest, depreciation and amortization. We believe that the covenants are not uncommon for agreements of its type and duration. We are in compliance with all the covenants of the Revolver, and all other debt agreements.

Effective January 1, 2002, the 15% duties imposed by the United States on slippers coming from Mexico were eliminated. The duties had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008. With the assistance of two firms, we were successful in accelerating the elimination of these duties. With the successful conclusion of this pursuit, we agreed to pay an aggregate of approximately $6.2 million, most of which is payable in quarterly installments through the end of 2005. Reflected in current installments and long-term debt is approximately $4.5 million, which represents the discounted present value of the remaining quarterly installments due through 2005. The unamortized cost of the services of these firms, amounting to $4.9 million, is mainly included in other assets as of the end of the first half of 2002. These costs are being amortized through the end of 2007, which corresponds with the period of expected benefit from the reduction in duties. Amortization during the first half of 2002, amounted to $365 thousand.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for costs Associated with Exit or Disposal Activities. Statement No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement covers costs related to lease termination, certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, and other exit or disposal activity. Statement No. 146 is effective prospectively for exit and disposal plans initiated after December 31, 2002. The Company does not expect Statement No. 146 will have a material impact on the Company upon adoption.

RESULTS OF OPERATIONS

During the second quarter of 2002, net sales of $16.2 million, were nearly flat when compared with net sales of $16.4 million during the same quarter in 2001. For the six months, net sales amounted to $37.1 million, a 9.8 percent decrease in net sales when compared with the first six months of 2001. Nearly the entire decline in net sales for the half, occurred during the first quarter. As noted in the first quarter's Form 10-Q, nearly all of that decline related to our shipments to our largest mass merchandizing customer. In an effort to improve their inventory productivity, this customer decided to reduce their on-hand and backup inventory across the board in footwear. As a consequence, first quarter sales declined by about $4 million. We believe these sales will be made up over the remainder of the year, as we expect our business with that customer to increase for the entire year. Indeed, sales to this customer increased during the second quarter of 2002, compared with last year by about 39 percent. There were corresponding decreases in net sales, caused by unexpected returns of fall warm-lined footwear primarily from one customer as a consequence of one of the warmest winters ever recorded in the United States.

                               Page 9 of 15 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

The returns are first quality products, and we expect to ship them to retailers at full price during the third and fourth quarters of 2002. In our Barry Comfort Europe and Thermal segments, net sales for the first half of 2002 were about equal to net sales realized in the first half of 2001. (See also note 6 of notes to consolidated financial statements for selected segment information.)

Gross profit during the second quarter of 2002, amounted to $4.4 million, or
27.3 percent of net sales. This compares with gross profit of $5.0 million, or
30.6 percent of net sales, in the same quarter of 2001. For the six months, gross profit as a percent of net sales was 29.2 percent in 2002 compared with
33.0 percent in 2001.

Planned one-time or excess costs related to transitioning many manufacturing and distribution processes from the United States to Mexico, increased the costs of sales and selling, general and administrative expenses in both the first and second quarters of 2002, when compared with last year. The magnitude of the increase is approximately $3.5 million for the first half of 2002, with approximately $2 million incurred during the first quarter and approximately $1.5 million incurred during the second quarter of 2002. $727 thousand of the $3.5 million was treated as a restructuring charge during the first quarter. During the transition, we maintained duplicate activities in certain functional areas, running certain operations in parallel in both Texas and Mexico, to ensure a smooth transfer of responsibilities to Mexico, and to ensure that there was no disruption in service to our customers during the transition. This added expense adversely impacted both the cost of sales and the resulting gross profit, as well as the selling, general and administrative expenses, for the periods noted.

Selling, general and administrative expenses during the second quarter amounted to $12.1 million, about $1.4 million greater than the same quarter one year ago. For the six months, these expenses amounted to $23.5 million, compared with $21.4 million for the same six months last year. The increase mainly reflects increases in expense, as outlined in the preceding paragraph, during the period of transition of activities to Mexico.

Net interest expense increased during both the second quarter and first half of 2002 when compared with 2001. During the second quarter of 2002, net interest expense amounted to $305 thousand compared with $169 thousand in the second quarter of 2001. For the first half, net interest expense increased to $500 thousand in 2002, from $227 thousand in 2001. As noted in the above discussion of long-term debt, we will have quarterly fees due through 2005 to the parties that assisted us in obtaining accelerated duty relief. The interest imputed on these quarterly fees was the primary factor contributing to the increase in the level of interest expense for the periods covered. During 2002, we have borrowed more under the Revolver than in 2001, although interest rates in 2002 at about
4.1 percent are about 2 percent lower than in 2001. In addition, interest income from short-term investments in 2002 was about $157 thousand lower than in 2001 primarily as a result of lower amounts of investments and lower market investment income rates from year to year.

For the second quarter of 2002, we incurred a net loss of $4.7 million, or $0.50 per share, compared with the $3.6 million net loss, or $0.38 per share, incurred during the same quarter of 2001. For the six months, we incurred a net loss in 2002 of $8.1 million, or $0.85 per share, compared with a net loss of $4.9 million, or $0.52 per share during the same period in 2001. Per share calculations for both years are the same for both basic loss per share and diluted loss per share.

                               Page 10 of 15 pages

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

Our primary foreign currency net cash inflows are generated from Canada and Western Europe, and to a much lesser extent from Mexico. We do, at times, employ a foreign currency hedging program utilizing currency forward exchange contracts for anticipated net cash inflows in Canada and Western Europe. Under this program, increases or decreases in net local operating revenue and expenses as measured in U. S. Dollars are partially offset by realized gains and losses on hedging instruments. The goal of the hedging program is to fix economically the exchange rates on projected foreign currency net cash flows. Foreign currency forward contracts are not used for trading purposes.

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

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. At the end of the second quarter of 2002, we had net foreign currency exchange contracts outstanding to sell forward the following currencies. All contracts mature later in fiscal 2002.

                                                             Approximate        Estimated Fair   Unrealized Loss, as
                                  Nominal Amount in     Average Exchange           Value as of                    of
                                         US Dollars                 Rate         June 29, 2002         June 29, 2002
                                     (in thousands)                                             (in thousands)
Canadian Dollar                                $500      US$1 = CAN 1.60                 $ 527               ($  27)
Euros                                         $ 437      US$1 = XEU 1.14                 $ 495               ($  58)




                               Page 11 of 15 pages

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      through (d) Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a), (b) Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) R. G. Barry Corporation's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 9, 2002. At the close of business on the record date, March 15, 2002, 9,402,379 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 8,484,163, or 90.2% of the outstanding common shares entitled to vote, were represented in person or by proxy.

         (b) Directors elected at the Annual Meeting were:

              Gordon Zacks
                  For:                               7,161,359        Withheld:        1,322,804   Broker non-votes:      none
              Christian Galvis
                  For:                               7,430,415        Withheld:        1,053,748   Broker non-votes:      none
              Roger E. Lautzenhiser
                  For:                               7,430,447        Withheld:        1,053,716   Broker non-votes:      none
              William Lenich
                  For:                               7,425,187        Withheld:        1,058,976   Broker non-votes:      none

              Other directors whose term of office continued after the Annual Meeting:

              Harvey M. Krueger             Janice E. Page                      Harvey A. Weinberg
              Edward M. Stan                Philip G. Barach                    Daniel D. Viren

          (c)     See Item 4(b) for the voting results for directors

                  Proposal to approve the R. G. Barry Corporation 2002 Stock Incentive Plan:
                                            For:                6,690,033         Against:           1,750,210
                                            Abstain:               43,920         Broker non-votes:     none

          (d)     Not Applicable

ITEM 5.  OTHER INFORMATION

         No response required

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS: See index to exhibits on page 14.

        (d) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the quarter ended June 29, 2002.

                               Page 12 of 15 pages

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

Dated:  August 13, 2002

                                          /s/ Daniel D. Viren
                                          -------------------
                                          Daniel D. Viren
                                          Senior Vice President - Finance
                                          (Principal Financial Officer)
                                          (Duly Authorized Officer)





                               Page 13 of 15 pages

                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS

    EXHIBIT NO.                            DESCRIPTION                                      LOCATION
    -----------                            -----------                                      --------
        99.1          Certification pursuant to 18 U. S. C. Section 1350,
                      as adopted pursuant to Section 906 of the                              Page 15
                      Sarbanes-Oxley Act of 2002 (Chief Executive Officer
                      and Chief Financial Officer)









                               Page 14 of 15 pages