Form 10-Q
period 2002-09-28
BARRY R G CORP /OH/
filed 2002-11-12
CIK 749872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 28, 2002
                                ----------------------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


                          Commission file number 1-8769

                             R. G. BARRY CORPORATION
                             ------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                  31-4362899
         ---------------------------                    -----------
        (State or other jurisdiction                     (IRS Employer
      of incorporation or organization)               Identification Number)


   13405 Yarmouth Road NW, Pickerington, Ohio                43147
   ------------------------------------------                -----
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

                           Yes ___X_____ No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                           Yes _________ No ___X_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Shares, $1 Par Value, Outstanding as of September 28, 2002 - 9,724,267
                                                                     ----------

                          Index to Exhibits at page 17

                               Page 1 of 18 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               September 28, 2002        December 29, 2001
                                                               ------------------        -----------------
                                                                  (unaudited)
                                                                                 (in thousands)
ASSETS:
   Cash and cash equivalents                                         $   3,992                       12,258
   Accounts receivable, less allowances                                 34,864                       16,432
   Inventory                                                            44,864                       35,642
   Deferred and recoverable income taxes                                 6,986                        2,896
   Prepaid expenses                                                      2,939                        2,448
                                                                       -------                       ------
         Total current assets                                           93,645                       69,676
                                                                        ------                       ------

   Property, plant and equipment, at cost                               42,448                       40,066
      Less accumulated depreciation and amortization                    30,702                       29,149
                                                                        ------                       ------
         Net property, plant and equipment                              11,746                       10,917
                                                                        ------                       ------

   Goodwill, net of amortization                                         2,223                        2,002
   Other assets                                                          9,760                        6,017
                                                                      --------                       ------
                                                                     $ 117,374                       88,612
                                                                     =========                       ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current installments of long-term debt                                3,694                        2,432
   Short-term notes payable                                             32,000                            -
   Accounts payable                                                      9,157                        7,628
   Accrued expenses                                                      3,019                        4,411
                                                                      --------                        -----
         Total current liabilities                                      47,870                       14,471
                                                                       -------                       ------

   Accrued retirement costs and other, net                               8,927                        8,258

   Long-term debt, excluding current installments                        6,351                        5,162
                                                                        ------                        -----
         Total liabilities                                              63,148                       27,891
                                                                        ------                       ------

   Minority interest                                                       385                          336

   Shareholders' equity:
      Preferred shares, $1 par value
         Authorized 3,775 Class A shares,
         225 Series I Junior Participating
         Class A shares,
         and 1,000 Class B shares, none issued                               -                            -
      Common shares, $1 par value
         Authorized 22,500 shares
         (excluding treasury shares of 953 and 979)                      9,724                        9,376
      Additional capital in excess of par value                         12,646                       12,093
      Deferred compensation                                              ( 232)                       ( 331)
      Accumulated other comprehensive loss                               ( 166)                       ( 495)
      Retained earnings                                                 31,869                       39,742
                                                                        ------                       ------
           Net shareholders' equity                                     53,841                       60,385
                                                                        ------                       ------
                                                                     $ 117,374                       88,612
                                                                     =========                       ======


                               Page 2 of 18 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                   --------------------                 -----------------------
                                            Sept. 28, 2002      Sept. 29, 2001     Sept. 28, 2002     Sept. 29, 2001
                                            --------------      --------------     --------------     --------------
                                                                       (u n a u d I t e d)
                                                            (in thousands, except per share amounts)
Net sales                                         $ 38,090             41,450              75,146             82,543
Cost of sales                                       24,017             25,761              50,242             53,276
                                                   -------            -------             -------            -------
    Gross profit                                    14,073             15,689              24,904             29,267
Selling, general and
    administrative expense                          12,751             11,294              36,268             32,740
Restructuring charges
     (adjustments)                                     545                  -               1,272              ( 242)
                                                   -------           --------            --------          ----------
Operating income (loss)                                777              4,395            ( 12,636)          (  3,231)

Other income                                           200                200                 600                600

Interest expense                                   (   493)           (   474)          (   1,033)           (   898)
Interest income                                          -                 21                  40                218
                                                    ------            --------            --------           -------
   Net interest expense                            (   493)           (   453)            (   993)           (   680)

Income (loss) before
    income tax (benefit)                               484              4,142           (  13,029)           ( 3,311)
Income tax (benefit)                                   276              1,537             ( 5,205)          (  1,055)
Minority interest, net of tax                        (   6)            (    2)              (  49)             (  33)
                                                   --------          ---------            --------           --------
   Net income (loss)                                 $ 202              2,603             ( 7,873)           ( 2,289)
                                                     =====             ======             ========           ========

Net income (loss)
    per common share
      Basic                                         $ 0.03               0.28              ( 0.82)            ( 0.24)
                                                    ======              =====              =======            =======
      Diluted                                       $ 0.03               0.28              ( 0.82)            ( 0.24)
                                                    ======              =====              =======            =======

Average number of common
   shares outstanding
      Basic                                          9,635              9,379               9,553              9,379
                                                     =====              =====               =====              =====
      Diluted                                        9,749              9,379               9,553              9,379
                                                     =====              =====               =====              =====






                               Page 3 of 18 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Thirty-nine weeks ended
                                                                       Sept. 28, 2002           Sept. 29, 2001
                                                                       --------------           --------------
                                                                                     (unaudited)
                                                                                    (in thousands)
Cash flows from operating activities:
   Net loss                                                                ($ 7,873)                 ( 2,289)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of
            property, plant and equipment                                     1,327                    1,370
         Amortization of goodwill                                                 -                      102
         Amortization of deferred compensation                                   99                       99
         Minority interest                                                       49                       33
         Changes in:
            Accounts receivable, net                                       ( 18,288)                ( 12,510)
            Inventory                                                       ( 9,098)                ( 14,008)
            Prepaid expenses                                                (   492)                  (  272)
            Deferred and recoverable income taxes                           ( 4,089)                  (  779)
            Other                                                           ( 3,847)                      13
            Accounts payable                                                  1,431                    3,519
            Accrued expenses                                                ( 1,434)                 ( 3,076)
            Accrued retirement costs and other                                  669                      734
                                                                           --------                 --------
               Net cash used in operating activities                       ( 41,546)                ( 27,064)
                                                                           ---------                ---------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                          ( 1,994)                 (   784)
                                                                            --------                 --------

Cash flows from financing activities:
   Long-term debt, net of (repayments)                                        2,337                  ( 2,418)
   Proceeds from short-term notes, net                                       32,000                   26,000
   Proceeds from shares issued and other                                        901                       21
                                                                            -------                  -------
         Net cash provided by financing activities                           35,238                   23,603
                                                                            -------                  -------

Effect of exchange rates on cash                                                 36                    (  67)
                                                                          ----------                ---------

Net decrease in cash                                                       (  8,266)                (  4,312)
Cash at the beginning of the period                                          12,258                    6,930
                                                                            -------                  -------
Cash at the end of the period                                               $ 3,992                    2,618
                                                                            =======                  =======

Supplemental cash flow disclosures:
   Interest paid                                                             $  913                      965
                                                                             ======                   ======
   Income taxes paid                                                         $  100                       79
                                                                             ======                  =======



                               Page 4 of 18 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
         for the periods ended September 28, 2002 and September 29, 2001

1. These interim financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. R. G. Barry Corporation and its subsidiaries (the "Company") operate on a fifty-two or fifty-three week fiscal year, ending annually on the Saturday nearest December 31. Fiscal 2002 and 2001 are both fifty-two week years.

3. Income tax benefit for the thirty-nine week periods ended September 28, 2002 and September 29, 2001, consisted of:

                                                             2002                  2001
                                                             ----                  ----
                                                               (in thousands)
               Current and deferred:
                    U. S. Federal and
                        Foreign tax benefit                $ 4,554                  966
                    State and Local tax benefit                651                   89
                                                              ----                 ----
                         Total                             $ 5,205                1,055
                                                           =======                =====

     The income tax benefit reflects a combined federal, foreign, state and local effective rate of approximately 39.9 percent and 31.9 percent for the first three quarters of 2002 and 2001, respectively, as compared to the statutory U. S. federal rate of 34.0 percent in both years.

     Income tax benefit for the periods ended September 28, 2002 and September 29, 2001 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0 percent to pretax loss, as a result of the following:

                                                                 2002                 2001
                                                                 ----                 ----
                                                                       (in thousands)
               Computed "expected" tax
                  expense (benefit):
                    U. S. Federal benefit                         ($ 4,430)            (  1,126)
                    Foreign and other, net                           ( 345)                 130
                    State & Local benefit, net of
                      Federal tax benefit                           (  430)             (    59)
                                                                  ---------             --------
                         Total                                    ($ 5,205)            (  1,055)
                                                                  =========            =========


4. Basic net income (loss) per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan. Diluted loss per common share for the nine-month periods ended September 28, 2002 and September 29, 2001 does not include the effect of potential common shares due to their antidilutive effect.

5.   Inventory by category for the Company consisted of the following:

                                                             September 28,       December 29,
                                                                 2002               2002
                                                                 ----               ----
                                                                      (in thousands)
               Raw materials                                  $  7,870                8,203
               Work in process                                   2,287                1,820
               Finished goods                                   34,710               25,619
                                                                ------               ------
                    Total inventory                           $ 44,864               35,642
                                                              ========               ======


                               Page 5 of 18 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         Under Item 1 of Part I of Form
                10-Q for the periods ended September 28, 2002 and
                         September 29, 2001 - continued

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

    Thirty-nine Weeks Ended                 Barry Comfort
         Sept. 28, 2002                North                                            Intersegment
         (In Thousands)               America           Europe           Thermal        Eliminations         Total
                                      -------           ------           -------        ------------         -----
Net sales                            $ 64,580           $ 7,821          $ 2,745                           $ 75,146
Depreciation and
       amortization                     1,063               146              118                              1,327
Interest income                           132                                                 ( 92)              40
Interest expense                        1,000                33               92              ( 92)           1,033
Pre tax loss                          ( 9,730)            ( 730)         ( 2,569)                          ( 13,029)
Additions to property, plant
       and equipment, net               1,896                81               17                              1,994
Total assets devoted                 $113,989           $ 7,081          $ 4,385          ($ 8,081)       $ 117,374

    Thirty-nine Weeks Ended                 Barry Comfort
         Sept. 29, 2001                North                                            Intersegment
         (In Thousands)               America           Europe           Thermal        Eliminations         Total
                                      -------           ------           -------        ------------         -----
Net sales                            $ 70,320           $ 7,909          $ 4,314                           $ 82,543
Depreciation and
       amortization                     1,073               167              130                              1,370
Interest income                           143                                 30                45              218
Interest expense                          870                28             ( 45)               45              898
Pre tax income (loss)                   ( 191)            ( 350)         ( 2,803)               33          ( 3,311)
Additions to property, plant
       and equipment, net                 637               146                1                                784
Total assets devoted                $ 101,440           $ 8,298          $ 5,876          ($ 3,594)       $ 112,020




                               Page 6 of 18 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         Under Item 1 of Part I of Form
                10-Q for the periods ended September 28, 2002 and
                         September 29, 2001 - continued

7. Restructuring Charges - The Company has previously announced plans to reduce costs and improve operating efficiencies, and recorded restructuring charges as a component of operating expense. The following schedule highlights actual activities for the three quarters through September 28, 2002 and September 29, 2001, respectively.

                                            As of                                                                  As of
                                         Dec. 29,           Charges          Estimate                          Sept. 28,
                                             2001           in 2002       Adjustments     Paid in 2002             2002
                                             ----           -------       -----------     ------------             ----
                                                                        (in thousands)
Employee separations                       $  346             1,252               20             1,111              507
                                           ------          --------            ------          -------           ------
   Total restructuring costs               $  346          $  1,252            $  20           $ 1,111           $  507
                                           ======          ========            ======          =======           ======



                                            As of                                                                  As of
                                         Dec. 30,           Charges          Estimate                          Sept. 29,
                                             2000           in 2001       Adjustments     Paid in 2001             2001
                                             ----           -------       -----------     ------------             ----
                                                                        (in thousands)
Employee separations                       $  527                 -                -               378              149
Noncancelable lease costs                     499                40            ( 282)              100              157
                                          -------            ------           -------            -----           ------
   Total restructuring costs              $ 1,026            $   40           $( 282)            $ 478           $  306
                                          =======            ======           =======            =====           ======


8.   Impact of New Accounting Standards
     Effective January 2002, the Company adopted the Emerging Issues Task Force EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF 00-25 requires certain expenses, formerly characterized as selling expenses, to be recorded as a reduction of net sales and a corresponding decrease in selling, general and administrative expenses. EITF 00-25 requires that, upon adoption, all prior period be reclassified. Accordingly, approximately $7.0 million and $5.2 million of expenses incurred during the first three quarters of 2002 and 2001, respectively, have been recorded as a reduction of net sales. There was no change in the final determination of income (loss) before income taxes or income (loss) after income taxes as a result of the change in accounting principle.

     Effective January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles", which requires, among other things, the discontinuance of goodwill amortization, and substituting an annual assessment of the impairment of existing intangibles. Accordingly, the Company no longer amortizes approximately $2 million of goodwill. The amortization of goodwill during the first three quarters of 2001 was $102 thousand, approximately one cent per share; there was no similar amortization charge during the comparable period in 2002. The Company has determined that no transitional impairment losses need be recognized due to the change in accounting principle.

     In July 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement No. 146 covers costs related to lease termination, certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, and other exit or disposal activity. Statement No. 146 is effective prospectively for exit and disposal plans initiated after December 31, 2002. The Company currently does not expect Statement No. 146 will have a material impact on the Company upon adoption.


                               Page 7 of 18 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements in this Quarterly Report on Form 10-Q, other than statements of historical fact are forward-looking statements as that term is defined in the Private Litigation Reform Act of 1995. These forward-looking statements are based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to our business. In addition to the risks and uncertainties noted in this Form 10-Q, there are factors that could cause results to differ materially from those anticipated by some of the statements made. These factors include product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; the loss of significant customers in connection with mergers, acquisitions, bankruptcies or other circumstances; inherent risks of international development, including foreign currency risks, economic, regulatory and cultural difficulties or delays in our business development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the availability and costs of financing; capacity, efficiency, and supply constraints; weather; the effects of terrorist acts, and governments' responses to terrorist acts, on business activities and customer orders; acts of war; and other risks detailed in our press releases, shareholder communications, and Securities and Exchange Commission filings.
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
As of the end of the third quarter of 2002, we had $45.8 million in net working capital. This compares with $52.3 million at the end of the third quarter of 2001, and $55.2 million at fiscal year-end 2001. The declines in net working capital from the end of the third quarter of 2001 and from the end of fiscal year 2001 to the end of the third quarter of 2002 are primarily the result of the comparatively greater losses we have incurred throughout 2002.

The primary components of net working capital have changed as follows:
- Accounts receivable increased from $34.1 million at the end of the third quarter of 2001, to $34.9 million at the end of the third quarter of 2002. Most of the increase in 2002 is related to one Thermal customer. We believe that there is minimal exposure to bad debts and expect receivables to be at more historically appropriate levels by year-end 2002. Accounts receivable at the end of the third quarter of 2002 have increased by $18.4 million from $16.4 million at the end of fiscal 2001, representing a normal seasonal pattern of change in receivables.
- Inventories at the end of the third quarter of 2002 were $44.9 million compared with $46.8 million one year ago, and $35.6 million as of the end of fiscal 2001. Most of the decrease in inventory from one year ago, reflects a decrease in raw materials and in process inventories on hand from period to period. This decline is consistent with our 3-year strategic plan to purchase increasing amounts of finished goods from third party suppliers and decrease the amount of merchandise produced in our own plants. The amount of inventory has increased from the end of fiscal 2001, representing a normal seasonal pattern of inventory changes from season to season, and is mainly an increase in finished goods on hand to support expected sales later in the year.
- We ended the third quarter of 2002 with $4.0 million in cash and cash equivalents, compared with $2.6 million at the end of the third quarter of 2001. At the end of fiscal 2001, we had $12.3 million in cash and cash equivalents. At the end of the third quarter of 2002, we had borrowed $32 million in short-term notes from our bank, compared with $26 million at the end of the third quarter of 2001. There were no short-term bank borrowings outstanding at the end of fiscal 2001.

Capital expenditures during the first three quarters of 2002 amounted to $2.0 million compared with $784 thousand during the first three quarters of 2001. Most of the increase in capital expenditures from 2001 to 2002, reflects expenditures supporting the implementation of our three-year strategic plan related to establishing cutting, molding, and warehousing operations in Mexico. Expenditures in both periods were funded out of working capital.

                               Page 8 of 18 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

Traditionally, we have leased most of our operating facilities and some of our operating equipment under operating lease arrangements for periods of three to twenty years. We periodically review facilities to determine whether our current facilities will satisfy projected operating needs for the foreseeable future. Most recently late in 2001, we committed to a new leased warehouse facility in Nuevo Laredo, Mexico, and began warehousing operations in Mexico in the Spring of 2002. The projected future annual rental costs of our operating lease commitments are outlined in Note 5 of the Notes to the Consolidated Financial Statements included in our 2001 Annual Report to Shareholders.

We currently have in place an unsecured Revolving Credit Agreement ("Revolver"). The current Revolver became effective in March 2001, and was extended during the first quarter of 2002 through April 30, 2003. The Revolver provides a seasonally adjusted available line of credit ranging from zero during the month of January, to a peak of $30 million from April through November. During the third quarter of 2002, the Revolver was amended to provide an additional $2 million of borrowing capacity for a sixty day period ending November 22, 2002, and to amend certain other covenants. We ended the third quarter of 2002 with $32 million outstanding under the Revolver as compared with $26 million outstanding under the Revolver at the end of the third quarter of 2001. Subsequent to the end of the third quarter of 2002, this additional $2 million of borrowings was repaid. The Revolver contains a number of financial covenants, including: limitations on incurrence of additional debt and liens, maintenance of minimum seasonal tangible net worth, limitations on dividends and other restricted payments, and minimum seasonal earnings before taxes, net interest, depreciation and amortization. We believe that the covenants are not uncommon for agreements of its type and duration. We are in compliance with all the covenants of the Revolver, and all other debt agreements.

Effective January 1, 2002, the 15% duties imposed by the United States on slippers coming from Mexico were eliminated. The duties had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008. With the assistance of two firms, we were successful in accelerating the elimination of these duties. With the successful conclusion of this pursuit, we agreed to pay to these firms an aggregate of approximately $6.2 million, most of which is payable in quarterly installments through the end of 2005. Reflected in current installments and long-term debt is approximately $4.3 million, which represents the discounted present value of the remaining quarterly installments due through 2005. The unamortized cost of the services of these firms, amounting to $4.7 million, is included in other assets as of the end of the third quarter of 2002. These costs are being amortized through the end of 2007, which corresponds with the period of expected benefit from the reduction in duties. Amortization during the first three quarters of 2002 amounted to $620 thousand.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See note 8 of Notes to Consolidated Financial Statements on page 6 of this Form 10-Q, for the impact of recently issued accounting standards.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. This is not new; making estimates about the impact of future events has been a generally accepted practice for nearly all companies in nearly all industries for many many years. We make these estimates after gathering as much information from as many resources as are available at the time, and after reasonably assessing the conditions that exist at the time we prepare the financial reports.

We make these estimates in a consistent manner from period to period, based upon historical trends and conditions, after review and analysis of current events and conditions. Management believes that these estimates reasonably reflect the impact of events that may not become known with certainty until some time in the future.


                               Page 9 of 18 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

The more critical of these accounting policies requiring significant management estimates include: a) an assessment of the estimated costs of returns and allowances that will be required to satisfy commitments made to retailers for the upcoming holiday season, b) an evaluation of any impairment in the realizable value of our inventories in light of the upcoming holiday selling season, the economic environment, and the plans for the next selling season, c) an assessment of the amount of income taxes that will become currently payable or recoverable for the period and what deferred tax costs or benefits will become realizable for income tax purposes in the future as a result of differences between results of operations as reported in conformity with accounting principles generally accepted in the United States of America and the requirements of the complex income tax laws existing in various jurisdictions,
d) an assessment of the ongoing future value of goodwill, and e) estimations of the future costs associated with restructuring charges related to announced operational changes and reconfigurations. In addition, there are other accounting policies, which require less judgmental input by management, that we follow consistently from year to year, and those policies are summarized in Note 1 of the Notes to the Consolidated Financial Statements included in our 2001 Annual Report to Shareholders.

RESULTS OF OPERATIONS
During the third quarter of 2002, net sales of $38.1 million were 8.1 percent lower than net sales of $41.5 million during the same quarter in 2001. For the first three quarters of 2002, net sales amounted to $75.1 million, a 9.0 percent decrease in net sales when compared with the first three quarters of 2001.

In our Barry Comfort North America segment, as noted in the first quarter's Form 10-Q, there was a decline in net sales relating to our shipments to our largest mass merchandizing customer. In an effort to improve their inventory productivity, this customer indicated a desire to reduce their on-hand and backup inventory across the board in footwear. As a consequence, first quarter sales declined by approximately $4 million. We believe that most of these sales will be made up over the remainder of the year, as we expect our business with that customer to be approximately the same throughout 2002 as they were during entirety of 2001. Through the first three quarters of 2002, net sales to this customer have recovered approximately half of the decline experienced in the first quarter of 2002. There have been other decreases in net sales from year to year: i) caused by unexpected returns, during the second quarter of 2002, of approximately $1 million of fall warm-lined footwear primarily from one customer as a consequence of one of the warmest winters ever recorded in the United States, ii) a decline in sales in excess of $2 million, to a customer that has decided to bid out their business through a "reverse auction" process, that we have elected not to pursue, iii) a continuing trend by many retailers to defer their shipments later and later into the season, and iv) a generally difficult retail environment caused by a sluggish worldwide economy.

In the Barry Comfort Europe segment, net sales for the third quarter of 2002 and for the three quarters year to date of 2002, are approximately flat with the comparable periods in 2001, off by less than $100 thousand.

In the Thermal segment, net sales for the first three quarters of 2002 were approximately $1.6 million less than in 2001, with most of that decline occurring during the third quarter of 2002. Approximately $1.2 million of the decline in net sales of Thermal products resulted from our decision to concentrate on the commercial applications of Thermal products and not pursue the applications of this technology to consumer products. In addition, net sales of pizza delivery systems to the home delivery of pizza industry, our principal commercial application of Thermal products, were slightly less during the first three quarters of 2002 compared to 2001. (See also note 6 of the Notes to Consolidated Financial Statements on page 6 of this Form 10-Q, for selected segment information.)


                               Page 10 of 18 pages

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

Gross profit during the third quarter of 2002, amounted to $14.1 million, or
36.9 percent of net sales. This compares with gross profit of $15.7 million, or
37.9 percent of net sales, in the same quarter of 2001. For the first three quarters of the year, gross profit as a percent of net sales was 33.1 percent in 2002 compared with 35.5 percent in 2001. The percent of gross profit improved during the third quarters of each 2002 and 2001, compared with the gross profit percent during the first half in each year; through the first six months of both years, gross profit had been 29.2 percent for 2002 and 33.0 percent for 2001.

During the first half of 2002, we incurred planned one-time or excess costs related to transitioning many manufacturing and distribution processes from the United States to Mexico, which increased the costs of sales and selling, general and administrative expenses during the first half of 2002, when compared with last year. The magnitude of the increase was approximately $3.5 million for the first half of 2002, with approximately $727 thousand of the $3.5 million treated as a restructuring charge during the first quarter. During the transition, we maintained duplicate activities in certain functional areas, running certain operations in parallel in both Texas and Mexico, to ensure a smooth transfer of responsibilities to Mexico, and to ensure that there was no disruption in service to our customers during the transition. This added expense adversely impacted both the cost of sales and the resulting gross profit, as well as the selling, general and administrative expenses, for the both the first half and the first three quarters of 2002.

Selling, general and administrative expenses during the third quarter amounted to $12.8 million, approximately $1.5 million greater than the same quarter one year ago. During the quarter we incurred approximately $700 thousand more shipping expenses than last year, a large portion of which was due to the additional costs incurred relating to the new warehousing operation in Nuevo Laredo, as a result of the high task level of shipping by a team of newly hired associates in a newly established warehouse. For the first three quarters, selling, general and administrative expenses amounted to $36.3 million, compared with $32.7 million for the same period. The increase for the first three quarters also reflects increases in expense, as outlined in the preceding paragraph, during the period of transition of activities to Mexico.

During the nine-months ended September 28, 2002, we incurred approximately $1.3 million in restructuring charges in connection with the ongoing implementation of our strategic plan. Approximately $545 thousand was incurred during the third quarter in connection with restructuring our sales and marketing organization, while the balance of $727 thousand was incurred during the first quarter related to migrating certain manufacturing and distribution operations to Mexico.

Net interest expense increased during both the third quarter and first three quarters of 2002 when compared with the same periods of 2001. During the third quarter of 2002, net interest expense amounted to $493 thousand compared with $453 thousand in the same quarter of 2001. For the first three quarters, net interest expense increased to $993 thousand in 2002, from $680 thousand in 2001. As noted in the above discussion of long-term debt, we will have quarterly fees due through 2005 to the parties that assisted us in obtaining accelerated duty relief. The interest imputed on these quarterly fees was the primary factor contributing to the increase in the level of interest expense for the periods covered. During 2002, we have borrowed more under the Revolver than in 2001, although interest rates in 2002 at approximately 4 percent are nearly 2 percentage points lower than in 2001. In addition, interest income from short-term investments in 2002 was $178 thousand lower than in 2001 primarily as a result of lower amounts of investments and lower market investment income rates from year to year.

For the third quarter of 2002, we realized net income after tax of $202 thousand, or $0.03 per share, compared with net income of $2.6 million, or $0.28 per share, during the same quarter of 2001. For the nine months, we incurred a net loss in 2002 of $7.8 million, or $0.82 per share, compared with a net loss of $2.3 million, or $0.24 per share during the same period in 2001. Per share calculations for both years are the same for both basic income (loss) per share and diluted income (loss) per share.


                               Page 11 of 18 pages

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

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. At the end of the third quarter of 2002, we had net foreign currency exchange contracts outstanding to sell forward the following currencies. All contracts mature later in fiscal 2002.

                                                             Approximate        Estimated Fair            Unrealized
                                  Nominal Amount in     Average Exchange           Value as of           Gain, as of
                                         US Dollars                 Rate        Sept. 28, 2002        Sept. 28, 2002
                                     (in thousands)                                        (in thousands)
Canadian Dollar                               $ 500      US$1 = CAN 1.60                 $ 504                   $ 4
Euros                                         $ 437      US$1 = XEU 1.14                 $ 494                   $57


                        ITEM 4 - Controls and Procedures

(a)  Evaluation of disclosure controls and procedures
     Based on an evaluation of the Company's disclosure controls and procedures conducted within 90 days of the filing date of this Quarterly report on Form 10-Q, carried out under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries, is made known to them, particularly during the period for which this periodic report has been prepared.

(b)  Changes in internal controls
     There were no significant changes made in the Company's internal disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.


                               Page 12 of 18 pages

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

         (a) through (d) Not applicable

ITEM 5.  OTHER INFORMATION

         No response required

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS:  See index to exhibits on page 17.

        (b)  REPORTS ON FORM 8-K:
                  On August 20, 2002, R. G. Barry Corporation (the "Registrant")
              filed a Current Report on Form 8-K, dated August 19, 2002, including a press release announcing the resignation of William Lenich as President and Chief Operating Officer of the Registrant and as a member of the Registrant's Board of Directors.

                  On September 26, 2002, the Registrant filed a Current Report on Form 8-K, dated that same day, to report that the Registrant, as borrower, had entered into a Second Amendment to revolving Credit Agreement with The Huntington National Bank, as lender.

                  On October 22, 2002, the Registrant filed a Current Report on
              Form 8-K, dated that same day, including a press release announcing that the Registrant had revised downward its revenue and earnings forecast for 2002 and expected to report a loss for the full year.

                  On November 1, 2002, the Registrant filed a Current Report on
              Form 8-K, dated that same day, including a press release reporting a small third quarter profit and reiterating that the Registrant expected to report a loss for the full year.



                               Page 13 of 18 pages

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




                                                R. G. BARRY CORPORATION
                                                ------------------------
                                                Registrant

Dated:  November 12, 2002
--------------------------
                                                /s/ DANIEL D. VIREN
                                                --------------------
                                                Daniel D. Viren
                                                Senior Vice President - Finance
                                                (Principal Financial Officer)
                                                (Duly Authorized Officer)




                               Page 14 of 18 pages

                                  CERTIFICATION

I, Gordon Zacks, certify that

1.   I have reviewed this quarterly report on Form 10-Q of R. G. Barry
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002
                                             /s/ GORDON ZACKS
                                             ----------------
                                             Printed Name: Gordon Zacks
                                             Title:  Chief Executive Officer





                               Page 15 of 18 pages

                                  CERTIFICATION

I, Daniel D. Viren, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of R. G. Barry
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002
                                             /s/ DANIEL D VIREN
                                             ------------------
                                             Printed Name: Daniel D. Viren
                                             Title:  Chief Financial Officer




                               Page 16 of 18 pages

                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS

    Exhibit No.                            Description                                      Location
    -----------                            -----------                                      --------
         4            Second Amendment to Revolving Credit Agreement, dated    Incorporated herein by reference to
                      as of September 23, 2002, between The Huntington            Exhibit 4 of the Registrant's
                      National Bank, as lender and the Registrant              Current Report on Form 8-K dated as
                                                                                      of September 26, 2002
                                                                                        [File No. 1-8769]

        99.1          Certification pursuant to 18 U. S. C. Section 1350,
                      as adopted pursuant to Section 906 of the                              Page 18
                      Sarbanes-Oxley Act of 2002 (Chief Executive Officer
                      and Chief Financial Officer)



                               Page 17 of 18 pages