Form 10-K
period 2002-12-28
BARRY R G CORP /OH/
filed 2003-03-28
CIK 749872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 28, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission File Number 1-8769

                             R. G. BARRY CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Ohio                                          31-4362899
--------------------------------------------               --------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

13405 Yarmouth Road N.W., Pickerington, Ohio                       43147
--------------------------------------------                    -----------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (614) 864-6400

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
------------------------------         -----------------------------------------
Common Shares, Par Value $1.00                 New York Stock Exchange

Series I Junior Participating                  New York Stock Exchange
Class A Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $45,593,940 as of June 28, 2002.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,808,175 common shares, $1.00 par value, as of March 17, 2003.

                                                  [Continuation of facing page.]

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 2002, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                      Index to Exhibits begins on Page E-1.

                                     PART I

ITEM 1.  BUSINESS.

                                     GENERAL

     R. G. Barry Corporation ("R. G. Barry") was incorporated under Ohio law in 1984. R. G. Barry's principal executive offices are located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, and its telephone number is (614) 864-6400.
R. G. Barry's common shares are listed on the New York Stock Exchange under the symbol "RGB."

     R. G. Barry maintains an Internet website at www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate R. G. Barry's website into this Annual Report on Form 10-K). R. G. Barry makes available free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after R. G. Barry electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "SEC").

     R. G. Barry and its subsidiaries, R. G. B., Inc., Barry de Mexico, S. A. de C.V., Barry de Acuna, S. A. de C.V., Barry de Zacatecas, S. A. de C.V., Procesadora de Nuevo Laredo, S. A., Barry Comfort de Mexico, S. A., Barry Distribution Center de Mexico, S. A., ThermaStor Technologies, Ltd., R. G. Barry (Texas) LP, R. G. Barry International, Inc., R. G. Barry Holdings, Inc., R. G. Barry (France) Holdings, Inc., Escapade, S.A., Fargeot et Compagnie, S.A., and Vesture Corporation (R. G. Barry and its subsidiaries are referred to collectively as the "Company"), manufacture and market comfort footwear as well as products that use thermal retention technology to preserve and/or transport temperature-sensitive or perishable commodities such as food.

     During the fiscal year ended December 28, 2002, the Company had three operating segments: the Barry Comfort North America group, which includes at- and around-the-home comfort footwear products manufactured and sold in North America; the Barry Comfort Europe group, which includes at-and around-the-home comfort footwear products sold in Europe and footwear products sold by Fargeot; and the Thermal group, which includes thermal retention technology products. Financial information on the Company's segments for the three years ended December 28, 2002, is presented in Note (14) of the Notes to Consolidated Financial Statements on pages 34, 35 and 36 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 28, 2002, which financial information is incorporated herein by this reference.

CHANGES IN THE BARRY COMFORT NORTH AMERICA GROUP BUSINESS

     Two major drivers of change continue to directly impact the Company's at- and around-the-home comfort footwear business. The first is globalization and the second is retail consolidation. The confluence of these forces has created a very competitive marketplace in which more and more suppliers are chasing fewer and fewer customers. The Company's focus for more than two years has been on moving the Company's core comfort footwear business from a slow-to-market, capacity-driven orientation, to a fast-to-market, product-design, market-driven focus.

     The 2003 fiscal year represents the final year of the Company's three-year strategic plan. During 2002, the Company completed that portion of the strategic plan related to repositioning activities in lower cost locations, except for the closing of the Company's Goldsboro, North Carolina distribution center which will be closed in early 2003.

     In October 2001, the Company announced a decision to close the sole molding operations in San Angelo, Texas and relocate those activities to Nuevo Laredo, Mexico. This shift was completed during the first half of the 2002 fiscal year.

     On January 7, 2002, R. G. Barry announced that it had been granted accelerated elimination of United States and Mexican tariffs on slippers under the North American Free Trade Agreement ("NAFTA"). The 15% tariff on slippers made in Mexico and sold in the United States was eliminated effective January 1, 2002. Without such elimination, the tariff on Mexican-manufactured slippers would have been phased out under NAFTA over six years at the rate of 2.5% per year with tariffs eliminated in their entirety on January 1, 2008. R. G. Barry had applied in 2001 to the Office of the United States Trade Representative for early elimination of the tariffs under procedures established under NAFTA. The accelerated elimination of the tariffs allowed the Company to relocate cutting and molding operations from the United States to Mexico and to significantly reduce costs and lead times.

     After receiving accelerated elimination of the NAFTA tariffs in January 2002, the Company announced the transfer of cutting subassembly operations from Laredo, Texas to Nuevo Laredo, Mexico and in a coordinated move, announced the significant reduction of sewing operations in Nuevo Laredo, Mexico. The Company completed the transfer of these operations during the first half of the 2002 fiscal year. In conjunction with the relocation of all of the Company's remaining U.S. manufacturing operations to Nuevo Laredo, the Company closed its San Angelo and Laredo, Texas manufacturing facilities in the first half of 2002.

     In March 2002, the Company opened a new state-of-the-art, quick-response replenishment distribution center in Nuevo Laredo, Mexico. The Company believes that this distribution capability coupled with its Mexican manufacturing capacity, will give the Company a time advantage in the management of the automatic demand pull replenishment (EDI) component of the business over competitors who source products solely from the Orient. The EDI business presently accounts for approximately one-third of the Company's net sales, and the Company expects this business to grow significantly over the next few years.

     In the fourth quarter of the 2002 fiscal year, the Company announced a decision to close its Goldsboro, North Carolina distribution center in early 2003.

     Further information concerning the restructuring changes which occurred in the Barry Comfort North America group in the 2002 fiscal year as well as in the 2001 and 2000 fiscal years is presented in Note (15) of the Notes to Consolidated Financial Statements on pages 36 and 37 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 28, 2002, which information is incorporated herein by this reference.

CHANGES IN THE BARRY COMFORT EUROPE GROUP BUSINESS

     In January 2003, the Company announced that it had entered into a five-year licensing agreement for the sales, marketing and sourcing of its soft washable slipper brands in Europe with a subsidiary of the privately-held British comfort footwear and apparel firm GBR Limited.

     The GBR Limited subsidiary has been granted a license to sell, source and distribute the Company's various brands of at- and around-the-home comfort footwear in all channels of distribution in the United Kingdom, The Republic of Ireland, France and through selected customers in specific other

European countries in exchange for royalty payments on net sales. The Company will close its Wales distribution center and Paris sales office during the first half of 2003 and transfer responsibility for its French sales force and all selling, marketing and financial administration functions in Europe to the GBR Limited subsidiary. The Company will retain title to all of its patents and trademarks for products sold under the licensing agreement.

     The Company's French subsidiary, Fargeot et Compagnie, S.A., is not part of the licensing agreement with GBR Limited. The Company will continue to maintain and operate its Fargeot footwear operations in southern France. Fargeot et Compagnie, S.A. generally serves smaller independent retailers and export markets with a style of footwear that is different from the Company's traditional comfort footwear products. Fargeot's products generally are not washable as opposed to the Company's footwear for at- and around-the-home.

     Further information concerning the restructuring charges announced for the Barry Comfort Europe group is presented in Note (15) of the Notes to Consolidated Financial Statements on pages 36 and 37 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 28, 2002, which information is incorporated herein by this reference.

CHANGES IN THE THERMAL GROUP BUSINESS

     Through its Vesture Corporation subsidiary, the Company manufactures and markets thermal retention technology products incorporating the Company's MICROCORE* technologies. The Thermal products business is a segment of the Company's business which, for the past several years, the Company has not operated profitability. The Company is actively exploring several options which it expects will curb the losses incurred by Vesture Corporation.

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

BARRY COMFORT NORTH AMERICA/BARRY COMFORT EUROPE

     Historically, the Company's primary products have been foam-soled, soft, washable slippers for men, women and children. The Company developed and introduced women's Angel Treads*, the world's first foam-soled, soft, washable slipper, in 1947. Since that time, the Company has introduced additional slipper-type brand lines for men, women and children designed to provide comfort, softness and washability. These footwear products are sold, for the most part, under various brand names including Angel Treads*, Barry Comfort(TM), Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, EZfeet*, Fargeot, Madye's*, Snug Treds*, Soft Notes*, Sole(TM), Terrasoles(TM) and ZiZi(TM). The Company has also at times marketed slipper-type footwear under licensed trademarks. See "TRADEMARKS AND LICENSES."

---------
*Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

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

     The Company believes that many consumers of its slippers are loyal to the Company's brand lines, usually own more than one pair of slippers and have a history of repeat purchases. Substantially all of the slipper brand lines are displayed on a self-selection basis in see-through packaging at the point of purchase and have appeal to the "impulse" buyer. The Company believes that many of the slippers are purchased as gifts for others during the Christmas season, with approximately 70% of sales occurring in the second half of the year compared to approximately 30% in the first half of the year.

     Many styles of slipper-type footwear have become standard in the Company's brand lines and are in demand year after year. For some of these styles, the most significant changes made in response to fashion changes are in ornamentation, fabric and/or color. The Company often introduces new, updated styles of slippers with a view toward enhancing the fashion appeal and freshness of its products. The Company anticipates that it will continue to introduce new styles in future years in response to fashion changes.

     It is possible to fit most consumers of the Company's slipper-type footwear within a range of four to six sizes. This allows the Company to carry lower levels of inventories in these slipper lines compared to other footwear manufacturers.

     In 2002, the Company introduced the Zizi(TM) brand of at- and around-the-home footwear, sandals and casual shoes. The Zizi(TM) brand and its derivative brands are targeted to women in the 18 to 30 age range. Zizi(TM) will be sold in the woman's shoe departments of better department stores. This line was tested in Fall/Winter 2002 exclusively at Nordstrom, and the Company expects to roll out Zizi(TM) and its derivative brands nationally in 2003.

     Terrasoles(TM) is a footwear concept targeted toward adult women who currently wear old shoes at home. These women define comfort as firm, secure footing, not the soft, yielding comfort of our slippers. Their lifestyles are such that they are in and out of the house frequently, but they do not want to frequently change footwear. Terrasoles(TM) offer promise as a fashion-appropriate, affordable alternative to old shoes.

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

     In 2001, the Company made a strategic decision to focus on the commercial application of MICROCORE* patented thermal retention technology, either hot or cold, to preserve and/or transport temperature-sensitive or perishable commodities. Presently, the Company's primary focus is on products used to transport pizza. The Company's pizza delivery systems are designed to keep pizza hot at oven temperatures for an extended time period so that pizza marketers may deliver pizza to a home oven-hot, dry and crisp. The Company continues in various stages of testing future delivery systems with pizza chains. The Company has also worked with other prepared food providers on potential delivery systems to meet their unique needs.

     As noted in the section captioned "CHANGES IN THE THERMAL GROUP BUSINESS" above, the Company is actively exploring several options which it expects will curb the losses incurred in the Thermal group business.

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

     Each spring and autumn and at other times during the year, new designs and styles are presented to buyers representing the Company's retail customers at regularly scheduled showings. Company designers also produce new styles and experimental designs throughout the year which are evaluated by the Company's sales and marketing personnel. Buyers for department stores and other large retail customers attend the spring and autumn showings. Company salespersons regularly visit retail customers. The Company also regularly makes catalogs available to its current and potential customers and periodically follows up with current and potential customers by telephone. In addition, the Company participates in trade shows, both regionally and nationally.

     The Company has maintained a sales office in New York City to which buyers for department stores and other large retail customers have made periodic visits. This sales office will be closed in 2003. The Company intends to make more use of visits to customer locations by Company salespersons and will rent showroom space in New York City during the spring and autumn showings.

     During the 2002 and 2001 Christmas selling seasons, the Company provided approximately 500 temporary merchandisers to service the retail selling floor of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with computerized EDI systems the Company maintained with the stores, put the Company in a position to optimize its comfort footwear business during the fourth quarter.

     Sales during the last six months of each year have historically been greater than during the first six months. The Company's inventory is largest in early autumn in order to accommodate the retailers' fall and Christmas selling seasons.

     The Company advertises principally in the print media and these promotional efforts are often conducted in cooperation with customers. The Company's products are displayed at the retail-store level on a self-selection and gift-purchase basis.

     The Company also markets its comfort footwear products in Canada, Mexico and several other countries around the world. In the 2002 fiscal year, the Company's European net sales comprised approximately 8% of its consolidated net sales, while European, Mexican and Canadian net sales combined to represent 11% of consolidated net sales. In the 2001 fiscal year, the Company's European net sales comprised approximately 8% of its consolidated net sales, while European, Mexican and Canadian net sales combined to represent 9% of consolidated net sales. Financial information for the three years ended December 28, 2002 for the geographic areas in which the Company operates is presented in Note (14) of the Notes to Consolidated Financial Statements on pages 34, 35, and 36 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 28, 2002, which financial information is incorporated herein by this reference.

     AS DISCUSSED ABOVE IN THE SECTION CAPTIONED "CHANGES IN THE BARRY COMFORT EUROPE GROUP BUSINESS," in January 2003, the Company entered into a five-year licensing agreement with a subsidiary of GBR Limited for the sales, marketing and sourcing of the Company's soft washable slipper brands in all channels of distribution in the United Kingdom, Ireland, France and through selected customers in specific other European countries. The Company will receive royalty payments on net sales. The Company had previously worked with GBR Limited through a strategic alliance formed in 2000 to sell comfort footwear products in the United Kingdom and Ireland. Under that distributorship-like arrangement, the Company had shifted responsibility for marketing, selling, planning and financial administration for its products in the United Kingdom and Ireland to the new company formed in the alliance.

     The Company markets its thermal retention commercial products directly to prospective customers through Company personnel.

                            RESEARCH AND DEVELOPMENT

     Most of the Company's research efforts are undertaken in connection with the design and consumer appeal of new styles of slipper-type footwear and thermal retention products. During the 2002, 2001 and 2000 fiscal years, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $3.2 million, $3.1 million and $2.7 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 50 employees are engaged full time in research and product design.

                                    MATERIALS

     The principal raw materials used by the Company in the manufacture of its slipper and thermal retention product brand lines are textile fabrics, threads, foams and other synthetic products. All are available from a wide range of suppliers. The Company has experienced no difficulty in obtaining raw materials from suppliers and anticipates no future difficulty.

                             TRADEMARKS AND LICENSES

     Approximately 96% of the Company's sales are represented by brand items sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products. The trademarks which are most widely used by the Company include: (a) Angel Treads*, Barry Comfort(TM), Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, EZfeet*, Fargeot, Madye's*, Snug Treds*, Soft Notes*, and Sole(TM), Terrasoles(TM) and ZiZi(TM). in the Company's Barry Comfort businesses; and (b) MICROCORE*, POWERTECH* and Vesture,* in the Company's Thermal business. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

     The Company has also sold comfort footwear under various names as licensee under license agreements with the owners of those names. In the 2002 fiscal year, net sales under the Liz Claiborne**, Claiborne** and Villager** labels pursuant to the license agreement described below represented less than 3% of the Company's consolidated net sales. In the 2001 fiscal year, net sales under the Liz Claiborne**, Claiborne**, and Villager** labels represented less than 2% of the Company's consolidated net sales. For the 2000 fiscal year, less than 1% of the Company's consolidated net sales were represented by footwear sold under these or other licensed names.

     In November 2000, R. G. Barry entered into a license agreement with a subsidiary of Liz Claiborne, Inc. which allows R. G. Barry to manufacture and market slippers under the Liz Claiborne**, Claiborne** and Villager** labels. R.
G. Barry's Liz Claiborne** Slippers for Women and Claiborne** Slippers for Men are and will be sold in upper-tier department stores and specialty retailers nationwide. The first collections of Liz Claiborne** Slippers for Women became available to the trade in March 2001, for Fall 2001 delivery. Claiborne** slippers for men are expected to be introduced in Fall 2003. The Liz Claiborne** Slippers for Women initially have been sold within the United States and Canada, although the licensor may, in its discretion, grant R. G. Barry the right to distribute these slippers in other foreign countries. The initial term of the license agreement continues through December 31, 2005, and is renewable for an additional five-year term if the net sales of slippers bearing the Liz Claiborne**, Claiborne** and Villager** labels for the year immediately preceding the last year of the initial term equal or exceed a specified level. The licensor has the right to terminate the license agreement if minimum specified net sales levels are not achieved for two consecutive years.

     The Company has also manufactured comfort footwear for customers which sell the footwear under their own private labels. These sales represented less than 2% of the Company's consolidated net sales during the 2002 fiscal year.

                                    CUSTOMERS

     The customers of the Company which accounted for more than 10% of the Company's consolidated net sales in the 2002 and 2001 fiscal years were Wal-Mart Stores, Inc. and J.C. Penney Company, Inc., both Barry Comfort North America customers. Wal-Mart Stores, Inc. accounted for 26% and 22% of consolidated net sales in 2002 and 2001, respectively, and J. C. Penney Company, Inc. accounted for 11% and 10% of consolidated net sales in 2002 and 2001, respectively. The only customer

---------
** Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

of the Company which accounted for more than 10% of the Company's consolidated net sales in the 2000 fiscal year was Wal-Mart Stores, Inc., which accounted for 21%.

                                BACKLOG OF ORDERS

     The Company's backlogs of orders at the close of the 2002 and 2001 fiscal years were approximately $3.0 million and $6.6 million, respectively. The Company anticipates that a large percentage of the unfilled sales orders as of the end of the 2002 fiscal year will be filled during the current fiscal year.

     The Company's backlog of unfilled sales orders is often largest after the spring and autumn showings of the Company. For example, the Company's approximate backlog of unfilled sales orders following the conclusion of such showings during the last two years was: August 2002 -- $61 million; August 2001 -- $50 million; February 2002 -- $9 million; and February 2001 -- $8 million. The Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 70% of such sales occur during the second half of the year as compared to approximately 30% during the first half of the year.

                                    INVENTORY

     While some styles of the Company's slipper-type brand lines change little from year to year, the Company has also introduced, and intends to continue to introduce, new, updated styles in an effort to enhance the comfort and fashion appeal of its products. As a result, the Company anticipates that some of its slipper styles will continue to change from season to season, particularly in response to fashion changes. Historically, the Company has had a limited and manageable exposure to obsolete inventory. However, in 2000, as a result of the Company's aggressive effort to lower inventory levels, the Company sold a sizeable amount of obsolete and out-of-season inventory in a short period of time for little or no profit. During the 2002 and 2001 fiscal years, the level of obsolete inventory remained at manageable levels and the Company believes it will be able to control the level of obsolete inventory in the future.

     The accelerated elimination of the NAFTA tariffs should allow the Company in the foreseeable future to keep its company-owned plant manufacturing costs competitive with products produced offshore while taking advantages of the benefits of manufacturing in the Company's own North American plants. Nevertheless, the Company intends to continue its ongoing plans to reduce its company-owned capacity to a level supported by demand visibility and to outsource the balance from Chinese and other foreign contract suppliers. The Company plans to import approximately one-third of its product needs from China and other Asian countries by the end of 2003. Early in 2001, the Company opened a representative office in Hong Kong, which is responsible for procuring outsourced products from the Far East. This supply strategy is expected to reduce inventory risks and markdowns by allowing the Company to better plan inventory purchases in line with customers' demands.

                                   COMPETITION

     The Company operates in the portion of the footwear industry providing comfort footwear for at- and around-the-home. The Company believes that it is a small factor in the highly competitive footwear industry. The Company also believes that it is the world's largest manufacturer of comfort footwear for at- and around-the-home. The Company also operates in an area where it provides portable warmth and cold through its line of thermal retention technology products. The Company competes primarily on the basis of the value, quality and comfort of its products, service to its customers, and its marketing expertise. The Company knows of no reliable published statistics which indicate its current relative position in the footwear or any other industry or in the portion of the footwear industry providing comfort footwear for at and around the home or its current relative position in the thermal retention product industry. However, the Company believes that it serves approximately 40% of the U.S. slipper market.

                MANUFACTURING, SALES AND DISTRIBUTION FACILITIES

     The Company has five manufacturing facilities. The Company operates sewing plants in Nuevo Laredo, Ciudad Acuna, and Zacatecas, Mexico. During the 2001 fiscal year, the Company operated a cutting plant in Laredo, Texas and a sole molding operation in San Angelo, Texas. As discussed above in the section captioned "CHANGES IN THE BARRY COMFORT NORTH AMERICA GROUP BUSINESS", these operations were relocated to Nuevo Laredo, Mexico during the 2002 fiscal year. The Company produces thermal retention products at its manufacturing facilities in Asheboro, North Carolina. The Company is actively exploring several options that will curb the losses at its Vesture Corporation subsidiary which may include ceasing manufacturing operations at the Asheboro facilities.

     The Company maintains sales offices in New York City, New York and Paris, France and a sourcing representative office in Hong Kong. As discussed above, the Company plans to close the sales offices in New York and Paris during the first half of 2003. The Company also operates distribution centers in Asheboro and Goldsboro, North Carolina; San Angelo and Laredo, Texas; Rhymney, Gwent, Wales; and Thiviers, France. The Company opened a new distribution center in Nuevo Laredo, Mexico during the first half of the 2002 fiscal year, replacing the distribution center in Laredo, Texas with one closer to its manufacturing facilities. The distribution centers in Goldsboro, North Carolina and Wales will be closed during the first half of 2003.

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

                                    EMPLOYEES

     At the close of the 2002 fiscal year, the Company employed approximately 2,300 persons worldwide.

ITEM 2.  PROPERTIES.

     The Company owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, containing approximately 55,000 square feet as well as a warehouse facility in Goldsboro, North Carolina, containing approximately 170,000 square feet. The warehouse facility in Goldsboro will be closed during the first half of 2003. The Company intends to sell or lease the Goldsboro facility to a third party.

     The Company leases space aggregating approximately 1 million square feet at an approximate aggregate annual rental of $3.1 million. The following table describes the Company's principal leased properties:


                                                               Approximate       Approximate       Lease
Location                                     Use               Square Feet      Annual Rental     Expires    Renewals
--------                                     ---               -----------      -------------     -------    --------

Empire State Building            Sales Office                      4,300         $115,000           2003     None
New York City, N.Y. (1)

2800 Loop 306                    Shipping, Distribution          145,800         $166,000 (2)       2005     10 years
San Angelo, Texas                Center

Distribution Center              Shipping, Distribution          172,800         $465,000 (2)       2007     15 years
San Angelo, Texas                Center

Cesar Lopez de Lara              Manufacturing, Office            90,200         $300,000 (2)       2004     None
  Ave.
Nuevo Laredo, Mexico

Ciudad Acuna                     Manufacturing, Office            64,700         $302,000 (2)       2004     5 years
  Industrial Park
Ciudad Acuna, Mexico

Manhattan Avenue                 Shipping, Distribution          144,000         $675,000 (2)       2012     None
Nuevo Laredo, Mexico             Center

Bob Bullock Loop                 Warehouse, Office               165,000         $386,000 (2)       2004     1 term of 5
Laredo, Texas                                                                                                years

Bob Bullock Loop                 Warehouse, Storage               76,000         $191,000 (2)       2006     5 years
Laredo, Texas

Industrial Zone                  Manufacturing                    26,200         $ 48,000           2003     1 term of 5
Zacatecas, Mexico                                                                                            years

Industrial Zone                  Manufacturing                    25,800         $ 58,000           2005     3 terms-5
Zacatecas, Mexico                                                                                            years each

120 E. Pritchard St.             Manufacturing, Office,           57,500         $ 96,000 (2)       2003     None
Asheboro, North Carolina (3)     Shipping, Distribution
                                 Center

8000 Interstate                  Administrative Office            11,000         $211,000           2007     None
  Highway 10 West
San Antonio, Texas

Rhymney, Gwent, Wales (4)        Shipping, Distribution            8,000         $ 21,000    Month-to-Month  N/A
                                 Center


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
7 Wing Hong Street               Office
Lai Chi Kok, Kowloon
Hong Kong

---------

(1)  This sales office will be closed during the first half of 2003.

(2)  Net lease.

(3) In December 2001, the former owners of Vesture Corporation acquired this property and are leasing the property to the Company.

(4)  This distribution center will be closed during the first half of 2003.

     The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and suitable for their present uses.


ITEM 3.  LEGAL PROCEEDINGS.

     On October 19, 2001, the Vesture subsidiary of R. G. Barry received a charge that its MICROCORE* pizza delivery system infringed on two United States Patents, U.S. Patent Nos. 6,232,585 and 6,274,856 (the "Patents") owned by Thermal Solutions, Inc. ("Thermal Solutions") and licensed to CookTek, Inc. ("CookTek"). After receiving the charge of infringement, Vesture and its counsel evaluated the Patents and reached the conclusion that the Patents were not infringed. To protect its rights, on November 2, 2001, Vesture filed an action in the United States District Court for the Middle District of North Carolina (Civil Action No. 1:01CV01006 (the "North Carolina Action")) seeking a declaratory judgment that the Patents are not infringed by Vesture and an order enjoining and restraining Thermal Solutions and CookTek from further charges of infringement, or acts of enforcement based on the Patents against Vesture and Vesture's actual and prospective customers. Vesture also sought damages for CookTek's and Thermal Solutions' unfounded charges of infringement and sales lost as a result of those charges. After the North Carolina Action was filed, Thermal Solutions and CookTek filed suit against Vesture on November 9, 2001, in the United States District Court for the District of Kansas (Civil Action No. 01-2537-JWL (the "Kansas Action")), alleging infringement of the Patents. Because the North Carolina Action was filed first, it had priority. The Kansas Action was voluntarily dismissed by Thermal Solutions and CookTek on December 6, 2001, in favor of the North Carolina Action, where they counterclaimed for infringement of the Patents.

     R. G. Barry believes that the patent infringement allegations against Vesture are without merit and intends to defend vigorously against them. However, R. G. Barry does not believe it is feasible to predict the outcome of the North Carolina Action. The timing of the final resolution of North Carolina Action is also uncertain.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the names and ages of the executive officers of
R. G. Barry as of March 17, 2003, the positions with R. G. Barry presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his principal occupation for more than five years. Executive officers serve at the discretion of the Board of Directors and in the case of Messrs. Zacks, Galvis and Viren, pursuant to employment agreements.


                                                 Position(s) Held with R. G. Barry and
Name                                   Age       Principal Occupation(s) for Past Five Years
----                                   ---       -------------------------------------------

Gordon Zacks                           70        Chairman of the Board and Chief Executive Officer since 1979,
                                                 President from 1992 to February 1999 and since August 2002 and a
                                                 Director since 1959, of R. G. Barry

Christian Galvis                       61        Executive Vice President - Operations and a Director since 1992,
                                                 President - Operations of Barry Comfort Group since 1998, and Vice
                                                 President - Operations from 1991 to 1992, of R. G. Barry

Thomas F. Couglin                      46        Executive Vice President - Sales & Marketing since August 2002 and
                                                 Executive Vice President - Sales from April to August 2002, of R.
                                                 G. Barry; Senior Vice President - Sales from 1998 to April 2002, and Vice President - National Accounts from 1996 to 1998, of
                                                 Springs Industries, Inc., a home textiles manufacturing company

Daniel D. Viren                        56        Senior Vice President - Finance and Chief Financial Officer since
                                                 June 2000, Secretary and Treasurer since October 2000, Senior Vice
                                                 President - Administration from 1992 to July 1999, Assistant
                                                 Secretary from 1994 to July 1999, and a Director since 2001, of
                                                 R. G. Barry; Senior Vice President and Chief Financial Officer of
                                                 Metatec International, Inc., an international information
                                                 distribution company, from July 1999 to June 2000

Donald G. Van Steyn                    58        Vice President - Chief Information Officer since May 2000, Vice
                                                 President - Information Systems/Services from 1996 to May 2000 and
                                                 Director of Information Services from 1988 to 1996, of R. G. Barry

Harry Miller                           60        Vice President-Human Resources of R. G. Barry since 1993


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information called for in Item 201(a) through (c) of Regulation S-K is incorporated herein by reference to page 8 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 28, 2002.

     No disclosure is required under Item 701 of Regulation S-K.


ITEM 6. SELECTED FINANCIAL DATA.

     The information called for in this Item 6 is incorporated herein by reference to pages 6 and 7 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 28, 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information called for in this Item 7 is incorporated herein by reference to pages 9 through 19 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 28, 2002.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of December 28, 2002, R. G. Barry and its subsidiaries were not party to any market risk sensitive instruments which would require disclosure under Item 305 of Regulation S-K.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Balance Sheets of R. G. Barry and its subsidiaries as of December 28, 2002 and December 29, 2001, the related Consolidated Statements of Operations, of Shareholders' Equity and Comprehensive Income and of Cash Flows for each of the fiscal years in the three-year period ended December 28, 2002, the related Notes to Consolidated Financial Statements and the Independent Auditors' Report, appearing on pages 20 through 38 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 28, 2002, are incorporated herein by reference. Quarterly Financial Data set forth on page 8 of R. G. Barry's Annual Report to Shareholders for the fiscal year ended December 28, 2002, are also incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for in this Item 10 is incorporated herein by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2003, under the captions "ELECTION OF DIRECTORS," "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS--Employment Contracts and Termination of Employment and Change in Control Arrangements." In addition, information concerning R. G. Barry's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "Supplemental Item. Executive Officers of the Registrant."

     No disclosure is required under Item 405 of Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION.

     The information called for in this Item 11 is incorporated herein by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2003, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS." Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information called for in this Item 12 regarding security ownership of certain beneficial owners and management is incorporated herein by reference to
R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2003, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Summary of Cash and Other Compensation, - Equity Compensation Plan Information, - Directors' Compensation and - Employment Contracts and Termination of Employment and Change in Control Arrangements."

     The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2003, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Equity Compensation Plan Information."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for in this Item 13 is incorporated herein by reference to R. G. Barry's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2003, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."


ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     Based on an evaluation of the Company's disclosure controls and procedures conducted within 90 days of the filing date of this Annual Report on Form 10-K, carried out under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which this periodic report has been prepared.

(b) Changes in Internal Controls.

     There were no significant changes made in the Company's internal disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements.

          For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 25.

(a)(2)    Financial Statement Schedules.

          For a list of all financial statement schedules included in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 25.

(a)(3)    Exhibits.

          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of these exhibits, see "Index to Exhibits" beginning at page E-1.

(b)       Reports on Form 8-K

          On October 22, 2002, R. G. Barry filed a Current Report on Form 8-K, dated that same day, including a press release announcing that R. G. Barry had revised downward its revenue and earnings forecast for 2002 and expected to report a loss for the full year.

          On November 1, 2002, R. G. Barry filed a Current Report on Form 8-K, dated that same day, including a press release reporting a small third quarter profit and reiterating that R. G. Barry expected to report a loss for the full year.

          On January 9, 2003, R. G. Barry filed a Current Report on Form 8-K, dated that same day, reporting that on December 27, 2002, R. G. Barry had entered into a new $32.0 million secured Revolving Credit Agreement with The Huntington National Bank to refinance the unsecured Revolving Credit Agreement between R. G. Barry and Huntington dated March 12, 2001, as amended on February 22, 2002 and September 23, 2002.

(c)       Exhibits

          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1.

(d)       Financial Statement Schedules

          Financial Statement Schedules included with this Annual Report on Form 10-K are attached hereto. See "Index to Financial Statements and Financial Statement Schedules" at page 25.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    R. G. Barry Corporation

Dated:  March 28, 2003
                                    By:   /s/ Daniel D. Viren
                                       -----------------------------------------
                                         Daniel D. Viren,
                                         Senior Vice President-Finance,
                                         Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the 28th day of March, 2003.

Name                                 Capacity
----                                 --------

               *                     Chairman of the Board, Chief Executive
-------------------------------      Officer, President and Director
Gordon Zacks

               *                     Executive Vice President - Operations,
-------------------------------      President - Operations of Barry Comfort
Christian Galvis                     Group and Director

/s/ Daniel D. Viren                  Senior Vice President - Finance, Secretary
-------------------------------      and Treasurer (Chief Financial and
Daniel D. Viren                      Principal Accounting Officer) and Director

                                     Director
-------------------------------
Philip G. Barach

               *                     Director
-------------------------------
Harvey M. Krueger

               *                     Director
-------------------------------
Roger E. Lautzenhiser

                                     Director
-------------------------------
Janice Page

               *                     Director
-------------------------------
Edward M. Stan

               *                     Director
-------------------------------
Harvey A. Weinberg

--------------
* By Daniel D. Viren pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.



 /s/ Daniel D. Viren
-------------------------------
Daniel D. Viren

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Gordon Zacks, certify that:

          1. I have reviewed this annual report on Form 10-K of R. G. Barry Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 28, 2003               By:   /s/ Gordon Zacks
                                        ----------------------------------------
                                        Gordon Zacks, Chairman of the Board,
                                        Chief Executive Officer and President

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Daniel D. Viren, certify that:

          1. I have reviewed this annual report on Form 10-K of R. G. Barry Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 28, 2003              By:  /s/ Daniel D. Viren
                                       -----------------------------------------
                                         Daniel D. Viren,
                                         Senior Vice President - Finance,
                                         Secretary and Treasurer
                                         (Chief Financial Officer)

                             R. G. BARRY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 28, 2002

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                           PAGE(S) IN ANNUAL REPORT TO
DESCRIPTION OF FINANCIAL STATEMENTS (ALL OF WHICH ARE                                        ARE SHAREHOLDERS FOR THE
INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON                                              FISCAL YEAR ENDED
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002)                                          DECEMBER 28, 2002

Consolidated Balance Sheets at December 28, 2002 and December 29, 2001.......................          20

Consolidated Statements of Operations for the years ended December 28, 2002,
         December 29, 2001 and December 30, 2000.............................................          21

Consolidated Statements of Shareholders' Equity and Comprehensive Income for the
         years ended December 28, 2002, December 29, 2001 and
         December 30, 2000...................................................................          21

Consolidated Statements of Cash Flows for the years ended
         December 28, 2002, December 29, 2001 and December 30, 2000..........................          22

Notes to Consolidated Financial Statements...................................................       23 - 37

Independent Auditors' Report.................................................................          38


ADDITIONAL FINANCIAL DATA

     The following additional financial data should be read in conjunction with the Consolidated Financial Statements of R. G. Barry Corporation and its subsidiaries included in the Annual Report to Shareholders for the fiscal year ended December 28, 2002. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Additional Financial Data:

         Independent Auditor's Report on Financial Statement Schedules:
                    Included at page 26 of this Annual Report on Form 10-K

         Schedules for the fiscal years ended December 28, 2002, December 29,
                    2001 and December 30, 2000:

                    Schedule 2--Valuation and Qualifying Accounts: Included at pages 27 through 29 of this Annual Report on Form 10-K

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Shareholders
R. G. Barry Corporation:


Under date of February 28, 2003 we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended December 28, 2002, as contained in the fiscal 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Columbus, Ohio                                   /s/  KPMG LLP
February 28, 2003

                                                                                                                         SCHEDULE 2
                                               R. G. BARRY CORPORATION AND SUBSIDIARIES

                                                   Valuation and Qualifying Accounts

                                                           December 28, 2002

                      COLUMN A                       COLUMN B             COLUMN C              COLUMN D             COLUMN E
-----------------------------------------------------------------     ------------------    -----------------     ---------------
                                                                          ADDITIONS
                                                    BALANCE AT           CHARGED TO           ADJUSTMENTS           BALANCE AT
                                                     BEGINNING            COSTS AND               AND                 END OF
                    DESCRIPTION                      OF PERIOD            EXPENSES             DEDUCTIONS             PERIOD
-----------------------------------------------------------------     ------------------    -----------------     ---------------
Reserves deducted from accounts receivable:
      Allowance for doubtful receivables             $   302,000                132,000                   --  1          434,000
      Allowance for returns                            8,743,000             10,182,000            8,743,000  2       10,182,000
      Allowance for promotions                         8,574,000              9,648,000            8,574,000  3        9,648,000
                                                   --------------     ------------------    -----------------     ---------------
                                                     $17,619,000             19,962,000           17,317,000          20,264,000
                                                   ==============     ==================    =================     ===============


Notes:

     1.   Write-off uncollectible accounts.

     2.   Represents 2002 sales returns reserved for in fiscal 2001.

     3. Represents 2002 promotions expenditures committed to and reserved for in fiscal 2001.


                                                                                                                         SCHEDULE 2
                                               R. G. BARRY CORPORATION AND SUBSIDIARIES
                                                  Valuation and Qualifying Accounts
                                                          December 29, 2001

                      COLUMN A                        COLUMN B           COLUMN C           COLUMN D                COLUMN E
------------------------------------------------------------------    ---------------    ----------------        ---------------
                                                                        ADDITIONS
                                                     BALANCE AT         CHARGED TO         ADJUSTMENTS             BALANCE AT
                                                     BEGINNING          COSTS AND              AND                   END OF
                    DESCRIPTION                      OF PERIOD           EXPENSES          DEDUCTIONS                PERIOD
------------------------------------------------------------------    ---------------    ----------------        ---------------

Reserves deducted from accounts receivable:
      Allowance for doubtful accounts                 $   384,000             54,000             136,000   1            302,000
      Allowance for returns                             5,077,000          8,743,000           5,077,000   2          8,743,000
      Allowance for promotions                          8,680,000          8,574,000           8,680,000   3          8,574,000
                                                   ---------------    ---------------    ----------------        ---------------
                                                      $14,141,000         17,371,000          13,893,000             17,619,000
                                                   ===============    ===============    ================        ===============





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


                                                                                                                         SCHEDULE 2
                                                 R. G. BARRY CORPORATION AND SUBSIDIARIES

                                                     Valuation and Qualifying Accounts

                                                             December 30, 2000

                      COLUMN A                        COLUMN B            COLUMN C            COLUMN D                  COLUMN E
-----------------------------------------------   -----------------    ---------------    -----------------          ---------------
                                                                         ADDITIONS
                                                     BALANCE AT          CHARGED TO         ADJUSTMENTS                BALANCE AT
                                                     BEGINNING           COSTS AND              AND                      END OF
                    DESCRIPTION                      OF PERIOD            EXPENSES           DEDUCTIONS                  PERIOD
-----------------------------------------------   -----------------    ---------------    -----------------          ---------------
Reserves deducted from accounts receivable:
      Allowance for doubtful receivables               $   289,000            246,000              151,000  1               384,000
      Allowance for returns                             11,200,000          5,077,000           11,200,000  2             5,077,000
      Allowance for promotions                           9,293,000          8,680,000            9,293,000  3             8,680,000
                                                  -----------------    ---------------    -----------------          ---------------
                                                       $20,782,000         14,003,000           20,644,000               14,141,000
                                                  =================    ===============    =================          ===============





Notes:

     1.   Write-off uncollectible accounts.

     2.   Represents 2000 sales returns reserved for in fiscal 1999.

     3. Represents 2000 promotions expenditures committed to and reserved for in fiscal 1999.

                             R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 28, 2002


                                INDEX TO EXHIBITS


    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------

      2.1               Stock Purchase Agreement, dated July 22, 1999,      Incorporated herein by reference to
                        between Mr. Thierry Civetta, Mr. Michel             Exhibit 2.1 to Registrant's Quarterly
                        Fargeot, FCPR County Natwest Venture France,        Report on Form 10-Q for the fiscal quarter
                        SCA Capital Prive-Investissements, Hoche            ended October 2, 1999 (File No. 1-8769)
                        Investissements, and SA Capital Prive, parties
                        of the first part, and R. G. Barry Corporation
                        ("Registrant") and Escapade, S.A., parties of
                        the second part

      3.1               Articles of Incorporation of Registrant (as         Incorporated herein by reference to
                        filed with Ohio Secretary of State on March 26,     Exhibit 3(a)(i) to Registrant's Annual
                        1984)                                               Report on Form 10-K for the fiscal year
                                                                            ended December 31, 1988 (File No. 0-12667)
                                                                            ("Registrant's 1988 Form 10-K")

      3.2               Certificate of Amendment to the Articles of         Incorporated herein by reference to
                        Incorporation of Registrant Authorizing the         Exhibit 3(a)(i) to Registrant's 1988 Form
                        Series I Junior Participating Class B Preferred 10-K
                        Shares (as filed with the Ohio Secretary of State on
                        March 1, 1988)

      3.3               Certificate of Amendment to the Articles of         Incorporated herein by reference to
                        Registrant (as filed with the Ohio Secretary of     Exhibit 3(a)(i) to Registrant's 1988 Form
                        State on May 9, 1988)                               10-K

      3.4               Certificate of Amendment to the Articles of         Incorporated herein by reference to
                        Incorporation of Registrant (as filed with the      Exhibit 3(b) to Registrant's Annual Report
                        Ohio Secretary of State on May 22, 1995)            on Form 10-K for the fiscal year ended
                                                                            December 30, 1995 (File No. 1-8769)
                                                                            ("Registrant's 1995 Form 10-K")

      3.5               Certificate of Amendment to Articles of             Incorporated herein by reference to
                        Incorporation of Registrant (as filed with the      Exhibit 3(c) to Registrant's 1995 Form 10-K
                        Ohio Secretary of State on September 1, 1995)

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------

      3.6               Certificate of Amendment to Articles of             Incorporated herein by reference to
                        Incorporation of Registrant (as filed with the      Exhibit 4(h)(6) to Registrant's
                        Ohio Secretary of State on May 30, 1997)            Registration Statement on Form S-8, filed
                                                                            June 6, 1997 (Registration No. 333-28671)

      3.7               Certificate of Amendment to the Articles of         Incorporated herein by reference to
                        Incorporation of Registrant Authorizing             Exhibit 3(a)(7) to Registrant's Annual
                        Series I Junior Participating Class A Preferred     Report on Form 10-K for the fiscal year
                        Shares (as filed with the Ohio Secretary of         ended January 3, 1998 (File No. 1-8769)
                        State on March 10, 1998)                            ("Registrant's 1997 Form 10-K")

      3.8               Articles of Incorporation of Registrant             Incorporated herein by reference to
                        (reflecting amendments through March 10, 1998)      Exhibit 3(a)(8) to Registrant's 1997 Form
                        [for purposes of SEC reporting compliance only      10-K
                        -- not filed with the Ohio Secretary of State]

      3.9               Regulations of Registrant, as amended               Incorporated herein by reference to
                                                                            Exhibit 3(b) to Registrant's Annual Report
                                                                            on Form 10-K for the fiscal year ended
                                                                            January 2, 1988 (File No. 0-12667)

      4.1               Revolving Credit Agreement, made and entered        Incorporated herein by reference to
                        into to be effective on December 27, 2002, by       Exhibit 99.1 to Registrant's Current Report
                        and between Registrant and The Huntington           on Form 8-K, dated and filed January 9,
                        National Bank                                       2003 (File No. 1-8769) ("Registrant's
                                                                            January 2003 Form 8-K")

      4.2               Revolving Credit Note, dated December 27, 2002,     Incorporated herein by reference to
                        issued by Registrant to The Huntington National     Exhibit 99.2 to Registrant's January 2003
                        Bank                                                Form 8-K

      4.3               Security Agreement, dated December 27, 2002,        Incorporated herein by reference to
                        executed by Registrant in favor of The              Exhibit 99.3 to Registrant's January 2003
                        Huntington National Bank, as collateral agent       Form 10-K
                        for The Huntington National Bank and
                        Metropolitan Life Insurance Company

      4.4               Conditional Consent Agreement, made as of           Incorporated herein by reference to
                        December 27, 2002, by and among Registrant and      Exhibit 99.4 to Registrant's January 2003
                        Metropolitan Life Insurance Company                 Form 10-K

    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------


      4.5               Note Agreement, dated July 5, 1994, between         Incorporated herein by reference to
                        Registrant and Metropolitan Life Insurance          Exhibit 4(t) to Registrant's Registration
                        Company                                             Statement on Form S-3, filed July 21, 1994
                                                                            (Registration No. 33-81820)

      4.6               Letter, dated July 16, 1999, from Metropolitan      Incorporated herein by reference to
                        Life Insurance Company to Registrant in respect     Exhibit 4.2 to Registrant's Quarterly
                        of loan agreement dated July 5, 1994                Report on Form 10-Q for the fiscal quarter
                                                                            ended July 3, 1999 (File No. 1-8769)

      4.7               Rights Agreement, dated as of February 19,          Incorporated herein by reference to Exhibit
                        1998, between Registrant and The Bank of New        4 to Registrant's Current Report on
                        York, as Rights Agent                               Form 8-K, dated March 13, 1998 and filed
                                                                            March 16, 1998 (File No. 1-8769)

      4.8               Loan Agreement, dated as of January 21, 2000,       Incorporated herein by reference to Exhibit
                        among Banque Tarneaud, S.A., Banque Nationale       4 to Registrant's Quarterly Report on Form
                        de Paris, and Escapade, S.A.                        10-Q for the fiscal quarter ended April 1,
                                                                            2000 (File No. 1-8769)

      9.1               Zacks-Streim Voting Trust and amendments thereto    Incorporated herein by reference to Exhibit
                                                                            9 to Registrant's Annual Report on
                                                                            Form 10-K for the fiscal year ended
                                                                            January 2, 1993 (File No. 1-8769)

      9.2               Documentation related to extension of term of       Incorporated herein by reference to Exhibit
                        the Voting Trust Agreement for the Zacks-Streim     9(b) to Registrant's 1995 Form 10-K
                        Voting Trust

    *10.1               R. G. Barry Corporation Associates' Retirement      Incorporated herein by reference to Exhibit
                        Plan (As Amended and Restated Effective January     10.1 to Registrant's Annual Report on Form
                        1, 1997)                                            10-K for the fiscal year ended December 29,
                                                                            2001 ("Registrant's 2001 Form 10-K") (File
                                                                            No. 1-8769)

    *10.2               Amendment No. 1 to the R. G. Barry Corporation      **
                        Associates' Retirement Plan (amended and
                        restated effective January 1, 1997, and
                        executed on December 31, 2001)


    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------


    *10.3               Amendment No. 2 to the R. G. Barry Corporation      **
                        Associates' Retirement Plan (amended and
                        restated effective January 1, 1997, and
                        executed on December 31, 2001) for the Economic
                        Growth and Tax Relief Reconciliation Act of 2001

    *10.4               R. G. Barry Corporation Supplemental Retirement     Incorporated herein by reference to
                        Plan Effective January 1, 1997                      Exhibit 10.2 to Registrant's Annual Report
                                                                            on Form 10-K for the fiscal year ended
                                                                            January 1, 2000 (File No. 1-8769)
                                                                            ("Registrant's January 2000 Form 10-K")

    *10.5               Amendment No. 1 to the R. G. Barry Corporation      Incorporated here in by reference to
                        Supplemental Retirement Plan Effective January      Exhibit 10.3 to Registrant's January 2000
                        1, 1997 (Executed effective as of May 12, 1998)     Form 10-K

    *10.6               Amendment No. 2 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
                        Supplemental Retirement Plan Effective January      10.4 to Registrant's January 2000 Form 10-K
                        1, 1997 (Executed effective as of
                        January 1, 2000)

    *10.7               Employment Agreement, dated July 1, 2001,           Incorporated herein by reference to Exhibit
                        between Registrant and Gordon Zacks                 10.5 to Registrant's 2001 Form 10-K

    *10.8               Agreement, dated September 27, 1989, between        Incorporated herein by reference to Exhibit
                        Registrant and Gordon Zacks                         28.1 to Registrant's Current Report on Form
                                                                            8-K dated October 11, 1989, filed October 12,
                                                                            1989 (File No. 0-12667)

    *10.9               Amendment No. 1, dated as of October 12, 1994,      Incorporated herein by reference to
                        between Registrant and Gordon Zacks                 Exhibit 5 to Amendment No. 14 to Schedule
                                                                            13D, dated January 27, 1995, filed by
                                                                            Gordon Zacks on February 13, 1995

    *10.10              Amended Split-Dollar Insurance Agreement, dated     Incorporated herein by reference to Exhibit
                        March 23, 1995, between Registrant and              10(h) to Registrant's 1995 Form 10-K
                        Gordon B. Zacks


    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------


    *10.11              R. G. Barry Corporation 1988 Stock Option Plan      Incorporated herein by reference to Exhibit
                        (Reflects amendments through May 11, 1993)          4(r) to Registrant's Registration Statement
                                                                            on Form S-8, filed August 18, 1993
                                                                            (Registration No. 33-67594)

    *10.12              Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
                        connection with the grant of incentive stock        10(k) to Registrant's 1995 Form 10-K
                        options pursuant to the R. G. Barry Corporation
                        1988 Stock Option Plan

    *10.13              Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
                        connection with the grant of non-qualified          10(1) to Registrant's 1995 Form 10-K
                        stock options pursuant to the R. G. Barry
                        Corporation 1988 Stock Option Plan

    *10.14              Annual Incentive Program (in effect beginning       Incorporated herein by reference to Exhibit
                        with fiscal year ended December 29, 2001)           10.13 to Registrant's December 2000 Form 10-K

    *10.15              R. G. Barry Corporation Employee Stock Purchase     Incorporated herein by reference to Exhibit 4(r)
                        Plan (Reflects amendments and revisions for         to Registrant's Registration Statement
                        stock dividends and stock splits through            on Form S-8, filed August 18, 1993
                        May 11, 1993)                                       (Registration No. 33-67596)

    *10.16              R. G. Barry Corporation 1994 Stock Option Plan      Incorporated herein by reference to Exhibit
                        (Reflects stock splits through June 22, 1994)       4(q) to Registrant's Registration Statement
                                                                            on Form S-8, filed August 24, 1994
                                                                            (Registration No. 33-83252)

    *10.17              Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
                        connection with the grant of incentive stock        10.16 to Registrant's December 2000 Form
                        options pursuant to the R. G. Barry Corporation     10-K
                        1994 Stock Option Plan

    *10.18              Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
                        connection with the grant of non-qualified          10.17 to Registrant's December 2000 Form
                        stock options pursuant to the R. G. Barry           10-K
                        Corporation 1994 Stock Option Plan

    *10.19              Executive Employment Agreement, effective as of     Incorporated herein by reference to Exhibit
                        January 4, 1998, between Registrant and             10(q) to Registrant's 1997 Form 10-K
                        Christian Galvis


    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------

    *10.20              Restricted Stock Agreement, effective as of         Incorporated herein by reference to Exhibit
                        January 4, 1998, between Registrant and             10(s) to Registrant's 1997 Form 10-K
                        Christian Galvis

    *10.21              R. G. Barry Corporation Deferred Compensation       Incorporated herein by reference to Exhibit
                        Plan As Amended and Restated (Effective as of       10(v) to Registrant's 1995 Form 10-K
                        September 1, 1995)

    *10.22              Amendment No. 1 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
                        Deferred Compensation Plan (Effective as of         10.23 to Registrant's January 2000 Form 10-K
                        March 1, 1997)

    *10.23              Amendment No. 2 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
                        Deferred Compensation Plan (Effective as of         10.21 to Registrant's 2001 Form 10-K
                        December 1, 1999)

    *10.24              Amendment No. 3 to the R. G. Barry Corporation      **
                        Deferred Compensation Plan (Effective as of
                        December 1, 1999)

    *10.25              R. G. Barry Corporation Stock Option Plan for       Incorporated herein by reference to Exhibit
                        Non-Employee Directors (Reflects share splits       10(x) to Registrant's 1997 Form 10-K
                        and amendments through February 19, 1998)

    *10.26              R. G. Barry Corporation 1997 Incentive Stock        Incorporated herein by reference to Exhibit
                        Plan (Reflects amendments through May 13, 1999)     10 to Registrant's Registration Statement
                                                                            on Form S-8, filed June 18, 1999
                                                                            (Registration No. 333-81105)

    *10.27              Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
                        connection with the grant of incentive stock        10.24 to Registrant's December 2000 Form
                        options pursuant to the R. G. Barry Corporation     10-K
                        1997 Incentive Stock Plan

    *10.28              Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
                        connection with the grant of non-qualified          10.25 to Registrant's December 2000 Form
                        stock options pursuant to the R. G. Barry           10-K
                        Corporation 1997 Incentive Stock Plan

    *10.29              R. G. Barry Corporation 2002 Stock Incentive        Incorporated herein by reference to Exhibit
                        Plan                                                10 to Registrant's Registration Statement
                                                                            on Form S-8, filed June 14, 2002
                                                                            (Registration No. 333-90544)



    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------

    *10.30              Form of Stock Option Agreement used in              **
                        connection with grant of incentive stock
                        options pursuant to the R. G. Barry Corporation
                        2002 Stock Incentive Plan

    *10.31              Form of Stock Option Agreement used in              **
                        connection with grant of non-qualified stock
                        options pursuant to the R. G. Barry Corporation
                        2002 Stock Incentive Plan

    *10.32              Restricted Stock Agreement, dated as of May 13,     Incorporated herein by reference to
                        1999, between Registrant and Gordon Zacks           Exhibit 10.1 to Registrant's Quarterly
                                                                            Report on Form 10-Q for the fiscal quarter
                                                                            ended July 3, 1999 (File No. 1-8769)

    *10.33              Restricted Stock Agreement, effective as of         Incorporated herein by reference to Exhibit 10
                        March 23, 2000, between Registrant and              to Registrant's Quarterly Report on Form 10-Q
                        Christian Galvis                                    for the fiscal quarter ended April 1, 2000
                                                                            (File No. 1-8769)

    *10.34              Employment Agreement, effective February 19,        Incorporated herein by reference to Exhibit
                        2001, between Registrant and William Lenich         10.28 to Registrant's December 2000 Form
                                                                            10-K

    *10.35              Employment Separation Agreement                     **
                        and Mutual Release of Claims, dated August 19,
                        2002, between Registrant and William Lenich

    *10.36              Executive Employment Agreement, effective as of     Incorporated herein by reference to Exhibit
                        June 5, 2000, between Registrant and Daniel D.      10.29 to Registrant's December 2000 Form
                        Viren                                               10-K

    *10.37              Change in Control Agreement, effective as of        Incorporated herein by reference to Exhibit
                        January 4, 2001, between Registrant and Harry       10.30 to Registrant's December 2000 Form
                        Miller                                              10-K

    *10.38              Change in Control Agreement, effective as of        Incorporated herein by reference to Exhibit
                        January 4, 2001, between Donald Van Steyn and       10.31 to Registrant's December 2000 Form
                        Registrant                                          10-K

    *10.39              Consulting Services Agreement, effective as of      Incorporated herein by reference to Exhibit
                        January 1, 2000, between Registrant and             10.32 to Registrant's December 2000 Form
                        Florence Zacks Melton                               10-K



    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------

    *10.40              Agreement, dated February 7, 1952, as amended       Incorporated herein by reference to Exhibit
                        by Agreement of Amendment dated September 18,       10.33 to Registrant's December 2000 Form
                        1961, a Second Amendment dated April 15, 1968       10-K
                        and a Third Amendment dated October 31, 2000,
                        between Registrant and Florence Zacks Melton

    *10.41              Stock Option Agreements, dated February 19,         Incorporated herein by reference to Exhibit
                        2001, between Registrant and William Lenich         10.34 to Registrant's 2001 Form 10-K

    *10.42              Stock Option Agreement (Other Option Grant),        Incorporated herein by reference to Exhibit
                        dated December 26, 2001, between Registrant and     10.35 to Registrant's 2001 Form 10-K
                        William Lenich

     10.43              Agreement, dated July 11, 2001, between             Incorporated herein by reference to Exhibit
                        Registrant and S. Goldberg & Co., Inc.              10(b) to Registrant's Current Report on
                                                                            Form 8-K, dated January 7, 2002 and filed
                                                                            January 8, 2002 (File No. 1-8769)

     10.44              Stock Option Agreement, effective as of August 7,   Incorporated herein by reference to Exhibit
                        2000, between Registrant and Howard Eisenberg       10.2 to Registrant's Registration Statement
                                                                            on Form S-8, filed September 20, 2002
                                                                            (Registration No. 333-99891)

     10.45              Stock Option Agreement, effective as of July 2,     Incorporated herein by reference to
                        2001, between Registrant and Richard DeCamp         Exhibit 10.3 to Registrant's Registration
                                                                            Statement on Form S-8, filed September 20, 2002
                                                                            (Registration No. 333-99891)

     10.46              License Agreement, effective as of January 7,       **
                        2003, among Registrant,
                        R. G. Barry International, Inc., Barry (G.B.R.
                        Limited) and GBR Limited

     13.1               Registrant's Annual Report to Shareholders for      Incorporated herein by reference to the
                        the fiscal year ended December 28, 2002 (Not        financial statements portion of this Annual
                        deemed filed except for the portions thereof        Report on Form 10-K beginning at page 25
                        which are specifically incorporated by
                        reference into this Annual Report on Form 10-K)

     21.1               Subsidiaries of Registrant                          **



    Exhibit No.         Description                                         Location
    -----------         -----------                                         --------

     23.1               Consent of Independent Certified Public             **
                        Accountants

     24.1               Powers of Attorney Executed by Directors and        **
                        Executive Officers of Registrant

     99.1               Certification Pursuant to Title 18, United          **
                        States Code, Section 1350 as adopted pursuant
                        to Section 906 of the Sarbanes-Oxley Act of 2002

------------
*     Management contract or compensatory plan or arrangement.

**    Filed herewith