Form 10-Q
period 2003-03-29
BARRY R G CORP /OH/
filed 2003-05-13
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

 (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 29, 2003
                               ---------------------

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                          Commission file number 1-8769
                                                 ------

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                       OHIO                           31-4362899
           -------------------------------------------------------
           (State or other jurisdiction              (IRS Employer
         of incorporation or organization)        Identification Number)

        13405 Yarmouth Road NW, Pickerington, Ohio         43147
        -----------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

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

                           Yes ___X_____ No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes _________ No ___X_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Shares, $1 Par Value, Outstanding as of March 29, 2003 - 9,808,175
                                                   --------------------------

                          Index to Exhibits at page 18

                               Page 1 of 21 pages

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 29, 2003         December 28, 2002
                                                                         --------------         -----------------
                                                                          (unaudited)
                                                                          -----------
                                                                                     (in thousands)
ASSETS:
   Cash and cash equivalents                                                     $3,731                      6,881
   Accounts receivable, less allowances                                          13,880                     11,125
   Inventory                                                                     33,933                     32,894
   Deferred and recoverable income taxes                                         10,500                      8,569
   Prepaid expenses                                                               1,958                      1,599
                                                                                  -----                      -----
         Total current assets                                                    64,002                     61,068
                                                                                 ------                     ------

   Property, plant and equipment, at cost                                        36,915                     39,176
      Less accumulated depreciation and amortization                             26,862                     28,266
                                                                                 ------                     ------
         Net property, plant and equipment                                       10,053                     10,910
                                                                                 ------                     ------

   Goodwill, net of amortization                                                  2,506                      2,374
   Other assets                                                                  14,246                     13,286
                                                                                -------                     ------
                                                                               $ 90,807                     87,638
                                                                               ========                     ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term notes payable                                                      12,000                          -
   Current installments of long-term debt                                         3,730                      3,650
   Accounts payable                                                               6,548                     10,474
   Accrued expenses                                                               4,866                      6,017
                                                                                  -----                      -----
      Total current liabilities                                                  27,144                     20,141
                                                                                 ------                     ------

   Accrued retirement costs and other, net                                       14,024                     14,188

   Long-term debt, excluding current installments                                 5,737                      5,760
                                                                                  -----                      -----
            Total liabilities                                                    46,905                     40,089
                                                                                 ------                     ------

   Minority interest                                                                389                        361

   Shareholders' equity:
      Preferred shares, $1 par value per share
        Authorized 3,775 Class A shares,
        225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued

      Common shares, $1 par value per share
        Authorized 22,500 shares
         (excluding treasury shares)                                              9,808                      9,806
      Additional capital in excess of par value                                  12,793                     12,791
      Deferred compensation                                                     (   170)                    (  200)
      Accumulated other comprehensive loss                                    (   2,909)                  (  3,071)
      Retained earnings                                                          23,991                     27,862
                                                                                 ------                     ------
         Net shareholders' equity                                                43,513                     47,188
                                                                                 ------                     ------
                                                                               $ 90,807                     87,638
                                                                               ========                     ======


                               Page 2 of 21 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Thirteen Weeks Ended
                                                                                  March 29, 2003      March 30, 2002
                                                                                  --------------      --------------
                                                                                             (unaudited)
                                                                                             -----------
                                                                                            (in thousands,
                                                                                      except per share amounts)
Net sales                                                                               $21,259             $20,896
Cost of sales                                                                            14,214              14,477
                                                                                         ------              ------
    Gross profit                                                                          7,045               6,419
Selling, general and
    administrative expense                                                               12,851              11,381

Restructuring and asset
    impairment charges                                                                      200                 727
                                                                                          -----              ------
Operating loss                                                                          ( 6,006)            ( 5,689)

Other income                                                                                 53                 200

Interest expense                                                                        (   221)            (   234)
Interest income                                                                               -                  39
                                                                                         ------             -------
    Net interest expense                                                                (   221)            (   195)
                                                                                       ---------           ---------
Loss before
    income tax benefit                                                                  ( 6,174)            ( 5,684)
Income tax benefit                                                                        2,330               2,370
Minority interest, net of tax                                                            (   27)             (   17)
                                                                                     -----------         -----------
    Net loss                                                                           ($ 3,871)           ($ 3,331)
                                                                                      ==========          ==========
Net loss per common share
      Basic                                                                             ($ 0.39)            ($ 0.35)
                                                                                        ========            ========
      Diluted                                                                           ($ 0.39)            ($ 0.35)
                                                                                        ========            ========
Average number of common
   shares outstanding
      Basic                                                                               9,811               9,426
                                                                                          =====               =====
      Diluted                                                                             9,811               9,426
                                                                                          =====               =====




                               Page 3 of 21 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                       Thirteen Weeks Ended
                                                                                March 29, 2003      March 30, 2002
                                                                                --------------      --------------
                                                                                           (unaudited)
                                                                                           -----------
                                                                                          (in thousands)
Cash flows from operating activities:
   Net loss                                                                          ($  3,871)           (  3,331)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of
         property, plant and equipment                                                     438                 449
      Minority interest, net of tax                                                         27                  17
      Amortization of deferred compensation                                                 30                  33
      Changes in:
         Accounts receivable, net                                                      ( 2,729)              2,130
         Inventory                                                                    (    986)            (   811)
         Prepaid expenses, recoverable income taxes, and other                         ( 1,940)           (  6,287)
         Accounts payable                                                              ( 3,955)           (  1,823)
         Accrued expenses                                                              ( 1,156)            ( 2,278)
         Accrued retirement costs and other, net                                         ( 164)              1,347
                                                                                      ---------            -------
            Net cash provided by (used in) operating activities                       ( 14,306)           ( 10,554)
                                                                                      ---------           ---------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                                      (  872)             (  897)
                                                                                        -------             -------

Cash flows from financing activities:
   Proceeds from short-term notes                                                       12,000                   -
   Proceeds from shares issued                                                               5                 547
   Long-term debt, net of repayments                                                        21               3,619
                                                                                      --------              ------
         Net cash provided by (used in) financing activities                            12,026               4,166
                                                                                       -------              ------

Effect of exchange rates on cash                                                             2                  12
                                                                                       -------             -------

Net increase (decrease) in cash                                                        ( 3,150)            ( 7,273)
Cash at the beginning of the period                                                      6,881              12,258
                                                                                       -------             -------
Cash at the end of the period                                                          $ 3,731               4,985
                                                                                       =======              ======
Supplemental cash flow disclosures:
   Interest paid                                                                        $  208                 414
                                                                                        ======               =====
   Income taxes paid                                                                    $   18                 126
                                                                                        ======               =====



                               Page 4 of 21 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
             for the periods ended March 29, 2003 and March 30, 2002

1. The interim consolidated financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. R. G. Barry Corporation and its subsidiaries (the "Company") operate on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2003 is a fifty-three week year, while 2002 was a fifty-two week year.

3. Income tax benefit for the periods ended March 29, 2003 and March 30, 2002 consisted of:

                                                           2003                 2002
                                                           ----                 ----
                                                                 (in thousands)
                  U. S. Federal and
                     Foreign tax benefit                   $ ( 2,083)           $ ( 2,086)
                  State & Local tax benefit                  (   247)             (   284)
                                                            ---------           ----------
                       Total                               $ ( 2,330)           $ ( 2,370)
                                                           ==========           ==========

     The income tax benefit reflects a combined federal, foreign, state and local effective rate of approximately 37.7 percent for the first quarter of 2003 and approximately 41.7 percent for the first quarter of 2002, as compared to the statutory U. S. federal rate of 34.0 percent in both years.

     Income tax benefit for the periods ended March 29, 2003 and March 30, 2002 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0 percent to pretax loss as a result of the following:

                                                                 2003                 2002
                                                                 ----                 ----
                                                                       (in thousands)
                   Computed "expected"
                     tax benefit:
                        U. S. Federal tax benefit                $ ( 2,099)           $ ( 1,933)
                        Foreign and other, net                      (   68)               ( 250)
                        State & Local tax benefit,
                            net of federal tax benefit              (  163)             (   187)
                                                                  ---------           ----------
                             Total                               $ ( 2,330)           $ ( 2,370)
                                                                 ==========           ==========

4. Basic net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan. Diluted loss per common share as of March 29, 2003 and March 30, 2002 does not include the effect of potential common shares due to the antidilutive effect of these instruments, as a result of the losses incurred during the periods noted.

5.   Inventory by category for the Company consists of the following:

                                                       March 29,         December 28,
                                                       ---------         ------------
                                                          2003               2002
                                                          ----               ----
                                                               ( in thousands)
                   Raw materials                         $ 5,466           $ 6,981
                   Work in process                         1,534             1,462
                   Finished goods                         26,933            24,451
                                                          ------            ------
                        Total inventory                   33,933            32,894
                                                          ======            ======



                               Page 5 of 21 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
         the periods ended March 29, 2003 and March 30, 2002 - continued

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

      Thirteen weeks ended                    Barry Comfort
         March 29, 2003                   North                                            Intersegment
         (in thousands)                  America           Europe           Thermal        Eliminations         Total
                                         -------           ------           -------        ------------         -----
Net sales                                $ 17,132           $ 3,246            $ 881                           $ 21,259
Depreciation and
     amortization                             372                54               12                                438
Interest income                                47                 -                -             (  47)               -
Interest expense                              214                 7               47             (  47)             221
Restructuring and asset
      impairment charges                      200                 -                -                                200
Pre tax loss                              ( 4,777)             ( 15)         ( 1,382)                            (6,174)
Additions to property, plant
     and equipment                            792                40               40                                872
Total assets devoted                     $ 92,484           $ 6,390          $ 1,249          ($ 9,316)        $ 90,807
                                         ========           =======          =======          =========        ========

      Thirteen weeks ended                     Barry Comfort
         March 30, 2002                   North                                            Intersegment
         (in thousands)                  America           Europe           Thermal        Eliminations         Total
                                         -------           ------           -------        ------------         -----
Net sales                                $ 16,260           $ 2,933          $ 1,703                           $ 20,896
Depreciation and
     amortization                             361                49               39                                449
Interest income                                61                                                (  22)              39
Interest expense                              226                 8               22             (  22)             234
Restructuring and asset
      impairment charges                      727                 -                -                                727
Pre tax loss                              ( 5,218)            (  89)          (  377)                           ( 5,684)
Additions to property, plant
     and equipment                            866                25                6                                897
Total assets devoted                     $ 80,161           $ 7,321          $ 5,237          ($ 6,013)        $ 86,706
                                         ========           =======          =======          =========        ========


                               Page 6 of 21 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
         the periods ended March 29, 2003 and March 30, 2002 - continued

7. Restructuring and asset impairment charges - The Company has previously announced plans to reduce costs and improve operating efficiencies, and has recorded restructuring and asset impairment charges as a component of operating expense. The following schedule highlights actual activities through March 29, 2003, with comparative information as of March 30, 2002.

                                                                                             Non-Cash
                                             As of                                          Write-Offs             As of
                                          Dec. 28,          Charges          Estimate              and         March 29,
                                             2002           in 2003       Adjustments     Paid in 2003              2003
                                             ----           -------       -----------     ------------              ----
                                                                      (in thousands)
Employee separations                     $  1,530                 -                -               512            1,018
Asset impairments                               -               200                -               200                -
Noncancelable lease costs                     208                -                 -                 8              200
                                         --------              ----           ------            ------          -------
Total restructuring costs                 $ 1,738             $ 200                -             $ 720          $ 1,218
                                          =======             =====           ======             =====          =======



The Company expects that a substantial portion of the accrued obligations will be paid before the end of the 2003 fiscal year.

                                             As of                                                                 As of
                                          Dec. 29,          Charges          Estimate                          March 30,
                                             2001           in 2002       Adjustments     Paid in 2002              2002
                                             ----           -------       -----------     ------------              ----
                                                                      (in thousands)
Employee separations                       $  346               727                -               727              346
                                           ------               ---           ------               ---              ---
Total restructuring costs                  $  346            $  727                -             $ 727           $  346
                                           ======            ======           ======             =====           ======






                               Page 7 of 21 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
         the periods ended March 29, 2003 and March 30, 2002 - continued


8.   Shareholders' Equity

     The Company has various stock option plans, under which we have granted incentive stock options and nonqualified stock options exercisable for periods of up to 10 years from the date of grant at prices not less than fair market value at the date of grant. Had we elected to determine compensation cost based on the fair value at the grant date, as alternatively permitted under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                               March 29, 2003       March 30, 2002
                                                               --------------       --------------
                                                                       (in thousands)
                   Net earnings (loss):
                        As reported                              $ ( 3,871)           $ ( 3,331)
                        Pro forma                                (   4,012)             ( 3,601)

                   Earnings (loss) per share:
                        As reported                             $ ( 0.39)            $ ( 0.35)
                        Pro forma                                 ( 0.40)              ( 0.36)

     Using the Black-Scholes option pricing model, the per-share, weighted-average fair value of stock options granted during 2003 and 2002, was $1.79 and $3.07, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of March 29, 2003, and March 30, 2002 were:

                                                              March 29,            March 30,
                                                                 2003                 2002
                                                                 ----                 ----
       Expected dividend yield                                     0%                   0%
       Expected volatility                                        50%                  50%
       Risk-free interest rate                                  3.00%                5.00%
       Expected life-ISO grants                                6 years              6 years
       Expected life-nonqualified grants                       8 years              8 years











                               Page 8 of 21 pages

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
 OF 1995:

The statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to our business. In addition to the risks and uncertainties noted in this Quarterly Report on Form 10-Q, there are factors that could cause results to differ materially from those anticipated by some of the statements made. These factors include such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; the loss of significant customers in connection with mergers, acquisitions, bankruptcies or other circumstances; inherent risks of international development, including foreign currency risks, economic, regulatory and cultural difficulties or delays in our business development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the availability and costs of financing; capacity, efficiency, and supply constraints; weather; the effects of terrorist acts, and governments' responses to terrorist acts, on business activities and customer orders; acts of war; and other risks detailed in our press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting us and the impact of such events on our operations may vary from those currently anticipated.
--------------------------------------------------------------------------------

Liquidity and Capital Resources

As of the end of the first quarter of 2003, we had $36.9 million in net working capital. This compares with $51.4 million at the end of the first quarter of 2002, and $40.9 million at fiscal year-end 2002. The declines in net working capital from the end of the first quarter of 2002 and from fiscal year-end 2002 to the end of the first quarter of 2003 are primarily the result of the comparatively greater losses we incurred during the last three quarters of fiscal 2002 and during the first quarter of 2003, respectively.

The primary components of net working capital have changed as follows:
- Accounts receivable decreased from $14.3 million at the end of the first quarter of 2002, to $13.9 million at the end of the first quarter of 2003. Most of the decrease in 2003 reflects an improvement in the level of collection of accounts between the two periods. Accounts receivable at the end of the first quarter of 2003 increased by $2.7 million from $11.1 million at the end of fiscal 2002.
- Inventories ended the first quarter of 2003 at $33.9 million compared with $36.4 million one year ago, and $32.9 million as of the end of fiscal 2002. Most of the decrease in inventory from one year ago to the end of the current quarter represents a decrease in raw materials and in-process inventories. Most of the increase in inventory from the end of fiscal year end 2002 to the end of the current quarter, reflects a seasonal increase in the amount of finished goods from period to period.
- We ended the first quarter of 2003 with $3.7 million in cash and cash equivalents, compared with $5.0 million at the end of the first quarter of 2002. We ended the first quarter of 2003 with $12 million in short-term bank notes, while there were no similar short-term bank notes at the end of the first quarter of 2002. At the end of fiscal 2002, we had $6.9 million in cash and cash equivalents, and again no short-term bank notes. The changes in short-term bank notes and cash reflect our increased short-term capital needs following the losses incurred during the latter portions of fiscal year 2002.

Capital expenditures during the first quarter of 2003 amounted to $872 thousand compared with $897 thousand during the first quarter of 2002. All expenditures in both years were funded out of working capital.



                               Page 9 of 21 pages

Management's Discussion and Analysis of Financial Condition and Results of Operations - continued


We currently have in place a $32 million Revolving Credit Agreement ("Revolver") with The Huntington National Bank ("Huntington"). In connection with the Revolver, we granted a security interest in all of our personal property assets to (a) secure our obligations to Huntington, including those obligations under the Revolver and (b) secure our obligations under a Note Agreement with Metropolitan Life Insurance Company dated July 5, 1994, as amended. The Revolver is a three-year $32 million commitment from Huntington that matures on April 30, 2006. The Revolver contains certain periodic monthly commitment limitations ranging from $3 million in January, $12 million for February and March, $32 million from April through October, and $27 million for November and December, all of which is further limited monthly to 80 percent of eligible receivables and 40 percent of eligible inventory, as defined. The Revolver contains various covenants, including financial covenants, that require us to maintain minimum tangible net worth levels, quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) maintenance requirements through the end of fiscal 2003, a minimum coverage of interest expense beginning at the end of the first quarter in fiscal 2004, and certain cash flow leverage ratios beginning at the end of fiscal 2003. We are in compliance with all covenants of the Revolver and other debt agreements.

Effective January 1, 2002, the 15% duties imposed by the United States on slippers made in Mexico were eliminated. The duties had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008. With the assistance of two firms, we were successful in accelerating the elimination of these duties. Upon the successful conclusion of this pursuit, we agreed to pay an aggregate of about $6.25 million, most of which is payable in equal quarterly installments through the end of 2005. Reflected in current installments and long-term debt is approximately $3.7 million, which represents the discounted present value of the remaining quarterly installments. The unamortized cost of the services of these two firms is included in other assets on the Company's balance sheet, and is being amortized through the end of 2007, corresponding with the period of expected benefit from the reduction in duties. Amortization during the first quarter of 2003 amounted to $331 thousand, compared with $144 thousand during the first quarter of 2002.

Application of Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. Making estimates in the preparation of financial statements is not new. Making estimates about the impact of future events has been a generally accepted practice for nearly all companies in nearly all industries for many, many years. We make these estimates after gathering as much information from as many resources, both internal and external to our organization, as are available to us at the time. After reasonably assessing the conditions that exist at the time, we make estimates and prepare the financial reports. We make these estimates in a consistent manner from period to period, based upon historical trends and conditions, and after review and analysis of current events and conditions. Management believes that these estimates reasonably reflect the current assessment of the financial impact of events that may not become known with certainty until some time in the future.

                               Page 10 of 21 pages

Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Application of Critical Accounting Policies - continued

The more critical of these accounting policies requiring management estimates are summarized here:

          a) We recognize revenue when our goods are shipped to our customers and title passes. In certain circumstances, we have made arrangements with customers that provide for returns, discounts, promotions and other incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of future returns and retailer promotions and incentives, and recognize a corresponding reduction in the measurement of accounts receivable. As a result of the rapidly changing retail environment and the ever-changing economic environment, it is possible that returns or retailer promotions and incentives could change in the future. Accordingly, we have identified this estimate as one requiring significant management judgement. We also estimate an amount for the potential of doubtful accounts as a result of bad debts. In preparing the financial statements for the period ending March 29, 2003, we estimated the cost of future returns, promotions, incentives and bad debts to amount to $4.7 million. This compares with an estimate at the end of March 30, 2002 of $4.4 million.

         b) We value inventories using the lower of cost or market method, based upon a standard costing method. We evaluate our inventories for any impairment in realizable value in light of the prior selling season, the economic environment, and our expectations for the upcoming selling season. At the end of March 29, 2003, we estimated that the standard cost valuation of our inventory exceeded the estimated net realizable value of that inventory by $2.7 million, compared with a similar estimate made at the end of March 30, 2002 of $1.2 million.

         c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period and what deferred tax costs or benefits will become realizable for income tax purposes in the future as a result of differences between results of operations as reported in conformity with accounting principles generally accepted in the United States and the requirements of the increasingly complex income tax codes existing in the various jurisdictions where we operate. We ended March 29, 2003 with net deferred and recoverable tax assets of $10.5 million, compared with net deferred and recoverable tax assets at the end of March 30, 2002 amounting to $4.5 million. In evaluating the future usability of our deferred and recoverable tax assets, we are relying on our capacity for refund of federal income taxes due to our tax loss carry-back position, and on projections of future profits. Should those future profits not materialize in the time frames required, we may need to establish a further valuation allowance against deferred tax assets.

         d) We make an assessment of the ongoing future value of goodwill and other intangible assets.

          e) We make estimates of the future costs associated with restructuring plans related to a number of operational changes and reconfigurations that we have announced. At the end of March 29, 2003, we had an accrued balance of $1.2 million relating to the estimated future costs of closing or reorganizing certain operations, as previously outlined. At the end of March 30, 2002, we had an accrued balance of $346 thousand for similar restructuring and reorganization activities. Should the actual costs of these activities exceed these estimates, the excess costs will be recognized in the following period. Conversely, should the costs of such restructuring be less than the amounts estimated, future periods would benefit by that difference. (See also Note 7 of Notes to Consolidated Financial Statements for additional restructuring information.)

         f) In addition, there are other accounting policies, which also require some judgmental input by management. Here, too, we have followed these policies consistently from year to year. For an additional discussion of all of our accounting policies, the reader may refer to Note 1 of the Notes to Consolidated Financial Statements contained in our 2002 Annual Report to Shareholders. Actual results may vary from these estimates as a result of activities learned after the period end estimates have been made, and will have a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.



                               Page 11 of 21 pages

Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

During the first quarter of 2003, net sales amounted to $21.3 million, a 1.7 percent increase in net sales from the first quarter of 2002. Net sales during the first quarter of 2003 in Barry Comfort North America, at $17.1 million, increased by 5.4 percent compared with the same quarter last year; net sales in Barry Comfort Europe, at $3.2 million, increased by 10.7 percent compared with the same quarter last year; while net sales in the Thermal products segment, at $881 thousand, decreased by 48.3 percent compared with the same quarter of last year. (See also Note 6 of Notes to Consolidated Financial Statements for selected segment information.) Substantially all of the increase in net sales in Barry Comfort North America, for the first quarter of 2003, related to increased shipments to our largest customer. As previously reported, during the first quarter of 2002, net sales to that customer had declined as the customer had decided to reduce its on-hand and backup inventory across the board in footwear.

Gross profit during the first quarter of 2003, amounted to $7.0 million, or 33.1 percent of net sales, about $626 thousand greater than during the first quarter of 2002, when gross profit amounted to $6.4 million, or 30.7 percent of net sales. Thus, a portion of the increase in gross profit dollars is the result of increased net sales for the period, and a portion is the result of improved profit margins and improved manufacturing variances for the period resulting from the strategic actions taken in 2002 to reduce costs.

Selling, general and administrative expenses during the quarter, at $12.9 million, increased by $1.5 million, from $11.4 million in the same quarter last year. The increase in selling, general and administrative expenses principally represents the impact of certain activities (such as newly hired associates in sales and marketing, and the new warehouse in Nuevo Laredo) that were taken in the second or third quarters of 2002. The costs incurred in 2003, of defending our intellectual property as discussed in our 2002 Annual Report to Shareholders, plus the annualized impact of the above mentioned activities were felt during the first quarter of 2003; there were no comparable costs incurred during the first quarter of 2002.

During the first quarter of 2003, we recognized a $200 thousand asset impairment charge relating to the valuation of the facility in Goldsboro, North Carolina. That facility was closed at the end of the first quarter of 2003. The Company has entered into a contract to sell the facility, which is expected to close during the second quarter of 2003.

Net interest expense increased in the first quarter from 2002 to 2003. During the first quarter of 2003, net interest expense amounted to $221 thousand compared with $195 thousand in the first quarter of 2002. During the first quarter of 2003, we utilized $12 million under our Revolver, whereas in 2002, we had not utilized any short-term line of credit. The primary cause of the increased usage of the line of credit during the first quarter of 2003, was the loss that the Company incurred during fiscal 2002.

For the first quarter of 2003, we incurred a net loss after taxes amounting to $3.9 million or $0.39 per diluted share. During the comparable quarter in 2002, we incurred a net loss after taxes of $3.3 million or $0.35 per diluted share.



                               Page 12 of 21 pages

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

Our primary foreign currency net cash inflows are generated from Canada, and to a lesser degree from Western Europe and from Mexico. We do, at times, employ a foreign currency hedging program utilizing currency forward exchange contracts for anticipated net cash inflows in Canada and Western Europe. Under this program, increases or decreases in net local operating revenue and expenses as measured in U. S. Dollars are partially offset by realized gains and losses on hedging instruments. The goal of the hedging program is to fix economically the exchange rates on projected foreign currency net cash flows. Foreign currency forward contracts are not used for trading purposes.

All foreign currency contracts are marked-to-market and unrealized gains and losses are included in the current period's calculation of net income. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in net income in advance of the actual projected net foreign currency cash flows. This often results in a mismatch between accounting gains and losses and transactional foreign currency net cash flow gains and losses.

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. At the end of the first quarter of 2003, we had net foreign currency exchange contracts outstanding to sell forward the following currency. All contracts mature later in fiscal 2003.

                                                        Approximate        Estimated Fair            Unrealized
                             Nominal Amount in     Average Exchange           Value as of           Loss, as of
                                    US Dollars                 Rate        March 29, 2003        March 29, 2003
                                (in thousands)                                         (in thousands)
Canadian Dollar                           $835      US$1 = CAN 1.56                 $ 883                  $ 48




                        ITEM 4 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures
     Based on an evaluation of the Registrant's disclosure controls and procedures conducted within 90 days of the filing date of this Quarterly Report on Form 10-Q, carried out under the supervision and with the participation of the Registrant's management, including the Registrant's principal executive officer and principal financial officer, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the Registrant's principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Registrant and its consolidated subsidiaries, is made known to them, particularly during the period for which this periodic report has been prepared.

(b)  Changes in internal controls
     There were no significant changes made in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.



                               Page 13 of 21 pages

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No response required

Item 2.  Changes in Securities and Use of Proceeds

         (a) and (b) Not Applicable

         (c) As of March 3, 2003, Christian Galvis was issued 1,250 common shares of R. G. Barry Corporation ("R. G. Barry"). These common shares were issued in respect of R. G. Barry's 2002 fiscal year in accordance with the terms of a Restricted Stock Agreement, effective as of January 4, 1998, between R. G. Barry and Mr. Galvis. The common shares had a market value of $2.86 per share on the date of issuance. The common shares were issued in reliance upon the exemptions from registration provided in Sections 4(2) and 4(6) under the Securities Act of 1933 (the "1933 Act"), based upon the fact that there was only one individual to whom the common shares were "sold" and the status of Mr. Galvis as an executive officer and director of R. G. Barry.

         (d) Not Applicable

Item 3.  Defaults Upon Senior Securities

         (a), (b) Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) - (d) Not Applicable

Item 5.  Other Information

         No response required

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits: See Index to Exhibits at page 18.

         (b) Reports on Form 8-K: On January 9, 2003, R. G. Barry filed a Current Report on Form 8-K, dated that same day, reporting that on December 27, 2002, R. G. Barry had entered into a new $32.0 million secured Revolving Credit Agreement with The Huntington National Bank to refinance the unsecured Revolving Credit Agreement between R. G. Barry and Huntington dated March 12, 2001, as amended on February 22, 2002 and September 23, 2002.





                               Page 14 of 21 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           R. G. BARRY CORPORATION
                                           -----------------------
                                           Registrant

May  13, 2003
-------------
     Date

                                           /s/ Daniel D. Viren
                                           ---------------------------------
                                           Daniel D. Viren
                                           Senior Vice President - Finance
                                           (Principal Financial Officer)
                                           (Duly Authorized Officer)








                               Page 15 of 21 pages

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003
           --
                                          /s/ Gordon Zacks
                                         --------------------------------------
                                         Printed Name: Gordon Zacks
                                         Title:  Chairman of the Board,
                                         Chief Executive Officer and President




                               Page 16 of 21 pages

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003
           --
                               /s/ Daniel D. Viren
                              --------------------------------------------------
                              Printed Name: Daniel D. Viren
                              Title: Senior Vice President - Finance, Secretary and Treasurer, Chief Financial Officer



                               Page 17 of 21 pages

                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS

    Exhibit No.                            Description                                      Location
    -----------                            -----------                                      ---------
         4            First Amendment to Revolving Credit Agreement
                      entered into as of March 31, 2003, between
                      The Huntington National Bank, as lender, and                        19 through 20
                      R. G. Barry Corporation in order to amend
                      Revolving Credit Agreement dated as of
                      December 27, 2002

        99.1          Certification pursuant to 18 U. S. C. Section 1350,
                      as adopted pursuant to Section 906 of the                              Page 21
                      Sarbanes-Oxley Act of 2002 (Chief Executive Officer
                      and Chief Financial Officer)
















                               Page 18 of 21 pages