Form 10-Q
period 2003-06-28
BARRY R G CORP /OH/
filed 2003-08-12
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended        June 28, 2003
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769
                                                 ------

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                   31-4362899
     --------------------------------------------------------------------
     (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)             Identification Number)

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

                           Yes    X     No
                               -------     -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes          No    X
                               -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Shares, $1 Par Value, Outstanding as of June 28, 2003 - 9,813,652
                                                   -------------------------

                          Index to Exhibits at page 21
                                     Page 1

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               June 28, 2003   December 28, 2002
                                                               -------------   -----------------
                                                               (unaudited)
                                                               -----------
                                                                       (in thousands)
ASSETS:
   Cash and cash equivalents                                      $  3,714         $  6,881
   Accounts receivable, less allowances                             14,915           11,125
   Inventory                                                        43,663           32,894
   Deferred and recoverable income taxes                             7,177            8,569
   Prepaid expenses                                                  2,032            1,599
                                                                  --------         --------
         Total current assets                                       71,501           61,068
                                                                  --------         --------

   Property, plant and equipment, at cost                           37,554           39,176
      Less accumulated depreciation and amortization                27,255           28,266
                                                                  --------         --------
         Net property, plant and equipment                          10,299           10,910
                                                                  --------         --------

   Goodwill, net of amortization                                     2,654            2,374
   Deferred income taxes and other assets                           12,653           13,286
                                                                  --------         --------
                                                                  $ 97,107           87,638
                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term notes payable                                         18,000                -
   Current installments of long-term debt                            3,748            3,650
   Accounts payable                                                 10,922           10,474
   Accrued expenses                                                  3,429            6,017
                                                                  --------         --------
      Total current liabilities                                     36,099           20,141
                                                                  --------         --------

   Accrued retirement costs and other, net                          14,206           14,188

   Long-term debt, excluding current installments                    5,413            5,760
                                                                  --------         --------
            Total liabilities                                       55,718           40,089
                                                                  --------         --------

   Minority interest                                                   396              361

   Shareholders' equity:
      Preferred shares, $1 par value per share
         Authorized 3,775 Class A shares,
         225 Series I Junior Participating Class A Shares,
         and 1,000 Class B Shares, none issued
      Common shares, $1 par value per share
         Authorized 22,500 shares
         (excluding treasury shares)                                 9,814            9,806
      Additional capital in excess of par value                     12,805           12,791
      Deferred compensation                                           (141)            (200)
      Accumulated other comprehensive loss                          (2,690)          (3,071)
      Retained earnings                                             21,205           27,862
                                                                  --------         --------
         Net shareholders' equity                                   40,993           47,188
                                                                  --------         --------
                                                                  $ 97,107           87,638
                                                                  ========         ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Thirteen weeks ended             Twenty-six weeks ended
                                             --------------------             ----------------------
                                         June 28, 2003    June 29, 2002    June 28, 2003    June 29, 2002
                                         -------------    -------------    -------------    -------------
                                                                   (unaudited)
                                                     (in thousands, except per share amounts)
Net sales                                   $ 19,016           15,895           39,394           35,247
Cost of sales                                 12,563           11,159           25,856           24,467
                                            --------         --------         --------         --------
    Gross profit                               6,453            4,736           13,538           10,780
Selling, general and
    administrative expense                    10,018           11,395           21,575           22,045
Restructuring charges
     (adjustments)                                 -                -              200              727
                                            --------         --------         --------         --------
Operating loss                                (3,565)          (6,659)          (8,237)         (11,992)

Other income                                       -              200               53              400

Interest expense                                (297)            (306)            (471)            (540)
Interest income                                    -               29                -               91
                                            --------         --------         --------         --------
   Net interest expense                         (297)            (277)            (471)            (449)

Loss from continuing operations
    before income tax benefit  and
    minority interest                         (3,862)          (6,736)          (8,655)         (12,041)
Income tax benefit                             1,474            2,705            3,341            4,951
Minority interest, net of tax                     (7)             (26)             (35)             (43)
                                            --------         --------         --------         --------

Loss from continuing operations               (2,395)          (4,057)          (5,349)          (7,133)

Loss from discontinued operations,
net of income tax benefit (including
loss on disposal of $223)                       (390)            (687)          (1,308)            (942)
                                            --------         --------         --------         --------

   Net loss                                 $ (2,785)        $ (4,744)        $ (6,657)        $ (8,075)
                                            ========         ========         ========         ========

Net loss per common share
      Basic                                 $  (0.29)        $  (0.50)        $  (0.68)        $  (0.85)
                                            ========         ========         ========         ========
      Diluted                               $  (0.29)        $  (0.50)        $  (0.68)        $  (0.85)
                                            ========         ========         ========         ========

Average number of common
   shares outstanding
      Basic                                    9,815            9,598            9,813            9,512
                                            ========         ========         ========         ========
      Diluted                                  9,815            9,598            9,813            9,512
                                            ========         ========         ========         ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Twenty-six weeks ended
                                                                 June 28, 2003     June 29, 2002
                                                                 -------------     -------------
                                                                           (unaudited)
                                                                          (in thousands)
Cash flows from operating activities:
   Net loss                                                         $ (6,657)        $ (8,075)
   Net loss from discontinued operations, net of tax benefit           1,308              942
                                                                    --------         --------
      Net loss from continuing operations                             (5,349)          (7,133)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of
            property, plant and equipment                                844              842
         Amortization of deferred compensation                            58               66
         Minority interest, net of tax                                    35               43
         Changes in:
            Accounts receivable, net                                  (2,366)           4,389
            Inventory                                                (11,174)          (7,375)
            Prepaid expenses                                            (458)            (465)
            Deferred and recoverable income taxes                      1,391           (4,236)
            Other                                                        888           (3,805)
            Accounts payable                                             420              659
            Accrued expenses                                          (1,964)          (2,469)
            Accrued retirement costs and other                            17              436
                                                                    --------         --------
               Net cash used in continuing operations                (17,658)         (19,048)
                                                                    --------         --------
                 Net cash used in discontinued operations             (1,654)          (1,560)
                                                                    --------         --------
                    Net cash used in operating activities            (19,312)         (20,608)
                                                                    --------         --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                    (1,568)          (2,032)
                                                                    --------         --------

Cash flows from financing activities:
   Long-term debt, net of (repayments)                                  (446)           4,825
   Proceeds from short-term notes                                     18,000            8,000
   Proceeds from shares issued and other                                 121              560
                                                                    --------         --------
         Net cash provided by financing activities                    17,675           13,385
                                                                    --------         --------

Effect of exchange rates on cash                                          38               98
                                                                    --------         --------

Net decrease in cash                                                  (3,167)          (9,157)
Cash at the beginning of the period                                    6,881           12,258
                                                                    --------         --------
Cash at the end of the period                                       $  3,714         $  3,101
                                                                    ========         ========

Supplemental cash flow disclosures:
   Interest paid                                                    $    416         $    414
                                                                    ========         ========
   Income taxes paid (refunded), net                                $ (4,653)        $    136
                                                                    ========         ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Under Item 1 of Part I of Form 10-Q
              for the periods ended June 28, 2003 and June 29, 2002

1. These interim consolidated financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. R. G. Barry Corporation and its subsidiaries (the "Company", "we", "our", "us") operate on a fifty-two or fifty-three week fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2003 is a fifty-three week year, while 2002 was a fifty-two week year.

3. Income tax benefit, from continuing operations, for the twenty-six week periods ended June 28, 2003 and June 29, 2002, consisted of:

                                               2003          2002
                                              ------        ------
                                                 (in thousands)
             U. S. Federal and
                 Foreign tax benefit          $2,952        $4,305
             State & Local tax benefit           389           646
                                              ------        ------
                  Total                       $3,341        $4,951
                                              ======        ======


     The income tax benefit reflects a combined federal, foreign, state and local effective rate of approximately 38.6 percent and 41.1 percent for the first half of 2003 and 2002, respectively, as compared to the statutory U.
     S. federal rate of 34.0 percent in both years.

     Income tax benefit for the twenty-six week periods ended June 28, 2003 and June 29, 2002 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0 percent to pretax loss, as a result of the following:

                                                    2003          2002
                                                   ------        ------
                                                      (in thousands)
          Computed "expected" tax benefit:
              U. S. Federal benefit                $2,943        $4,094
              Foreign and other, net                  141           411
              State & Local benefit, net of
                Federal tax benefit                   257           446
                                                   ------        ------
                   Total                           $3,341        $4,951
                                                   ======        ======


4. Basic net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the employee stock purchase plan. Diluted loss per common share as of June 28, 2003 and June 29, 2002 does not include the effect of potential common shares due to the antidilutive effect of these instruments, as a result of the losses incurred during the periods noted.

5.   Inventory by category for the Company consisted of the following:

                                           June 28,     December 28,
                                           --------     ------------
                                             2003           2002
                                           -------        -------
                                               ( in thousands)
               Raw materials               $ 8,098        $ 6,981
               Work in process               1,554          1,462
               Finished goods               34,011         24,451
                                           -------        -------
                    Total inventory        $43,663        $32,894
                                           =======        =======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
        for the periods ended June 28, 2003 and June 29, 2002 - continued

6. Segment Information - The Company manufactures and markets comfort footwear for at- and around-the-home. The Company considers its "Barry Comfort" at- and around-the-home comfort footwear groups in North America and in Europe, as its two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, including such items as a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and c) in some periods, certain other operating provisions.

                                                   Barry Comfort
                                                   -------------
            Twenty-six weeks ended
                June 28, 2003             North                         Intersegment
                (in thousands)           America           Europe        Eliminations        Total
                                         -------           ------        ------------        -----
     Net sales                           $ 34,091         $  5,303                          $ 39,394
     Gross profit                          12,650              888                            13,538
     Depreciation and
            amortization                      737              107                               844
     Interest income                          104                              (104)
     Interest expense                         554               21             (104)             471
     Restructuring and asset
           impairment charges                 200                -                               200
     Pre tax loss from
           continuing operations           (8,249)            (406)                           (8,655)
     Additions to property, plant
            and equipment, net              1,455               68                             1,523
     Total assets devoted                $ 98,979         $  6,499          ($9,561)        $ 95,917
                                         ========         ========         ========         ========


                                                   Barry Comfort
                                                   -------------
            Twenty-six weeks ended
                June 29, 2002             North                         Intersegment
                (in thousands)           America           Europe        Eliminations        Total
                                         -------           ------        ------------        -----
     Net sales                           $ 30,115         $  5,132                          $ 35,247
     Gross profit                           9,740            1,040                            10,780
     Depreciation and
            amortization                      745               97                               842
     Interest income                           91                               (51)              40
     Interest expense                         520               20              (51)             489
     Restructuring and asset
           impairment charges                 727                -                               727
     Pre tax loss from
           continuing operations          (11,651)            (390)                          (12,041)
     Additions to property, plant
            and equipment, net              1,969               53                             2,022
     Total assets devoted                $ 87,858         $  7,618          ($6,968)        $ 88,508
                                         ========         ========         ========         ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
        for the periods ended June 28, 2003 and June 29, 2002 - continued

6.   Segment information - continued


                                                   Barry Comfort
                                                   -------------
        Thirteen weeks ended
            June 28, 2003                   North                             Intersegment
            (in thousands)                 America            Europe          Eliminations       Total
                                           -------            ------          ------------       -----
Net sales                                 $ 16,959           $  2,057                         $ 19,016
Gross profit                                 6,156                297                            6,453
Depreciation and
       amortization                            365                 14                 27           406
Interest income                                 57                 57
Interest expense                               339                 15                              354
Pre tax loss from
      continuing operations                 (3,471)              (391)                          (3,862)
Additions to property, plant
       and equipment, net                      651                  -                              651
Total assets devoted                      $ 98,979           $  6,499           $ (9,561)      $95,917
                                          ========           ========           ========       =======


                                                   Barry Comfort
                                                   -------------
        Thirteen weeks ended
           June 29, 2002                      North                          Intersegment
           (in thousands)                    America           Europe        Eliminations        Total
                                             -------           ------        ------------        -----
Net sales                                 $ 13,697           $  2,198                         $ 15,895
Gross profit                                 4,336                400                            4,736
Depreciation and
       amortization                            384                 48                (39)          393
Interest income                                 29                                                  29
Interest expense                               294                 12                              306
Pre tax loss from
      continuing operations                 (6,434)              (302)                          (6,736)
Additions to property, plant
       and equipment, net                    1,103                  2                            1,105
Total assets devoted                      $ 87,858           $  7,618            ($6,968)      $88,508
                                          ========           ========           ========       =======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
        for the periods ended June 28, 2003 and June 29, 2002 - continued

7. Restructuring and asset impairment charges - The Company has previously announced plans to reduce costs and improve operating efficiencies, and recorded restructuring and asset impairment charges as components of operating expense. The following schedule highlights actual activities for the six-month periods through June 28, 2003, with comparative information through June 29, 2002.


                                                                                            Non-Cash
                                            As of                                          Write-Offs            As of
                                         Dec. 28,           Charges         Estimate              and          June 28,
         (in thousands)                      2002           in 2003      Adjustments      Paid in 2003             2003
                                         --------           -------      -----------      ------------         --------
Employee separations                      $ 1,530                 -                -             1,010              520
Asset impairments                               -               200                -               200                -
Noncancelable lease costs                     208                -                 -                 8              200
                                         --------              ----           ------            ------          -------
Total restructuring costs                 $ 1,738             $ 200                -           $ 1,218            $ 720
                                          =======             =====           ======           =======            =====




The Company expects that a substantial portion of the accrued obligations will be paid before the end of the 2003 fiscal year.

                                            As of                                                                 As of
                                         Dec. 29,           Charges         Estimate                           June 29,
         (in thousands)                      2001           in 2002      Adjustments      Paid in 2002             2002
                                         --------           -------      -----------      ------------         --------
Employee separations                       $  346               727                -               895              178
                                           ------               ---           ------               ---              ---
Total restructuring costs                  $  346            $  727                -             $ 895           $  178
                                           ======            ======           ======             =====           ======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
        for the periods ended June 28, 2003 and June 29, 2002 - continued

8. In May 2003, we announced an agreement to sell certain business assets of our Vesture Corporation ("Vesture") thermal products subsidiary, and in June 2003, we closed the sale of those assets. The sale was deemed effective March 29, 2003. Vesture assets sold in the transaction included furnishings, fixtures, equipment, inventories, books and records (including supplier and customer lists), Vesture's rights under certain contracts and agreements, patents and trademarks used by Vesture, and trade accounts receivable of Vesture arising after March 29, 2003. We retained Vesture's account receivables as of March 29, 2003. As consideration, the purchaser assumed specific liabilities and obligations of Vesture and paid us a nominal sum of cash. In addition, the purchaser is obligated to re-pay us for the losses incurred, as defined, in the Vesture business for the period from March 29, 2003 through June 18, 2003. As additional consideration for the assets transferred, the purchaser has agreed to pay to us annual payments, through the year 2006, based upon a percentage of purchaser's annual sales in excess of specific thresholds.

     With the disposal of those Vesture assets, we have discontinued the thermal products business. The disposition of these assets represents a disposal of a business segment under Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of this operation have been classified as discontinued and financial data for all periods have been reclassified to show discontinued operations.

     Selected financial data relating to the discontinued operations through the date of closing on June 18, 2003, follows:

                                                Thirteen weeks ended             Twenty-six weeks ended
                                                --------------------             ----------------------
                                           June 28, 2003     June 29, 2002   June 28, 2003   June 29, 2002
                                           -------------     -------------   -------------   -------------
Net sales                                     $  878              265            1,759            1,809
Gross profit                                      97             (325)              57               51
Selling, general and administrative              392              741            1,686            1,472
Loss on sale of certain assets
 relating to discontinued operations            (223)               -             (223)               -
Loss from discontinued operations
    before income tax benefit                   (363)          (1,094)          (1,745)          (1,472)
Income tax benefit                               196              406              660              530
Loss from discontinued operations
    net of income tax benefit                   (390)            (687)          (1,308)            (942)

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
        for the periods ended June 28, 2003 and June 29, 2002 - continued

9.   Shareholders' Equity
     The Company has various stock option plans, under which we have granted incentive stock options and nonqualified stock options exercisable for periods of up to 10 years from the date of grant at prices not less than fair market value at the date of grant. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock- Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

     The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net earnings (loss) would approximate the pro forma amounts indicated in the table below:

                                         June 28, 2003        June  29, 2002
                                         -------------        --------------
                                                   (in thousands)
       Net earnings (loss):
            As reported                    $  (6,657)          $  (8,075)
            Pro forma                         (6,988)             (8,615)

       Earnings (loss) per share:
            As reported                    $   (0.68)          $   (0.85)
            Pro forma                          (0.70)              (0.86)


     Using the Black-Scholes option pricing model, the per-share weighted-average fair value of stock options granted during 2003 and 2002, was $1.69 and $3.07, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of June 28, 2003, and June 29, 2002 were:

                                                      June 28,       June 29,
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
          Expected life-ISO grants                   6 years      6 years
          Expected life-nonqualified grants          8 years      8 years

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

--------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements in this Quarterly Report on Form 10-Q, which are not historical fact are forward-looking statements based upon our current plans and strategies, and reflect our current assessment of the risks and uncertainties related to our business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of direct sourcing by customers of competitive products from alternative suppliers; the effect of pricing pressures from retailers; the loss of significant customers in connection with mergers, acquisitions, bankruptcies or other circumstances; inherent risks of international development, including foreign currency risks, economic, regulatory and cultural difficulties or delays in our business development outside the United States; our ability to improve processes and business practices to keep pace with the economic, competitive and technological environment; the availability and costs of financing; capacity, efficiency and supply constraints; weather; the effects of terrorist acts, and governments' responses to terrorist acts, on business activities and customer orders; acts of war; and other risks detailed in our press releases, shareholder communications, and Securities and Exchange Commission filings. Actual events affecting us and the impact of such events on our operations may vary from those currently anticipated.
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
As of the end of the second quarter of 2003, we had $35.4 million in net working capital. This compares with $47.1 million at the end of the second quarter of 2002, and $40.9 million at fiscal year-end 2002. The declines in net working capital from the end of the second quarter of 2002 and from fiscal year-end 2002 to the end of the second quarter of 2003 are primarily the result of the net losses we have incurred during the periods.

The primary components of net working capital have changed as follows:

- Net accounts receivable increased from $12.1 million at the end of the second quarter of 2002, to $14.9 million at the end of the second quarter of 2003. Most of the increase in 2003 reflects a shift in the timing of sales to customers, plus a moderate slowdown in collections of customer accounts. We do not believe that there is any increased exposure to bad debts and expect receivables to return to historic levels by year-end 2003. Accounts receivable at the end of the second quarter of 2003 increased by $3.8 million from $11.1 million at the end of fiscal 2002, representing a seasonal pattern of changes in receivables.
- Inventories ended the second quarter of 2003 at $43.7 million compared with $43.2 million one year ago, and $32.9 million as of the end of fiscal 2002. Compared with one year ago, there is a decrease in aggregate raw materials and work in process inventories from period to period of approximately $1.6 million, and an approximate $2.0 million increase in finished goods inventory. This is consistent with our three-year strategic plan to purchase increasing amounts of finished goods from third party suppliers and decrease the amount of merchandise produced in our own plants. The amount of inventory has increased from the end of fiscal 2002 by $10.8 million, which represents a seasonal pattern of inventory changes from season to season, and is mainly an increase in finished goods in expectation of sales later in the year.
- We ended the second quarter of 2003 with $3.7 million in cash and cash equivalents, compared with $3.1 million at the end of the second quarter of 2002. At the end of fiscal 2002, we had $6.9 million in cash and cash equivalents. At the end of the second quarter of 2003, we had borrowed $18 million in short-term notes from our bank, compared with $8 million at the end of the second quarter of 2002. The increase in short-term borrowings at the end of the second quarter of 2003 compared with the end of the second quarter of 2002, is primarily related to the losses that we incurred during the second half of 2002. There were no short-term bank borrowings outstanding at the end of fiscal 2002.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

Capital expenditures during the first half of 2003 amounted to $1.6 million compared with $2.0 million during the first half of 2002. Most of the capital expenditures in both 2002 and 2003, reflect expenditures needed to implement our three-year strategic plan, as outlined in prior reports, plus routine replacements.

We currently have in place a $32 million Revolving Credit Agreement ("Revolver") with The Huntington National Bank ("Huntington"). In connection with the Revolver, we granted a security interest in all of our personal property assets to (a) secure our obligations to Huntington, including those obligations under the Revolver and (b) secure our obligations under a Note Agreement with Metropolitan Life Insurance Company dated July 5, 1994, as amended. The Revolver is a three-year $32 million commitment from Huntington that matures on April 30, 2006. The Revolver contains certain periodic monthly commitment limitations ranging from $3 million in January, $12 million for February and March, $32 million from April through October, and $27 million for November and December, all of which are further limited monthly to 80 percent of eligible receivables and 40 percent of eligible inventory, as defined. We have recently discussed with Huntington and expect soon to obtain a $4 million increase in the availability under the Revolver to cover our anticipated peak seasonal borrowing needs. The Revolver contains various covenants, including financial covenants, that require us to maintain specified consolidated minimum tangible net worth levels, quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) maintenance requirements through the end of fiscal 2003, a minimum coverage of interest expense beginning at the end of the first quarter in fiscal 2004, and certain cash flow leverage ratios beginning at the end of fiscal 2003. We are in compliance with all covenants of the Revolver and other debt agreements.

Effective January 1, 2002, the 15% duties imposed by the United States on slippers coming from Mexico were eliminated. The duties had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008. With the assistance of two firms, we were successful in accelerating the elimination of these duties. With the successful conclusion of this pursuit, we agreed to pay an aggregate of approximately $6 million, most of which is payable in equal quarterly installments through the end of 2005. Reflected in current installments and long-term debt is approximately $3.4 million, which represents the discounted present value of the remaining quarterly installments due through 2005. The unamortized cost of the services of these firms, amounting to $3.7 million, is mainly included in other assets as of the end of the first half of 2003. These costs are being amortized through the end of 2007, which corresponds with the period of expected benefit from the reduction in duties. Amortization during the first half of 2003 amounted to $736 thousand, compared with $365 thousand during the first half of 2002.

Application of Critical Accounting Policies
-------------------------------------------
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. Making estimates in the preparation of financial statements is not new. Making estimates about the impact of future events has been a generally accepted practice for nearly all companies in nearly all industries for many, many years. We make these estimates after gathering as much information from as many resources, both internal and external to our organization, as are available to us at the time. After reasonably assessing the conditions that exist at the time, we make estimates and prepare the financial reports. We make these estimates in a consistent manner from period to period, based upon historical trends and conditions, and after review and analysis of current events and conditions. Management believes that these estimates reasonably reflect the current assessment of the financial impact of events that may not become known with certainty until some time in the future.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

Application of Critical Accounting Policies - continued
-------------------------------------------------------
The more critical of these accounting policies requiring management estimates are summarized here:

         a) We recognize revenue when our goods are shipped to our customers and title passes. In certain circumstances, we have made arrangements with customers that provide for returns, discounts, promotions and other incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of future returns and retailer promotions and incentives, and recognize a corresponding reduction in the measurement of accounts receivable. As a result of the rapidly changing retail environment and the ever-changing economic environment, it is possible that returns or retailer promotions and incentives could change in the future. Accordingly, we have identified this estimate as one requiring significant management judgement. We also estimate an amount for the potential of doubtful accounts as a result of bad debts. In preparing the financial statements for the periods ending June 28, 2003, we estimated the cost of future returns, promotions, incentives and bad debts to amount to $2.1 million. This compares with an estimate at the end of June 29, 2002 of $1.4 million.

         b) We value inventories using the lower of cost or market method, based upon a standard costing method. We evaluate our inventories for any impairment in realizable value in light of the prior selling season, the economic environment, and our expectations for the upcoming selling season. At the end of the second quarter of 2003, we estimated that the standard cost valuation of our inventory exceeded the estimated net realizable value of that inventory by $1.2 million, compared with a similar estimate made at the end of the second quarter of 2002 of $1.1 million.

         c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period and what deferred tax costs or benefits will become realizable for income tax purposes in the future as a result of differences between results of operations as reported in conformity with accounting principles generally accepted in the United States and the requirements of the increasingly complex income tax codes existing in the various jurisdictions where we operate. We ended the second quarter of 2003 with net deferred and recoverable tax assets of $10.8 million, compared with net deferred and recoverable tax assets at the end of the second quarter of 2002 amounting to $7.1 million. In evaluating the future usability of our deferred and recoverable tax assets, we are relying on our capacity for refund of federal income taxes due to our tax loss carry-back position, and on projections of future profits. Should those future profits not materialize in the time frames required, we may need to establish a further valuation allowance against deferred tax assets.

         d) We make an assessment of the ongoing future value of goodwill and other intangible assets. During the second quarter of 2003, we made an assessment, using discounted projected cash flows methodology, to determine that there was no impairment in the value of those assets.

         e) We make estimates of the future costs associated with restructuring plans related to a number of operational changes and reconfigurations that we have announced. At the end of the second quarter of 2003, we had an accrued balance of $720 thousand relating to the estimated future costs of closing or reorganizing certain operations, as previously outlined. At the end of the second quarter of 2002, we had an accrued balance of $178 thousand for similar restructuring and reorganization activities. Should the actual costs of these activities exceed these estimates, the excess costs will be recognized in the following period. Conversely, should the costs of such restructuring be less than the amounts estimated, future periods would benefit by that difference. (See also Note 7 of Notes to Consolidated Financial Statements for additional restructuring information.)

         f) In addition, there are other accounting policies, which also require some judgmental input by management. We have followed these policies consistently from year to year, period to period. For an additional discussion of all of our accounting policies, the reader may refer to Note 1 of the Notes to Consolidated Financial Statements contained in our 2002 Annual Report to Shareholders. Actual results may vary from these estimates as a result of activities learned after the period end estimates have been made, and will have a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued


Impact of Recently Issued Accounting Standards
----------------------------------------------
On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 as of July 1, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

Results of Operations - Discontinued Operations
-----------------------------------------------
In May, 2003, we agreed to sell certain business assets of our Vesture Corporation thermal products subsidiary. On June 18, 2003, we closed the sale of those assets. The sale was deemed effective March 29, 2003. The discontinued operations include the activities of Vesture Corporation through June 18, 2003. Upon closing, we received a nominal amount of cash, with a certain amount of additional money to be received after closing to adjust the closing price, retained the right to collect certain customer receivables, and the right to potential royalties on sales, by the purchaser, above a certain threshold amount through 2006. See Note 8 of Notes to Consolidated Financial Statements regarding discontinued thermal operations.

With the disposal of those Vesture assets, we have discontinued the thermal products business. The disposition of these assets represents a disposal of a business segment under SFAS No. 144. Accordingly, the results of this operation have been classified as discontinued and financial data for all periods have been reclassified to show discontinued operations. During the second quarter of 2003, we incurred a net loss from discontinued operations of $390 thousand compared with a net loss from discontinued operations in 2002 of $687 thousand. For the first six months of 2003, we incurred a net loss from discontinued operations of $1.3 million compared with a net loss from discontinued operations in 2002 of $942 thousand. See Note 8 of Notes to Consolidated Financial Statements for the highlights of the results of operations of the discontinued thermal operations.

Results of Operations - Continuing Operations
---------------------------------------------
During the second quarter of 2003, net sales from continuing operations of $19.0 million, were 19.6 percent greater than net sales from continuing operations of $15.9 million during the same quarter in 2002. For the six months, net sales from continuing operations amounted to $39.4 million, an 11.8 percent increase when compared with the first six months of 2002. Of the increase in net sales of $4.1 million for the first half of 2003, $3.9 million occurred in Barry Comfort North America, with approximately $172 thousand of the increase in Barry Comfort Europe. Most of these increases occurred during the second quarter of the year. (See also Note 6 of Notes to Consolidated Financial Statements for selected segment information.)

Gross profit from continuing operations during the second quarter of 2003, amounted to $6.5 million, or 33.9 percent of net sales. This compares with gross profit of $4.7 million, or 29.8 percent of net sales, in the same quarter of 2002. For the six months, gross profit as a percent of net sales was 34.4 percent in 2003 compared with 30.6 percent in 2002. During the past three years, we have been repositioning our operations to lower cost locations (transitioning certain molding, cutting and warehousing operations from the United States into Mexico), and making increasing use of outsourced purchases from third party suppliers in Asia. The costs and efforts to achieve those objectives have been arduous, but the results for the current periods in 2003, reflect the benefits of that effort. Lowering costs of production have resulted in an increase in gross profits.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations - continued

Selling, general and administrative expenses from continuing operations during the second quarter amounted to $10.0 million, about $1.4 million lower than the same quarter one year ago. For the six months, these expenses amounted to $21.6 million, compared with $22.0 million for the same six months last year. The decline in expense reflects the efforts to curb expenses as contemplated in the three-year strategic plan that we have been working on for the past three years.

Net interest expense increased during both the second quarter and first half of 2003 when compared with 2002. During the second quarter of 2003, net interest expense amounted to $297 thousand compared with $277 thousand in the second quarter of 2002. For the first half, net interest expense increased to $471 thousand in 2003, from $449 thousand in 2002. During 2003, we have borrowed more under the Revolver than in 2002. At the end of the second quarter of 2003, we had borrowed about $18 million under the Revolver, compared with $8 million borrowed during the same time frame in 2002. Long-term debt at the end of the second quarter of 2003 had decreased, due to scheduled repayments, by approximately $3.4 million from the same period in 2002. The net impact of both short-term and long-term debt was an increase of approximately $7 million from 2002 to 2003. During the comparable periods, interest rates on the Revolver were nearly flat at approximately 4.0 percent in 2003, compared with 4.1 percent in 2002.

For the second quarter of 2003, we incurred a net loss from continuing operations of $2.4 million, compared with a net loss from continuing operations of $4.0 million in 2002. The net loss from discontinued operations for the second quarter of 2003, amounted to $390 thousand, compared with a net loss from discontinued operations of $687 thousand in 2002. The total net loss from both continuing and discontinued operations amounted to $2.8 million in 2003, or $0.29 per share, compared with $4.7 million in 2002, or $0.50 per share.

For the first six months of 2003, we incurred a net loss from continuing operations of $5.3 million, compared with a net loss from continuing operations of $7.1 million in 2002. The net loss from discontinued operations for the first six months of 2003, amounted to $1.3 million, compared with a net loss from discontinued operations of $942 thousand in 2002. The total net loss from both continuing and discontinued operations amounted to $6.7 million in 2003, or $0.68 per share, compared with $8.1 million in 2002, or $0.85 per share.

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

Our primary foreign currency cash inflows are generated from Canada, and to a far lesser degree from Mexico. We do, at times, employ a foreign currency hedging program utilizing currency forward exchange contracts for anticipated net cash inflows in Canada and use the foreign currency inflows in Mexico to net against our foreign currency outflows in that country. Under this program, increases or decreases in net local operating revenue and expenses as measured in U. S. Dollars are partially offset by realized gains and losses on hedging instruments. The goal of the hedging program is to fix economically the exchange rates on projected foreign currency net cash flows. Foreign currency forward contracts are not used for trading purposes.

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

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. At the end of the second quarter of 2003, we had net foreign currency exchange contracts outstanding to sell forward the following currency. All contracts mature later in fiscal 2003.

                                                 Approximate        Estimated Fair      Unrealized Loss,
                      Nominal Amount in     Average Exchange           Value as of                 as of
                             US Dollars                 Rate         June 28, 2003         June 28, 2003
                         (in thousands)                                       (in thousands)
Canadian Dollar                    $512      US$1 = CAN 1.56                 $ 593                ($ 81)

                        ITEM 4 - Controls and Procedures

     With the participation of management of R. G. Barry Corporation (the "Registrant"), including the Registrant's principal executive officer and acting principal financial officer, the Registrant has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant's principal executive officer and the Registrant's acting principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period for which the Registrant's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

     In addition, there were no significant changes during the period covered by this Quarterly Report on Form 10-Q in the Registrant's internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

     On August 4, 2003, the Board of Directors appointed Jose G. Ibarra, Vice President - Corporate Controller, as the Acting Principal Financial Officer of the Registrant, until Daniel D. Viren, Senior Vice President - Finance and Chief Financial Officer, resumes his duties. Mr. Viren is recuperating from heart surgery and is expected to make a full recovery and soon resume his responsibilities.

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

         (a)  through (d) Not applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         (a), (b) Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         (a) R. G. Barry Corporation's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 8, 2003. At the close of business on the record date, March 17, 2003, 9,808,175 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 9,156,444, or 93.4% of the outstanding common shares entitled to vote, were represented in person or by proxy.

         (b) Directors elected at the Annual Meeting, for three-year terms, were:


              Janice Page
                  For:             9,045,491     Withheld:   110,953   Broker non-votes:  none
              Harvey Weinberg
                  For:             8,999,525     Withheld:   156,919   Broker non-votes:  none

              Other directors whose terms of office continued after the Annual
              Meeting:
              Gordon Zacks      Christian Galvis       Roger E. Lautzenhiser
              Edward M. Stan    Philip G. Barach       Daniel D. Viren

         (c ) See Item 4(b) for the voting results for directors

              Proposal to approve amendments to the R. G. Barry Corporation Employee Stock Purchase Plan:


              For:       8,885,522    Against:            199,921
              Abstain:      71,001    Broker non-votes:    none

          (d) Not Applicable

Item 5.  Other Information
---------------------------

         No response required

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

         (a)  Exhibits:  See Index to Exhibits on page 21.
              --------

         (b)  Reports on Form 8-K:
              --------------------

              On May 2, 2003, R. G. Barry Corporation (the "Registrant") furnished information to the SEC on a Current Report on Form 8-K dated that same date, reporting under "Item 9. Regulation FD Disclosure," (which information was also deemed provided under "Item 12. Results of Operations and Financial Condition") that on May 2, 2003, the Registrant issued a news release reporting operating results for its first quarter ended March 29, 2003.

              On May 8, 2003, the Registrant furnished information to the SEC on a Current Report on Form 8-K dated that same date, reporting under "Item 9. Regulation FD Disclosure," that on May 8, 2003, the Registrant had unveiled NASCAR(R) products at the Registrant's Annual Meeting of Shareholders and the shareholders of the Registrant had re-elected two directors and authorized amendments to the Employee Stock Purchase Plan.

              On May 16, 2003, the Registrant filed a Current Report on Form 8-K, dated May 15, 2003, reporting the issuance of a press release announcing that the Registrant had agreed to sell certain business assets of the Registrant's Vesture Corporation thermal products subsidiary to a private company led by the Chairman of Vesture Corporation.

              On June 6, 2003, the Registrant filed a Current Report on Form 8-K, dated June 5, 2003, reporting that the Registrant had issued a press release regarding its response to notification from the New York Stock Exchange that the Registrant had fallen below continued listing standards for market capitalization and shareholders' equity.

              On June 19, 2003, the Registrant filed a Current Report on Form 8-K, dated June 18, 2003, reporting that the Registrant had issued a press release announcing that the Registrant had closed the sale of certain business assets of the Registrant's Vesture Corporation thermal products subsidiary to a private company led by the Chairman of Vesture Corporation.

              On July 2, 2003, the Registrant filed a Current Report on Form 8-K dated the same date, providing information about the sale of substantially all of the assets of the Registrant's Vesture Corporation subsidiary to Vesture Acquisition Corp., a corporation formed by investors headed by a co-founder and former Chairman of Vesture Corporation. The following pro forma financial statements were filed with the Form 8-K: Unaudited Pro Forma Consolidated Condensed Statements of Operations for the year ended December 28, 2002; Unaudited Pro Forma Consolidated Condensed Statements of Operations for the three months ended March 29, 2003; and Unaudited Pro Forma Consolidated Condensed Balance Sheets for the three months ended March 29, 2003, in each case to give effect to the transaction.

              On July 3, 2003, the Registrant filed a Current Report on Form 8-K/A dated the same date, amending certain of the disclosures included in the Current Report on Form 8-K dated and filed July 2, 2003.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(b)  Reports on Form 8-K (continued):
     --------------------------------

     On July 31, 2003, the Registrant furnished information to the SEC on a Current Report on Form 8-K dated the same date, reporting under "Item 12. Results of Operations and Financial Condition," that on July 31, 2003, the Registrant issued a news release reporting operating results for its second quarter ended June 28, 2003.

     On August 1, 2003, the Registrant furnished information to the SEC on a Current Report on Form 8-K, dated that same date, reporting under "Item 9. Regulation FD Disclosure," the issuance of a news release announcing that the New York Stock Exchange had accepted the Registrant's business plan for continued listing on the New York Stock Exchange.

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




                                    R. G. BARRY CORPORATION
                                    -----------------------
                                    Registrant

Dated:  August 11, 2003

                                    /s/ Jose G. Ibarra
                                    ------------------
                                    Jose G. Ibarra
                                    Vice President - Corporate Controller
                                    (Acting Principal Financial Officer)
                                    (Duly Authorized Officer)

                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS

Exhibit No.        Description                                                Location
-----------        -----------                                                --------
       2.1         Asset Purchase Agreement, made as of May 14, 2003, by      Incorporated herein by
                   and among Vesture Corporation, R. G. Barry Corporation     reference to Exhibit 2 to
                   and Venture Acquisition Corp. (certain schedules and       R. G. Barry Corporation's
                   exhibits are omitted from this Asset Purchase Agreement    Current Report on Form 8-K,
                   and R. G. Barry Corporation has agreed to furnish a copy   dated July 2, 2003 and filed
                   of any such schedule or exhibit to the Securities and      on that date (File No. 1-8769)
                   Exchange Commission upon its request)

      10.1         R. G. Barry Corporation Employee Stock Purchase Plan       Filed herewith
                   (reflects amendments and revisions for share splits and
                   share dividends through May 8, 2003)

      31.1         Rule 13a-14(a)/15d-14(a) Certification (Principal          Filed herewith
                   Executive Officer)

      31.2         Rule 13a-14(a)/15d-14(a) Certification (Acting Principal   Filed herewith
                   Financial Officer)

      32.1         Section 1350 Certifications (Principal Executive Officer   Filed herewith
                   and Acting Principal Financial Officer)