Form 10-Q
period 2003-09-27
BARRY R G CORP /OH/
filed 2003-11-10
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                    31-4362899
               --------------------------------------------------
   (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                Identification Number)

      13405 Yarmouth Road NW, Pickerington, Ohio                  43147
      -----------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

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

                                 Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Shares, $1 Par Value, Outstanding as of September 27, 2003 - 9,834,552
                          Index to Exhibits at page 22

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            September 27,   December 28,
                                                                2003            2002
                                                             ----------      ----------
                                                             (unaudited)
                                                             ----------
                                                                   (in thousands)
ASSETS:
   Cash and cash equivalents                                 $    3,106           6,881
   Accounts receivable, less allowances                          31,768          11,125
   Inventory                                                     50,504          32,894
   Deferred and recoverable income taxes                          6,143           8,569
   Prepaid expenses                                               2,215           1,599
                                                             ----------      ----------
         Total current assets                                    93,736          61,068
                                                             ----------      ----------

   Property, plant and equipment, at cost                        36,083          39,176
      Less accumulated depreciation and amortization             26,299          28,266
                                                             ----------      ----------
         Net property, plant and equipment                        9,784          10,910
                                                             ----------      ----------

   Goodwill, net of amortization                                  2,692           2,374
   Deferred income taxes and other assets                        12,292          13,286
                                                             ----------      ----------
                                                             $  118,504          87,638
                                                             ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term note payable                                       36,000               -
   Current installments of long-term debt                         3,794           3,650
   Accounts payable                                              14,827          10,474
   Accrued expenses                                               3,595           6,017
                                                             ----------      ----------
      Total current liabilities                                  58,216          20,141
                                                             ----------      ----------

   Accrued retirement costs and other, net                       14,409          14,188

   Long-term debt, excluding current installments                 2,877           5,760
                                                             ----------      ----------
            Total liabilities                                    75,502          40,089
                                                             ----------      ----------

   Minority interest                                                400             361

   Shareholders' equity:
      Preferred shares, $1 par value per share
         Authorized 3,775 Class A shares,
         225 Series I Junior Participating Class A Shares,
         and 1,000 Class B Shares, none issued                        -               -
      Common shares, $1 par value per share
         Authorized 22,500 shares
         (excluding treasury shares)                              9,834           9,806
      Additional capital in excess of par value                  12,851          12,791
      Deferred compensation                                        (113)           (200)
      Accumulated other comprehensive loss                       (2,634)         (3,071)
      Retained earnings                                          22,664          27,862
                                                             ----------      ----------
         Net shareholders' equity                                42,602          47,188
                                                             ----------      ----------
                                                             $  118,504          87,638
                                                             ==========      ==========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Thirteen weeks ended          Thirty-nine weeks ended
                                            --------------------          -----------------------
                                       September 27,   September 28,   September 27,   September 28,
                                           2003            2002            2003            2002
                                           ----            ----            ----            ----
                                                                (unaudited)
                                                  (in thousands, except per share amounts)
Net sales                                $ 40,001        $ 38,619        $ 79,395        $ 73,866
Cost of sales                              23,767          23,097          49,623          47,564
                                         --------        --------        --------        --------
    Gross profit                           16,234          15,522          29,772          26,302
Selling, general and
  administrative expense                   13,410          13,145          34,985          35,190

Restructuring charges                           -             545             200           1,272
                                         --------        --------        --------        --------
Operating earnings (loss)                   2,824           1,832          (5,413)        (10,160)

Other income                                    -             200              53             600

Interest expense, net                        (450)           (451)           (921)           (900)

Earnings (loss) from continuing
   operations before income tax
   and minority interest                    2,374           1,581          (6,281)        (10,460)
Income tax (expense) benefit                 (914)           (592)          2,427           4,359
Minority interest, net of tax                  (4)             (6)            (39)            (49)
                                         --------        --------        --------        --------

Earnings (loss) from continuing
   operations                               1,456             983          (3,893)         (6,150)

Income (loss) from discontinued
operations, net of income taxes
(including loss on disposal - $223
for the 39 weeks ended Sept. 27,
2003)                                           3            (781)         (1,305)         (1,723)
                                         --------        --------        --------        --------

   Net earnings (loss)                   $  1,459        $    202       ($  5,198)      ($  7,873)
                                         ========        ========        ========        ========

Net earnings (loss) per common share
      Basic                              $   0.15        $   0.03       ($   0.53)      ($   0.82)
                                         ========        ========        ========        ========
      Diluted                            $   0.15        $   0.03       ($   0.53)      ($   0.82)
                                         ========        ========        ========        ========

Average number of common
   shares outstanding
      Basic                                 9,828           9,635           9,818           9,553
                                         ========        ========        ========        ========
      Diluted                               9,972           9,749           9,818           9,553
                                         ========        ========        ========        ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Thirty-nine weeks ended
                                                                  -----------------------
                                                                September 27,    September 28,
                                                                    2003             2002
                                                                  --------          --------
                                                                         (unaudited)
                                                                       (in thousands)
Cash flows from operating activities:
   Net loss                                                      ($  5,198)        ($  7,873)
   Net loss from discontinued operations, net of tax benefit         1,305             1,723
                                                                  --------          --------
      Net loss from continuing operations                           (3,893)           (6,150)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of
            property, plant and equipment                            1,240             1,209
         Loss on disposal of fixed assets                              335                 -
         Amortization of deferred compensation                          87                99
         Minority interest, net of tax                                  39                49
         Changes in:
            Accounts receivable, net                               (21,026)          (18,406)
            Inventory                                              (18,019)           (8,882)
            Prepaid expenses                                          (641)             (322)
            Deferred and recoverable income taxes                    2,426            (4,089)
            Other                                                      995            (3,847)
            Accounts payable                                         4,488             1,789
            Accrued expenses                                        (1,778)           (1,021)
            Accrued retirement costs and other                         220               669
                                                                  --------          --------
               Net cash used in continuing operations              (35,527)          (38,902)
                                                                  --------          --------
                 Net cash used in discontinued operations           (1,081)           (2,661)
                                                                  --------          --------
                    Net cash used in operating activities          (36,608)          (41,563)
                                                                  --------          --------

Cash flows from investing activities:
   Additions to property, plant and equipment                       (1,595)           (1,977)
   Proceeds from assets sold                                         1,165                 -
                                                                  --------          --------
         Net cash used by investing activities                        (430)           (1,977)
                                                                  --------          --------

Cash flows from financing activities:
   Long-term debt, net of repayments                                (2,851)           (2,337)
   Proceeds from short-term note                                    36,000            32,000
   Proceeds from shares issued and other                                88               901
                                                                  --------          --------
         Net cash provided by financing activities                  33,237            35,238
                                                                  --------          --------

Effect of exchange rates on cash                                        26                36
                                                                  --------          --------

Net decrease in cash                                                (3,775)           (8,266)
Cash at the beginning of the period                                  6,881            12,258
                                                                  --------          --------
Cash at the end of the period                                     $  3,106          $  3,992
                                                                  ========          ========

Supplemental cash flow disclosures:
   Interest paid                                                  $    664          $    913
                                                                  ========          ========
   Income taxes paid (refunded), net                             ($  4,653)         $    100
                                                                  ========          ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements Under Item 1 of Part I of Form 10-Q for the periods ended September 27, 2003 and September 28, 2002

1. These interim consolidated financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations. All amounts are in thousands, except for per share data.

2. R. G. Barry Corporation and its subsidiaries (the "Company", "we", "our", "us") operate on a fifty-two or fifty-three week fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2003 is a fifty-three week year, while 2002 was a fifty-two week year.

3. Income tax benefit, from continuing operations, for the thirty-nine week periods ended September 27, 2003 and September 28, 2002, consisted of:

                             2003     2002
                             ----     ----
U. S. Federal and
    Foreign tax benefit     $2,176   $3,709
State & Local tax benefit      251      650
                            ------   ------
     Total                  $2,427   $4,359
                            ======   ======

     The income tax benefit reflects a combined federal, foreign, state and local effective rate of approximately 38.6 percent and 41.7 percent for the three quarters of 2003 and 2002, respectively, as compared to the statutory
     U. S. federal rate of 34.0 percent in both years.

     Income tax benefit for the thirty-nine week periods ended September 27, 2003 and September 28, 2002 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0 percent to pretax loss, as a result of the following:

                                      2003     2002
                                      ----     ----
Computed "expected" tax benefit:
     U. S. Federal benefit           $2,136   $3,585
     Foreign and other, net             125      345
     State & Local benefit, net of
       Federal tax benefit              166      459
                                     ------   ------
          Total                      $2,427   $4,359
                                     ======   ======

4. Basic net earnings (loss) per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net earnings (loss) per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the employee stock purchase plan. Diluted net loss per common share as of thirty-nine weeks ended September 27, 2003 and September 28, 2002 does not include the effect of potential common shares due to the antidilutive effect of these instruments, as a result of the losses incurred during the periods noted.

5.   Inventory by category consisted of the following:

                       September 27,  December 28,
                            2003          2002
                            ----          ----
Raw materials             $  7,061      $  6,981
Work in process              1,283         1,462
Finished goods              42,160        24,451
                          --------      --------
     Total inventory      $ 50,504      $ 32,894
                          ========      ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
   for the periods ended September 27, 2003 and September 28, 2002 - continued

6. Segment Information - We manufacture and market comfort footwear for at- and around-the-home. We consider our "Barry Comfort" at- and around-the-home comfort footwear groups in North America and in Europe, as our two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, including such items as a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets or liabilities, and c) in some periods, certain other operating provisions.

                                     Barry Comfort
                                     -------------
   Thirty-nine weeks ended        North                    Intersegment
     September 27, 2003          America        Europe     Eliminations     Total
                                ----------    ----------   ------------   ----------
Net sales                       $   71,535    $    7,860                  $   79,395
Gross profit                        28,680         1,092                      29,772
Depreciation and
       amortization                  1,088           152                       1,240
Interest income                          -             -                           -
Interest expense                       886            35                         921
Restructuring and asset
       impairment charges              200             -                         200
Pre tax loss from
       continuing operations        (5,447)         (834)                     (6,281)
Additions to property, plant
       and equipment, net            1,492           103                       1,595
Assets devoted - continuing     $  122,434    $    5,067    ($   9,268)   $  118,233
                                ==========    ==========    ==========    ==========
  Assets devoted-discontinued                                                    270
                                                                          ----------
Total assets devoted                                                      $  118,504
                                                                          ==========

                                     Barry Comfort
                                     -------------
   Thirty-nine weeks ended        North                   Intersegment
     September 28, 2002          America      Europe      Eliminations      Total
                                ---------    ---------    ------------    ---------
Net sales                       $  66,045    $   7,821                    $  73,866
Gross profit                       24,758        1,544                       26,302
Depreciation and
       amortization                 1,063          146                        1,209
Interest income                        40            -                           40
Interest expense                      907           33                          940
Restructuring and asset
       impairment charges           1,272            -                        1,272
Pre tax loss from
       continuing operations       (9,730)        (730)                     (10,460)
Additions to property, plant
       and equipment, net           1,896           81                        1,977
Assets devoted - continuing     $ 113,989    $   7,081     ($  8,081)     $ 112,989
                                =========    =========     =========      =========
  Assets devoted-discontinued                                                 4,385
                                                                          ---------
Total assets devoted                                                      $ 117,374
                                                                          =========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
   for the periods ended September 27, 2003 and September 28, 2002 - continued

6.   Segment information - continued

                                  Barry Comfort
                                  -------------
   Thirteen weeks ended         North                 Intersegment
    September 27, 2003         America     Europe     Eliminations    Total
                               --------   --------    ------------  ---------
Net sales                      $ 37,444   $  2,557                  $  40,001
Gross profit                     16,030        204                     16,234
Depreciation and
       amortization                 351         45                        396
Interest income                       -          -                          -
Interest expense                    436         14                        450
Pre tax earnings (loss) from
       continuing operations      2,802       (428)                     2,374
Additions to property, plant
       and equipment, net            37         35                         72

                                  Barry Comfort
                                  -------------
   Thirteen weeks ended         North                 Intersegment
    September 28, 2002         America     Europe     Eliminations   Total
                               --------   --------    ------------  --------
Net sales                      $ 35,930   $  2,689                  $ 38,619
Gross profit                     15,018        504                    15,522
Depreciation and
       amortization                 318         49                       367
Interest income                      41          -                        41
Interest expense                    479         13                       492
Pre tax earnings (loss) from
      continuing operations       1,921       (340)                    1,581
Additions to property, plant
       and equipment, net             5         28                        33

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
   for the periods ended September 27, 2003 and September 28, 2002 - continued

7. Restructuring and asset impairment charges - We had previously announced plans to reduce costs and improve operating efficiencies, and recorded restructuring and asset impairment charges as components of operating expense. The following schedule highlights actual activities for the three quarters through September 27, 2003, with comparative information through September 28, 2002.

                                                                Non-Cash
                             As of                             Write-Offs    As of
                            Dec. 28,   Charges     Estimate       and       Sept. 27,
                              2002     in 2003   Adjustments  Paid in 2003    2003
                            --------   --------  -----------  ------------  --------
Employee separations        $  1,530   $      -    $      -     ($ 1,200)   $    330
Asset impairments                  -        200           -         (200)          -
Noncancelable lease costs        208          -           -         (208)          -
                            --------   --------    --------     --------    --------
Total restructuring costs   $  1,738   $    200           -     ($ 1,608)   $    330
                            ========   ========    ========     ========    ========

We expect that a substantial portion of the accrued obligations will be paid before the end of the 2003 fiscal year.

                             As of                                           As of
                            Dec. 29,   Charges     Estimate                 Sept. 28,
                              2001     in 2002   Adjustments  Paid in 2002    2002
                            --------   --------  -----------  ------------  --------
Employee separations        $    346   $  1,252   $     20      ($ 1,111)   $    507
                            --------   --------   --------      --------    --------
Total restructuring costs   $    346   $  1,252   $     20      ($ 1,111)   $    507
                            ========   ========   ========      ========    ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
   for the periods ended September 27, 2003 and September 28, 2002 - continued

8. In May 2003, we announced an agreement to sell certain business assets of our Vesture Corporation ("Vesture") thermal products subsidiary, and in June 2003, we closed the sale of those assets. Vesture assets sold in the transaction included furnishings, trade fixtures, equipment, raw material and finished products inventories, books and records (including supplier and customer lists), Vesture's rights under certain contracts and agreements, patents and trademarks used by Vesture, and trade accounts receivable of Vesture arising after March 29, 2003. We retained Vesture's account receivables as of March 29, 2003. As consideration, the purchaser assumed specific liabilities and obligations of Vesture and paid us a nominal sum of cash. As additional consideration for the assets sold, the purchaser has agreed to remit to us annual payments, through the year 2006, based upon a percentage of purchaser's annual sales in excess of specific sales thresholds.

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

     Selected financial data relating to the discontinued operations through the date of closing on June 18, 2003, follows:

                                                  Thirteen weeks ended            Thirty-nine weeks ended
                                                  --------------------            -----------------------
                                            Sept. 27, 2003   Sept. 28, 2002   Sept. 27, 2003   Sept. 28, 2002
                                            --------------   --------------   --------------   --------------
Net sales                                      $      -         $    562          $  1,759        $  2,371
Gross profit (loss)                                   -             (357)               57            (307)
Selling, general and administrative
    expense                                           -              699             1,686           2,170
Loss on sale of certain assets
   relating to discontinued operations                -                -              (223)              -
Income (loss) from discontinued
    operations before income tax benefit              3           (1,097)           (1,742)         (2,569)
Income tax benefit                                    -              316               660             846
Income (loss) from discontinued
    operations, net of income tax benefit      $      3        ($    781)        ($  1,305)      ($  1,723)

     We have previously reported that Vesture has been involved in certain patent infringement litigation relating to its MICROCORE pizza delivery systems. On September 16, 2003, the United States District Court for the Middle District of North Carolina entered an Order and Judgment granting the motion for summary judgment of Thermal Solutions, Inc. and CookTek, Inc. finding, inter alia, that Vesture's pizza delivery system infringed on two of the patents owned by Thermal Solutions and licensed to CookTek. We are currently evaluating our options in view of the Court's September 16 decision. The issues remaining for trial before the Court are Vesture's claim that the patents are not valid, and what damages could be awarded to Thermal Solutions and CookTek if any valid patent claims are infringed. We do not believe that the ultimate resolution of the litigation will result in a material adverse impact to our financial condition or operations. (For additional discussion of this legal matter, see also Part II - Other Information, Item I - Legal Proceedings, found on page 18 of this Form 10-Q)

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
   for the periods ended September 27, 2003 and September 28, 2002 - continued

9. Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

10.  Shareholders' Equity

     We have various stock option plans, under which we have granted incentive stock options and nonqualified stock options exercisable for periods of up to 10 years from the date of grant at prices not less than fair market value at the date of grant. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock- Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

     We have elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, we have presented the disclosure-only information as required by SFAS No. 123. If we had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, our net loss would approximate the pro forma amounts indicated in the table below, for the periods noted:

                      September 27,   September 28,
                          2003            2002
                          ----            ----
Net loss:
     As reported       $  (5,198)       $  (7,873)
     Pro forma            (5,702)          (8,683)

Net loss per share:
     As reported       $   (0.53)       $   (0.82)
     Pro forma             (0.56)           (0.86)

     Using the Black-Scholes option pricing model, the per-share weighted-average fair value of stock options granted during 2003 and 2002, was $1.72 and $3.07, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of September 27, 2003, and September 28, 2002 were:

                                                  September 27,    September 28,
                                                      2003             2002
                                                      ----             ----
Expected dividend yield                                  0%              0%
Expected volatility                                     50%             50%
Risk-free interest rate                               3.00%           5.00%
Expected life-ISO grants                             6 years         6 years
Expected life-nonqualified stock option grants       8 years         8 years

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

Liquidity and Capital Resources

As of the end of the third quarter of 2003, we had $35.5 million in net working capital. This compares with $45.8 million at the end of the third quarter of 2002, and $40.9 million at fiscal year-end 2002. The decline in net working capital from the end of the third quarter of 2002 and from fiscal year-end 2002 to the end of the third quarter of 2003 is primarily the result of the net losses we have incurred during the various periods.

The primary components of net working capital have changed as follows:

- Net accounts receivable decreased from $34.9 million at the end of the third quarter of 2002, to $31.8 million at the end of the third quarter of 2003. Most of the decrease in 2003 reflects a decline in receivables attributable to changing our operations in Europe to a distributorship and the discontinued thermal products unit, which we sold in June 2003. We believe that we have adequately provided for all significant exposures to bad debts. Accounts receivable at the end of the third quarter of 2003 increased to $31.8 million from $11.1 million at the end of fiscal 2002, representing a normal seasonal pattern of increase in receivables.

- Inventories ended the third quarter of 2003 at $50.5 million compared with $44.9 million one year ago, and $32.9 million as of the end of fiscal 2002. Compared with one year ago, there is a decrease in aggregate raw materials and work in process inventories from period to period of approximately $1.8 million, offset by an increase of approximately $7.5 million in finished goods inventory. During the third quarter, we acquired inventory from our suppliers in Asia, at an accelerated pace, when compared with last year. Inventory was received in the third quarter that was not intended for use until the fourth quarter of 2003. We have identified this as an area for improved management in the timing of ordering inventory from suppliers. We do not foresee any increased risk of obsolescence and we believe that this higher level of finished goods inventory will be reduced to more manageable levels by the end of the 2003 fiscal year. The amount of inventory has increased from the end of fiscal 2002 by $17.6 million, which represents a seasonal pattern of inventory changes from year end to the peak shipping season, and is mainly an increase in finished goods.

- At the end of the third quarter of 2003, accrued expenses amounted to $3.6 million, compared with $3.0 million at the end of the third quarter of 2002, and compared with $6.0 million as of the end of fiscal 2002. The primary cause of the decline from the end of fiscal 2002 were payments made on the restructuring charges that had been accrued as of the end of 2002. (See also Note 7 of Notes to Consolidated Financial Statements for additional information on restructuring charges.)

     Management's Discussion and Analysis of Financial Condition and Results
                            of Operations - continued

Liquidity and Capital Resources - continued

- We ended the third quarter of 2003 with $3.1 million in cash and cash equivalents, compared with $4.0 million at the end of the third quarter of 2002. At the end of fiscal 2002, we had $6.9 million in cash and cash equivalents. At the end of the third quarter of 2003, we had borrowed $36 million in short-term notes from our bank, compared with $32 million at the end of the third quarter of 2002. The increase in short-term borrowings at the end of the third quarter of 2003 compared with the end of the third quarter of 2002 was used to help fund the accelerated acquisition of finished goods inventory referred to above. There were no short-term bank borrowings outstanding at the end of fiscal 2002. (See also comments following regarding our Revolving Credit Agreement.)

Capital expenditures during the first three quarters of 2003 were approximately $400 thousand, net of dispositions of $1.1 million, primarily the disposition of a warehouse in Goldsboro, North Carolina. During the first three quarters of 2002, net capital expenditures amounted to $2.0 million. Capital expenditures in both 2002 and 2003, were funded out of net working capital. In 2002, the expenditures were in support of our three-year strategic plan, as outlined in prior reports; whereas in 2003, most capital expenditures represented routine replacements.

We currently have in place a Revolving Credit Agreement ("Revolver") with The Huntington National Bank ("Huntington"). In September 2003, the Revolver was temporarily increased by $4 million to $36 million from the prior $32 million commitment. In connection with the Revolver, we had previously granted a security interest in all of our personal property assets to (a) secure our obligations to Huntington, including those obligations under the Revolver and
(b) secure our obligations under a Note Agreement with Metropolitan Life Insurance Company dated July 5, 1994, as amended. The Revolver is a three-year $32 million commitment (temporarily increased to $36 million only for September and October 2003) from Huntington that matures on April 30, 2006. The Revolver contains certain periodic monthly commitment limitations ranging from $3 million in January, $12 million for February and March, $32 million from April through October, (temporarily increased to $36 million for September and October of 2003) and $27 million for November and December, all of which are further limited monthly to 80 percent of eligible receivables and 40 percent of eligible inventory, as defined. The Revolver contains various covenants, including financial covenants, that require us to maintain specified consolidated minimum tangible net worth levels, require us to earn at least One Dollar of Consolidated Net Income, as defined, in 2003 and future years (excluding the impact of the sale and operations of the thermal products segment sold in June
2003), a minimum coverage of interest expense beginning at the end of the first quarter in fiscal 2004, and certain cash flow leverage ratios beginning at the end of fiscal 2003. We are in compliance with all covenants of the Revolver and other debt agreements.

As previously mentioned, we encountered timing problems with our inventory purchases from our suppliers in Asia during the third quarter of this year. Although much of this inventory is expected to be shipped to customers in the fourth quarter, the inventory arrived in our warehouses much earlier than it was needed. As a consequence of the early purchases, we had higher cash requirements than normal during the third quarter, necessitating an above-planned level of borrowing under our Revolver. Our bank agreed to increase the maximum borrowing amount under the Revolver from $32 million to $36 million for the months of September and October 2003 only. As of the end of the third quarter, our borrowings under the line were $36 million. The liquidity pressures we experienced in late August and September are now reversing as a result of payments received from our customers. As of October 31, 2003 our borrowing under our Revolver had been paid down to $27 million, and we expect to have adequate liquidity from cash generated from operations and the Revolver to operate our business going forward. Steps have been taken to address and correct the inventory purchase problems that caused the early purchase of inventory from Asia in the third quarter.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Effective January 1, 2002, the 15% duties imposed by the United States on slippers coming from Mexico were eliminated. The duties had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008. With the assistance of two firms, we were successful in accelerating the elimination of these duties. With the successful conclusion of this pursuit, we agreed to pay an aggregate of approximately $6 million, most of which is payable in equal quarterly installments through the end of 2005. Reflected in current installments and long-term debt is approximately $3.0 million, which represents the discounted present value of the remaining quarterly installments due through 2005. The unamortized cost of the services of these firms, amounting to $3.3 million, is included in other assets as of the end of the third quarter of 2003. These costs are being amortized through the end of 2007, corresponding with the period of expected benefit from the reduction in duties. Amortization during the three quarters of 2003 amounted to $1.1 million, compared with $620 thousand during the three quarters of 2002.

Application of Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. Making estimates in the preparation of financial statements is not new. Making estimates about the impact of future events has been a generally accepted practice for nearly all companies in nearly all industries for many, many years. We make these estimates after gathering as much information from a variety of resources, both internal and external to our organization, as are available to us at the time. After reasonably assessing the conditions that exist at the time, we make estimates and prepare the financial reports. We make these estimates in a consistent manner from period to period, based upon historical trends and conditions, and after review and analysis of current events and conditions. Management believes that these estimates reasonably reflect the current assessment of the financial impact of events that may not become known with certainty until some time in the future.

The more critical of these accounting policies requiring management estimates are summarized here:

     a) We recognize revenue when our goods are shipped to our customers and title passes. In certain circumstances, we have made arrangements with customers that provide for returns, discounts, promotions and other incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of future returns and retailer promotions and incentives, and recognize a corresponding reduction in the measurement of accounts receivable. As a result of the rapidly changing retail environment and the ever-changing economic environment, it is possible that the level of returns or retailer promotions and incentives could change in the future. Accordingly, we have identified this estimate as one requiring significant management judgement. We also estimate an amount for the potential of doubtful accounts as a result of bad debts. In preparing the financial statements for the periods ending September 27, 2003, we estimated the cost of future returns, promotions, incentives and bad debts to amount to $6.0 million. This compares with an estimate at the end of September 28, 2002 of $4.1 million.

     b) We value inventories using the lower of cost or market method, based upon a standard costing method. We evaluate our inventories for any impairment in realizable value in light of the prior selling season, the economic environment, and our expectations for the upcoming selling season. At the end of the third quarter of 2003, we estimated that the standard cost valuation of our inventory exceeded the estimated net realizable value of that inventory, by $1.0 million, and we have provided a reserve in that amount at the end of the third quarter of 2003. This compares with a similar estimate made at the end of the third quarter of 2002 of slightly less than $900 thousand.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

     c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period and what deferred tax costs or benefits will become realizable for income tax purposes in the future. We take into consideration the differences between results of operations as reported in conformity with accounting principles generally accepted in the United States and the requirements of the increasingly complex income tax codes existing in the various jurisdictions where we operate. We ended the third quarter of 2003 with net deferred and recoverable tax assets of $6.1 million, compared with net deferred and recoverable tax assets at the end of the third quarter of 2002 amounting to $7.0 million. In evaluating the future recoverability of our deferred and recoverable tax assets, we are relying on current tax planning strategies, as well as on projections of future profits. Should those future profits not materialize in the time frames required, we may need to establish a further valuation allowance against deferred tax assets.

     d) We make an assessment of the ongoing future value of goodwill and other intangible assets. During the second quarter of 2003, we made an assessment, using discounted projected cash flows methodology, to determine that there was no impairment in the value of those assets.

     e) We make estimates of the future costs associated with restructuring plans related to a number of operational changes and reconfigurations that we have announced. At the end of the third quarter of 2003, we had an accrued balance of $330 thousand relating to the estimated future costs of employee separation payments expected to be paid as a result of previously announced actions. At the end of the third quarter of 2002, we had an accrued balance of $507 thousand for similar restructuring, costs of employee separations, and reorganization activities. Should the actual costs of these activities exceed these estimates, the excess costs will be recognized in the future period in which the excess costs occur. Conversely, should the costs of such restructuring be less than the amounts estimated, future periods would benefit by that difference. (See also Note 7 of Notes to Consolidated Financial Statements for additional information on restructuring charges.)

     f) In addition, there are other accounting policies, which also require some judgmental input by management. We have followed these policies consistently from year to year, period to period. For an additional discussion of our significant accounting policies, the reader may refer to Note 1 of the Notes to Consolidated Financial Statements contained in our 2002 Annual Report to Shareholders. Actual results may vary from these estimates as a result of information learned after the period end estimates have been made, and will have a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.

Impact of Recently Issued Accounting Standards

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Results of Operations - Discontinued Operations

In May, 2003, we announced an agreement to sell certain business assets of our Vesture Corporation ("Vesture") thermal products subsidiary. On June 18, 2003, we closed the sale of those assets. The discontinued operations include the activities of Vesture through June 18, 2003. Upon closing, we received a nominal amount of cash with additional money received after closing to adjust the closing price to reflect losses incurred by the Vesture business from March 29, 2003 through June 18, 2003. We retained Vesture's receivables as of March 29 2003, and we have the right to potential royalties on future sales, by the purchaser, above specific sales thresholds through 2006. See Note 8 of Notes to Consolidated Financial Statements regarding discontinued thermal operations.

With the disposal of the Vesture assets, we have discontinued the thermal products business. The disposition of these assets represents a disposal of a business segment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of this operation have been classified as discontinued and financial data for all periods have been reclassified to show discontinued operations. During the first three quarters of 2003, we incurred a net loss from discontinued operations of $1.3 million compared with a net loss from discontinued operations in 2002 of $1.7 million. For the third quarter of 2003, there was no significant impact from these discontinued operations, while during the third quarter of 2002, we incurred a net loss of $781 thousand relating to these operations. See Note 8 of Notes to Consolidated Financial Statements for the highlights of the results of operations of the discontinued thermal operations.

Results of Operations - Continuing Operations

During the third quarter of 2003, net sales from continuing operations of $40.0 million, were 3.6 percent greater that net sales from continuing operations of $38.6 million during the same quarter in 2002. For the three quarters, net sales from continuing operations amounted to $79.4 million, a 7.5 percent increase when compared with the three quarters of 2002. Of the increase in net sales of $5.5 million for the three quarters of 2003, and the $1.4 million increase during the third quarter, virtually all of the increase occurred in Barry Comfort North America, with only a nominal change in the net sales of Barry Comfort Europe. A portion of the increase relates to the success of the Terrasoles(TM) brand of at-and around-the-home comfort footwear, first tested and introduced in 2002, and the introduction in 2003 of NASCAR(R) licensed slippers. (See also Note 6 of Notes to Consolidated Financial Statements for selected segment information.)

Gross profit from continuing operations during the third quarter of 2003, amounted to $16.2 million, or 40.6 percent of net sales. This compares with gross profit of $15.5 million, or 40.2 percent of net sales, in the same quarter of 2002. For the three quarters, gross profit as a percent of net sales was 37.5 percent in 2003 compared with 35.6 percent in 2002. During the past three years, we have been repositioning our operations to lower cost locations (transitioning certain molding, cutting and warehousing operations from the United States into Mexico), and making increasing use of outsourced purchases from third party suppliers in Asia. The costs and efforts to achieve those objectives have been long and arduous, but the results for the current periods in 2003 reflect the benefits of that effort. Lowering costs of production has resulted in an increase in gross profits.

Selling, general and administrative expenses from continuing operations during the third quarter amounted to $13.4 million, about $265 thousand higher than the same quarter one year ago. For the three quarters, these expenses amounted to $35.0 million, compared with $35.2 million for the same three quarters last year. As a percent of net sales there has been a decline in these expenses which reflects our efforts to curb expenses as contemplated in the three-year strategic plan.

     Management's Discussion and Analysis of Financial Condition and Results
                            of Operations - continued

Net interest expense was nearly flat during both the third quarter and three quarters of 2003 when compared with 2002. During the third quarter of 2003, net interest expense amounted to $450 thousand compared with $451 thousand in the third quarter of 2002. For the three quarters, net interest expense increased to $921 thousand in 2003, from $900 thousand in 2002. During 2003, we have borrowed more under the Revolver than in 2002. At the end of the third quarter of 2003, we had borrowed about $36 million under the Revolver, compared with $32 million borrowed at the same time in 2002. Long-term debt at the end of the third quarter of 2003 had decreased, due to scheduled repayments. During the comparable periods, interest rates on the Revolver were nearly flat at approximately 3.9 percent in 2003, compared with 4.0 percent in 2002.

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

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. At the end of the third quarter of 2003, we had net foreign currency exchange contracts outstanding to sell forward the following currency. All contracts mature later in fiscal 2003.

                                          Average       Estimated Fair    Unrealized Loss,
                  Nominal Amount in       Contract       Value as of          as of
                      US Dollars       Exchange Rate    Sept. 27, 2003     Sept. 27, 2003
                    (in thousands)                              (in thousands)
Canadian Dollar        $  512         US$1 = CAN 1.56      $    606             ($ 94)

                        ITEM 4 - Controls and Procedures

     With the participation of management of R. G. Barry Corporation (the "Registrant"), including the Registrant's principal executive officer and the Registrant's principal financial officer, the Registrant has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant's principal executive officer and the Registrant's principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period for which the Registrant's periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

     In addition, there were no changes during the period covered by this Quarterly Report on Form 10-Q in the Registrant's internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     As previously reported, on October 19, 2001, RGB Technology, Inc. (previously known as Vesture Corporation), a subsidiary of R. G. Barry Corporation (the "Registrant"), received a charge that its MICROCORE pizza delivery system infringed on United States Patents owned by Thermal Solutions, Inc. and licensed to CookTek, Inc. (the "Patents"). On November 2, 2001, RGB Technology, Inc. ("RGB Vesture") filed an action in the United States District Court for the Middle District of North Carolina (Civil Action No. 1: 01CV01006, the "North Carolina Litigation"), seeking a declaratory judgment that the Patents are not infringed by the Vesture MICROCORE pizza delivery system. Thermal Solutions and CookTek counterclaimed for infringement of the Patents. In response, RGB Vesture asserted claims that the Patents were invalid. All of the parties to the North Carolina Litigation filed motions for summary judgment or dismissal.

     On September 16, 2003, the United States District Court for the Middle District of North Carolina (the "Court") entered an Order and Judgment in the North Carolina Litigation granting the motion for summary judgment of Thermal Solutions and CookTek finding, inter alia, that RGB Vesture's pizza delivery system infringed on two of the Patents. In addition, the Court dismissed RGB Vesture's claims that Thermal Solutions and CookTek had tortiously interfered with its prospective business relations and committed unfair and deceptive trade practices under North Carolina law.

     RGB Vesture is currently evaluating its options in view of the Court's September 16 decision. The issues remaining for trial before the Court are RGB Vesture's claim that the Patents are not valid, and what damages could be awarded to Thermal Solutions and CookTek if any valid patent claims are infringed. As soon as appropriate, RGB Vesture intends to appeal the Court's September 16 decision. Such appeal will be made to the Federal Circuit Court of Appeals, which has exclusive jurisdiction over patent decisions made by federal district courts. The Registrant cannot predict the ultimate outcome of the North Carolina Litigation or the amount of damages that could be awarded against RGB Vesture if it is unsuccessful in the Litigation. However, the Registrant does not believe that the ultimate resolution of the North Carolina Litigation will result in a material adverse impact to the financial condition or operations of the Registrant.

     RGB Vesture sold substantially all of its assets on June 18, 2003 to a newly-organized entity, now called "Vesture Corporation," which was organized by the Chief Executive Officer of RGB Vesture ("New Vesture"). The MICROCORE pizza delivery system was included in the assets sold by RGB Vesture to New Vesture. The claims against RGB Vesture in the North Carolina Litigation relate to pizza delivery systems distributed by RGB Vesture prior to the sale of its assets to New Vesture. In connection with the sale by RGB Vesture of its assets to New Vesture, New Vesture agreed to pay to RGB Vesture through 2006 annual payments based on a percentage of New Vesture's annual sales in excess of specific thresholds. If there is a final determination in the North Carolina Litigation that the MICROCORE pizza system infringes on the Patents, it would likely reduce significantly or eliminate these future payments by New Vesture to RGB Vesture.

Item 2. Changes in Securities and Use of Proceeds

     (a) through (d) Not applicable

Item 3. Defaults Upon Senior Securities

     (a), (b) Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     (a) through (d) Not applicable

Item 5. Other Information

     No response required

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: See Index to Exhibits on page 22.

     (b) Reports on Form 8-K:

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

        On September 3, 2003, the Registrant filed a Current Report on Form 8-K, dated that same day, reporting that on September 1, 2003, the Registrant had entered a Second Amendment to the Revolving Credit Agreement with The Huntington National Bank to increase the borrowing capacity by an additional $4 million (up to a maximum of $36 million) for the period from September 1, 2003 through November 1, 2003. The Second Amendment, filed as an exhibit to the Form 8-K, also modified certain covenants under the Revolving Credit Agreement.

        On September 22, 2003, the Registrant filed a Current Report on Form 8-K, dated September 19, 2003, reporting that on September 15, 2003, the Registrant had entered a Third Amendment to the Revolving Credit Agreement with The Huntington National Bank to deleting certain covenants relating to EBITDA and replacing them with the requirement that the Registrant earn at least One Dollar ($1.00) in Consolidated Net Income, as defined, for the fiscal year 2003 and each year thereafter (excluding any losses due to the sale of the assets, or from the operations, of Vesture Corporation, the Registrant's wholly-owned thermal products operations sold in June 2003.)

        On September 26, 2003, the Registrant filed a Current Report on Form 8-K, dated September 25, 2003, reporting that on September 16, 2003, the United States District Court for the Middle District of North Carolina had issued an Order and Judgment in the pending North Carolina litigation granting the motion for summary judgment of Thermal Solutions, Inc. and CookTek, Inc. finding, inter alia, that RGB Technology, Inc.'s pizza delivery system infringed on two of the United States Patents owned by Thermal Solutions and licensed to CookTek. See the discussion under "Item 1. Legal Proceedings" of Part II of this Quarterly Report on Form 10-Q for more information about this litigation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 R. G. BARRY CORPORATION
                                 -----------------------
                                 Registrant

Dated: November 10, 2003

                                  /s/ Daniel D. Viren
                                 --------------------------------------
                                 Daniel D. Viren
                                 Senior Vice President - Finance
                                 (Principal Financial Officer)
                                 (Duly Authorized Officer)

                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS

Exhibit No.                        Description                                      Location
-----------                        -----------                                      --------
    4.1      Second Amendment to Revolving Credit Agreement entered   Incorporated herein by reference to
             into as of September 1, 2003, between The Huntington     Exhibit 4 to R. G. Barry
             National Bank, as lender, and R. G. Barry Corporation,   Corporation's Current Report on Form
             as borrower, in order to amend Revolving Credit          8-K, dated September 3, 2003 and
             Agreement dated as of December 27, 2002                  filed on that date (File No. 1-8769)

    4.2      Third Amendment to Revolving Credit Agreement entered    Incorporated herein by reference to
             into as of September 15, 2003, between The Huntington    Exhibit 4 to R. G. Barry
             National Bank, as lender, and                            Corporation's Current Report on Form
             R. G. Barry Corporation, as borrower, in order to        8-K, dated September 19, 2003 and
             amend Revolving Credit Agreement dated as of December    filed on September 22, 2003 (File
             27, 2002                                                 No. 1-8769)

   31.1      Rule 13a-14(a)/15d-14(a) Certification (Principal        Filed herewith
             Executive Officer)

   31.2      Rule 13a-14(a)/15d-14(a) Certification (Principal        Filed herewith
             Financial Officer)

   32.1      Section 1350 Certifications (Principal Executive         Filed herewith
             Officer, and Principal Financial Officer)