Form 10-K
period 2004-01-03
BARRY R G CORP /OH/
filed 2004-04-02
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 3, 2004

                                            OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________

Commission File Number 1-8769

                            R. G. BARRY CORPORATION
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Ohio                                           31-4362899
-------------------------------------------                --------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


13405 Yarmouth Road N.W., Pickerington, Ohio                             43147
-------------------------------------------------                     ----------
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (614) 864-6400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
------------------------------         -----------------------------------------
Common Shares, Par Value $1.00                New York Stock Exchange, Inc.


Series I Junior Participating                      New York Stock Exchange, Inc.
Class A Preferred Share Purchase Rights

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $40,923,652 as of June 27, 2003.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,836,602 common shares, $1.00 par value, as of April 1, 2004.

DOCUMENT INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2004, are incorporated by reference into
Part III of this Annual Report on Form 10-K.

Index to Exhibits begins on Page E-1.

                                     PART I

ITEM 1. BUSINESS.

                                     GENERAL

         R. G. Barry Corporation ("R. G. Barry" or the "Company") was incorporated under Ohio law in 1984. R. G. Barry's principal executive offices are located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, and its telephone number is (614) 864-6400. R. G. Barry's common shares are listed on the New York Stock Exchange under the symbol "RGB."

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

         R. G. Barry and its subsidiaries, The Dearfoams Company, R. G. B., Inc., Barry de Mexico, S. A. de C.V., Barry de Acuna, S. A. de C.V., Barry de Zacatecas, S. A. de C.V., Procesadora de Nuevo Laredo, S. A. de C.V., Barry Comfort de Mexico, S. A. de C.V., Barry Distribution Center de Mexico, S. A. de C.V., ThermaStor Technologies, Ltd., R. G. Barry (Texas), LP, R. G. Barry International, Inc., R. G. Barry Holdings, Inc., R. G. Barry (France) Holdings, Inc., Escapade, S.A., Fargeot et Compagnie, S.A., and RGB Technology, Inc. (previously known as Vesture Corporation), manufacture and market comfort footwear.

         During the fiscal year ended January 3, 2004, the Company had two operating segments: the Barry Comfort North America group, which includes at- and around-the-home comfort footwear products manufactured and sold in North America; and the Barry Comfort Europe group, which includes at-and around-the-home comfort footwear products sold in Europe and footwear products sold by Fargeot. In addition, as discussed in greater detail immediately below, the Company discontinued operations of a third operating segment - the Thermal group, which included thermal retention technology products - in June 2003. Financial information about the Company's two operating segments for the three years ended January 3, 2004, is presented in Note (14) of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which financial information is incorporated herein by this reference.

         On May 15, 2003, R. G. Barry announced an agreement to sell substantially all of the assets of RGB Technology, Inc., its subsidiary formerly known as Vesture Corporation ("RGB Technology"), and on June 18, 2003, RGB Technology closed the sale of those assets to a corporation, now known as Vesture Corporation, headed by the co-founder and former chief executive officer of RGB Technology. The sale was deemed effective as of March 29, 2003. The assets sold in the transaction included furnishings, trade fixtures, equipment, raw material and finished products inventories, books and records (including supplier and customer lists), RGB Technology's rights under certain contracts and agreements, patents and trademarks used by RGB Technology, and trade accounts receivable of RGB Technology arising after March 29, 2003. RGB Technology retained its account receivables as of March 29, 2003. As consideration, the purchaser Vesture Corporation assumed specified liabilities and obligations of RGB Technology and paid RGB Technology a nominal sum of cash. As additional consideration for the assets sold, Vesture Corporation agreed to pay to RGB Technology a royalty on Vesture Corporation's net sales through 2007 at varying royalty rates ranging from 10% to 4% on annual sales certain products in excess of $4.5 million in the aggregate. With the disposal of RGB Technology's business assets, the Company discontinued the thermal products operating segment of its business.

         In connection with the December 22, 2003 settlement of the pending litigation involving RGB Technology's MICROCORE(R) pizza delivery system, further described in Item 3 of this Annual Report on Form 10-K, RGB Technology will now receive a royalty equal to 5% of Vesture Corporation's net sales through 2007 in excess of $500,000 in each year, but excluding Vesture Corporation's sales of products that utilize the patents involved in the settled litigation.

         Most of the products sold by Vesture Corporation are expected to be those utilizing the patents involved in the settled litigation, thus the amount of future royalties expected from Vesture Corporation are not anticipated to be material to the operations of the Company.

CHANGES IN THE BARRY COMFORT NORTH AMERICA GROUP BUSINESS

         Two major drivers of change continue to directly impact the Company's at- and around-the-home comfort footwear business: globalization and retail consolidation. The confluence of these forces has created a very competitive marketplace in which more and more suppliers are chasing fewer and fewer customers. The Company's focus for more than three years has been on moving the Company's core comfort footwear business from a slow-to-market, capacity-driven orientation, to a fast-to-market, product-design, market-driven focus.

         To achieve these goals, the Company has taken a number of actions to move all remaining U.S. manufacturing operations to Company-operated plants in Mexico, reduce the total volume of slippers manufactured by the Company and purchase more of its slippers from independent suppliers in China and elsewhere. In 2003, the Company manufactured approximately 17.4 million pairs of slippers in its plants in Mexico and sourced approximately 12.2 million pairs from contract manufacturers in China. In 2001 and 2002, the Company manufactured approximately 20.5 million pairs and 17.5 million pairs, respectively, and sourced approximately 5.6 million pairs and 8.9 million pairs, respectively, from contract manufacturers in China. The Company has been pursuing a strategy to produce in its own plants in Mexico goods for which there is clearly-defined demand visibility from its customers, and to source goods from China or elsewhere for which demand is not so well defined. The Company has recently reconsidered this strategy and has decided to rely entirely on independent contract manufacturers beginning in 2005, as discussed below.

         The efforts of the Company to realign its manufacturing and sourcing operations is reflected in various actions taken over the past three years. In the fourth quarter of 2001, the Company announced a decision to close its molding operations in Texas and to relocate those activities to Nuevo Laredo, Mexico. In the fourth quarter of 2002, the Company announced a decision to close its Goldsboro, North Carolina distribution center in early 2003. The Goldsboro facility was closed in the second quarter of 2003, and was sold in July 2003.

         In January 2004, the Company discontinued slipper sewing operations at its Nuevo Laredo, Mexico manufacturing facility. The Company also reduced sewing operations at its manufacturing plants in Ciudad Acuna and Zacatecas, Mexico.

         The Company has decided to close all of its manufacturing operations in Mexico by the end of 2004. Beginning in 2005, the Company expects to source all of its slipper requirements from independent contract manufacturers in China and elsewhere. The Company believes that cost savings can be achieved by sourcing all of its requirements from China and elsewhere, and that these cost savings should outweigh the benefits to the Company of operating its own manufacturing facilities in Mexico. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES - 2004 LIQUIDITY."

         Further information concerning the restructuring changes which occurred in the Barry Comfort North America group in 2003 as well as in 2002 and 2001 is presented in Note (15) of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

CHANGES IN THE BARRY COMFORT EUROPE GROUP BUSINESS

         In January 2003, the Company announced that it had entered into a five-year licensing agreement for the sales, marketing and sourcing of its soft washable slipper brands in Europe with a subsidiary of the privately-held British comfort footwear and apparel firm GBR Limited.

         The GBR Limited subsidiary has been granted a license to sell, source and distribute the Company's various brands of at- and around-the-home comfort footwear in all channels of distribution in the United Kingdom, The Republic of Ireland, France and through selected customers in specific other European countries in exchange for royalty payments on net sales. The Company closed its Wales distribution center and Paris sales office during 2003 and transferred responsibility for its French sales force and all selling, marketing and financial administration functions in Europe to the GBR Limited subsidiary. The Company retained title to all of its patents and trademarks for products sold under the licensing agreement.

         The Company's French subsidiary, Fargeot et Compagnie, S.A., is not part of the licensing agreement with GBR Limited. The Company will continue to maintain and operate its Fargeot footwear operations in southern France. Fargeot et Compagnie, S.A. generally serves smaller independent retailers and export markets with a style of footwear that is different from the Company's traditional comfort footwear products. Fargeot's products generally are not washable.

         Further information concerning the restructuring changes which occurred in the Barry Comfort Europe group in 2003 as well as in 2002 is presented in Note (15) of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

                               PRINCIPAL PRODUCTS

         The Company designs, manufactures, imports and markets comfort footwear for men, women and children. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive appearance. The Company believes it is the world's largest manufacturer of comfort footwear for at- and around-the-home.

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

Angel Treads*, Barry Comfort(TM), Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, EZfeet*, Fargeot, Madye's*, Snug Treds*, Soft Notes*, Sole(TM), Terrasoles(TM) and ZiZi(TM). The Company also markets slipper-type footwear under trademarks it licenses from third parties. See "TRADEMARKS AND LICENSES."

         The Company's foam-soled footwear lines have fabric uppers made of washable materials, including terry cloths, velours, fleeces, satins, and nylons, as well as uppers made of suede and other man-made materials. Different brand lines are marketed for men, women and children with a variety of styles, colors and ornamentation.

         The marketing strategy for the Company's slipper-type brand lines includes expanding counter and floor space for these products by creating and marketing brand lines to different portions of the consumer market. Retail prices for the Company's footwear normally range from approximately $5 to $30 per pair, depending on the style of footwear, type of retail outlet and retailer mark-up.

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

         Certain styles of slipper-type footwear have become standard in the Company's brand lines and are in demand year after year. For some of these styles, the most significant changes made in response to fashion changes are in ornamentation, fabric and/or color. The Company often introduces new, updated styles of slippers with a view toward enhancing the fashion appeal and freshness of its products. The Company anticipates that it will continue to introduce new styles in future years in response to fashion changes.

         Most consumers of the Company's footwear fit within a range of four to six sizes. This allows the Company to carry lower levels of inventories in these slipper lines compared to other more traditional footwear manufacturers.

         Terrasoles,(TM) which the Company introduced in 2002, is a new footwear concept targeted to adult women who currently wear old shoes at home. These women define comfort as firm, secure footing, rather than the more traditional soft, yielding comfort of our slippers. Their lifestyles are such that they are in and out of the house frequently, but they do not want to frequently change footwear. Terrasoles(TM) are offered as a fashion-appropriate, affordable alternative.

                                    MARKETING

         The Company's slipper-type brand lines are sold (i) to traditional department stores, including promotional department stores, national chain department stores and specialty stores; (ii) through mass merchandising channels of distribution such as discount stores, warehouse clubs, drug and variety chain stores, and supermarkets; (iii) and to independent retail establishments. The Company markets these products primarily through Company salespersons and, to a lesser extent, through independent sales representatives. The Company does not finance its customers' purchases, although return rights are granted to some customers.

         During the spring and autumn of each year, new designs and styles are presented to buyers representing the Company's retail customers at regularly scheduled showings. Company designers also produce new styles and designs throughout the year which are evaluated by the Company's sales and marketing personnel. In an effort to encourage market exposure to the Company's products, buyers for department stores and other large retail customers are invited to spring and autumn showings, and Company salespersons regularly visit retail customers. The Company also regularly makes catalogs available to its current and potential customers and periodically follows up with current and potential customers by telephone. In addition, the Company participates in trade shows, both regionally and nationally.

         The Company maintains a sales office in New York City to which buyers for department stores and other large retail customers make periodic visits. The Company rents showroom space during the spring and autumn showings.

         During the 2003 and 2002 Christmas selling seasons, the Company provided approximately 500 temporary merchandisers to service the retail selling floors of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with computerized automatic demand pull replenishment (EDI) systems the Company maintained with the stores, put the Company in a position to optimize its comfort footwear business during the fourth quarter.

         Sales during the last six months of each year have historically been greater than during the first six months. Consequently, the Company's inventory is largest in early autumn in order to support the retailers' demand for the fall and Christmas selling seasons. The Company advertises principally in the print media and its promotional efforts are often conducted in cooperation with customers. The Company's products are displayed at the retail-store level on a self-selection and gift-purchase basis.

         The Company also markets its comfort footwear products in Canada, Mexico and several other countries around the world. In 2003, the Company's European net sales comprised approximately 8% of its consolidated net sales, while the Company's European, Mexican and Canadian net sales combined to represent 9% of its consolidated net sales. In 2002, the Company's European net sales comprised approximately 8% of its consolidated net sales, while the Company's European, Mexican and Canadian net sales combined to represent 11% of its consolidated net sales. Financial information for the three years ended January 3, 2004 for the geographic areas in which the Company operates is presented in Note (14) of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which financial information is incorporated herein by this reference.

         As discussed above in the section captioned "CHANGES IN THE BARRY COMFORT EUROPE GROUP BUSINESS," in January 2003, the Company entered into a five-year licensing agreement with a subsidiary of GBR Limited for the sale, marketing and sourcing of the Company's soft washable slipper brands in all channels of distribution in the United Kingdom, Ireland, France and through selected customers in specific other European countries. Under this licensing agreement, the Company is entitled to receive royalty payments on net sales. The Company had previously worked with GBR Limited through a strategic alliance formed in 2000 to sell comfort footwear products in the United Kingdom and Ireland. Under that distributorship-like arrangement, the Company had shifted responsibility for marketing, selling, planning and financial administration for its products in the United Kingdom and Ireland to the new company formed in the alliance.

                            RESEARCH AND DEVELOPMENT

         Most of the Company's research efforts relate to the design and consumer testing of new styles of slipper-type footwear. During 2003, 2002 and 2001, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $3.0 million, $3.2 million and $3.1 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 50 Company employees are engaged full time in research and product design.

                                  RAW MATERIALS

         The principal raw materials used by the Company in the manufacture of its products are textile fabrics, threads, foams and other synthetic products. All are available from a wide range of suppliers. The Company has experienced no difficulty in obtaining raw materials from suppliers and anticipates no future difficulty.

                             TRADEMARKS AND LICENSES

         Approximately 94% of the Company's sales are represented by products sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products, including: Angel Treads*, Barry Comfort(TM), Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, EZfeet*, Fargeot, Madye's*, Snug Treds*, Soft Notes*, Sole(TM), Terrasoles(TM) and ZiZi(TM). The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

         The Company has also sold comfort footwear under various names as licensee under license agreements with the owners of those names. In 2003, net sales under the Liz Claiborne**, Claiborne**, Villager** and NASCAR** labels pursuant to the license agreements described below represented approximately 6% of the Company's consolidated net sales. In 2002, net sales in total under the Liz Claiborne**, Claiborne** and Villager** labels represented less than 3% of the Company's consolidated net sales. In 2001, net sales under the Liz Claiborne**, Claiborne**, and Villager** labels represented less than 2% of the Company's consolidated net sales.

         In November 2000, R. G. Barry entered into a license agreement with a subsidiary of Liz Claiborne, Inc. which allows R. G. Barry to manufacture and market slippers under the Liz Claiborne**, Claiborne** and Villager** labels. R.
G. Barry's Liz Claiborne** Slippers for Women and Claiborne** Slippers for Men are sold in upper-tier department stores and specialty retailers nationwide. Claiborne** slippers for men were introduced in Fall 2003. The Liz Claiborne** Slippers for Women initially have been sold in the United States and Canada, although the licensor may, in its discretion, grant R. G. Barry the right to distribute these slippers in other foreign countries. The initial term of the license agreement continues through December 31, 2005, and is renewable for an additional five-year term if the net sales of slippers bearing the Liz Claiborne**, Claiborne** and Villager** labels for the year immediately preceding the last year of the initial term equal or exceed a specified level. The licensor has the right to terminate the license agreement if minimum specified net sales levels are not achieved for two consecutive years.

         In May 2003, R. G. Barry announced that it had entered into licensing agreements regarding the marketing, production and distribution of NASCAR** leisure footwear, robes and towel wraps. These new Company products feature colorful images of eight drivers (Dale Earnhardt, Dale Earnhardt Jr., Jeff Gordon, Jimmie Johnson, Bobby Labonte, Ryan Newman, Tony Stewart and Rusty Wallace), their cars

----------
** Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

and the NASCAR** logo. Products became available in stores nationwide in the fall of 2003. The licensing agreements expire at the end of 2004, unless the Company negotiates renewals of the licenses.

         The Company has also manufactured comfort footwear for customers which sell the footwear under their own private labels. These sales represented less than 1% of the Company's consolidated net sales during 2003.

                              SIGNIFICANT CUSTOMERS

         The customers of the Company which accounted for more than 10% of the Company's consolidated net sales in 2003, 2002 and 2001 were Wal-Mart Stores, Inc. and J.C. Penney Company, Inc., both Barry Comfort North America customers. Wal-Mart Stores, Inc. accounted for approximately 25%, 26% and 22% of consolidated net sales in 2003, 2002 and 2001, respectively. J. C. Penney Company, Inc. accounted for approximately 11% of consolidated net sales in each of 2003 and 2002, and 10% in 2001. In addition, during 2003, Kohl's Corporation accounted for approximately 10% of the Company's consolidated net sales.

                        SEASONALITY AND BACKLOG OF ORDERS

         The Company's backlogs of orders at the close of 2003 and 2002 were approximately $4.2 million and $3.0 million, respectively. Consistent with prior years, the Company anticipates that a large percentage of the unfilled sales orders as of the end of 2003 will be filled during the current year.

         The Company's backlog of unfilled sales orders is often largest after the spring and autumn showings of the Company. For example, the Company's approximate backlog of unfilled sales orders following the conclusion of such showings during the last two years was: August 2003: $45.7 million; February 2003: $7.7 million; August 2002: $61 million; and February 2002: $9 million. The Company's approximate backlog of unfilled sales orders at the end of February 2004 was $4.2 million. As discussed earlier, the Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 68% of such sales occurred during the second half of 2003 as compared to approximately 32% during the first half of 2003. The reduction in the Company's backlog from August 2002 to August 2003 and from February 2002 to February 2003 is the result of changing customer patterns in placing orders with the Company. Customers in recent years have trended toward placing orders for products much closer to the time of expected delivery, whereas in prior years those orders may have been placed earlier in the season.

                                    INVENTORY

         While some styles of the Company's slipper-type brand lines change little from year to year, the Company has also introduced, and intends to continue to introduce, new, updated styles in an effort to enhance the comfort and fashion appeal of its products. As a result, the Company anticipates that some of its slipper styles will continue to change from season to season, particularly in response to fashion changes. Historically, the Company has had a limited and manageable exposure to obsolete inventory. During the late summer months of 2003, the Company purchased approximately $6 million of inventory from its Chinese suppliers which arrived in warehouses earlier than needed. While the Company expected to sell that inventory during the fourth quarter, orders from customers of approximately $5 million did not materialize in late 2003 as had been planned. As a result, the Company ended 2003 with finished goods inventory in excess of planned amounts. The Company has evaluated its inventory position and taken appropriate write-downs during 2003, to value inventory at its expected net realizable value.

         As the Company shifts from a manufacturing-based business to a business that imports its goods from third party contract suppliers from outside the United States, it expects to reduce inventory risks and write-downs by acquiring inventory closer to its time of needed shipment to its customers, and more in line with the visibility of customer demand.

                                    SOURCING

         The Company has a representative office in Hong Kong, which is responsible for procuring outsourced products from the Far East. The Company current purchases goods from approximately 10 different contract manufacturers located in China. As the Company increases the volume of goods it purchases from third party foreign contract manufacturers, it may be required to find additional manufacturers to produce its goods. Although the Company's experience with its contract manufacturers in China has been acceptable in terms of reliability, delivery times and product quality, the Company's increasing reliance on third party contract manufacturers does create additional risk to the Company's business because it no longer controls the manufacturing of a substantial amount of its products or the timing of cash requirements. This lack of control could impact the quality of its products and the Company's ability to deliver its products to customers on a timely basis. In addition, the substantial increase in the volume of goods to be sourced from independent contract manufacturers in China beginning in 2004 and 2005 is expected to result in additional responsibilities for the Company's sourcing operations, including its office in Hong Kong, which creates at least a short-term risk to the Company. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - RISK FACTORS."

                                   COMPETITION

         The Company operates in a relatively small segment of the footwear industry providing comfort footwear for at- and around-the-home use. Although the Company also believes it is the world's largest marketer of comfort footwear for at- and around-the-home, it is a very small factor in the highly competitive footwear industry. The Company competes primarily on the basis of the price, value, quality and comfort of its products, service to its customers and its marketing expertise. The Company knows of no reliable published statistics which indicate its current relative position in the footwear or any other industry or in the portion of the footwear industry providing comfort footwear for at- and around-the-home. In recent years, the Company has faced growing competition from firms that purchase all of their footwear products from third party manufacturers in China and other countries outside North America where the cost of production is often lower than in North America, including Mexico.

                MANUFACTURING, SALES AND DISTRIBUTION FACILITIES

         The Company has four manufacturing facilities. The Company operates sewing plants in Ciudad Acuna, and Zacatecas, Mexico and a slipper component cutting and sole molding plant in Nuevo Laredo, Mexico. In January 2004, the Company discontinued slipper sewing operations in Nuevo Laredo.

         The Company maintains a sales office in New York City and a sourcing representative office in Hong Kong. As discussed above, the Company closed its sales office in Paris, France during 2003. The Company also operates distribution centers in San Angelo and Laredo, Texas, and in Thiviers, France. The Company opened a new distribution center in Nuevo Laredo, Mexico during the first half of 2002, replacing the distribution center in Laredo, Texas with one closer to its manufacturing facilities. During 2003, the Company began using an independent third party warehouse and distribution service center located on the West Coast. Distribution centers in Goldsboro, North Carolina and Rhymney, Gwent, Wales were closed during the first half of 2003.

         As the Company continues to transform its operating model away from manufacturing, it is eliminating its manufacturing facilities.

         The Company's principal manufacturing, sales and distribution facilities are described more fully below under "ITEM 2. PROPERTIES."

                           FARGEOT ET COMPAGNIE, S.A.

         The Company owns a 80% interest in a French company, Escapade, S.A., and its Fargeot et Compagnie, S.A. subsidiary. Fargeot manufactures and distributes comfort slippers and casual shoes. The principal market for its products is France and Western Europe.

                       EFFECT OF ENVIRONMENTAL REGULATION

         Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the Company's capital expenditures, earnings or competitive position. The Company believes that the nature of its operations has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current year or for the foreseeable future.

                                    EMPLOYEES

         At the close of 2003, the Company employed approximately 1,900 persons worldwide.

ITEM 2.  PROPERTIES.

         The Company owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, containing approximately 55,000 square feet. The Company has granted a mortgage on this facility to secure indebtedness to a lender. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES - 2004 LIQUIDITY."

         The Company leases space aggregating approximately 925,000 square feet at an approximate aggregate annual rental of $3.0 million. The following table describes the Company's principal leased properties:

                                                               Approximate        Approximate       Lease
     Location                             Use                  Square Feet       Annual Rental     Expires   Renewals
     --------                             ---                  -----------       -------------     -------   --------
Empire State Building            Sales Office                      1,700       $  44,000            2006     None
New York City, N.Y.

2800 Loop 306                    Shipping, Distribution          145,800       $  160,000 (1)       2005     10 years
San Angelo, Texas                Center

Distribution Center              Shipping, Distribution          172,800       $  495,000 (1)       2007     15 years
San Angelo, Texas                Center

Cesar Lopez de Lara              Manufacturing, Office            90,200       $  300,000 (1)(2)    2004     None
  Ave.
Nuevo Laredo, Mexico

Ciudad Acuna                     Manufacturing, Office            64,700       $  302,000 (1)(2)    2004     5 years
  Industrial Park
Ciudad Acuna, Mexico

Manhattan Avenue                 Shipping, Distribution          144,000       $  770,000 (1)       2012     None
Nuevo Laredo, Mexico             Center

Bob Bullock Loop                 Warehouse, Office               165,000       $  386,000 (1)(2)    2004     5 years
Laredo, Texas

Bob Bullock Loop                 Warehouse, Storage               76,000       $  191,000 (1)       2006     5 years
Laredo, Texas

Industrial Zone                  Manufacturing                    26,200       $  48,000 (2)        2008     None
Zacatecas, Mexico

Industrial Zone                  Manufacturing                    25,800       $   58,000 (2)       2005     15 years
Zacatecas, Mexico

8000 Interstate                  Administrative Office            11,000       $  252,000 (2)       2007     None
  Highway 10 West
San Antonio, Texas

West Gate Tower                  Sourcing Representative           1,300       $   28,800           2004     None
7 Wing Hong Street               Office
Lai Chi Kok, Kowloon
Hong Kong

----------
(1) Net lease.

(2) These facilities are being closed by the end of 2004.

         The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and suitable for their present uses.

ITEM 3. LEGAL PROCEEDINGS.

         On December 22, 2003, RGB Technology, a subsidiary of R. G. Barry, settled the pending patent litigation involving RGB Technology, Thermal Solutions, Inc. and CookTek, LLC. R. G. Barry previously reported that RGB Technology was involved in a patent infringement lawsuit in the United States District Court for the Middle District of North Carolina (Civil Action No. 1:01CV01006) related to RGB Technology's MICROCORE(R) pizza delivery system. The terms of the settlement are confidential, but the settlement resolves all areas of dispute between the parties and concludes the pending litigation. As a part of this settlement, RGB Technology made a payment of $143,613 on February 2, 2004 and will make a second payment in that amount on or before June 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the shareholders of R. G. Barry during the fourth quarter of 2003.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the names and ages of the executive officers of R. G. Barry as of April 1, 2004, the positions with R. G. Barry presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his principal occupation for more than five years. Executive officers serve at the discretion of the Board of Directors subject, in the case of Messrs. Von Lehman, Galvis, Viren and Miller, to the contractual rights of these individuals under employment agreements with the Company.

                                                            Position(s) Held with R. G. Barry and
       Name                           Age                  Principal Occupation(s) for Past Five Years
       ----                           ---                  -------------------------------------------
Thomas M. Von Lehman                   54      Interim President and Chief Executive Officer of R. G. Barry since
                                               March 10, 2004; a principal of The Meridian Group, an investment banking and corporate renewal consulting firm, from 2001 to March
                                               10, 2004; Vice President, Specialty Chemicals of PPG Industries,
                                               Inc., a coatings, glass and chemicals producer, 1996 to 2001

Christian Galvis                       62      Executive Vice President - Operations since 1992, President -
                                               Operations of Barry Comfort Group since 1998, Vice President -
                                               Operations from 1991 to 1992, and a Director since 1992, of R. G.
                                               Barry

Daniel D. Viren                        57      Senior Vice President - Finance and Chief Financial Officer since
                                               June 2000, Secretary and Treasurer since October 2000, Senior Vice
                                               President - Administration from 1992 to July 1999, Assistant
                                               Secretary from 1994 to July 1999, and a Director since 2001, of R.
                                               G. Barry; Senior Vice President and Chief Financial Officer of
                                               Metatec International, Inc. (now known as Metatec, Inc.), an international information distribution company, from July 1999 to
                                               June 2000

                                                            Position(s) Held with R. G. Barry and
       Name                           Age                  Principal Occupation(s) for Past Five Years
       ----                           ---                  -------------------------------------------
Donald G. Van Steyn                    59      Vice President - Chief Information Officer since May 2000, Vice
                                               President - Information Systems/Services from 1996 to May 2000, and
                                               Director of Information Services from 1988 to 1996, of R. G. Barry

Harry F. Miller                        61      Vice President - Human Resources of R. G. Barry since 1993

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The common shares of R. G. Barry Corporation trade on the New York Stock Exchange under the symbol "RGB." The table below provides the high, low and closing sales prices of the common shares as reported on the New York Stock Exchange for the periods indicated.

                                 Quarter                  High                    Low                   Close
                                 -------                  ----                    ---                   -----
Fiscal 2003                      First                    $4.49                   $2.10                 $2.30
                                 Second                    4.76                    2.25                  4.60
                                 Third                     5.38                    4.35                  5.24
                                 Fourth                    6.39                    4.18                  4.40

Fiscal 2002                      First                    $6.45                   $5.52                 $6.03
                                 Second                    6.20                    4.85                  5.28
                                 Third                     5.50                    4.03                  4.16
                                 Fourth                    4.84                    3.06                  4.10

         No cash dividends were paid during 2003 or 2002. R. G. Barry has no current intention to pay cash dividends.

         As of April 1, 2004, there were approximately 1,000 registered shareholders.

         No disclosure is required under Item 701 of SEC Regulation S-K.

         R. G. Barry did not purchase any of its common shares during 2003. R.
G. Barry does not currently have in effect a publicly announced repurchase plan or program.

ITEM 6.  SELECTED FINANCIAL DATA.

SIX YEAR REVIEW OF SELECTED FINANCIAL DATA

                                                                2003**       2002        2001      2000          1999       1998
                                                                ------       ----        ----      ----          ----       ----
SUMMARY OF OPERATIONS (THOUSANDS)

Net sales                                                      $123,137    $ 119,024   $129,361   $131,002    $ 123,533   $132,588
Cost of sales                                                    80,427       77,597     80,182     88,021       77,932     70,680
   Gross profit                                                  42,710       41,427     49,179     42,981       45,601     61,908
     Gross profit as percent of net sales                          34.7%        34.8%      38.0%      32.8%        36.9%      46.7%
Selling, general and administrative expenses                     48,163       50,360     45,973     45,568       51,651     45,733
Restructuring and asset impairment charges (adjustments)          2,563        2,837       (118)     1,886        5,624          -
Other income (expense)                                              151          800        800        810          502        380

Interest expense, net                                            (1,418)      (1,346)    (1,103)    (1,711)      (1,347)    (1,355)
Earnings (loss) before income taxes, continuing operations       (9,283)     (12,316)     3,021     (5,374)     (12,519)    15,200
Income tax (expense) benefit                                    (10,096)       4,191     (1,153)       616        2,411     (5,612)
Minority interest, net of tax                                       (17)         (25)       (42)       (52)         (20)         -
Net earnings (loss) from continuing operations                  (19,396)      (8,150)     1,826     (4,810)     (10,128)     9,588
Net earnings (loss) from discontinued operations                 (2,310)      (3,730)      (894)     4,004       (4,497)      (280)
Net earnings (loss)                                             (21,706)     (11,880)       932       (806)     (14,625)     9,308

ADDITIONAL DATA

Basic earnings (loss) per share                               ($   2.21)  ($    1.23)  $   0.10  ($   0.09)  ($    1.55)  $   0.96
Diluted earnings (loss) per share                             ($   2.21)  ($    1.23)  $   0.10  ($   0.09)  ($    1.55)  $   0.93
Book value per share                                           $   2.58    $    4.81   $   6.44   $   6.34    $    6.46   $   8.12
Annual % change in net sales                                        3.5%        (8.0%)     (1.3%)      6.0%        (6.8%)      2.1%
Annual % change in net earnings (loss)                            (82.7%)   (1,374.7%)    215.6%      94.5%      (257.1%)     (3.8%)
Pretax return on net sales                                         (7.5%)      (10.3%)      2.3%      (4.1%       (10.1%)     11.5%
Net earnings (loss) as a percentage of beginning
   shareholders' equity                                          (46.0%)      (19.7%)      1.6%      (1.3%)      (18.5%)     13.5%
Basic average number of shares outstanding (in thousands)         9,823        9,641      9,379      9,399        9,455      9,698
Diluted average number of shares outstanding (in thousands)       9,823        9,641      9,577      9,399        9,455      9,992

FINANCIAL SUMMARY (THOUSANDS)

Current assets                                                 $ 44,379    $  61,068   $ 69,676   $ 70,268    $  71,678   $ 91,914
Current liabilities                                              18,533       20,141     14,471     14,715       17,705     17,885
Working capital                                                  25,846       40,927     55,205     55,553       53,973     74,029
Long-term debt, excluding current installments                    2,141        5,760      5,162      7,637        8,571     10,714
Net shareholders' equity                                         25,387       47,188     60,385     59,452       60,384     79,139
Net property, plant and equipment                                 9,369       10,910     10,917     11,741       14,408     12,875
Total assets                                                     61,280       87,638     88,612     89,549       93,164    113,026
Capital expenditures                                              1,662        2,373      1,186        653        3,381      1,136
Depreciation and amortization of property, plant and equipment    1,762        1,779      1,674      2,109        2,243      2,413

See also ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

**Fiscal year includes fifty-three weeks
Effective in 2000, the Company changed its inventory costing method from LIFO to FIFO. All amounts have been retroactively restated to give effect to the change in costing method.

Certain amounts from prior years have been reclassified to conform with current year's presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION

         The following discussion and analysis provides investors and others with information that management believes to be necessary for an understanding of the Company's financial condition, changes in financial condition, results of operations and cash flows, and should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and other information contained in this report.

CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. Making estimates about the impact of future events has been a generally accepted practice for nearly all companies in nearly all industries for many years. We make these estimates after gathering as much information from as many resources, both internal and external to our organization, as are available to us at the time. After reasonably assessing the conditions that exist at the time, we make estimates and prepare our financial statements. We make these estimates in a consistent manner from period to period, based upon historical trends and conditions, and after review and analysis of current events and conditions. Management believes that these estimates reasonably reflect the current assessment of the financial impact of events that may not become known with certainty until some time in the future.

         A summary of these accounting policies requiring management estimates follows:

         (a) We recognize revenue when goods are shipped from our warehouse distribution points to our customers and title passes. In certain circumstances, we have made arrangements with customers that provide for returns, discounts, promotions and other incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of future returns and retailer promotions and incentives, and recognize a corresponding reduction in the amount of accounts receivable. As a result of the rapidly changing retail environment and the ever-changing economic environment, it is possible that returns or retailer promotions and incentives could be different than anticipated. Accordingly, we have identified this estimate as one requiring significant management judgment. We also estimate an amount for potential doubtful accounts as a result of bad debts.

         (b) We value inventories using the lower of cost or market method, based upon a standard costing method. We evaluate our inventories for any impairment in realizable value in light of the prior selling season, the economic environment, and our expectations for the upcoming selling seasons, and provide appropriate write-downs under the circumstances. At the end of 2003, we estimated that the standard cost valuation of our inventory exceeded the estimated net realizable value of that inventory by $5.9 million, compared with a similar estimate made at the end of 2002 of $3.5 million.

         (c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period and what deferred tax costs or benefits will become realizable for income tax purposes in the future as a result of differences between results of operations as reported in conformity with accounting principles generally accepted in the United States and the requirements of the increasingly complex income tax codes existing in the various jurisdictions where we operate. In evaluating the future usability of our deferred tax assets, we are relying on our capacity for refund of federal income taxes due to our tax loss carry-forward position, and on projections of future profits. As a result of our cumulative losses, we have determined that it is uncertain when and whether the deferred tax assets we have recognized on our consolidated balance sheet will have realizable value in future years. Accordingly, we have fully reserved the value of those deferred tax assets in the amount of $13.8 million as of the end of 2003. Should our profits improve in future years, such that those deferred items become realizable as deductions in future years, we will recognize that benefit, by reducing our reported tax expense in the future years, once their realization becomes assured. As of the end of 2003, we had approximately $13.4 million of net operating loss carry-forwards, for US Federal income tax purposes, and approximately $1.8 million net operating loss carry-forwards for Mexican income tax purposes. The future use of tax carry-forwards is subject to applicable tax laws.

         (d) We make an assessment of the ongoing future value of goodwill and other intangible assets. During the second quarter of each year, we make an assessment, based upon fair value, to determine whether there was any impairment in the value of those assets. As a consequence of the changes occurring throughout the Company, management determined that it was appropriate to reassess the value of these assets as of the end of 2003. We determined, through that reassessment, that the goodwill value related to our acquisition of Fargeot was impaired. Accordingly, an impairment loss of $2.3 million was recorded as of the end of 2003.

         (e) We make estimates of the future costs associated with restructuring plans related to operational changes that we have announced. At the end of 2003, we had an accrued balance of $174 thousand relating to the estimated future costs of closing or reorganizing certain operations. At the end of 2002, we had an accrued balance of $1.7 million for similar restructuring and reorganization activities underway at that time. Should the actual costs of these activities exceed these estimates, the excess costs will be recognized in the following period. Conversely, should the costs of such restructuring be less than the amounts estimated, future periods would benefit by that difference. (See also Note (15) of the Notes to Consolidated Financial Statements for additional restructuring information.)

         (f) In addition, there are various other accounting policies that also require some judgmental input by management. We believe we have followed these policies consistently from year to year, period to period. For an additional discussion of all of our significant accounting policies, the reader may refer to Note (1) (a) through (u) of the Notes to Consolidated Financial Statements. Actual results may vary from these estimates as a result of activities after the period end estimates have been made, and these subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.

SUMMARY OF OUR RESULTS FOR 2003

         2003 was a very difficult year. We did not meet many of our operating objectives, adding strain to our financial resources.

         In summary:

         - Early in January 2003, we entered into a five-year licensing agreement for the sale and marketing of our slipper products with a British footwear and apparel firm, and in mid-2003, we ceased operating our Wales, U. K. distribution center and our Paris sales office. This licensing agreement is intended to allow us to sell our soft washable footwear in Europe without maintaining the costly sales organization and warehousing and distribution operations we have had since the mid-1990's.

         - In June 2003, we completed the sale of the assets of our thermal products business, enabling us to concentrate on our core at- and around-the-home comfort footwear business. The thermal products business was a segment of our business that for the past several years had not operated profitably, incurring losses of $2.3 million in 2003 and $3.7 million in 2002.

         - We reached the conclusion of our three-year strategic plan in 2003 but fell short of our desired level of operating performance. While the pre-tax operating loss from continuing operations declined, we failed to resume profitable operations in 2003. Net sales from continuing operations increased slightly from $119.0 million in 2002 to $123.1 million in 2003. Pre-tax losses from continuing operations decreased from $12.3 million in 2002 to $9.3 million in 2003.

         - As a result of our cumulative losses, we determined that it is uncertain whether the deferred tax assets we had recognized on our consolidated balance sheet will have realizable value in future years. Accordingly, we have fully reserved the value of our deferred tax assets in the amount of $13.8 million as of the end of 2003. Should our profits improve in future years, such that those deferred items become realizable as deductions, we will recognize that tax benefit, by reducing our reported tax expense in the future years. As of the end of 2003, we had approximately $13.4 million of net operating loss carry-forwards, for US Federal income tax purposes, and approximately $1.8 million net operating loss carry-forwards for Mexican income tax purposes. Carry-forwards in the United States are available for up to twenty years into the future, while carry-forwards in Mexico are available for up to ten years.

         - Largely as a result of the valuation allowance established for deferred tax assets, our after tax loss increased to $21.7 million in 2003 from $11.9 million in 2002.

         - In mid-2003, finished goods from our Chinese suppliers arrived at our warehouses in advance of our then current requirements. This added inventory exceeded our warehousing capacity. We estimate that this early purchase resulted in our spending approximately $6 million earlier in the year than planned. In addition, we experienced extra handling requirements in our warehouses in the third and fourth quarters in order to manage and handle the extra inventory, causing warehousing expenses to be higher than planned. The early purchase of inventory increased our borrowing requirements. In September 2003 we amended our revolving credit agreement to increase the Company's borrowing capacity from September 1, 2003 to November 1, 2003 by an additional $4.0 million. We also agreed in September to include a new covenant in the revolving credit agreement to require that we earn at least $1 (one dollar) in consolidated net income (as defined in the agreement) for 2003 and subsequent years (excluding in 2003 the losses resulting from our discontinued thermal products business and asset sales).

         - Our inventory problems were compounded when product re-orders fell short of plan in late 2003 and we experienced higher than expected order cancellations. Consequently, we were unable to reduce our inventory levels as we had planned. Partially as a result of the inventory acquired in mid-2003 and partially due to re-orders that failed to materialize late in 2003 and order cancellations, we ended 2003 with excessive inventory levels. The investment in this inventory significantly reduced our liquidity.

         - In order to address our liquidity requirements, The Huntington National Bank ("Huntington"), our lending bank, agreed in January to increase credit availability for the month of January from $3.0 million to $9.0 million. We were advised by Huntington that we should seek a second lender to share the credit facility with the bank. We agreed to grant to Huntington and Metropolitan Life Insurance Company ("Metropolitan"), the holder of a note from the Company, a mortgage on our corporate headquarters to secure our borrowings under the revolving line of credit with Huntington and under the note from Metropolitan. We had previously granted Huntington and Metropolitan a security interest in substantially all of our other assets in 2002.

         - In early February, we were advised by Huntington that it believed that there had occurred a non-curable default under the terms of the revolving credit agreement and that it would not consider further amending our revolving credit agreement to increase the availability of funding.

         - In early March 2004, Huntington agreed to advance additional funds to us for March operations. Huntington also permitted us to borrow funds against the cash surrender value of life insurance policies insuring one of our key executives.

         - As of the end of 2003, we failed to meet a number of covenants under our revolving credit agreement. We did not meet the minimum tangible net worth test; the required one dollar of net earnings; the minimum cash flow leverage test; and the interest coverage test. As a result of our failure to meet the covenant tests under our revolving credit agreement, we were also in violation of covenants in our note to Metropolitan Life Insurance Company. In addition, with the losses incurred for the year, we did not meet the minimum tangible net worth test of the Metropolitan note.

         - In late March 2004, we entered into a financing agreement with The CIT Group/Commercial Services ("CIT"). Following the closing of that credit facility, we retired all outstanding indebtedness with Huntington and Metropolitan. Management expects that this credit facility with CIT will meet our planned cash requirements for the balance of 2004. See "LIQUIDITY AND CAPITAL RESOURCES - 2004 LIQUIDITY" below.

         The results of our operations are discussed later in this narrative. A discussion of liquidity and capital resources follows immediately.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have utilized numerous types of assets in the development, production, sourcing, marketing, warehousing, distribution, and sale of our products. Most of our assets are current assets, such as cash, trade receivables, inventory, and prepaid expenses, but we also have non-current assets, including property, plant and equipment and goodwill.

         At the end of 2003, current assets amounted to 72 percent of total assets, compared with 70 percent at the end of 2002. As of the end of 2003, we had $25.8 million in net working capital, made up of $44.4 million in current assets, less $18.5 million in current liabilities. As of the end of 2002, we had net working capital of $40.9 million, made up of $61.1 million in current assets, less $20.1 million in current liabilities. The $15.1 million decline in net working capital from 2002 to 2003 is directly related to the $21.7 million net loss we incurred in 2003.

         We ended 2003 with $2.0 million in cash, $5.4 million in trade receivables net of allowances, and $32.8 million in inventory. By comparison, at the end of 2002, we had $6.9 million in cash, $9.5 million in net trade receivables, and $32.9 million in inventory. The decline in cash from 2002 to 2003 is mainly due to the operating loss we incurred during 2003. The decrease in ending trade receivables primarily reflects the lower level of net sales from continuing operations during the fourth quarter of 2003, $43.7 million, than during the fourth quarter of 2002, $45.2 million.

         Inventory management during the latter half of 2003 was a problem for us; finished goods from our Chinese suppliers arrived at our warehouses in advance of our then current needs. As noted above, this early acquisition of approximately $6 million of inventory increased our borrowing needs in September and October of 2003. We ended 2003 with $32.8 million in inventory, net of write-downs of $5.9 million; this compares with $32.9 million in inventory at the end of 2002, net of $3.5 million of write-downs. Before write-downs, total inventory during 2003 increased by $2.2 million compared with 2002.

         We had identified reduction of inventory as a major element of our three-year strategic plan for 2001 through 2003 - we attempted to accomplish this in part by repositioning ourselves from a company with nearly 100 percent of our goods manufactured in our own factories in 1999 and prior years, to a company where in 2002 and beyond, we expected a significant portion of our inventory to be produced by contract manufacturers mainly located outside North America. This strategic change was designed to allow us to respond faster to customers' orders, to lower our investment in inventory, and to lower our risks of inventory write-downs and obsolescence. Through 2002, we made substantial progress in reducing our inventory levels. In 2003, we took a step backwards. During the late summer months of 2003, we purchased approximately $6 million in inventory from our Chinese suppliers which arrived in our warehouses earlier than it was needed. While we expected to be able to sell that inventory in the fourth quarter, orders from customers in the range of $5 million did not materialize in late 2003 as had been planned. This left us with extra amounts of inventory as of the end of the year. We have evaluated that inventory position and have taken appropriate write-downs during 2003, to value inventory at our expected net realizable value. (See also the discussion above regarding critical accounting policies as well as the accompanying Consolidated Statements of Cash Flows for more information regarding our cash flows, and Note (2) of the Notes to Consolidated Financial Statements for more information regarding our inventory.)

         The logistics burden of physically managing the additional amount of imported inventory referred to above caused us to incur added unplanned costs within our distribution system. We estimate that the added costs of distribution related to managing extra amounts of inventory during the third and fourth quarters of 2003 amounted to approximately $2 million. Not only did the added inventory negatively impact our liquidity, but it also added unplanned expense to our distribution expenses.

         REVOLVING CREDIT AGREEMENT WITH HUNTINGTON NATIONAL BANK

         For many years, we have relied on revolving credit agreements to satisfy our seasonal working capital liquidity needs. Until the end of 2003, our lending bank accommodated our borrowing requirements and provided us with needed liquidity, occasionally modifying provisions of the loan agreements as necessary. Before December 2002, our revolving credit facilities were unsecured.

         On December 27, 2002, we entered into a $32 million Revolving Credit Agreement ("Revolver") with Huntington to refinance the previous revolving credit agreement. As a part of the Revolver, we granted to Huntington and Metropolitan a security interest in substantially all of our assets other than real estate to secure our obligations to Huntington under the Revolver and our obligations under our Note Agreement dated July 5, 1994, as amended, with Metropolitan ("Metropolitan Loan Agreement").

         The Revolver was a three-year $32.0 million commitment from Huntington terminating on April 30, 2006. The Revolver originally contained periodic monthly commitment limitations ranging from $3 million in January, $12 million from February through April, $32 million from May through October, and $27 million from November through December. The Revolver further limited total borrowings to the lesser of: (a) the commitment limitations noted or (b) 80% of the Company's eligible accounts receivable, plus 40% of the Company eligible inventory, all as defined in the agreement. The Revolver also contained additional covenants, including financial covenants that required the Company to maintain minimum consolidated tangible net worth, minimum coverage of interest expense beginning at the end of the first quarter in fiscal 2004, and specified cash flow leverage ratios beginning at the end of fiscal 2003. The Revolver required that that borrowings be reduced to zero for a period of 15 consecutive days during 2003 and for a period of 30 consecutive days during 2004 and 2005.

         The Revolver was amended on a number of occasions in 2003 and during the first quarter of 2004:

         - On March 31, 2003, the Revolver was amended to modify the commitment limitations noted above from: (a) $12 million for February through April and $32 million for May through October, to (b) $12 million from February through March and $32 million from April through October, with the rest of the Revolver remaining unchanged.

         - On September 1, 2003, the Revolver was again amended to modify the commitment limitations, reverting back to the original $12 million from February through April, and $32 million from May through October, and to provide a one-time additional commitment amount of $4 million for the period from September 1, 2003 through November 1, 2003 only. In addition, the September 2003 amendment modified the cash flow leverage test to make that requirement less restrictive.

         - On September 15, 2003, the Company agreed to add a covenant to the Revolver requiring that consolidated net income for fiscal 2003 and thereafter be at least one dollar, excluding in 2003 the loss incurred by our discontinued thermal products business and asset sales. In exchange, the covenant requiring a minimum EBIDTA (earnings before interest, taxes, depreciation and amortization) for 2003 was removed.

         - On January 22, 2004, the Revolver was again amended to increase the commitment limitation in January 2004 from $3 million to $9 million. This fourth amendment provided Huntington with total dominion over our cash resources, provided Huntington and Metropolitan with a first mortgage lien on our office building in Ohio, increased the magnitude and timing of reporting information required by Huntington, and required that we hire business consultants to assist us in finding a second lender and to develop a new strategic operating model for our business.

         - On March 10, 2004, the Revolver was again amended for the fifth time, increasing the availability for the month of March 2004 to $13.8 million. In addition, Huntington permitted the Company to borrow $2.2 million against the cash surrender value of life insurance policies owned by the Company on the life of a key executive.

         The outstanding balances due under the Revolver ($2.0 million) and the Metropolitan Loan ($2.1 million) as of the end of 2003 were both classified on our consolidated balance sheet as current liabilities as a result of their coming due during 2004.

         As a result of the early acquisition of inventory in the third quarter of 2003, as discussed above, we reached a peak of $36 million in borrowings outstanding under the Revolver for nearly a seven-week period from mid-September through very late October 2003. This compares with $32 million in peak outstanding borrowings for a four-week period during the same months of 2002. Moreover, during the same seven-week period in 2003, we sought and received extended payment terms from our suppliers in China as an additional means to contain borrowings to the Revolver to $36 million. By the early part of November 2003, our cash flow had improved such that we had resumed payments to suppliers within their established terms of sale. Once we realized that shipments to customers in November and December 2003 would not achieve anticipated levels, we sought and received the fourth amendment to the Revolver discussed above which allowed us to borrow up to a cumulative amount of $9 million during the month of January 2004.

         We failed to meet a number of the financial covenants in the Revolver as of the end of 2003. We did not meet the minimum tangible net worth test; the required one dollar of consolidated net income; the cash flow leverage test; and the interest coverage test. As a result of the failure to meet the covenant tests under the Revolver, we were outside the compliance parameters of the Metropolitan Loan. In addition, with the losses incurred for the year, the Company did not meet the minimum tangible net worth test of the Metropolitan Loan.

         On March 30, 2004, we retired all outstanding indebtedness under the Revolver and the Metropolitan Loan Agreement from funds borrowed under the CIT Facility discussed below.

         2004 LIQUIDITY

                  CIT CREDIT FACILITY

         On March 29, 2004, we entered into a new financing agreement (the "CIT Facility") with CIT. On March 30, 2004, we borrowed under the CIT Facility approximately $10.3 million to repay all outstanding indebtedness under the Revolver and related charges, and the Revolver was terminated. In addition, on that date, we borrowed approximately $2.3 million under the CIT Facility to repay all outstanding indebtedness under the Metropolitan Loan Agreement and that agreement was terminated.

         The CIT Facility provides us with advances in a maximum amount equal to the lesser of (i) $35 million or (ii) a Borrowing Base (as defined in the CIT Facility). The CIT Facility is a discretionary facility which means that CIT is not contractually obligated to advance us funds. The Borrowing Base, which is determined by CIT in its sole discretion, is determined on the basis of a number of factors, including the amount of our eligible accounts receivable and the amount of our qualifying inventory, subject to the right of CIT to establish reserves against availability as it deems necessary. The CIT Facility also includes a $3 million subfacility for the issuance of letters of credit that is counted against the maximum borrowing amount discussed above.

         Our obligations under the CIT Facility are secured by a first priority lien and mortgage on substantially all of our assets, including accounts receivable, inventory, intangibles, equipment, intellectual property and real estate. In addition, we have granted to CIT a pledge of the stock in our U.S. wholly-owned subsidiaries. The subsidiaries have guaranteed our indebtedness under the CIT Facility.

         As part of the CIT Facility, we entered into a factoring agreement with CIT, under which CIT will purchase accounts receivable that meet CIT's eligibility requirements. The purchase price for the accounts is the gross face amount of the accounts, less factoring fees (discussed below), discounts available to our customers and other allowances.

         The factoring agreement provides for a factoring fee equal to 0.50% of the gross face amount of all accounts receivable factored by CIT, plus certain customary charges. For accounts outside the United States, we will pay an additional factoring fee of 1% of the gross face amount. For each 30 day period that an account exceeds 60 days unpaid, we must pay an additional fee of 0.25% of the gross face amount. The minimum factoring commission fee per year is $400,000 and if the fees paid throughout the year do not meet this minimum, CIT will charge us for the difference. We also agreed to pay CIT's expenses incurred in connection with negotiation of the CIT Facility, as well as fees for preparing reports, wire transfers, setting up accounts and other administrative services. We are also responsible for any taxes on sales of our products or on transactions between CIT and the Company. Upon entering into the CIT Facility, we paid to CIT an initial facility set-up fee of $262,500.

         Amounts outstanding under the CIT Facility bear interest at the prime rate as announced by JPMorgan Chase Bank ("Prime Rate") plus 1%. Interest is charged as of the last day of each month, and any change in the Prime Rate will take effect the first month following the change in the Prime Rate.

         The term of the CIT Facility is for a period of three years.

                  NEW BUSINESS PLAN

         With the assistance of experienced turnaround consultants, management developed a new business model for the Company that we believe should significantly reduce operating costs by simplifying our product offering and focusing our business on a core customer base that represented approximately 70% of our 2003 revenues.

          The key components of our new business plan and the actions we have already taken or expect to take in 2004 are as follows:

         - We have employed an experienced turnaround professional as the President and CEO on an interim basis.

         - We are streamlining our management structure and seeking to reduce our selling, general and administrative costs to a lower level that is consistent with our simplified business model. This process began in March 2004 with staff reductions in our headquarters in Ohio and at the operations support office in San Antonio.

         - We intend to reduce costs by closing our manufacturing facilities in Mexico by the end of 2004 and relying upon third party contract manufacturers in China and possibly other locations outside North America to manufacture our products.

         - We will further reduce costs through the closure of our operations support office in San Antonio, Texas by the end of 2004. The staff at this facility primarily support our operations in Mexico. Some functions performed in the San Antonio office that will be maintained will be relocated to our Columbus headquarters.

         - We expect to reduce our inventory levels by four to five million pair from the year-end 2003 levels.

         Management concluded that the actions contemplated by the 2004 business plan were necessary to materially reduce and eventually eliminate the operating losses incurred in 2002 and 2003. Because the business plan will result in substantial changes in the way in which we have done business for many years, we recognize that the implementation of the business plan carries business risks which are discussed below in "RISK FACTORS."

          Implementation of the 2004 business plan is expected to result in significant costs in the form of severance payments and asset write-downs. (See Note (19) of the Notes to Consolidated Financial Statements.) In part due to these costs and write-downs, we do not expect to report an operating profit in 2004.

                  2004 LIQUIDITY

         Based on the actions being taken in 2004 to create a lower-cost, more efficient business model, as described above, and the new CIT Facility, management believes that there should be sufficient liquidity and capital resources to fund our operations through the balance of fiscal 2004, including our anticipated restructuring costs. Although our restructuring will involve cash outlays, the majority of the restructuring costs to be incurred in 2004 are expected to be non-cash in nature and we expect that our plans to reduce inventory should generate additional cash flow.

         Our independent auditors have modified their report on our consolidated financial statements with a going concern uncertainty paragraph based on our failure to meet a number of financial covenants in the Revolver, our recurring losses from operations and our entering the CIT Facility which does not contractually obligate CIT to advance funds to the Company. The independent auditors' report notes that, in their view, these matters raise substantial doubt about the Company's ability to continue as a going concern. While we recognize that the implementation of our new business plan presents business risks, as discussed in "RISK FACTORS" below, and we can give no assurance of the plan's success, we believe that these risks should be manageable and that, once implemented, the new business model gives the Company a reasonable opportunity to return to profitability, although that will not occur in 2004.

OTHER MATTERS IMPACTING LIQUIDITY AND CAPITAL RESOURCES

         Traditionally, we have leased most of our operating facilities. On occasion, we have leased some operating equipment as well. We periodically review our facilities to determine whether they will satisfy projected operating needs for the foreseeable future.

         All real and personal property leased by the Company is leased for varying term lengths, ranging generally from three years to fifteen years, often with options for renewal. All leases are "operating leases" and the obligations thereunder are recorded as rent expense during the periods of use and occupancy. The future obligations under these lease commitments are discussed below under the caption "OFF-BALANCE SHEET ARRANGEMENTS" and in Note (6) of the Notes to Consolidated Financial Statements.

         We last paid cash dividends in 1981. We have no current plans to resume payment of cash dividends or to acquire common shares for treasury. We anticipate continuing to use our cash resources to finance operations and to fund the operating needs of the business.

OFF-BALANCE SHEET ARRANGEMENTS

         As noted above, the Company has traditionally leased its facilities under operating lease transactions. On occasion, we have also leased certain equipment utilizing operating leases. These leasing arrangements allow us to pay for the facilities and equipment over the time that they are utilized, rather than committing our resources initially to acquire the facilities or equipment. All leases have been accounted for as operating leases, consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, as amended. Our future off-balance sheet non-cancelable operating lease obligations are discussed in Note (6) of the Notes to Consolidated Financial Statements.

         The following table summarizes the Company's contractual obligations for both long-term obligations that appear on our consolidated balance sheet, as recognized in our consolidated financial statements, and so-called "Off-Balance Sheet Arrangements", as discussed in the notes to our consolidated financial statements:

                                                  Payments due by period (in thousands of dollars)
                                            ------------------------------------------------------------
                                                                                                 More
                                                         1 year       1 - 3         3 - 5        than 5
                                             Total      or Less       years         years        years
                                             -----      -------       -----         -----        -----
CONTRACTUAL OBLIGATIONS - recognized on the books and records of the Company

Long-Term Debt, Current and Non-
Current Portions                            $  6,010    $ 3,869      $  1,981      $   160       none

Capital Lease Obligations                   none

Other Long-Term Liabilities reflected on
the Consolidated Balance Sheet of the
Company *                                   $ 14,841    *            *             *             *

CONTRACTUAL OBLIGATIONS - considered "off-balance sheet arrangements"

Operating Leases - see also Note (6) of     $ 13,162    $ 3,495      $  4,270      $ 3,401       $ 1,996
the Notes to Consolidated Financial
Statements

Purchase Obligations in the ordinary

course of business **                       $  4,928    $ 4,928      none          none          none

-----------

* Other Long-Term Liabilities of the Company represent accrued cumulative future obligations under our Associate Retirement Plan of $6,473, accrued cumulative future obligations under our Supplemental Retirement Plan of $7,146 and accrued cumulative future obligations from employee salary withholdings under our salary deferred compensation plan of $1,222. The timing of future cash outflows related to these obligations is not readily determinable, as it is totally dependent upon the timing of Associate future retirements. Following the requirements under SFAS No. 87, Accounting for Pensions, as amended, during 2003 and 2002 we have made a charge to Other Comprehensive Income, to recognize the effect of actuarial assumptions and market value changes as of the September 30, 2003 and 2002 evaluation dates. The resultant effect has increased the aggregate liability under the Associate Retirement Plan and the Supplemental Retirement Plan by $529 and $5,013, in 2003 and 2002, respectively, with a corresponding charge to Other Comprehensive Income. In early 2004, we took action to effectively freeze pension benefits under the Associate Retirement Plan and the Supplemental Retirement Plan effective as of April 1, 2004 and requested permission from the Internal Revenue Service, which has not yet been granted, to defer our 2003 contribution to the Associate Retirement Plan from 2004 to 2005. As a result of the pension plan freeze, we expect to report a related curtailment loss of approximately $1,108 in the first quarter of 2004.

** We acquire inventory and merchandise in the ordinary course of business, issuing both purchase orders and letters of credit to acquire merchandise from suppliers. Commitments in the ordinary course of business are included above as "off-balance sheet arrangements". There are no material unusual outstanding commitments other than in the ordinary course of business.

         At times we have entered into foreign currency contracts, as noted in the discussion below under the heading "OTHER MATTERS RELEVANT TO FINANCIAL CONDITION AND RESULTS OF OPERATION - FOREIGN CURRENCY RISK," to hedge currency risk exposures that we have identified. Currency contracts utilized as hedges are to be included as "off-balance sheet arrangements" as well; however, as of the end of 2003 and 2002, we had no foreign currency contracts outstanding.

RESULTS OF OPERATIONS

         DISCONTINUED OPERATIONS

         The thermal products business was a segment of our business which, for the past several years, we had not operated profitably.

         In June 2003, we sold substantially all of our thermal products assets to a corporation formed by investors headed by a co-founder and former chief executive officer of RGB Technology, Inc., our subsidiary formerly known as Vesture Corporation ("RGB Technology"). The sale was deemed effective as of March 29, 2003.

         The assets sold to the buyer included furnishings, trade fixtures, equipment, inventories, raw materials and finished products inventories, books and records (including supplier and customer lists), RGB Technology's rights under certain contracts and agreements, patents and trademarks used in the business, and trade accounts receivable arising after March 29, 2003. We retained and collected the trade accounts receivable of RGB Technology outstanding as of March 29, 2003. As part of the transaction, we sold to the buyer certain patents owned by us and used in the thermal products business.

         As additional consideration for the assets sold, the buyer assumed specified liabilities and obligations. These included liabilities under specified contracts and agreements, obligations under outstanding purchase orders for materials and supplies, customer orders, current liabilities, state and federal income tax obligations, payroll and employee-related expenses and liabilities, accrued and unpaid sales commissions, liabilities and obligations for warranty claims for product replacement or repair, and certain other obligations and liabilities.

         The consideration for the transaction was based upon a formula negotiated and agreed upon by the parties. At the closing, the buyer assumed the liabilities and obligations discussed above and paid us $76 thousand, less certain prorated tax liabilities. After the closing, the purchase price was adjusted to take into account the results of operations of the business from March 29, 2003, through June 18, 2003. As partial payment for amounts owing from the buyer to us, the buyer delivered to us a promissory note in the principal amount of $334 thousand. The promissory note is due and payable in full on December 1, 2004. As of the end of 2003, we had fully reserved for the doubtful collection of this promissory note.

         As additional consideration for the assets transferred, through the year 2007, the buyer has agreed to pay us annual royalties based on a percentage of the buyer's annual sales of certain products in excess of specific thresholds.

         See also discussion below under "OTHER MATTERS RELEVANT TO FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LEGAL PROCEEDINGS" and in "ITEM 3. LEGAL PROCEEDINGS" of this Annual Report on Form 10-K.

         With the disposal of the thermal products related assets, we have discontinued the thermal products business segment. The disposition of these assets represents a disposal of a business segment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of this operation have been classified as discontinued and financial data for all periods have been reclassified to show discontinued operations.

         Selected financial data relating to the discontinued operations, follow:

                                         2003           2002         2001
                                         ----           ----         ----
Net sales                             $    1,759        3,546        5,188
                                      ==========      =======      =======
Gross profit (loss)                           57       (1,654)       1,470
Selling, general and administrative
    expense                                2,040        3,268        2,825
Restructuring charges                         --          523           --
Interest expense (income)                    104          143          (24)
Loss on sale of certain assets
    relating to discontinued
    operations                              (223)          --           --
                                      ----------      -------      -------
Loss from discontinued operations
    before income tax                     (2,310)      (5,588)      (1,331)
Income tax benefit                            --        1,858          437
Loss from discontinued operations
    net of income tax                 $   (2,310)      (3,730)        (894)
                                      ==========      =======      =======

See also Note (17) of the Notes to Consolidated Financial Statements which discusses our discontinued thermal products business.

         RESTRUCTURING ACTIVITIES

         During the past few years, we have undertaken a number of strategic initiatives designed to improve our operating performance and reduce expenses. The activities involved include: (a) closing a factory in Shenzhen, China in 1999; (b) closing a factory in the Dominican Republic in 2000; (c) moving our samples activities from Columbus, Ohio to Nuevo Laredo, Mexico in 1999; (d) instituting improved design and product development processes to increase speed to market in 1999; (e) closing a warehouse in San Antonio, Texas, in 2000 and a warehouse in Goldsboro, North Carolina in 2003, while opening a warehouse in Nuevo Laredo, Mexico in 2002; (f) shifting cutting activities from Laredo, Texas to Nuevo Laredo, Mexico in 2002; (g) shifting our molding operations from San Angelo, Texas, to Nuevo Laredo, Mexico in 2002; (h) beginning in 1999, changing ourselves from a company that manufactures nearly its entire production requirements to one that manufactures about two-thirds of its requirements and contracts with outside third party manufacturers for one-third of its needs; (i) opening in 2001 a resource office in Hong Kong for procuring products in the Far East; (j) changing our European branch sales and warehouse operations to a distributorship-type arrangement in 2003; and (k) closing down operations in Wales and Paris. All of these restructuring activities were designed and intended to improve our operating profitability with varying degrees of success. As discussed above, we have announced a 2004 business plan that calls for significant changes to and restructuring of our business. See also Note (15) of the Notes to Consolidated Financial Statements which discusses our restructuring activities.

RESULTS OF CONTINUING OPERATIONS

         2003 SALES AND CONTINUING OPERATIONS COMPARED WITH 2002

         With the discontinuance of the thermal products business segment, we now operate in two different business segments: (a) "Barry Comfort North America", which manufactures and markets at- and around-the-home comfort footwear for sale in North America; and (b) "Barry Comfort Europe", which markets footwear principally in western Europe. See also Note (14) of the Notes to Consolidated Financial Statements for a breakdown of net sales by geographic region and by segment of our operations.

         During 2003, net sales from continuing operations totaled $123.1 million, an increase of approximately 3.5 percent over 2002. Net sales for Barry Comfort North America increased by 4.3 percent in 2003, to $113.9 million from $109.2 million in 2002. The increase in net sales for Barry Comfort North America occurred principally among our mass merchandising customers, with about one-third of that increase attributable to sales to our largest customer - Wal-Mart Stores, Inc. We continue efforts to provide new styling of our soft washable footwear, with continued focus on fresh product, delivered complete and on-time to our customers. Our products performed reasonably well at retail, even though many retailers struggled through another highly discount-oriented holiday season.

         Net sales for Barry Comfort Europe decreased to $9.3 million in 2003, from $9.8 million in 2002. The primary contributor to this decrease in sales in Europe was the change in our method of operations in Europe early in 2003. As previously noted, early in 2003, we entered into an agreement that effectively converted the European soft washable slipper portion of Barry Comfort Europe into a distributorship/license arrangement. We continue to operate our Fargeot business, but the slipper business operating with a warehouse in Wales and a sales office in Paris closed in 2003, and those customers are now served by our British distributor. We anticipate receiving a royalty from the British distributor but will no longer incur the expense of supporting our own warehouse in Wales and sales organization in Paris.

         Gross profit in 2003 increased to $42.7 million from $41.4 million in 2002. Gross profit as a percent of net sales remained rather constant at 34.7 percent in 2003, compared with 34.8 percent in 2002. The benefits realized in 2003 as a result of the restructuring activities over the last several years, as discussed previously, were offset in 2003 by increased manufacturing variances incurred during 2003, and the need to increase inventory write-downs recorded at the end of 2003. As noted in Note (2) of the Notes to the Consolidated Financial Statements, total inventory write-downs increased by $2.3 million during 2003.

         Selling, general and administrative expenses declined in 2003 to $48.2 million compared with $50.4 million in 2002. Most of the decline in these expenses from 2002 to 2003 occurred in the marketing and administrative areas. The expenses incurred in selling were approximately the same as in 2002. We estimate that the expenses incurred in shipping and distribution increased during the third and fourth quarters of 2003 by approximately $2 million, in response to the added amounts of inventory that we had on hand.

         Restructuring expenses and asset impairments recognized in 2003 amounted to $2.6 million compared with $2.8 million recognized in 2002. See also Note (15) of the Notes to Consolidated Financial Statements.

         Net interest expense increased in 2003 to $1.4 million from $1.3 million in 2002. During 2003, we relied more heavily on the Revolver to fund the daily operations of the business. The daily average seasonal borrowings outstanding under the Revolver increased to $19.5 million from $11.9 million in

2002. The weighted average interest rate on short-term bank borrowings in 2003 decreased slightly to 3.9 percent from 4.1 percent in 2002, reflecting the general decline in short-term market related interest rates.

         While our operating results for the year were very disappointing, they were an improvement over 2002. The pre-tax loss from continuing operations decreased to $9.3 million in 2003 from a pretax loss of $12.3 million in 2002. With the decision to provide a full valuation allowance for deferred tax assets totaling $13.8 million, we recognized a tax expense in 2003 amounting to $10.1 million, compared with an estimated benefit recognized in 2002 of $4.2 million. As a result, we incurred a net loss from continuing operations of $19.4 million in 2003 compared with $8.2 million in 2002. Including losses for the discontinued thermal operations, we incurred a total net loss of $21.7 million compared with a total net loss in 2002 of $11.9 million.

         2002 SALES AND CONTINUING OPERATIONS COMPARED WITH 2001

         During 2002, net sales totaled $119.0 million, a decrease of 8.0 percent from net sales of $129.4 million in 2001. There were net sales decreases in both segments of the business. Net sales in Barry Comfort North America decreased in 2002 to $109.2 million from $118.9 million in 2001, while net sales in Barry Comfort Europe decreased in 2002 to $9.8 million from $10.4 million in 2001. Economic malaise domestically and internationally contributed to a decline in sales generally across all channels of distribution and all classes of trade. Retailing in the holiday season of 2002 was very promotional, with retailers aggressively discounting products early in the holiday selling season.

         Gross profit decreased in 2002 by approximately $7.8 million. In 2002, gross profit amounted to $41.4 million or approximately 34.8 percent of net sales, while in 2001, gross profit amounted to $49.2 million or about 38.0 percent of net sales. The primary cause of the decline in gross profit was the $10.3 million decrease in net sales from 2001 to 2002.

         During much of 2002, we incurred restructuring and other costs relating to implementing our three-year strategic plan. During 2002, we completed that portion of our three-year strategic plan relating to repositioning activities in lower cost locations. We completed the move of our molding operations from San Angelo, Texas to Nuevo Laredo, Mexico, and we completed the move of our cutting subassembly operation from Laredo, Texas to Nuevo Laredo. We opened a new distribution facility in Nuevo Laredo. While all of these activities were planned for the year, the task level was greater than anticipated. We wanted to assure that our customers did not suffer delays in their supply of our footwear, so we maintained certain duplicative operations in both San Angelo and Laredo until we were sure that there would be not disruption in our supplying the market place from Nuevo Laredo. The costs of this assurance resulted in an estimated $3.5 million of added expense, incurred mainly during the first half of the year. This added expense adversely affected gross profit for the year, and the additional warehousing costs adversely affected selling, general and administrative expenses, as noted in the following paragraphs.

         Selling, general and administrative expenses increased significantly during 2002, by approximately $4.4 million, compared with those expenses in 2001. Selling and marketing expenses increased during 2002, primarily in the area of retail program support, such as advertising, displays, and other promotional programs at retail. Warehousing expenses also increased during 2002, with a sizable portion of that related to the duplicative activities conducted in conjunction with the opening of the new warehousing facility in Nuevo Laredo early in 2002.

         Net interest expense increased to $1.3 million in 2002 from $1.1 million in 2001. Two factors influenced this increase. As noted below in "OTHER MATTERS RELEVANT TO FINANCIAL CONDITION AND RESULTS OF OPERATIONS - ACCELERATION OF NAFTA TARIFF REDUCTIONS", we recognized a long-term obligation to the consultants who assisted us in the accelerated elimination of NAFTA duties as of the beginning of 2002. As of the end of 2002, the discounted present value of that long-term obligation amounted to $4.0 million. In 2002, the amount of imputed interest related to this obligation amounted to $374 thousand. In addition, during 2002, the daily average seasonal borrowings outstanding under our revolving credit agreement increased to $11.9 million. During 2001, the average borrowings under the revolver credit agreement were $7.9 million. The weighted average interest rate on short-term bank borrowings in 2002 was 4.1 percent, compared to 5.8 percent during 2001. Short-term market interest rates generally declined in 2002 as a result of actions taken by the Federal Reserve during the year, although this decline was in part offset by the increase in spreads over market charged by our bank. The net result was a 1.7 percent reduction in the average rate of interest that we incurred in 2002 for short-term borrowings.

         During 2002, we engaged in several actions related to reorganization efforts. One action in the first quarter resulted in the coordinated transfer of cutting operations from the U.S. to Mexico and a reduction in sewing operations in Nuevo Laredo, Mexico, resulting in the reduction of 354 positions in North America, at a cost of $727 thousand. Other actions in the third and fourth quarters were taken to restructure staff support of sales and operations, impacting 9 employees at a cost of $938 thousand. In the fourth quarter, we announced the decision to close the Goldsboro distribution center in 2003, impacting 53 positions at a cost of $601 thousand, and to similarly close the Wales distribution center in 2003, impacting 22 positions at a cost of $178 thousand. The closure of the Wales facility also resulted in recognition of $208 thousand in future lease obligation losses as well as $150 thousand in asset impairment charges. The aggregate reorganization and asset impairment charges recognized in 2002 amounted to $2.8 million.

         As a result, for fiscal 2002, we incurred a loss from continuing operations before income taxes and minority interest of $12.3 million, a net loss from continuing operations after income taxes of $8.2 million, and a net loss of $11.9 million or $1.23 per diluted share. During 2001, we had earnings from continuing operations before income taxes and minority interest of $3.0 million, net earnings from continuing operations of $1.8 million, and net earnings of $932 thousand, or $0.10 per diluted share.

OTHER MATTERS RELEVANT TO FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ACCELERATION OF NAFTA TARIFF REDUCTIONS

         Effective January 2002, the 15 percent duty on United States slippers made in Mexico was eliminated. The tariff removal, which was a part of round three of the NAFTA tariff acceleration, eliminated duties on a range of products, including slippers. Prior to the accelerated elimination of the duty, the slipper tariff had been scheduled to be reduced annually at the rate of 2.5 percent per year until its elimination on January 1, 2008.

         We utilized third parties to assist us in obtaining this tariff relief. Upon the successful conclusion, we agreed to pay an aggregate of approximately $6.25 million, mostly in equal quarterly installments over a four-year period through the end of 2005. For accounting purposes, a portion of the payment to the consultants has been treated as debt and a portion of the payment has been treated as an imputed interest charge associated with that debt. The net present value of this four-year obligation, which is subordinated to our other obligations, is included within current installments and long-term debt at its discounted present value totaling $2.7 million, as of the end of 2003, compared with $4.0 million at the end of 2002. The net benefit we expected to receive from the tariff relief, after taking into account the consultants' fees, had been estimated at $12 million over the period from 2002 through 2006. Under the three-year strategy in place at the time, this duty elimination was expected to have a positive impact on our business.

         The tariff removal allowed us to take advantage of the benefits of manufacturing in our North American plants and was a key element in our operating strategies. It permitted us to relocate cutting and molding activities from the U. S. to Mexico and keep our cost structure in line with competitive products produced offshore. In 2002, we transferred jobs from the U. S. to Mexico to realize the benefits of reduced labor and benefit costs. Without the tariff elimination, most of the labor savings would have been offset by the increase in the cost from duties. The shift of manufacturing jobs was completed in 2002, and impacted about 350 positions in the Company. The severance costs associated with this reduction in workforce were recognized in the first quarter of 2002 and amounted to about $727 thousand.

         This strategy proved inadequate to provide a competitive advantage relative to companies purchasing all of their goods from third party suppliers in the Far East, mainly from China. As previously discussed, we have decided to close all of our manufacturing operations in Mexico by the end of 2004, and eventually to outsource our entire product needs to resources in China and the Far East.

         LEGAL PROCEEDINGS

         On December 22, 2003, RGB Technology settled the pending patent litigation involving RGB Technology, Thermal Solutions, Inc. and CookTek, LLC. We had previously reported that RGB Technology was involved in a patent infringement lawsuit relating to its MICROCORE(R) pizza delivery systems. The terms of the settlement are confidential, but the settlement resolves all areas of dispute between the parties and concludes the pending litigation. As a part of this settlement, RGB Technology, Inc. agreed to make certain nominal payments during 2004.

         On June 18, 2003, we sold substantially all of the assets of RGB Technology to a corporation, now known as "Vesture Corporation", headed by the co-founder and former chief executive officer of RGB Technology. As part of the transaction, Vesture Corporation agreed to pay to RGB Technology a royalty on certain of Vesture Corporation's net sales in excess of certain threshold amounts, through 2007 at varying royalty rates. In connection with the settlement of the pending litigation involving the MICROCORE(R) pizza delivery systems, RGB Technology will now receive a royalty based upon Vesture Corporation's net sales of certain products through 2007 in excess certain thresholds in each year, but excluding Vesture Corporation's sales of products that utilize the patents involved in the settled litigation. We anticipate that the royalties resulting from this settlement will not have a material impact on the results of operations in the future.

         FOREIGN CURRENCY RISK

         Substantially all of our sales are currently conducted in U. S. Dollars and with a much lesser portion conducted in Canadian Dollars and Mexican Pesos. In accordance with our established policy guidelines, we have at times hedged this currency exposure on a short-term basis, using foreign exchange contracts as a means to protect ourselves from fluctuations. The amount we normally maintain under foreign exchange contracts has not been material to our overall operations. At the end of fiscal 2003 and 2002, there were no such foreign exchange contracts outstanding.

         A sizable portion of our manufacturing labor and other costs is incurred in Mexican Pesos. It has not been our practice to hedge the Peso as it has generally declined in value over longer time horizons, when compared to the
U. S. Dollar. In addition, forward contracts denominated in Pesos historically have not been readily or economically available. Should the Peso suffer a devaluation compared to the U. S. Dollar, we believe that the impact would likely be of benefit to us by reducing, at least initially, the effective cost of manufacturing and to some extent the cost of distribution, although any such reduction would not be expected to have a significant impact upon our results of operations.

         LICENSE AGREEMENT FOR EUROPEAN DISTRIBUTION

         Early in January 2003, we entered into a five-year licensing agreement for the sale and marketing of our slipper products with a British footwear and apparel firm. During the first half of 2003, we ceased operating our Wales distribution center and our Paris sales office. This distributor-type license agreement allows continuing service to the soft washable footwear market in Europe, without our maintaining the costly sales organization, and warehousing and distribution operations we had since the mid-1990's. We continue to maintain our Fargeot footwear subsidiary which operates in southern France and is not subject to the license agreement.

                                  RISK FACTORS

         Some of the information in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," or similar words. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read statements that contain forward-looking statements carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other "forward-looking" information. Unexpected events may arise in the future that we are not able to predict or control. The risk factors that we describe below, as well as any other cautionary language in this Annual Report on Form 10-K, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Annual Report on Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition.

         EXECUTION OF NEW BUSINESS PLAN. We have developed and are implementing a business plan the goal of which is to materially reduce or eliminate our operating losses, and to allow us to generate greater cash flow from our business operations. See "LIQUIDITY AND CAPITAL RESOURCES - 2004 LIQUIDITY." A key component of this plan is the closing by the end of 2004 of all our manufacturing operations, which are located in Mexico, as well as our manufacturing support operations in San Antonio, Texas. We intend to purchase additional goods from third party contract manufacturers in Asia and elsewhere to replace the goods previously manufactured in our plants in Mexico. The closing of our manufacturing plants and our increasing reliance on third party contract manufacturers present a number of business risks. The cost of closing the plants may be significantly higher than our forecast because of unforeseen labor difficulties or higher than expected shut-down costs and governmental charges. Furthermore, we may incur higher than anticipated costs as well as staffing challenges as we dramatically increase over a relatively short time period the volume of goods we purchase from third party contract manufacturers in Asia. Although we believe our systems and staffing are adequate to support such an increase in the volume of goods sourced from third party contract manufacturers, we cannot assure that this is the case. Closing our manufacturing plants will also mean that by 2005 we will be totally dependent on third party contract manufacturers to supply our goods. Although we do not anticipate that expanding our dependence on third party contract manufacturers will impact product quality or our ability to deliver our goods to customers on a timely basis, these remain risks of eliminating our own manufacturing capacity. In addition, the loss or disruption of our suppliers could have an adverse impact on our financial condition and results of operations.

         A second major component of our business plan included a review and assessment of our staffing requirements and methods of operation. Based upon this review, we have implemented initiatives to significantly reduce operating expenses for corporate overhead. Although not anticipated, these staffing reductions could have an adverse impact on our business operations.

         Our business plan also includes initiatives to change the way in which we do business with many of our customers to modify return rights and other customer concessions and accommodations. The implementation of new policies that impact the right of customers to return goods or receive other concessions may result in reduced customer demand for our products. We are currently forecasting a modest reduction in sales for 2004, although these changes to our long-standing business practices, together with the impact on customers of our recent financial problems, could result in a more substantial sales reduction than what is now forecasted.

         Our business plan also calls for a reduction in inventory levels and better inventory management. Our financing plans for 2004 assume that we will achieve a reduction in inventory levels through closeout sales and better inventory purchasing and management practices. Our failure to achieve these goals could mean that we have liquidity requirements in excess of the financing provided by the CIT Facility.

         Our business plan is integral to our goal of eliminating our operating losses. However, there can be no assurance that our plan will succeed, or in the event that it does succeed, that it will be sufficient to stem our losses, or improve our cash flows.

         STATUS OF INTERIM CEO. Thomas M. Von Lehman, our current President and Chief Executive Officer, is serving on an interim basis. He has entered into a six-month employment agreement with the Company dated March 10, 2004, as amended. The employment agreement may be extended by mutual agreement for additional periods of three months, although there is no assurance that the current interim President and Chief Executive Officer will agree to serve past the first six-month term. If the agreement terminates before April 30, 2005, other than as a result of the death or disability of Mr. Von Lehman or his termination for cause, the Company and Mr. Von Lehman have agreed to negotiate in good faith a consulting agreement extending through April 30, 2005. Our long-term success will depend, in part, on our ability to identify and hire a permanent Chief Executive Officer with the expertise and experience to successfully run a comfort footwear business.

         HISTORY OF OPERATING LOSSES. We reported a net loss in both 2002 and 2003. Because of the anticipated costs of implementing our business plan, we expect to operate at a loss in 2004. Our independent auditors have modified their report on our consolidated financial statements with a going concern uncertainty paragraph based on our failure to meet a number of financial covenants in the Revolver, our recurring losses from operations and our entering the CIT Facility which does not contractually obligate CIT to advance funds to us. The independent auditors' report notes that, in their view, these matters raise substantial doubt about our ability to continue as a going concern.

         NEW FINANCING FACILITY. We have entered into a new factoring and financing agreement with CIT. See "LIQUIDITY AND CAPITAL RESOURCES - 2004 LIQUIDITY - CIT CREDIT FACILITY" for a discussion of the CIT Facility. The availability of funding under the CIT Facility is subject to the discretion of CIT and depends, in part, upon our eligible borrowing base, which includes the amount of our eligible accounts receivable and inventory. Although management believes that the CIT Facility should be sufficient to provide us with adequate liquidity for our operations in 2004, a reduction in sales below our planned amount or other events could make the CIT Facility inadequate to meet our operating requirements, thereby resulting in a liquidity short-fall. Further, if we are unable to reverse our operating losses, CIT could decide to cease funding under the CIT facility.

         COMPETITION. Our comfort footwear business is highly competitive. Most of our competitors source all of their products from contract manufacturers in China and other countries in Asia which may give them a lower cost of goods. In addition, the introduction of comfort footwear products that appeal to the consumer's sense of fashion and comfort is important to our success. In order to remain competitive, we must continue to introduce new products that customers find appealing in either fashion or comfort or both.

         SEASONALITY OF THE BUSINESS. Our business is very seasonal. Our strongest sales period has historically been the months of September, October and November, because our goods are frequently purchased as gifts for the Christmas holiday season. Consumer demand for our products during the Christmas selling season is critical to our success. If consumer demand for our products during this critical period is lackluster because of bad weather, recessionary concerns or other factors, we will likely suffer operating losses.

         STATUS OF THE MARKET FOR THE COMPANY'S COMMON SHARES. Our common shares are traded on the New York Stock Exchange (the "Exchange"). We were notified in 2003 that we did not meet the Exchange's continuing listing requirements because our market capitalization and shareholders' equity fell below the required minimum levels. We were given an opportunity to submit an 18-month plan for satisfying the minimum continuing listing requirements. Because of our loss in 2003, it is likely that we will not satisfy the Exchange's continuing listing requirements in the foreseeable future. Therefore, the Exchange may decide to delist our common shares, at which time we could become listed on another exchange or market or not be listed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of January 3, 2004, neither R. G. Barry nor any of its subsidiaries was a party to any market risk sensitive instruments which would require disclosure under Item 305 of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements of R. G. Barry and its subsidiaries are included in this Item 8 at the page(s) indicated:

Independent Auditors' Report ............................................    35
Consolidated Balance Sheets at January 3, 2004 and
    December 28, 2002...................................................     36

Consolidated Statements of Operations for the
    fiscal years ended January 3, 2004, December 28, 2002
    and December 29, 2001...............................................     37

Consolidated Statements of Shareholders' Equity and
    Comprehensive Income for the fiscal years ended
    January 3, 2004, December 28, 2002 and December 29, 2001............     38

Consolidated Statements of Cash Flows for the
    fiscal years ended January 3, 2004, December 28, 2002
    and December 29, 2001...............................................     39

Notes to Consolidated Financial Statements..............................  40-65

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
R. G. Barry Corporation:

We have audited the accompanying consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended January 3, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R. G. Barry Corporation and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 5 and 19 to the consolidated financial statements, the Company has failed to meet a number of covenants under its Revolving Credit Agreement, has suffered recurring losses from operations, and has entered into a new financing agreement that does not contractually obligate the lender to advance funds to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Columbus, Ohio
April 1, 2004

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      January 3, 2004 and December 28, 2002

                                 (in thousands)

                                                                    JANUARY 3,  DECEMBER 28,
                                                                      2004          2002
                                                                    ----------  ------------
                               ASSETS
Current assets:
     Cash and cash equivalents                                      $    2,012         6,881
     Accounts receivable:
          Trade (less allowance for doubtful receivables, returns
          and promotions of  $18,494 and $20,264, respectively)          5,403         9,506
          Other                                                          1,715         1,619
     Inventory                                                          32,797        32,894
     Recoverable income taxes                                               --         4,934
     Deferred income taxes                                                  --         3,635
     Prepaid expenses                                                    2,452         1,599
                                                                    ----------    ----------
                        Total current assets                            44,379        61,068
                                                                    ----------    ----------
Property, plant and equipment, at cost                                  35,274        39,176
     Less accumulated depreciation and amortization                     25,905        28,266
                                                                    ----------    ----------
                        Net property, plant and equipment                9,369        10,910
                                                                    ----------    ----------
                                                                                       5,824
Deferred income taxes                                                       --
Goodwill                                                                    --         2,374
Other assets                                                             7,532         7,462
                                                                    ----------    ----------
                                                                    $   61,280        87,638
                                                                    ==========    ==========
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term bank note payable                                   $    2,000            --
     Current installments of long-term debt                              3,869         3,650
     Accounts payable                                                    7,485        10,474
     Accrued expenses                                                    5,180         6,017
                                                                    ----------    ----------
                        Total current liabilities                       18,533        20,141
                                                                    ----------    ----------
Accrued retirement cost, excluding current liability                    13,619        12,446
Long-term debt, excluding current installments                           2,141         5,760
Other                                                                    1,222         1,742
                                                                    ----------    ----------
                        Total liabilities                               35,515        40,089
                                                                    ----------    ----------
Minority interest                                                          378           361
Shareholders' equity:
     Preferred shares, $1 par value per share.  Authorized 3,775
          Class A shares, 225 Series I Junior Participating                 --            --
          Class A shares, and 1,000 Class B shares; none issued
     Common shares, $1 par value per share.  Authorized 22,500
          shares; issued and outstanding 9,834 and 9,806 shares
          (excluding treasury shares of 912 and 933)                     9,834         9,806
     Additional capital in excess of par value                          12,851        12,791
     Deferred compensation                                                 (84)         (200)
     Accumulated other comprehensive loss                               (3,370)       (3,071)
     Retained earnings                                                   6,156        27,862
                                                                    ----------    ----------
                        Net shareholders' equity                        25,387        47,188
                                                                    ----------    ----------
Commitments and contingencies
                                                                    $   61,280        87,638
                                                                    ==========    ==========

See accompanying notes to consolidated financial statements.

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Fiscal years ended January 3, 2004,

                     December 28, 2002 and December 29, 2001

                      (in thousands, except per share data)

                                                                2003          2002         2001
                                                                ----          ----         ----
Net sales                                                     $  123,137      119,024      129,361
Cost of sales                                                     80,427       77,597       80,182
                                                              ----------   ----------   ----------
          Gross profit                                            42,710       41,427       49,179
Selling, general and administrative expenses                      48,163       50,360       45,973
Restructuring and asset impairment charges (adjustments)           2,563        2,837         (118)
                                                              ----------   ----------   ----------
          Operating income (loss)                                 (8,016)     (11,770)       3,324
Other income                                                         151          800          800
Interest expense, net of interest income of $0, $40,
     and $242, respectively                                       (1,418)      (1,346)      (1,103)
                                                              ----------   ----------   ----------
          Earnings (loss) from continuing operations,
              before income tax and minority interest             (9,283)     (12,316)       3,021
Income tax (expense) benefit                                     (10,096)       4,191       (1,153)
Minority interest, net of tax                                        (17)         (25)         (42)
                                                              ----------   ----------   ----------
          Net earnings (loss) from continuing operations         (19,396)      (8,150)       1,826
          Loss from discontinued operations,
              net of income taxes (including a $223 loss on
              disposal in 2003)                                   (2,310)      (3,730)        (894)
                                                              ----------   ----------   ----------
          Net earnings (loss)                                 $  (21,706)     (11,880)         932
                                                              ==========   ==========   ==========
Earnings (loss) per common share: continuing operations

    Basic                                                     ($    1.97)       (0.84)        0.20
                                                              ==========   ==========   ==========
    Diluted                                                   ($    1.97)       (0.84)        0.19
                                                              ==========   ==========   ==========
Earnings (loss) per common share: discontinued operations

    Basic                                                     ($    0.24)       (0.39)       (0.10)
                                                              ==========   ==========   ==========
    Diluted                                                   ($    0.24)       (0.39)       (0.09)
                                                              ==========   ==========   ==========

Earnings (loss) per common share: total

    Basic                                                     ($    2.21)       (1.23)        0.10
                                                              ==========   ==========   ==========
    Diluted                                                   ($    2.21)       (1.23)        0.10
                                                              ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                       Fiscal years ended January 3, 2004,
                     December 28, 2002 and December 29, 2001

                                 (in thousands)

                                                       ADDITIONAL              ACCUMULATED
                                                       CAPITAL IN   DEFERRED      OTHER                             NET
                                              COMMON   EXCESS OF   COMPEN-    COMPREHENSIVE      RETAINED      SHAREHOLDERS'
                                              SHARES   PAR VALUE   SATION     INCOME (LOSS)      EARNINGS         EQUITY
                                            --------- ----------- ---------   --------------    ----------     -------------
Balance at December 30, 2000                $   9,371     12,069       (461)            (337)       38,810            59,452
   Comprehensive income (loss):
     Net earnings                                                                                      932               932
     Other comprehensive income (loss):
       Foreign currency translation                                                     (161)                           (161)
       adjustment
       Pension liability charge (credit)                                                   3                               3
                                                                                                               -------------
          Total comprehensive income                                                                                     774
   Amortization of deferred compensation                                130                                              130
   Stock options exercised and warrants
     issued                                         5         24                                                          29
                                            ---------  ---------  ---------   --------------    ----------     -------------
Balance at December 29, 2001                    9,376     12,093       (331)            (495)       39,742            60,385
   Comprehensive income (loss):
     Net loss                                                                                      (11,880)          (11,880)
     Other comprehensive income (loss):
       Foreign currency translation                                                      559                             559
       adjustment
       Pension liability charge (credit),
       net of ($1,878) deferred income
          taxes                                                                       (3,135)                         (3,135)
                                                                                                               -------------
          Total comprehensive loss                                                                                   (14,456)
   Amortization of deferred compensation                                131                                              131
   Stock options and warrants exercised           430        698                                                       1,128
                                            ---------  ---------  ---------   --------------    ----------     -------------
Balance at December 28, 2002                $   9,806     12,791       (200)          (3,071)       27,862            47,188
   Comprehensive income (loss):
     Net loss                                                                                      (21,706)          (21,706)
     Other comprehensive income (loss):
       Foreign currency translation
           adjustment                                                                    231                             231
       Pension liability charge (credit)                                                (530)                           (530)
                                                                                                               -------------
          Total comprehensive loss                                                                                   (22,005)
   Amortization of deferred compensation                                116                                              116
   Stock options exercised                         28         60                                                          88
                                            ---------  ---------  ---------   --------------    ----------     -------------
Balance at January 3, 2004                  $   9,834     12,851        (84)          (3,370)        6,156            25,387
                                            =========  =========  =========   ==============    ==========     =============

See accompanying notes to consolidated financial statements.

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Fiscal years ended January 3, 2004,

                     December 28, 2002 and December 29, 2001

                      (in thousands, except per share data)

                                                                                  2003       2002        2001
                                                                                  ----       ----        ----
Cash flows from operating activities
     Net earnings (loss)                                                       $ (21,706)    (11,880)        932
     Net loss from discontinued operations, net of tax benefit                     2,310       3,730         894
                                                                               ---------   ---------   ---------
         Net earnings (loss) from continuing operations                          (19,396)     (8,150)      1,826
     Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization of property, plant and
              equipment                                                            1,762       1,779       1,674
         Amortization of goodwill                                                     --          --         136
         Deferred income tax and valuation adjustment expense
          (benefit)                                                                9,841      (1,714)         42
         Loss on disposal of property, plant and equipment                           390         271         135
         Impairment loss on trademarks and patents                                    --         226          --
         Impairment loss on goodwill                                               2,363          --          --
         Amortization of deferred compensation                                       116         131         130
         Minority interest, net of tax                                                17          25          42
         Changes in:
              Accounts receivable                                                  3,463       4,003       5,348
              Inventory                                                             (212)      2,003      (2,418)
              Recoverable income taxes                                             4,934      (4,934)         --
              Prepaid expenses and other assets                                   (2,147)     (3,785)      2,804
              Accounts payable                                                    (3,192)      2,923       1,300
              Accrued expenses                                                    (2,166)      2,406         286
              Accrued retirement cost, net                                         1,172         768         690
              Other liabilities                                                   (1,049)        149         402
                                                                               ---------   ---------   ---------
                  Net cash provided by (used in) continuing operations            (4,104)     (3,899)     12,397
                                                                               ---------   ---------   ---------
                  Net cash provided by (used in) discontinued operations           1,144      (1,931)     (3,179)
                                                                               ---------   ---------   ---------
                  Net cash provided by (used in) operating activities             (2,960)     (5,830)      9,218
                                                                               ---------   ---------   ---------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                                   (1,662)     (2,373)     (1,186)
     Proceeds from disposal of property, plant, and equipment                      1,168           8          12
                                                                               ---------   ---------   ---------
                  Net cash used in investing activities                             (494)     (2,365)     (1,174)
                                                                               ---------   ---------   ---------

Cash flows from financing activities:
     Proceeds from long-term debt and short-term bank note payable                 2,000       5,092          --
     Repayments of long-term debt                                                 (3,546)     (3,416)     (2,671)
     Proceeds from shares issued                                                      88       1,128          29
                                                                               ---------   ---------   ---------
                  Net cash provided by (used in) financing activities             (1,458)      2,804      (2,642)
                                                                               ---------   ---------   ---------
     Effect of exchange rates on cash                                                 43          14         (74)
                                                                               ---------   ---------   ---------
                  Net increase (decrease) in cash                                 (4,869)     (5,377)      5,328

Cash and cash equivalents at beginning of year                                     6,881      12,258       6,930
                                                                               ---------   ---------   ---------
Cash and cash equivalents at end of year                                       $   2,012       6,881      12,258
                                                                               =========   =========   =========
Supplemental cash flow disclosures:
     Interest paid                                                             $   1,526       1,223       1,425
     Income taxes paid (recovered), net                                           (4,644)        723      (3,113)
                                                                               =========   =========   =========

See accompanying notes to consolidated financial statements.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      OPERATIONS

                  R. G. Barry Corporation (the "Company") is a United States based multinational corporation. The Company's principal line of business is the design, production, and distribution of comfort products for at-and around-the-home. The predominant market for the Company's products is North America. Products are sold primarily to department stores, chain stores, and mass merchandisers.

                  The Company owns an 80% ownership interest in a French company, Escapade, S.A. and its Fargeot et Compagnie, S.A. subsidiary (collectively, "Fargeot"). The Fargeot subsidiary was purchased in 1999 and the underlying purchase agreement includes put and call options for the purchase of the remaining 20% of the Fargeot shares. The minority interest owner may put his shares to the Company for a period of five years after July 22, 2004 at a fair value as determined by the purchase agreement. Similarly, the Company may call the remaining shares through July 22, 2009 on the same basis.

         (b)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest of 20% in Fargeot is presented on an after-tax basis in the Company's financial statements.

                  The Company maintains its accounts on a 52-53 week fiscal year ending on the Saturday nearest December 31.

         (c)      CASH EQUIVALENTS

                  Investments with maturities of three months or less at the date of acquisition are considered cash equivalents. There were no balances maintained in such investments as of the end of 2002 or 2003.

         (d)      INVENTORY

                  Inventory is valued at the lower of cost or market as determined on the first-in, first-out (FIFO) basis (see Note
                  2).

         (e)      DEPRECIATION AND AMORTIZATION

                  Depreciation and amortization expense has been provided substantially using the straight-line method over the estimated useful lives of the assets.

         (f)      GOODWILL

                  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is governed by Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 mandated the discontinuance of goodwill amortization effective with the 2002 year and requires an annual evaluation of goodwill to determine and recognize what, if any, impairment of goodwill should be recorded. The annual evaluation for impairment was done in the second quarter of each year and is updated in the event of any major events or changes should they occur later in the year. The evaluation of goodwill was made with no impairment adjustment required for the 2002 year.

                  As a consequence of the changes occurring throughout the Company, management determined that it was appropriate to reassess the value of these assets as of the end of 2003. Based on its assessment at the end of 2003 of the present and projected long-term business environment for its 80% owned Fargeot subsidiary, the Company determined that the goodwill value related to its purchase of the 80% ownership was impaired. Accordingly, an impairment loss of $2,363 was recorded in 2003.

                  Amortization of goodwill in 2001 amounted to $136; there were no similar amortization charges in 2002 or 2003.

         (g)      TRADEMARKS AND PATENTS

                  The Company incurs costs in obtaining and perfecting trademarks and patents related to the Company's products and production related processes. These costs are generally amortized over a period subsequent to acquisition not to exceed 5 years and are evaluated for impairment on an annual basis as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         (h)      REVENUE RECOGNITION

                  The Company recognizes revenue when the goods are shipped to customers with adequate allowance made for anticipated sales returns. The Company bases its allowance for sales returns on current and historical trends and experience.

         (i)      PRODUCT WARRANTIES

                  The Company's thermal product subsidiary (reported as discontinued operations) provided extended product warranties on certain thermal products sold in commercial business channels. These product warranties provided coverage over a range from 12 to 18 months. The Company's accounting policy was to accrue for the estimated future warranty costs on these selected products at the time of sale. With the sale of the subsidiary's assets, net of liabilities, the buyer assumed existing warranty obligations.

         (j)      ADVERTISING AND PROMOTION

                  The Company has certain programs in place to advertise and promote the sale of its products. The Company expenses the costs of advertising and promotion as incurred. For the years ended January 3, 2004, December 28, 2002, and December 29, 2001, advertising and promotion expenses in continuing operations of $2,677, $3,540, and $2,544, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations as required by accounting principles generally accepted ("GAAP") in the United States. These types of expenses included within discontinued operations were $47, $227, and $555, respectively for those same years.

         (k)      INCOME TAXES

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income or with any applicable net operating loss carry-forward period thereafter, during periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred items, projected future taxable income, and tax planning strategies in making this assessment.

         (l)      PER-SHARE INFORMATION

                  The computation of basic earnings (loss) per common share for 2003, 2002, and 2001 is based on the weighted average number of outstanding common shares during the period. Diluted earnings per common share for 2001 includes those weighted average common shares as well as, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the stock purchase plan. Diluted loss per common share for 2003 and 2002 does not include the impact of potential common shares due to their antidilutive effect.

         (m)      COMPREHENSIVE INCOME

                  Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustments and pension liability adjustments and is presented in the consolidated statements of shareholders' equity and comprehensive income.

         (n)      TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

                  Assets and liabilities of foreign operations have been translated into United States dollars at the applicable rates of exchange in effect at the end of each period. Revenues, expenses, and cash flows have been translated at the applicable weighted average rates of exchange in effect during each period.

         (o)      SHAREHOLDERS' EQUITY

                  The Company has various stock option plans, under which the Company granted incentive stock options and nonqualified stock options exercisable for periods of up to 10 years from the date of grant at prices not less than fair market value at the date of grant. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure -- an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

                  The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations, including FASB Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25) in accounting for employee stock options and accordingly, we have presented the disclosure only information as required by SFAS No. 123 (see Note 10).

                  Had the Company elected to determine compensation cost based on the fair value at the grant date, as prescribed by SFAS No. 123, the Company's net earnings (loss) would have been the proforma results shown below:

                                          2003          2002         2001
                                       ----------    ----------   ----------
Net earnings (loss):
      As reported                      $  (21,706)      (11,880)     932
      Pro forma                           (22,378)      (12,961)     279

Earnings (loss) per share (diluted):
      As reported                           (2.21)        (1.23)     .10
      Pro forma                             (2.21)        (1.29)     .03

                  Using the Black-Scholes option pricing model, the per-share, weighted-average fair value of stock options granted during 2003, 2002, and 2001, was $1.72, $3.07, and $2.14, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of January 3, 2004 and December 28, 2002 were:

                                    JANUARY 3,      DECEMBER 28,
                                       2004             2002
                                    ----------      ------------
Expected dividend yield                      0%                0%
Expected volatility                         50%               50%
Risk-free interest rate                      3%                5%
Expected life-ISO grants               6 years           6 years
Expected life-nonqualified grants      8 years           8 years

         (p)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (q)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as reported in the financial statements approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company's long-term debt is disclosed in Note 5.

         (r) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144. SFAS No. 144 requires that long-lived assets held for disposal be measured at the lower of book value or fair market value less costs of disposal. In addition, SFAS No. 144 expands the scope of discontinued operations to include all operations of an entity with operations that can be separated from the rest of the business and that will be eliminated in a disposal transaction.

         (s)      ALLOWANCES GRANTED TO RESELLERS

                  In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on issues 2 and 3 within EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment of the selling prices of the vendor's products and, therefore, a reduction of sales or a cost incurred by the vendor for assets or services received from the reseller and, therefore, a cost or an expense. EITF 00-25 was effective in 2002 and, upon adoption, prior periods presented for comparative purposes were reclassified. Upon adoption in 2002, this resulted in a reduction of Company's net sales and corresponding decrease in advertising and promotional expenses formerly included in selling, general and administrative expenses of approximately $11,055, $13,195, and $9,500 for 2003, 2002, and 2001, respectively.

         (t)      DUTY ACCELERATION COSTS RECOGNITION

                  Effective January 1, 2002, the 15% duties imposed by the United States on slippers coming from Mexico were eliminated. The duties had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008. With the assistance of two firms, the Company was successful in accelerating the elimination of these duties and agreed to pay an aggregate of about $6,200, most of which is payable in quarterly installments through 2005.

                  The discounted cost associated with these future payments was $5,291 and is being recognized through cost of sales proportionately over the years 2002 to 2007 based on the estimated benefit of duty elimination on Company product as produced and projected to be produced in Mexico over this six-year period. In 2003 and 2002, $1,473 and $873, respectively, of these costs have been recognized within cost of sales. The unamortized balance of $2,945 and $4,418 is included in the consolidated balance sheet in other assets for 2003 and 2002, respectively. This asset classification is consistent with projected realization of the duty elimination benefits and expected recognition of those costs over the remaining years through 2007.

         (u)      RECENTLY ADOPTED ACCOUNTING STANDARDS

                  In May, 2003, FASB issued SFAS No. 150, Accounting for
                  Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

(2)      INVENTORY

         Inventory by category for the Company consists of the following:

                                      JANUARY 3,   DECEMBER 28,
                                         2004          2002
                                      ----------   ------------
Raw materials, net                    $    3,771          6,981
Work in process, net                         615          1,462
Finished goods, net                       28,471         24,451
                                      ----------   ------------
         Net inventory                $   32,797         32,894
                                      ==========   ============

         Inventory is presented net of raw material write-downs of $2,839 and $1,773, in 2003 and 2002, respectively, and finished goods write-downs of $3,022 and $1,773, in 2003 and 2002, respectively.

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at cost consists of the following:

                                      JANUARY 3,  DECEMBER 28,     ESTIMATED
                                        2004          2002       LIFE IN YEARS
                                      ----------  ------------   -------------
Land and improvements                   $   434         508          8 - 15
Buildings and improvements                3,244       6,008         40 - 50
Machinery and equipment                  23,978      24,670          3 - 10
Leasehold improvements                    7,212       7,700          5 - 20
Construction in progress                    406         290
                                        -------      ------
Total property, plant and equipment     $35,274      39,176
                                        =======      ======

(4)      INTANGIBLE TRADEMARK AND PATENT ASSETS

         These assets include the following:

                                       JANUARY 3,  DECEMBER 28,
                                          2004         2002
                                       ----------  ------------
Trademarks and patents, at cost           $702         527
      Less accumulated amortization        298         187
                                          ----         ---
Trademarks and patents, net               $404         340
                                          ====         ===

         The Company has recognized trademark and patent amortization expense of $111 in 2003, $118 in 2002, and $174 in 2001, which is included within selling, general, and administrative expenses. In addition, the Company recognized an impairment loss of $226 on thermal product trademarks and patents in 2002. Based on the Company's methods, remaining net trademark and patent cost will be recognized as amortization expense of $80 for each of the next 5 years. This expense recognition would accelerate should circumstances change and an impairment be determined for trademarks or patents with remaining value.

(5)      SHORT-TERM BANK NOTE PAYABLE AND LONG-TERM DEBT

         Short-term bank note payable consists of the amount outstanding under the Company's Revolving Credit Agreement.

         On December 27, 2002, the Company terminated its previous unsecured revolving credit agreement, and entered into a new $32 million Revolving Credit Agreement ("Revolver") with its principal bank to refinance the revolving credit agreement between the Company and the bank dated March 12, 2001, as amended. As part of the Revolver, the Company also executed and delivered a Security Agreement ("Security Agreement") in favor of the bank, as collateral agent for itself and the 9.7% noteholder, pursuant to which the Company granted a security interest in all of its personal property assets to secure its obligations (a) to the bank, including those obligations under the Revolver and (b) under the 9.7% note, as amended. In conjunction with the execution of the Revolver and the Security Agreement, the Company also entered into a Conditional Consent Agreement dated as of December 27, 2002 with the 9.7% noteholder, which permitted granting the security interests under the Security Agreement.

         The Revolver was originally a three-year $32.0 million commitment from the bank that extends through April 30, 2006. The Revolver contains certain periodic monthly commitment limitations ranging from $3 million in January, $12 million from February through April, $32 million for May through October, and $27 million for November and December. On March 31, 2003, the Revolver was amended to modify the commitment limitations above from $12 million from February through April, and $32 million per month for May through October, to $12 million in February and March, and $32 million for April through October, with the remainder of the Revolver remaining unchanged. The Revolver places further limitations on the amount of the available commitment to the lesser of: I) the commitment limitations noted or II) 80% of the Company's eligible accounts receivable, as defined, plus 40% of the Company's eligible inventory, as defined. On September 1, 2003, the Revolver was amended again, modifying the commitment limitations back to the original $12 million from February through April, and $32 million for May through October, with an additional amount of $4 million of commitment added for the period from September 1, 2003 through November 1, 2003 only. In addition, the

         September 2003 amendment amended the cash flow leverage test within the agreement, lessening the restrictive nature of that test. On September 15, 2003, at the request of the bank the Company agreed to an added covenant to the Revolver that required that net income be at least $1 (one dollar), excluding the loss incurred by the discontinued operations of Vesture Corporation ("Vesture"). In exchange, the covenant requiring a minimum EBIDTA (earnings before interest, taxes, depreciation and amortization) for the year ending January 3, 2004 was removed. Again on January 22, 2004, the Revolver was amended. This fourth amendment increased the commitment limitation in January 2004 from $3 million to $9 million. The fourth amendment provided the bank with total dominion over the Company's cash, provided the bank with a first mortgage lien on the Company's headquarters building in Ohio (shared ratably with the 9.7% noteholder), increased the magnitude and timing of reporting information to the bank, and required the Company to hire business consultants, reporting to the board of directors, to assist it in revising its business strategy.

         On March 10, 2004, the Company and the bank entered into the fifth amendment to the Revolver, further amending the Revolver. These changes include, but are not limited to: (1) an increase in the credit availability for the month of March 2004 from $12 million to $13.8 million, (2) modification of the Borrowing Base, as defined, to exclude from eligible inventory the inventory located outside of the United States and to reduce the Borrowing Base by $2.1 million, which is the approximate amount of the Company's obligations to the 9.7% noteholder, and (3) the grant to the bank and the 9.7% noteholder, ratably, an assignment of and lien on life insurance policies owned by the Company and insuring the life of one of its key executives, as additional collateral under the Security Agreement.

         The Revolver contains various other covenants, including financial covenants that require the Company to maintain minimum consolidated tangible net worth, minimum coverage of interest expense beginning at the end of the first quarter in fiscal 2004, and certain cash flow leverage ratios beginning at the end of fiscal 2003. The Revolver requires that the Company be completely out of the Revolver for any 15-consecutive day period during 2003 and any 30-consecutive day period during 2004 and 2005.

         The Company failed to meet a number of covenants under the Revolver as of the end of 2003. The Company did not meet the minimum tangible net worth test; the required $1 (one dollar) of net earnings, exclusive of the losses of the discontinued business; the cash flow leverage test; and the interest coverage test. As a result of the failure to meet the covenant tests under the Revolver, the Company was also outside the compliance parameters of the loan from the 9.7% noteholder. In addition, with the losses incurred for the year, the Company did not meet the minimum tangible net worth test of the loan from the 9.7% noteholder.

         The weighted average interest rate on $2 million of short-term bank note outstanding at January 3, 2004 was 3.9%.

         Long-term debt consists of the following:

                                                                        JANUARY 3,    DECEMBER 28,
                                                                           2004           2002
                                                                       ------------   ------------
9.7% note, due July 2004                                               $      2,142          4,285
Subordinated obligation                                                       2,747          3,966
Other notes                                                                   1,121          1,159
                                                                       ------------   ------------
                                                                              6,010          9,410
Less current installments                                                     3,869          3,650
                                                                       ------------   ------------
          Long-term debt, excluding current installments               $      2,141          5,760
                                                                       ============   ============

         The aggregate minimum principal maturities of the long-term debt for each of the next five years following January 3, 2004 are as follows:

2004       $ 3,869
2005         1,698
2006           283
2007            88
2008            44
2009            28
           -------
           $ 6,010
           =======

         The 9.7% note, issued in July 1994, requires semiannual interest payments and annual principal repayments, which commenced in 1998 and end in 2004.

         Effective January 1, 2002, the 15% duties imposed by the United States on slippers coming from Mexico were eliminated. The duties had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008. The Company was successful in accelerating the elimination of these duties and agreed to pay an aggregate of about $6,200, most of which is payable in quarterly installments through December 2005. Reflected in current installments and long-term debt is $2,747, which represents the present value, discounted at 8%, of the remaining quarterly installments. The quarterly obligations due are subordinated to the obligations under the 9.7% note and obligations under the Revolver, as described below.

         The Company has estimated the fair value of its long-term debt based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The fair value of the 9.7% note was approximately $2,250 and $4,500 at January 3, 2004 and December 28, 2002, respectively.

         The debt due to both the bank and the 9.7% noteholder are classified as current debt.

         The other notes, issued in January 2000, require quarterly interest and principal payments which commenced in 2000 and end in 2007. The interest rate on these notes is set to Euribor plus 1% on a quarterly basis; at year-end 2003, the interest rate on these notes was 5.5%. The carrying value of other notes approximates fair value based on current rates with comparable maturities.

(6)      LEASE COMMITMENTS

         The Company occupies certain manufacturing, warehousing, operating, and sales facilities and uses certain equipment under cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at January 3, 2004 is as follows.

2004       $    3,495
2005            2,307
2006            1,963
2007            1,603
2008              906
2009-2011       2,888
           ----------
           $   13,162
           ==========

         Substantially all of these operating lease agreements are renewable for periods of 3 to 5 years and require the Company to pay insurance, taxes, and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in 2003, 2002, and 2001, for continuing operations amounted to $6,281, 6,403, and $5,512, respectively. Within discontinued operations, rent expense for these types of lease arrangements were $53, $117, and $104, respectively, for these same periods.

(7)      INCOME TAXES

         Income tax expense (benefit) consists of:

                                         2003       2002      2001
                                       --------    ------    ------
Current expense (benefit):
      Federal                          $     --    (4,933)      105
      Foreign                               127       482       397
      State                                 128       116       172
                                       --------    ------    ------
                                            255    (4,335)      674
Deferred expense (benefit)                9,841    (1,714)       42
                                       --------    ------    ------
Total expense (benefit)                  10,096    (6,049)      716
                                       ========    ======    ======
Total expense (benefit) allocated to
      discontinued operations                --    (1,858)     (437)
                                       ========    ======    ======
Total expense (benefit) on continued
      operations                       $ 10,096    (4,191)    1,153
                                       ========    ======    ======

         In addition to the 2002 year deferred income tax expense of $1,714, certain deferred income tax benefits of $1,878 were allocated directly to shareholders' equity.

         The differences between income taxes computed by applying the statutory federal income tax rate (34% in 2003, 2002, and 2001) and income tax expense (benefit) in the consolidated financial statements are:

                                                          2003       2002      2001
                                                        --------    ------    ------
Computed "expected" tax expense (benefit)               $ (3,942)   (6,087)      575
State income taxes, net of federal income tax benefit         83        27        93
Foreign income tax rate differences                           (7)       18       138
Valuation allowance                                       13,344       450        --
Impairment loss on goodwill                                  826        --        --
Other, net                                                  (208)     (457)      (90)
                                                        --------    ------    ------
Total expense (benefit)                                 $ 10,096    (6,049)      716
                                                        ========    ------    ======
Total expense (benefit) allocated to
      discontinued operations                                 --    (1,858)     (437)
                                                        ========    ======    ======
Total expense (benefit) on continued
      operations                                        $ 10,096    (4,191)    1,153
                                                        ========    ======    ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             JANUARY 3,    DECEMBER 28,
                                                                2004           2002
                                                             ----------    -----------
Deferred tax assets:
      Accounts receivable                                    $      857          1,050
      Inventories                                                   772          1,914
      Package design costs                                          201            260
      Certain accounting accruals, including such items as
         self-insurance costs, vacation costs, and others           980          1,762
      Accrued pension costs                                       3,352          2,694
      Pension liability charge                                    1,878          1,878
      State net operating loss carry-forward                        771            619
      U.S. Federal net operating loss carry-forward               4,442             --
      Mexico federal net operating loss carry-forward               614             --
      Other foreign deferred items, net                              51             --
      Property, plant and equipment                                  --             94
                                                             ----------    -----------
                      Total deferred tax assets                  13,918         10,271
      Less valuation allowance                                  (13,794)          (450)
                                                             ----------    -----------
                      Deferred tax assets, net                      124          9,821
Deferred tax liabilities:

      Property, plant and equipment                                 124             --
      Other foreign deferred items, net                              --            362
                       Total deferred tax liabilities               124            362
                                                             ----------    -----------
                      Net deferred tax assets                $       --          9,459
                                                             ==========    ===========

         The net deductible temporary differences incurred to date will reverse in future periods when the Company anticipates generating taxable earnings. As a result of the Company's cumulative losses, the Company determined that it is questionable whether the deferred tax assets recognized on the consolidated balance sheet will have realizable value in future years. The deferred tax assets result from provisions in the U.S. income tax code which require that certain accounting accruals must wait until future years before those accruals are deductible for current income tax purposes. With the Company's recent operating results, there is no historical assurance that future taxable income will be generated to offset these deferred deductible items. Accordingly, the Company has established a valuation allowance against the net deferred tax assets in the amount of $13,794 at the end of 2003. The allowance was $450 at the end of 2002 and was set up against state net operating losses existing at year-end. Should the Company produce profits in future years, such that those deferred tax assets become realized as tax deductions, the Company will recognize that benefit. At the end of 2003, there are approximately $13,400 of net operating loss carry-forwards available for U.S. Federal income tax purposes, and approximately $1,800 in net operating loss carry-forwards available for Mexican income tax purposes for the Company's sales subsidiary in Mexico. Carry-forwards in the United States are generally available for twenty years in the future; in Mexico, carry-forwards are available for ten years into the future. The loss carry-forwards for U.
         S. Federal income tax purposes expire 20 years forward from 2003.

         Deferred taxes are not provided on unremitted earnings of subsidiaries outside the United States because it is expected that the earnings be permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.

(8)      ACCRUED EXPENSES

Accrued expenses consist of the following:   JANUARY 3,  DECEMBER 28,
                                               2004          2002
                                             ----------  ------------
Salaries and wages                           $      668           593
Income taxes                                        482           463
Non-income taxes                                  1,532         1,524
Restructuring costs                                 174         1,738
Current pension liabilities                       1,663           194
All other areas                                     661         1,505
                                             ----------  ------------
                                             $    5,180         6,017
                                             ==========  ============

(9)      EMPLOYEE RETIREMENT PLANS

         The Company and its domestic subsidiaries have a noncontributory retirement plan for the benefit of salaried and nonsalaried employees, the Associates' Retirement Plan ("ARP"). The employees covered under the ARP are eligible to participate upon the completion of one year of service. Salaried participant benefits are based upon a formula applied to a participant's final average salary and years of service, which is reduced by a certain percentage of the participant's social security benefits. Nonsalaried participant benefits are based on a fixed amount for each year of service. The ARP provides reduced benefits for early retirement. The Company intends to fund the minimum amounts required under the Employee Retirement Income Security Act of 1974 (ERISA).

         The funded status of the ARP and the accrued retirement costs (measured on September 30, 2003 and 2002) as recognized at January 3, 2004 and December 28, 2002 were:

                                                                          2003       2002
                                                                        --------    -------
Change in projected benefit obligation:
      Benefit obligation at the beginning of the year                   $ 28,993     26,037
      Service cost                                                           854        781
      Interest cost                                                        1,857      1,841
      Actuarial loss                                                         721      2,060
      Benefits paid                                                       (1,454)    (1,726)
                                                                        --------    -------
             Benefit obligation at year-end                             $ 30,971     28,993
                                                                        ========    =======
Change in plan assets:
      Fair value of plan assets at the beginning of the year            $ 19,073     23,625
      Actual return (loss) on plan assets                                  3,818     (2,536)
      Expenses                                                              (295)      (290)
      Benefits paid                                                       (1,454)    (1,726)
                                                                        --------    -------
             Fair value of plan assets at year-end                      $ 21,142     19,073
                                                                        ========    =======

Funded status                                                           $ (9,829)    (9,920)
Unrecognized actuarial loss                                                6,390      7,173
Unrecognized prior service cost                                              202        226
                                                                        --------    -------
             Net amount recognized in the consolidated balance sheets   $ (3,237)    (2,521)
                                                                        ========    =======
Amounts recognized in the consolidated balance sheets consist of:
      Accrued retirement costs, (including $1,211 in 2003
        classified as current accrued liability for retirement costs)   $ (7,915)    (7,822)
      Intangible asset                                                       202        226
      Accumulated other comprehensive expense                              4,476      5,075
                                                                        --------    -------
             Net amount recognized in the consolidated balance sheets   $ (3,237)    (2,521)
                                                                        ========    =======

         The accumulated benefit obligation for the ARP was $29,058 and $26,895 as of January 3, 2004 and December 28, 2002, respectively.

         The Company also has a Supplemental Retirement Plan ("SRP") for certain officers and other key employees of the Company as designated by the Board of Directors. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits. Benefits are based on a formula applied to the recipients' final average monthly compensation, reduced by a certain percentage of their social security. For certain participants, the SRP provides an alternative benefit formula for years worked past the normal retirement age assumed by the plan.

         The funded status of the SRP and the accrued retirement cost (measured on September 30, 2003 and 2002) recognized at January 3, 2004 and December 28, 2002 are:

                                                                         2003       2002
                                                                        -------    ------
Change in projected benefit obligation:
      Benefit obligation at the beginning of the year                   $ 4,833     4,582
      Service cost                                                           69        63
      Interest cost                                                         407       326
      Actuarial loss                                                      2,434        30
      Benefits paid                                                        (211)     (168)
                                                                        -------    ------
             Benefit obligation at year-end                             $ 7,532     4,833
                                                                        =======    ======
Change in plan assets:
      Fair value of plan assets at the beginning of the year            $    --        --
      Employer contributions                                                211       168
      Benefits paid                                                        (211)     (168)
                                                                        -------    ------
             Fair value of plan assets at year-end                      $    --        --
                                                                        =======    ======
Funded status                                                           $(7,532)   (4,822)
Contribution during the fourth quarter                                       55        48
Unrecognized actuarial loss (gain)                                        1,171      (404)
Unrecognized prior service cost                                           1,014       418
                                                                        -------    ------
             Net amount recognized in the consolidated balance sheets   $(5,292)   (4,760)
                                                                        =======    ======
Amounts recognized in the consolidated balance sheets consist of:
      Accrued retirement cost, including current liability of
         $220 and $194, respectively                                    $(7,366)   (4,818)
      Intangible asset                                                      945        58
      Accumulated other comprehensive expense                             1,129        --
                                                                        -------    ------
             Net amount recognized in the consolidated balance sheets   $(5,292)   (4,760)
                                                                        =======    ======

         The accumulated benefit obligation for the SRP was $29,058 and $26,895 as of January 3, 2004 and December 28, 2002, respectively.

         Weighted average assumptions to determine net costs for both the ARP and the SRP for the years ended January 3, 2004 and December 28, 2002 were:

                                   2003       2002
                                 -------    -------
Discount rate                       6.60%      7.25%
Rate of compensation increase       4.50%      5.00%
Expected return on plan assets      9.00%      9.25%
                                 =======    =======

         The components of net periodic benefit cost for the retirement plans were:

                                   2003      2002      2001
                                 -------    ------    ------
Service cost                     $   923       844       816
Interest cost                      2,263     2,166     2,230
Expected return on plan assets    (2,018)   (2,223)   (2,173)
Net amortization                     298       108        73
                                 -------    ------    ------
                                 $ 1,466       895       946
                                 =======    ======    ======

         Weighted average assumptions to determine benefit obligations and net cost as of and for the years ended January 3, 2004 and December 28, 2002 were:

                                  2003       2002
                                 -------    -------
Discount rate                       6.25%      6.60%
Rate of compensation increase       4.00%      4.50%
Expected return on plan assets      9.00%      9.00%
                                 =======    =======

         The qualified ARP is funded on a periodic basis as required under ERISA/IRS guidelines. Those qualified plan assets are invested as of the measurement date for each fiscal year:

                                    2003   2002
                                    ----   ----
Cash                                   2%     2%
Domestic equities                     63%    57%
Domestic fixed income securities      35%    41%
                                    ----   ----
Total pension plan assets invested   100%   100%
                                    ====   ====

         The return on asset assumption used in the pension computations for the qualified ARP plan is based on the Company's best judgment of future anticipated performance of those invested assets based on our past long-term experience and judgment on how future long-term performance will occur.

         The Company's nonqualified SRP is unfunded and payments, as required, are made when due from the Company's general funds.

         The Company uses a measurement date of September 30 in making the required pension computations on an annual basis. In 2004, the Company has potential pension related payments of $1,663 for unfunded, nonqualified supplemental retirement plans as well as for payments anticipated for the 2003 year and 2004 quarterly estimated contributions into the funded, qualified associate retirement plan) as disclosed in Note 8. The Company has applied for a deferral of the lump 2003 payment due in September 2004, approximating $747, and is awaiting approval of this application by the Internal Revenue Service. Once approved, this payment anticipated in the contribution projection above for 2004 will be deferred to 2005. In addition, the Company has some discretion on timing associated with the 2004 quarterly payments and these may be timed for later payment potentially in 2005 as well.

         The Company has a 401(k) plan to which salaried and nonsalaried employees may contribute a percentage, as defined, of their compensation per pay period and the Company contributes 50% of the first 3% of each participant's compensation contributed to the 401(k) plan. Effective April 1, 2003, the Company changed its matching contribution from an automatic fixed percentage to a match that is contingent upon to meeting Company profit objectives on an annual basis. The Company's contribution in cash to the 401(k) plan for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 were $87, $244, and $241, respectively.

(10)     SHAREHOLDERS' EQUITY.

         The Company has various stock option plans, under which have been granted incentive stock options ("ISOs") and nonqualified stock options ("NQs") exercisable for periods of up to 10 years from date of grant at prices not less than fair market value at date of grant. Information with respect to options under these plans follows:

                                          NUMBER OF     NUMBER OF    WEIGHTED-
                                           SHARES        SHARES       AVERAGE
                                         SUBJECT TO    SUBJECT TO    EXERCISE
                                            ISOS           NQS         PRICE
                                         ----------    ----------    ----------
Outstanding at December 30, 2000            519,600       333,700    $     7.90

Granted                                     428,600       258,800          4.26
Exercised                                    (3,200)           --          2.21
Expired/Cancelled                          (125,300)       (6,300)         8.88
                                         ----------    ----------    ----------
Outstanding at December 29, 2001            819,700       586,200    $     6.04

Granted                                     265,300        30,700          5.74
Exercised                                  (188,700)      (21,300)         2.70
Expired/Cancelled                           (30,200)     (150,000)         6.39
                                         ----------    ----------    ----------
Outstanding at December 28, 2002            866,100       445,600    $     6.46

Granted                                     202,500        59,200          3.43
Exercised                                    (7,700)      (20,000)         3.19
Expired/Cancelled                          (156,600)      (39,900)         6.64
                                         ----------    ----------    ----------
Outstanding at January 3, 2004              904,300       444,900    $     5.91
                                         ==========    ==========    ==========
Options exercisable at January 3, 2004      252,700       296,800
                                         ==========    ==========

                           OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                  ---------------------------------------   -------------------------
                                    WEIGHTED-
                      NUMBER         AVERAGE    WEIGHTED-       NUMBER      WEIGHTED
    RANGE OF      OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
    EXERCISE        JANUARY 3,     CONTRACTUAL   EXERCISE     JANUARY 3,    EXERCISE
     PRICES           2004        LIFE (YEARS)    PRICE         2004         PRICE
----------------  --------------  ------------  ---------   --------------  ---------
$ 5.00 and under      723,300         7.8        $  3.79       141,500       $  3.36
  5.01-10.00          489,500         5.0           6.90       271,600          7.79
  10.01-15.00         136,400         3.7          13.58       136,400         13.58
                    ---------                                  -------

                    1,349,200                                  549,500
                    =========                                  =======

         At January 3, 2004, the remaining number of common shares available for grant of ISOs and NQs was 260,000.

         At January 3, 2004, December 28, 2002, and December 29, 2001, the options outstanding under these plans were held by 80, 85, and 89 employees respectively, and had expiration dates ranging from 2004 to 2013.

         Stock appreciation rights may be issued subject to certain limitations. No such rights have been issued or are outstanding at January 3, 2004, December 28, 2002, and December 29, 2001.

         The Company has an employee stock purchase plan in which approximately 600 employees are eligible to participate. Under the terms of the plan, employees receive options to acquire common shares at 85% of the lower of the fair market value on their enrollment date or at the end of each two-year plan term.

                                                     SHARES
                                                   SUBSCRIBED
                                                   ----------
Balance at December 29, 2001                          196,100

Purchases                                             195,700
Expired                                                  (400)
                                                   ----------

Balance at December 28, 2002 and January 3, 2004            0
                                                   ==========

(11)     EARNINGS PER SHARE

         Earnings (loss) per share for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 were as follows:

                                                              JANUARY 3, 2004
                                                   --------------------------------------
                                                    NET LOSS       SHARES       PER-SHARE
                                                   (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                   -----------  -------------   ---------
Basic and Diluted Loss per Share:
      Net loss allocable to common shareholders      $(21,706)      9,823,000      $(2.21)
                                                     ========       =========      ======

         No options to purchase common shares were included in the computation of diluted loss per share because of the Company's net loss for 2003.

                                                                DECEMBER 28, 2002
                                                   ----------------------------------------
                                                    NET LOSS        SHARES        PER-SHARE
                                                   (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                   -----------   -------------    ---------
Basic and Diluted Loss per Share:
      Net loss allocable to common shareholders      $(11,880)      9,641,000       $(1.23)
                                                     ========       =========       ======

         No options to purchase common shares were included in the computation of diluted loss per share because of the Company's net loss for 2002.

                                                                  DECEMBER 29, 2001
                                                        ----------------------------------------
                                                        NET EARNINGS      SHARES       PER-SHARE
                                                        (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                        ------------   -------------   ---------
 Basic EPS:
       Net earnings allocable to common shareholders        $932         9,379,000        $.10

 Effect of dilutive securities -
       Stock options                                          --           198,000          --
                                                            ----         ---------        ----
 Diluted EPS:
       Net earnings allocable to common shareholders
        including assumed conversions                       $932         9,577,000        $.10
                                                            ====         =========        ====

         Options to purchase 1,215,000 common shares at prices up to $16.78 were outstanding in 2001 but were not included in the computation of diluted earnings per share because based on the Company share price at December 29, 2001, the effect would be anti-dilutive.

(12)     PREFERRED SHARE PURCHASE RIGHTS

         In February 1998, the Company's Board of Directors declared a distribution of one Preferred Share Purchase Right ("Right") for each outstanding common share of the Company to shareholders of record on March 16, 1998. The new Rights replaced similar rights issued in 1988 which expired on March 16, 1998. Under certain conditions, each new Right may be exercised to purchase one one-hundredth of a share of Series I Junior Participating Class A Preferred Shares, par value $1 per share, at an initial exercise price of $40. The Rights initially will be attached to the common shares. The Rights will separate from the common shares and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group has acquired, or obtained the right to acquire, 20% or more of the Company's outstanding common shares ("Share Acquisition Date") or 10 business days (or such later date as the Board shall determine) after the commencement of a tender or exchange offer that would result in a person or group beneficially owning 20% or more of the Company's outstanding common shares. The Rights are not exercisable until the Distribution Date.

         In the event that any person becomes the beneficial owner of more than 20% of the outstanding common shares, each holder of a Right will be entitled to purchase, upon exercise of the Right, common shares having a market value two times the exercise price of the Right. In the event that, at any time following the Share Acquisition Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company's assets or earning power is sold or transferred, the holder of a Right will be entitled to buy the number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

         The Rights, which do not have any voting rights, expire on March 16, 2008, and may be redeemed by the Company at a price of $0.01 per Right at any time until 10 business days following the Share Acquisition Date.

         Each Class A Preferred Share is entitled to one-tenth of one vote, while Class B Preferred Shares, should they become authorized for issuance by action of the Board of Directors, are entitled to ten votes. The preferred shares are entitled to a preference in liquidation. None of the preferred shares have been issued.

(13)     RELATED-PARTY OBLIGATION

         The Company and a key executive have entered into an agreement pursuant to which the Company is obligated for up to two years after the death of the executive to purchase, if the estate elects to sell, up to $4 million of the Company's common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company has purchased a $5 million life insurance policy on the executive with a cash surrender value of $1.9 million and $1.7 million, respectively, at January 3, 2004 and December 28, 2002, which is included in other assets in the accompanying consolidated balance sheets. Effective March 4, 2004, the Company has borrowed against this cash surrender value of this policy.

         In addition, for a period of 24 months following the executive's death, the Company will have a right of first refusal to purchase any common shares of the Company owned by the executive at the time of his death if his estate elects to sell such common shares. The Company would have the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares.

(14)     SEGMENT REPORTING

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public enterprises report information about operating segments, their products and the geographic areas where they operate.

         The Company manufactures and markets comfort footwear for at-and-around-the-home. The Company considers its "Barry Comfort" at-and-around-the-home comfort footwear group in North America and Europe as its two operating segments.

         The accounting policies of the operating segments are substantially similar to those described in Note 1, except that the segment financial information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated among operating segments. Some of the more significant items include costs of certain administrative functions, current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and in some years, certain operating provisions.

         Net sales, and net property, plant and equipment, have been allocated to geographic areas based upon the location of the Company's operating unit.

                                            2003                  2002                2001
                                          --------               -------             -------
NET SALES
United States/North America               $113,881               109,196             118,946
France                                       9,074                 9,786              10,345
United Kingdom                                 182                    42                  70
                                          --------               -------             -------
                                          $123,137               119,024             129,361
                                          ========               =======             =======

                                              2003                  2002
                                             -----                 -----
NET PROPERTY, PLANT AND EQUIPMENT
United States                                3,637                 5,240
Mexico                                       5,114                 5,052
Other                                          618                   618
                                             -----                 -----
                                             9,369                10,910
                                             =====                ======

                                         JANUARY 3,       DECEMBER 28,     DECEMBER 29,
                                            2004             2002              2001
                                            ----             ----              ----
NET SALES BY PRODUCT LINE
At-and around-the-home comfort footwear   $123,137         119,024           129,361
                                          ========         =======           =======

         In 2003, one customer accounted approximately for 25%, a second customer for 11%, and a third customer accounted for 10% of the Company's net sales. In 2002, one customer accounted for approximately 26% and a second customer accounted for approximately 11% of the Company's net sales. In 2001, one customer accounted for approximately 22% and a second customer accounted for approximately 10% of the Company's net sales.

                                         BARRY COMFORT
                                     ----------------------
                                       NORTH
       JANUARY 3, 2004                AMERICA        EUROPE       TOTAL
       ---------------                -------        ------       -----
Net sales                            $ 113,881        9,256      123,137

Depreciation and amortization            1,547          215        1,762
Interest income
Interest expense                         1,343           75        1,418
Restructuring and asset impairment
    charges                                200                       200
Goodwill impairment charge                            2,363        2,363
Gross profit                            41,627        1,083       42,710
Pre-tax loss                            (5,874)      (3,409)      (9,283)
Additions to property, plant and
    equipment                            1,555          107        1,662

Total assets                         $  59,591        1,690       61,280

                                           BARRY COMFORT
                                       ----------------------
                                         NORTH
      DECEMBER 28, 2002                 AMERICA        EUROPE       TOTAL
      -----------------                 -------        ------       -----
Net sales                              $ 109,196        9,828      119,024

Depreciation and amortization              1,570          209        1,779
Interest income                               40                        40
Interest expense                           1,318           68        1,386
Restructuring charges, net                 2,301          536        2,837
Gross profit                              40,159        1,268       41,427
Pre-tax loss                             (10,003)      (2,313)     (12,316)
Additions to property, plant and
    equipment                              2,226          147        2,373
Total assets-continuing operations
                                       $  79,991        6,115       86,106
                                       =========       ======      =======

Total assets-discontinued operations                                 1,532
                                                                   -------

Total assets                                                        87,638
                                                                   =======

                                           BARRY COMFORT
                                       ----------------------
                                         NORTH
      DECEMBER 29, 2002                 AMERICA        EUROPE       TOTAL
      -----------------                 -------        ------       -----
Net sales                              $ 118,946       10,415      129,361

Depreciation and amortization              1,453          221        1,674
Interest income                              242           --          242
Interest expense                           1,277           68        1,345
Restructuring charges                       (118)          --         (118)
Gross profit                              47,078        2,101       49,179
Pre-tax earnings (loss)                   (4,260)      (1,239)       3,021
Additions to property, plant and
    equipment                                990          196        1,186
Total assets-continuing operations
                                       $   7,304        7,142       84,446
                                       =========       ======
Total assets-discontinued operations                                 4,166
                                                                   -------
Total assets                                                        88,612
                                                                   =======

(15)     RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

         During 2003, the Company closed the Goldsboro warehouse facility and upon closure, evaluated the carrying value of this facility and recognized a $200 impairment loss, which was realized upon sale of the facility in the second quarter, 2003. The Company recorded goodwill impairment loss on its 80% owned Fargeot subsidiary (see Note (1)(f)).

                                 ACCRUALS                                                                  ACCRUALS
                               DECEMBER 28,     CHARGES IN                      NON-CASH     PAID IN       JANUARY 3,
                                   2002            2003         ADJUSTMENTS    WRITE-OFFS      2003          2004
                                   ----            ----         -----------    ----------      ----          ----
Employee separations             $ 1,530              --             --              --       1,356           174
Noncancelable leases                 208              --             --              --         208            --
                                 -------           -----            ---           -----       -----           ---

        Total restructuring        1,738              --             --              --       1,564           174

Goodwill impairment                   --           2,363             --           2,363          --            --
Asset impairments                     --             200             --             200          --            --
                                 -------           -----            ---           -----       -----           ---

        Total                    $ 1,738           2,563             --           2,563       1,564           174
                                 =======           =====            ===           =====       =====           ===

         The full impact of the $2,563 impairment loss on 2003 from the actions noted above decreased earnings by approximately $.26 per share.

         During 2002, the Company engaged in several actions related to reorganization efforts to improve profitability. One action in the first quarter resulted in the coordinated transfer of cutting operations from the U.S. to Mexico and a reduction in sewing operations in Nuevo Laredo, Mexico. This action resulted in the reduction of 354 positions at a cost of $727. Other actions in the third and fourth quarters were taken to restructure staff support of sales and operations, which impacted 9 employees at a cost of $938. In the fourth quarter, the Company announced the decision to close the Goldsboro distribution center in early 2003, impacting 53 positions at a cost of $601. In the same year, the Company announced the decision to close the Wales distribution center in early 2003, impacting 22 positions at a cost of $178. The closure of the Wales facility also resulted in recognition of $208 in future lease obligation losses as well as $150 in asset impairment losses. The closure of the Wales distribution center ended direct selling activities in Europe. At year-end 2002, the Company also recognized an asset impairment loss for $523 on net fixed assets, trademarks, and patents associated with its discontinued operations.

                                 ACCRUALS                                                                  ACCRUALS
                               DECEMBER 29,      CHARGES                        NON-CASH     PAID IN      DECEMBER 3,
                                   2002          IN 2002         ADJUSTMENTS   WRITE-OFFS      2002          2002
                                   ----          -------         -----------   ----------      ----          ----
Employee separations             $   346           2,444             34              --       1,294         1,530
Noncancelable leases                  --             208             --              --          --           208
                                 -------           -----            ---             ---       -----         -----

        Total restructuring          346           2,652             34              --       1,294         1,738

Asset impairment                      --             673             --             673          --            --
                                 -------           -----            ---             ---       -----         -----

        Total                    $   346           3,325             34             673       1,294         1,738
                                 =======           =====            ===             ===       =====         =====

         After an income tax benefit of $131, 2002 actions decreased earnings by $2,228, or approximately 23 cents per share.

         In 2001, the Company reported favorable adjustments of approximately $420 related to settlement of lease cancellations of facilities and cutting equipment accrued during year 2000. In October 2001, the Company announced a decision to close its molding operations in Texas and relocate those activities to Nuevo Laredo, Mexico. The plan primarily included a reduction of 70 employees and related severance costs of $172.

                                  ACCRUALS                                                                 ACCRUALS
                                DECEMBER 30,       CHARGES                        NON-CASH    PAID IN     DECEMBER 29,
                                   2000            IN 2001       ADJUSTMENTS     WRITE-OFFS    2001          2001
                                   ----            -------       -----------     ----------    ----          ----
Employee separations             $   527             172              2              --         355           346
Noncancelable leases                 499              40           (422)             --         117            --
                                 -------             ---            ---             ---         ---           ---

        Total restructuring        1,026             212           (420)             --         472           346

Asset impairments                     --              90             --              90          --            --
                                 -------             ---            ---             ---         ---           ---

        Total                    $ 1,026             302           (420)             90         472           346
                                  ======             ===           ====             ===         ===           ===

         After an income tax expense of $42, 2001 actions increased earnings by $76 or $.01 per share.

(16)     PRODUCT WARRANTIES FOR DISCONTINUED OPERATIONS

         Accruals and expenditures associated with the Company's warranties provided on key components in selected commercial market thermal products are recapped as follows:

                                                      NET CHARGES
                                       ACCRUALS            AND                        ACCRUALS
                                     DECEMBER 28,      ADJUSTMENTS    EXPENDITURES    JANUARY 3,
                                         2002           IN 2003          IN 2003         2004
                                         ----           -------          -------         ----
Warranty Accrual                       $   328            (257)            71              0
                                       =======            ====            ===            ===

                                       ACCRUALS                                          ACCRUALS
                                     DECEMBER 29,    NET CHARGES IN   EXPENDITURES     DECEMBER 28,
                                         2001             2002          IN  2002           2002
                                         ----             ----          --------           ----
Warranty Accrual                       $   200             619            491               328
                                       =======            ====            ===               ===

         In 2003, the thermal products subsidiary assets were sold and all liabilities assumed by the buyer in the purchase of those net assets, including existing product warranty obligations.

(17)     SALE OF VESTURE NET ASSETS

         In 2003, the Company sold certain assets of its Vesture thermal product subsidiary. Vesture assets sold in the transaction included furnishings, trade fixtures, equipment, raw material and finished products inventories, books and records (including supplier and customer lists), Vesture's rights under certain contracts and agreements, patents and trademarks used by Vesture, and trade accounts receivable of Vesture arising after March 29, 2003. The Company retained Vesture's account receivables as of March 29, 2003. As consideration, the purchaser assumed specific liabilities and obligations of Vesture and paid the Company a nominal sum of cash, and provided the Company with a promissory note in the amount of $344, due in December 2004. The Company has provided a full reserve for the balance due on the note. As additional consideration for the assets sold, the purchaser committed to remit a specified sum in December, 2004 and make annual payments, through 2007, based upon a percentage of purchaser's annual sales of certain products in excess of specific sales thresholds.

         Selected financial data relating to the discontinued operations through the date of closing on June 18, 2003, follow:

                                                      YEAR-2003  YEAR-2002  YEAR-2001
                                                      ---------  ---------  ---------
Net sales                                              $ 1,759    $ 3,546    $ 5,188
                                                       =======    =======    =======
Gross profit (loss)                                         57     (1,654)     1,470
Selling, general and administrative
  expense                                                2,040      3,268      2,825
Restructuring charges                                       --        523         --
Interest expense (income)                                  104        143        (24)
Loss on sale of certain assets
  relating to discontinued operations                     (223)        --         --
                                                       -------    -------    -------
Loss from discontinued operations
  before income tax                                     (2,310)    (5,588)    (1,331)

Income tax benefit                                          --      1,858        437
                                                       -------    -------    -------
Loss from discontinued operations,
  net of income tax                                    ($2,310)   ($3,730)   ($  894)
                                                       =======    =======    =======

(18)     CONTINGENT LIABILITIES

         The Company has been named as defendant in various lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

         In October 2001, Vesture received a claim charging that its pizza delivery system infringed on two United States Patents. In December 2003, the Company settled the pending patent litigation involving its pizza delivery systems. The settlement resolves all areas of dispute between the parties and concludes the pending litigation. As part of this settlement, the Company is obligated to make certain nominal payments, all of which have been accrued at the end of 2003.

(19)     SUBSEQUENT EVENTS

         The Company is addressing its cumulative losses by taking actions to reduce its operating costs and simplify its business model. Implementation of the 2004 business plan entails further restructuring efforts and cost reductions, including curtailment of manufacturing operations in Mexico and personnel reductions in selling, general and administrative departments.

         In early 2004, the Company closed remaining sewing operations in Nuevo Laredo, reduced sewing operations in two other sewing plant locations in Mexico, and reduced support staff in the corporate offices. These actions resulted in termination of associates with severance costs approximating $1.2 million incurred in the first quarter of 2004.

         In early 2004, the Company took action to effectively freeze pension benefits under its ARP and SRP plans effective as of April 1, 2004, and requested permission from the Internal Revenue Service to defer 2004 estimated payments. As a result of the pension plan benefit freeze, the Company will report a curtailment loss approximating $1.1 million in the first quarter of 2004.

         On March 29, 2004, the Company entered into a new financing agreement (the "CIT Facility") with CIT. On March 30, 2004, the Company borrowed under the CIT Facility approximately $10.3 million to repay all outstanding indebtedness under the Revolver and related charges, and the Revolver was terminated. In addition, on that date, the Company borrowed approximately $2.3 million under the CIT Facility to repay all outstanding indebtedness to the 9.7% noteholder and that agreement was terminated.

         The CIT Facility provides the Company with advances in a maximum amount equal to the lesser of (i) $35 million or (ii) a Borrowing Base (as defined in the CIT Facility). The CIT Facility is a discretionary facility which means that CIT is not contractually obligated to advance the Company funds. The Borrowing Base, which is determined by CIT in its sole discretion, is determined on the basis of a number of factors, including the amount of the Company's eligible accounts receivable and the amount of the Company's qualifying inventory, subject to the right of CIT to establish reserves against availability as it deems necessary. The CIT Facility also includes a $3 million subfacility for the issuance of letters of credit that is counted against the maximum borrowing amount discussed above.

         The Company's obligations under the CIT Facility are secured by a first priority lien and mortgage on substantially all of the Company's assets, including accounts receivable, inventory, intangibles, equipment, intellectual property and real estate. In addition, the Company granted to CIT a pledge of the stock in the Company's U.S. decision. wholly-owned subsidiaries. The subsidiaries have guaranteed the Company's indebtedness under the CIT Facility.

         The Company is reassessing long-lived assets involved in its manufacturing operations, and expects to incur and recognize an impairment loss of approximately $6 million related to the assets involved in those functions.

         On April 1, 2004, the Company's Board of Directors approved a plan to close all Mexican manufacturing operations in 2004. The net book value of the long-lived assets impacted by this decision approximate $7.2 million. These assets include property, plant and equipment and intangible assets including the 2002 Duty Acceleration action. As a result, there will be an impairment loss of approximately $6.0 million as well as accelerated depreciation expense over the shortened useful lives of those assets involved in those operations in accordance with SFAS No. 144.

             The quarterly financial data required to be disclosed in this
         Item 8 in accordance with Item 302 of SEC Regulation S-K is provided in the following table:

QUARTERLY FINANCIAL DATA

2003 FISCAL QUARTER                      FIRST           SECOND             THIRD       FOURTH        TOTAL
-------------------                    ---------       ---------           -------    ----------    ----------
Net sales                               $20,378         $19,016            $40,001     $ 43,742      $123,137
Gross profit                              7,085           6,453             16,234       12,938        42,710
Net earnings (loss)-continuing           (2,954)         (2,395)             1,456      (15,503)      (19,396)
Net earnings (loss)-discontinued           (918)           (390)                 3       (1,005)       (2,310)
Net earnings (loss)                      (3,872)         (2,785)             1,459      (16,508)      (21,706)
Basic earnings (loss) per share        ($  0.39)       ($  0.29)           $  0.15    ($   1.68)    ($   2.21)
Diluted earnings (loss) per share      ($  0.39)       ($  0.29)           $  0.15    ($   1.68)    ($   2.21)

2002 FISCAL QUARTER                      FIRST           SECOND             THIRD        FOURTH        TOTAL
-------------------                    ---------       ---------           -------     ----------   -----------
Net sales                               $19,352         $15,895            $38,619      $45,158      $119,024
Gross Profit                              6,044           4,736             15,522       15,125        41,427
Net earnings (loss)-continuing           (3,076)         (4,057)               983       (2,000)       (8,150)
Net earnings (loss)-discontinued           (255)           (687)              (781)      (2,007)       (3,730)
Net earnings (loss)                      (3,331)         (4,744)               202       (4,007)      (11,880)
Basic earnings (loss) per share        ($  0.35)       ($  0.50)           $  0.03     ($  0.41)    ($   1.23)
Diluted earnings (loss) per share      ($  0.35)       ($  0.50)           $  0.03     ($  0.41)    ($   1.23)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

         With the participation of the Interim President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Secretary and Treasurer (the principal financial officer) of R. G. Barry Corporation, R. G. Barry's management has evaluated the effectiveness of R. G. Barry's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, R. G. Barry's Interim President and Chief Executive Officer and R.
G. Barry's Senior Vice President-Finance, Secretary and Treasurer have concluded that:

         (1) information required to be disclosed by R. G. Barry in this Annual Report on Form 10-K would be accumulated and communicated to R. G. Barry's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

         (2) information required to be disclosed by R. G. Barry in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

         (3) R. G. Barry's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to R.
                  G. Barry and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of R. G. Barry, including this Annual Report on Form 10-K, are being prepared.

(b)      Changes in Internal Control Over Financial Reporting.

         There were no changes in R. G. Barry's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry's fiscal quarter ended January 3, 2004, that have materially affected, or are reasonably likely to materially affect, R. G. Barry's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required under Item 401 of SEC Regulation S-K to be disclosed in this Item 10 is, except as noted in the following sentence, incorporated herein by reference to R. G. Barry Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 2004 (the "2004 Proxy Statement"), under the captions "ELECTION OF DIRECTORS," and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Employment Contracts and Termination of Employment and Change in Control Arrangements." In addition, information concerning R. G. Barry's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT."

         No disclosure is required under Item 405 of SEC Regulation S-K.

         The Board of Directors of R. G. Barry has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, as well as Corporate Governance Guidelines, in each case as contemplated by the applicable sections of the New York Stock Exchange Listed Company Manual.

         In accordance with the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual, the Board of Directors of R. G. Barry has also adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of R. G. Barry and its subsidiaries, including R. G. Barry's Interim President and Chief Executive Officer (the principal executive officer) and Senior Vice President-Finance, Secretary and Treasurer (the principal financial officer and principal accounting officer). As required by the applicable rules of the SEC and the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual, R. G. Barry intends to disclose the following on the "Investors - Board of Directors" page of its website located at www.rgbarry.com within the required time period following their occurrence: (A) the nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to R. G. Barry's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the "code of ethics" definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to R. G. Barry's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

         The text of each of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Nominating and Governance Committee, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, is posted on the "Investors - Board of Directors" page of R. G. Barry's website located at www.rgbarry.com. Interested persons may also obtain copies of the Charter of the Audit Committee, the Charter of the Compensation Committee, the Charter of the Nominating and Governance Committee, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, without charge, by writing to the Senior Vice President-Finance, Secretary and Treasurer of R. G. Barry at its principal executive offices located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, Attention: Daniel D. Viren. In addition, a copy of R. G. Barry's Code of Business Conduct and Ethics is filed with this Annual Report on Form 10-K as Exhibit 14.1.

ITEM 11. EXECUTIVE COMPENSATION.

         The information called for in this Item 11 is incorporated herein by reference to R. G. Barry Corporation's 2004 Proxy Statement, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS." Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to R. G. Barry Corporation's 2004 Proxy Statement, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

         The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to R. G. Barry's 2004 Proxy Statement, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for in this Item 13 is incorporated herein by reference to R. G. Barry Corporation's 2004 Proxy Statement, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE.

         The information called for in this Item 14 is incorporated herein by reference to R. G. Barry Corporation's 2004 Proxy Statement, under the captions "AUDIT COMMITTEE MATTERS - Pre-Approval Policies and Procedures" and "AUDIT COMMITTEE MATTERS - Fees of Independent Auditors."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements.

         The following consolidated financial statements of R. G. Barry Corporation and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K at the page(s) indicated:

Independent Auditors' Report.........................................       35

Consolidated Balance Sheets at January 3,
   2004 and December 28, 2002........................................       36

Consolidated Statements of Operations for the
   fiscal years ended January 3, 2004, December 28, 2002
   and December 29, 2001.............................................       37

Consolidated Statements of Shareholders' Equity and
   Comprehensive Income for the fiscal years ended
   January 3, 2004, December 28, 2002 and December 29, 2001..........       38

Consolidated Statements of Cash Flows for the
   fiscal years ended January 3, 2004, December 28, 2002
   and December 29, 2001.............................................       39

Notes to Consolidated Financial Statements...........................    40-66

(a)(2) Financial Statement Schedules.

         The following additional financial data should be read in conjunction with the consolidated financial statements of R. G. Barry Corporation and its subsidiaries included in Item 8 of this Annual Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT ON

                          FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Shareholders
R. G. Barry Corporation:

Under date of April 1, 2004 we reported on the consolidated balance sheets of R.
G. Barry Corporation and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended January 3, 2004, as contained in the fiscal 2003 annual report to shareholders. These consolidated financial statements and our report thereon is incorporated by reference in the annual report on Form 10-K for the fiscal year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 5 and 19 to the consolidated financial statements, the Company has failed to meet a number of covenants under its Revolving Credit Agreement, has suffered recurring losses from operations, and has entered into a new financing agreement that does not contractually obligate the lender to advance funds to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Columbus, Ohio
April 1, 2004

                                                                      SCHEDULE 2

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                                January 3, 2004

                 COLUMN A                         COLUMN B        COLUMN C      COLUMN D        COLUMN E
-------------------------------------------    --------------    ----------    -----------     ----------
                                                                 ADDITIONS
                                                 BALANCE AT      CHARGED TO    ADJUSTMENTS     BALANCE AT
                                                 BEGINNING       COSTS AND         AND           END OF
                DESCRIPTION                      OF PERIOD        EXPENSES     DEDUCTIONS        PERIOD
-------------------------------------------    --------------    ----------    -----------     ----------
Reserves deducted from accounts receivable:
     Allowance for doubtful receivables        $      434,000       226,000        434,000(1)     226,000
     Allowance for returns                         10,182,000     7,763,000     10,182,000(2)   7,763,000
     Allowance for promotions                       9,648,000    10,505,000      9,648,000(3)  10,505,000
                                               --------------    ----------    -----------     ----------
                                               $   20,264,000    18,494,000     20,264,000     18,494,000
                                               ==============    ==========    ===========     ==========

Notes:

     1. Write-off uncollectible accounts.

     2. Represents 2003 sales returns reserved for in fiscal 2002.

     3. Represents 2003 promotions expenditures committed to and reserved for in fiscal 2002.

                                                                      SCHEDULE 2

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                               December 28, 2002

                 COLUMN A                         COLUMN B        COLUMN C       COLUMN D        COLUMN E
-------------------------------------------    --------------    ----------    -----------     ----------
                                                                  ADDITIONS
                                                 BALANCE AT      CHARGED TO     ADJUSTMENTS     BALANCE AT
                                                  BEGINNING       COSTS AND         AND           END OF
                DESCRIPTION                       OF PERIOD       EXPENSES      DEDUCTIONS        PERIOD
-------------------------------------------    --------------    ----------    -----------     ----------
Reserves deducted from accounts receivable:
      Allowance for doubtful receivables       $      302,000       132,000             --(1)     434,000
      Allowance for returns                         8,743,000    10,182,000      8,743,000(2)  10,182,000
      Allowance for promotions                      8,574,000     9,648,000      8,574,000(3)   9,648,000
                                               --------------    ----------    -----------     ----------
                                               $   17,619,000    19,962,000     17,317,000     20,264,000
                                               ==============    ==========    ===========     ==========

Notes:

     1. Write-off uncollectible accounts.

     2. Represents 2002 sales returns reserved for in fiscal 2001.

     3. Represents 2002 promotions expenditures committed to and reserved for in fiscal 2001.

                                                                      SCHEDULE 2

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                               December 29, 2001

                 COLUMN A                         COLUMN B        COLUMN C       COLUMN D        COLUMN E
-------------------------------------------    --------------    ----------    -----------     ----------
                                                                  ADDITIONS
                                                 BALANCE AT      CHARGED TO    ADJUSTMENTS      BALANCE AT
                                                 BEGINNING        COSTS AND        AND            END OF
                DESCRIPTION                      OF PERIOD        EXPENSES      DEDUCTIONS        PERIOD
-------------------------------------------    --------------    ----------    -----------     ----------
Reserves deducted from accounts receivable:
      Allowance for doubtful accounts          $      384,000        54,000        136,000(1)     302,000
      Allowance for returns                         5,077,000     8,743,000      5,077,000(2)   8,743,000
      Allowance for promotions                      8,680,000     8,574,000      8,680,000(3)   8,574,000
                                               --------------    ----------    -----------     ----------
                                               $   14,141,000    17,371,000     13,893,000     17,619,000
                                               ==============    ==========    ===========     ==========

Notes:

     1. Write-off uncollectible accounts.

     2. Represents 2001 sales returns reserved for in fiscal 2000.

     3. Represents 2001 promotions expenditures committed to and reserved for in fiscal 2000.

(a)(3) Exhibits.

         Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For list of these exhibits, see "Index to Exhibits" beginning at page E-1.

(b) Reports on Form 8-K.

         On December 16, 2003, R. G. Barry Corporation furnished information, under Item 9 of a Form 8-K, regarding the news release issued on December 15, 2003, reporting that its result for the fourth quarter of 2003 may be lower than anticipated.

         On November 26, 2003, R. G. Barry Corporation furnished information, under Item 9 of a Form 8-K, regarding the news release issued on November 25, 2003, reporting the resignation, effective December 1, 2003, of Tom Coughlin, Executive Vice President - Sales and Marketing of R. G. Barry.

         On October 31, 2003, R. G. Barry Corporation furnished information regarding the news release issued on October 30, 2003, reporting operating results for its third quarter ended September 27, 2003, under
         Item 12 in a Form 8-K.

(c) Exhibits.

         Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated herein by reference. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1.

(d) Financial Statement Schedules.

         The required financial statement schedules are included in Item 15(a)(2) of this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                R. G. BARRY CORPORATION

Dated: April 2, 2004            By: /s/ Daniel D. Viren
                                    --------------------------------------------
                                    Daniel D. Viren,
                                    Senior Vice President-Finance, Secretary and
                                    Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             Name                                      Capacity                      Date
             ----                                      --------                      ----
/s/ Gordon Zacks*                   Senior Chairman of the Board and            April 2, 2004
-------------------------------     Director
Gordon Zacks

/s/ Thomas M. Von Lehman*           Interim President and Chief Executive       April 2, 2004
-------------------------------     Officer (Principal Executive Officer)
Thomas M. Von Lehman

/s/ Christian Galvis*               Executive Vice President - Operations,      April 2, 2004
-------------------------------     President - Operations of Barry Comfort
Christian Galvis                    Group and Director

/s/ Daniel D. Viren                 Senior Vice President - Finance,            April 2, 2004
-------------------------------     Secretary and Treasurer (Principal
Daniel D. Viren                     Financial Officer and Principal
                                    Accounting Officer) and Director

/s/ Philip G. Barach*               Director                                    April 2, 2004
-------------------------------
Philip G. Barach

/s/ David P. Lauer*                 Director                                    April 2, 2004
-------------------------------
David P. Lauer

/s/ Roger E. Lautzenhiser*          Director                                    April 2, 2004
-------------------------------
Roger E. Lautzenhiser

/s/ Janice Page*                    Director                                    April 2, 2004
-------------------------------
Janice Page

/s/ Edward M. Stan*                 Director                                    April 2, 2004
-------------------------------
Edward M. Stan

/s/ Harvey A. Weinberg*             Director                                    April 2, 2004
-------------------------------
Harvey A. Weinberg

---------------------------
* By Daniel D. Viren pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

By: /s/ Daniel D. Viren
    ---------------------------
    Daniel D. Viren

                            R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JANUARY 3, 2004

                                INDEX TO EXHIBITS

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
     2.1       Stock Purchase Agreement, dated                    Incorporated herein by reference to
               July 22, 1999, between Mr. Thierry                 Exhibit 2.1 to Registrant's Quarterly
               Civetta, Mr. Michel Fargeot, FCPR                  Report on Form 10-Q for the quarterly
               County Natwest Venture France, SCA                 period ended October 2, 1999 (File
               Capital Prive-Investissements, Hoche               No. 1-8769)
               Investissements, and SA Capital Prive,
               parties of the first part, and R. G. Barry
               Corporation ("Registrant") and
               Escapade, S.A., parties of the second
               part

     2.2       Asset Purchase Agreement, dated as of              Incorporated herein by reference to
               May 14, 2003, by and among RGB                     Exhibit 2 to Registrant's Current
               Technology, Inc. (formerly known as                Report on Form 8-K dated and filed
               Vesture Corporation), Registrant and               July 2, 2003 (File No. 1-8769)
               Vesture Acquisition Corp.

     2.3       First Amendment to Asset Purchase                  Filed herewith
               Agreement, dated December 29, 2003,
               by and among RGB Technology, Inc.
               (formerly known as Vesture
               Corporation), Registrant and Vesture
               Corporation (formerly known as Vesture
               Acquisition Corp.)

     3.1       Articles of Incorporation of Registrant            Incorporated herein by reference to
               (as filed with Ohio Secretary of State on          Exhibit 3(a)(i) to Registrant's Annual
               March 26, 1984)                                    Report on Form 10-K for the fiscal
                                                                  year ended December 31, 1988 (File
                                                                  No. 0-12667) ("Registrant's 1988
                                                                  Form 10-K")

     3.2       Certificate of Amendment to the Articles           Incorporated herein by reference to
               of Incorporation of Registrant                     Exhibit 3(a)(i) to Registrant's 1988
               Authorizing the Series I Junior                    Form 10-K
               Participating Class B Preferred Shares
               (as filed with the Ohio Secretary of State
               on March 1, 1988)

     3.3       Certificate of Amendment to the Articles           Incorporated herein by reference to
               of Registrant (as filed with the Ohio              Exhibit 3(a)(i) to Registrant's 1988
               Secretary of State on May 9, 1988)                 Form 10-K

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
     3.4       Certificate of Amendment to the Articles           Incorporated herein by reference to
               of Incorporation of Registrant (as filed           Exhibit 3(b) to Registrant's Annual
               with the Ohio Secretary of State on                Report on Form 10-K for the fiscal
               May 22, 1995)                                      year ended December 30, 1995 (File
                                                                  No. 1-8769) ("Registrant's
                                                                  1995 Form 10-K")

     3.5       Certificate of Amendment to Articles of            Incorporated herein by reference to
               Incorporation of Registrant (as filed with         Exhibit 3(c) to Registrant's 1995
               the Ohio Secretary of State on                     Form 10-K
               September 1, 1995)

     3.6       Certificate of Amendment to Articles of            Incorporated herein by reference to
               Incorporation of Registrant (as filed with         Exhibit 4(h)(6) to Registrant's
               the Ohio Secretary of State on                     Registration Statement on Form S-8,
               May 30, 1997)                                      filed June 6, 1997 (Registration No.
                                                                  333-28671)

     3.7       Certificate of Amendment to the Articles           Incorporated herein by reference to
               of Incorporation of Registrant                     Exhibit 3(a)(7) to Registrant's Annual
               Authorizing Series I Junior Participating          Report on Form 10-K for the fiscal
               Class A Preferred Shares (as filed with            year ended January 3, 1998 (File No.
               the Ohio Secretary of State on                     1-8769) ("Registrant's 1997 Form
               March 10, 1998)                                    10-K")

     3.8       Articles of Incorporation of Registrant            Incorporated herein by reference to
               (reflecting amendments through                     Exhibit 3(a)(8) to Registrant's 1997
               March 10, 1998) [for purposes of SEC               Form 10-K
               reporting compliance only - not filed
               with the Ohio Secretary of State]

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

     4.1       Revolving Credit Agreement, made and               Incorporated herein by reference to
               entered into to be effective on                    Exhibit 99.1 to Registrant's Current
               December 27, 2002, by and between                  Report on Form 8-K, dated and filed
               Registrant and The Huntington National             January 9, 2003 (File No. 1-8769)
               Bank                                               ("Registrant's January 2003
                                                                  Form 8-K")

     4.2       First Amendment to Revolving Credit                Incorporated herein by reference to
               Agreement, dated as of March 31, 2003,             Registrant's Quarterly Report on
               by and between Registrant and The                  Form 10-Q for the quarterly period
               Huntington National Bank                           ended March 29, 2003 (File
                                                                  No. 1-8769)

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
     4.3       Second Amendment to Revolving Credit               Incorporated herein by reference to
               Agreement, dated as of September 1,                Exhibit 4 to Registrant's Current
               2003, by and between Registrant and                Report on Form 8-K, dated and filed
               The Huntington National Bank                       September 3, 2003 (File No. 1-8769)

     4.4       Third Amendment to Revolving Credit                Incorporated herein by reference to
               Agreement, dated as of September 15,               Exhibit 4 to Registrant's Current
               2003, by and between Registrant and                Report on Form 8-K, dated September
               The Huntington National Bank                       19, 2003 and filed September 22,
                                                                  2003 (File No. 1-8769)

     4.5       Fourth Amendment to Revolving Credit               Incorporated herein by reference to
               Agreement, dated as of January 22,                 Exhibit 4 to Registrant's Current
               2004, by and between Registrant and                Report on Form 8-K, dated and filed
               The Huntington National Bank                       January 26, 2004 (File No. 1-8769)

     4.6       Fifth Amendment to Revolving Credit                Incorporated herein by reference to
               Agreement, dated as of March 10, 2004,             Exhibit 4 to Registrant's Current
               by and between Registrant and The                  Report on Form 8-K, dated and filed
               Huntington National Bank                           March 11, 2004 (File No. 1-8769)
                                                                  ("Registrant's March 11, 2004 Form
                                                                  8-K")

     4.7       Revolving Credit Note, dated                       Incorporated herein by reference to
               December 27, 2002, issued by Registrant            Exhibit 99.2 to Registrant's January
               to The Huntington National Bank                    2003 Form 8-K

     4.8       Security Agreement, dated                          Incorporated herein by reference to
               December 27, 2002, executed by                     Exhibit 99.3 to Registrant's January
               Registrant in favor of The Huntington              2003 Form 10-K
               National Bank, as collateral agent for
               The Huntington National Bank and
               Metropolitan Life Insurance Company

     4.9       Conditional Consent Agreement, made                Incorporated herein by reference to
               as of December 27, 2002, by and among              Exhibit 99.4 to Registrant's January
               Registrant and Metropolitan Life                   2003 Form 10-K
               Insurance Company

     4.10      Note Agreement, dated July 5, 1994,                Incorporated herein by reference to
               between Registrant and Metropolitan                Exhibit 4(t) to Registrant's
               Life Insurance Company                             Registration Statement on Form S-3,
                                                                  filed July 21, 1994 (Registration
                                                                  No. 33-81820)

     4.11      Letter, dated July 16, 1999, from                  Incorporated herein by reference to
               Metropolitan Life Insurance Company to             Exhibit 4.2 to Registrant's Quarterly
               Registrant in respect of loan agreement            Report on Form 10-Q for the quarterly
               dated July 5, 1994                                 period ended July 3, 1999 (File No.
                                                                  1-8769)

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
     4.12      Rights Agreement, dated as of                      Incorporated herein by reference to
               February 19, 1998, between Registrant              Exhibit 4 to Registrant's Current
               and The Bank of New York, as Rights                Report on Form 8-K, dated March 13,
               Agent                                              1998 and filed March 16, 1998 (File
                                                                  No. 1-8769)

     4.13      Loan Agreement, dated as of                        Incorporated herein by reference to
               January 21, 2000, among Banque                     Exhibit 4 to Registrant's Quarterly
               Tarneaud, S.A., Banque Nationale de                Report on Form 10-Q for the quarterly
               Paris, and Escapade, S.A.                          period ended April 1, 2000 (File No.
                                                                  1-8769)

     9.1       Zacks-Streim Voting Trust and                      Incorporated herein by reference to
               amendments thereto                                 Exhibit 9 to Registrant's Annual
                                                                  Report on Form 10-K for the fiscal year
                                                                  ended January 2, 1993 (File
                                                                  No. 1-8769)

     9.2       Documentation related to extension of              Incorporated herein by reference to
               term of the Voting Trust Agreement for             Exhibit 9(b) to Registrant's 1995
               the Zacks-Streim Voting Trust                      Form 10-K

    *10.1      R. G. Barry Corporation Associates'                Incorporated herein by reference to
               Retirement Plan (As Amended and                    Exhibit 10.1 to Registrant's Annual
               Restated Effective January 1, 1997)                Report on Form 10-K for the fiscal
                                                                  year ended December 29, 2001 (File
                                                                  No. 1-8769) ("Registrant's 2001 Form
                                                                  10-K")

    *10.2      Amendment No. 1 to the R. G. Barry                 Incorporated herein by reference to
               Corporation Associates' Retirement Plan            Exhibit 10.2 to Registrant's Annual
               (amended and restated effective                    Report on Form 10-K for the fiscal
               January 1, 1997, and executed on                   year ended December 28, 2002 (File
               December 31, 2001)                                 No. 1-8769)("Registrant's 2002 Form
                                                                  10-K")

    *10.3      Amendment No. 2 to the R. G. Barry                 Incorporated herein by reference to
               Corporation Associates' Retirement Plan            Exhibit 10.3 to Registrant's 2002
               (amended and restated effective                    Form 10-K
               January 1, 1997, and executed on
               December 31, 2001) for the Economic
               Growth and Tax Relief Reconciliation
               Act of 2001

    *10.4      Amendment No. 3 to the R. G. Barry                 Filed herewith
               Corporation Associates' Retirement Plan
               (amended and restated effective January
               1, 1997, and executed effective March 31,
               2004)

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
   *10.5       R. G. Barry Corporation Supplemental Retirement    Incorporated herein by reference to Exhibit
               Plan Effective January 1, 1997                     10.2 to Registrant's Annual Report on Form
                                                                  10-K for the fiscal year ended January 1,
                                                                  2000 (File No. 1-8769) ("Registrant's
                                                                  January 2000 Form 10-K")

   *10.6       Amendment No. 1 to the R. G. Barry Corporation     Incorporated here in by reference to
               Supplemental Retirement Plan Effective January     Exhibit 10.3 to Registrant's January 2000
               1, 1997 (Executed effective as of May 12, 1998)    Form 10-K

   *10.7       Amendment No. 2 to the R. G. Barry Corporation     Incorporated herein by reference to Exhibit
               Supplemental Retirement Plan Effective January     10.4 to Registrant's January 2000 Form 10-K
               1, 1997 (Executed effective as of
               January 1, 2000)

   *10.8       Amendment No. 3 to the R. G. Barry Corporation     Filed herewith
               Supplemental Retirement Plan Effective January
               1, 1997 (Executed effective as of March
               31, 2004)

   *10.9       Employment Agreement, dated July 1, 2001,          Incorporated herein by reference to Exhibit
               between Registrant and Gordon Zacks                10.5 to Registrant's 2001 Form 10-K

   *10.10      Confidential Separation Agreement, dated March     Incorporated herein by reference to Exhibit
               10, 2004, by and between Registrant and Gordon     10.1 to Registrant's March 11, 2004
               Zacks                                              Form 8-K

   *10.11      Agreement, dated September 27, 1989, between       Incorporated herein by reference to Exhibit
               Registrant and Gordon Zacks                        28.1 to Registrant's Current Report on Form
                                                                  8-K dated October 11, 1989, filed
                                                                  October 12, 1989 (File No.0-12667)

   *10.12      Amendment No. 1, dated as of October 12, 1994,     Incorporated herein by reference to
               between Registrant and Gordon Zacks                Exhibit 5 to Amendment No. 14 to Schedule
                                                                  13D, dated January 27, 1995, filed by
                                                                  Gordon Zacks on February 13, 1995

   *10.13      Amended Split-Dollar Insurance Agreement, dated    Incorporated herein by reference to Exhibit
               March 23, 1995, between Registrant and             10(h) to Registrant's 1995 Form 10-K
               Gordon B. Zacks

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
    *10.14     R. G. Barry Corporation 1988 Stock                 Incorporated herein by reference to
               Option Plan (Reflects amendments                   Exhibit 4(r) to Registrant's
               through May 11, 1993)                              Registration Statement on Form S-8,
                                                                  filed August 18, 1993 (Registration
                                                                  No. 33-67594)

    *10.15     Form of Stock Option Agreement used                Incorporated herein by reference to
               in connection with the grant of incentive          Exhibit 10(k) to Registrant's 1995
               stock options pursuant to the R. G. Barry          Form 10-K
               Corporation 1988 Stock Option Plan

    *10.16     Form of Stock Option Agreement used                Incorporated herein by reference to
               in connection with the grant of non-               Exhibit 10(1) to Registrant's 1995
               qualified stock options pursuant to the            Form 10-K
               R. G. Barry Corporation 1988 Stock
               Option Plan

    *10.17     Annual Incentive Program (in effect                Incorporated herein by reference to
               beginning with fiscal year ended                   Exhibit 10.13 to Registrant's
               December 29, 2001)                                 December 2000 Form 10-K

    *10.18     R. G. Barry Corporation Employee                   Incorporated herein by reference to
               Stock Purchase Plan (Reflects                      Exhibit 10.1 to Registrant's Quarterly
               amendments and revisions for stock                 Report on Form 10-Q for the quarterly
               dividends and stock splits through                 ended June 28, 2003 (File No. 1-
               May 8, 2003)                                       8769)

    *10.19     R. G. Barry Corporation 1994 Stock                 Incorporated herein by reference to
               Option Plan (Reflects stock splits                 Exhibit 4(q) to Registrant's
               through June 22, 1994)                             Registration Statement on Form S-8,
                                                                  filed August 24, 1994 (Registration
                                                                  No. 33-83252)

    *10.20     Form of Stock Option Agreement used                Incorporated herein by reference to
               in connection with the grant of incentive          Exhibit 10.16 to Registrant's
               stock options pursuant to the R. G. Barry          December 2000 Form 10-K
               Corporation 1994 Stock Option Plan

    *10.21     Form of Stock Option Agreement used                Incorporated herein by reference to
               in connection with the grant of non-               Exhibit 10.17 to Registrant's
               qualified stock options pursuant to the            December 2000 Form 10-K
               R. G. Barry Corporation 1994 Stock
               Option Plan

     10.22     [INTENTIONALLY OMITTED]                            [INTENTIONALLY OMITTED]

    *10.23     Executive Employment Agreement,                    Filed herewith
               effective as of January 5, 2004, between
               Registrant and Christian Galvis

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
    *10.24     Restricted Stock Agreement, effective as           Incorporated herein by reference to
               of January 4, 1998, between Registrant             Exhibit 10(s) to Registrant's 1997
               and Christian Galvis                               Form 10-K

    *10.25     R. G. Barry Corporation Deferred                   Incorporated herein by reference to
               Compensation Plan As Amended and                   Exhibit 10(v) to Registrant's 1995
               Restated (Effective as of                          Form 10-K
               September 1, 1995)

    *10.26     Amendment No. 1 to the R. G. Barry                 Incorporated herein by reference to
               Corporation Deferred Compensation                  Exhibit 10.23 to Registrant's January
               Plan (Effective as of March 1, 1997)               2000 Form 10-K

    *10.27     Amendment No. 2 to the R. G. Barry                 Incorporated herein by reference to
               Corporation Deferred Compensation                  Exhibit 10.21 to Registrant's 2001
               Plan (Effective as of December 1, 1999)            Form 10-K

    *10.28     Amendment No. 3 to the R. G. Barry                 Incorporated herein by reference to
               Corporation Deferred Compensation                  Exhibit 10.24 to Registrant's 2002
               Plan (Effective as of December 1, 1999)            Form 10-K

    *10.29     Amendment No. 4 to the R. G. Barry                 Filed herewith
               Corporation Deferred Compensation
               Plan (Effective as of February 21, 2004)

    *10.30     R. G. Barry Corporation Stock Option               Incorporated herein by reference to
               Plan for Non-Employee Directors                    Exhibit 10(x) to Registrant's 1997
               (Reflects share splits and amendments              Form 10-K
               through February 19, 1998)

    *10.31     R. G. Barry Corporation 1997 Incentive             Incorporated herein by reference to
               Stock Plan (Reflects amendments                    Exhibit 10 to Registrant's Registration
               through May 13, 1999)                              Statement on Form S-8, filed June 18,
                                                                  1999 (Registration No. 333-81105)

    *10.32     Form of Stock Option Agreement used                Incorporated herein by reference to
               in connection with the grant of incentive          Exhibit 10.24 to Registrant's
               stock options pursuant to the R. G. Barry          December 2000 Form 10-K
               Corporation 1997 Incentive Stock Plan

    *10.33     Form of Stock Option Agreement used                Incorporated herein by reference to
               in connection with the grant of non-               Exhibit 10.25 to Registrant's
               qualified stock options pursuant to the            December 2000 Form 10-K
               R. G. Barry Corporation 1997 Incentive
               Stock Plan

    *10.34     R. G. Barry Corporation 2002 Stock                 Incorporated herein by reference to
               Incentive                                          Plan Exhibit 10 to Registrant's
                                                                  Registration Statement on Form S-8,
                                                                  filed June 14, 2002 (Registration
                                                                  No. 333-90544)

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
    *10.35     Form of Stock Option Agreement used                Incorporated herein by reference to
               in connection with grant of incentive              Exhibit 10.30 of Registrant's 2002
               stock options pursuant to the R. G. Barry          Form 10-K
               Corporation 2002 Stock Incentive Plan

    *10.36     Form of Stock Option Agreement used                Incorporated herein by reference to
               in connection with grant of non-qualified          Exhibit 10.31 of Registrant's 2002
               stock options pursuant to the R. G. Barry          Form 10-K
               Corporation 2002 Stock Incentive Plan

    *10.37     Restricted Stock Agreement, dated as of            Incorporated herein by reference to
               May 13, 1999, between Registrant and               Exhibit 10.1 to Registrant's Quarterly
               Gordon Zacks                                       Report on Form 10-Q for the quarterly
                                                                  period ended July 3, 1999 (File No. 1-
                                                                  8769)

    *10.38     Restricted Stock Agreement, effective as           Incorporated herein by reference to
               of March 23, 2000, between Registrant              Exhibit 10 to Registrant's Quarterly
               and Christian Galvis                               Report on Form 10-Q for the quarterly
                                                                  period ended April 1, 2000 (File No.
                                                                  1-8769)

    *10.39     Executive Employment Agreement,                    Incorporated herein by reference to
               effective as of June 5, 2000, between              Exhibit 10.29 to Registrant's
               Registrant and Daniel D. Viren                     December 2000 Form 10-K

    *10.40     First Amendment to Executive                       Filed herewith
               Employment Agreement, effective as of
               June 5, 2003, between Registrant and
               Daniel D. Viren

    *10.41     Executive Employment Agreement,                    Filed herewith
               effective as of January 5, 2004, between
               Registrant and Harry Miller

    *10.42     Change in Control Agreement, effective             Incorporated herein by reference to
               as of January 4, 2001, between Donald              Exhibit 10.31 to Registrant's
               Van Steyn and Registrant                           December 2000 Form 10-K

    *10.43     Consulting Services Agreement,                     Incorporated herein by reference to
               effective as of January 1, 2000, between           Exhibit 10.32 to Registrant's
               Registrant and Florence Zacks Melton               December 2000 Form 10-K

    *10.44     Agreement, dated February 7, 1952, as              Incorporated herein by reference to
               amended by Agreement of Amendment                  Exhibit 10.33 to Registrant's
               dated September 18, 1961, a Second                 December 2000 Form 10-K
               Amendment dated April 15, 1968 and a
               Third Amendment dated
               October 31, 2000, between Registrant
               and Florence Zacks Melton

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
     10.45     Agreement, dated July 11, 2001, between            Incorporated herein by reference to Exhibit
               Registrant and S. Goldberg & Co., Inc.             10(b) to Registrant's Current Report on
                                                                  Form 8-K, dated January 7, 2002 and
                                                                  filed January 8, 2002 (File No. 1-8769)

     10.46     License Agreement, effective as of January 7,      Incorporated herein by reference to Exhibit
               2003, among Registrant, R. G. Barry                10.46 to Registrant's 2002 Form 10-K
               International, Inc., Barry (G.B.R. Limited) and
               GBR Limited

    *10.47     Executive Employment Contract, dated March 10,     Incorporated herein by reference to Exhibit
               2004, between Registrant and Thomas M. Von         10.2 to Registrant's March 11, 2004 Form 8-K
               Lehman

    *10.48     Amendment to Executive Employment Contract,        Filed herewith
               dated March 29, 2004, between Registrant and
               Thomas M. Von Lehman

    *10.49     Stock Option Agreement, dated March 10, 2004,      Filed herewith
               between Registrant and Thomas M. Von Lehman

     10.50     Letter Agreement, dated February 20, 2004,         Filed herewith
               between R. G. Barry Corporation and The
               Meridian Group

     10.51     Factoring Agreement, dated March 29, 2004,         Incorporated by reference to Exhibit 4.1 to
               between Registrant and The CIT Group/Commercial    Registrant's Current Report on Form 8-K,
               Services, Inc.                                     dated March 29, 2004 and filed April 1,
                                                                  2004 (File No. 1-8769)

     10.52     Letter of Credit Agreement, dated March 29,        Incorporated by reference to Exhibit 4.2 to
               2004, between Registrant and The CIT               Registrant's Current Report on Form 8-K,
               Group/Commercial Services, Inc.                    dated March 29, 2004 and filed April 1,
                                                                  2004 (File No. 1-8769)

     10.53     Grant of Security Interest in Patents,             Incorporated by reference to Exhibit 4.3 to
               Trademarks and Licenses, dated March 29, 2004,     Registrant's Current Report on Form 8-K,
               between Registrant and The CIT Group/Commercial    dated March 29, 2004 and filed April 1,
               Services, Inc.                                     2004 (File No. 1-8769)

     10.54     Equipment Security Agreement, dated March 29,      Incorporated by reference to Exhibit 4.4 to
               2004, between Registrant and The CIT               Registrant's Current Report on Form 8-K,
               Group/Commercial Services, Inc.                    dated March 29, 2004 and filed April 1,
                                                                  2004 (File No. 1-8769)

     10.55     Inventory Security Agreement, dated March 29,      Incorporated by reference to Exhibit 4.5 to
               2004, between Registrant and The CIT               Registrant's Current Report on Form 8-K,
               Group/Commercial Services, Inc.                    dated March 29, 2004 and filed April 1,
                                                                  2004 (File No. 1-8769)

Exhibit No.                      Description                                        Location
-----------                      -----------                                        --------
     14.1      R.G Barry Corporation Code of Business             Filed herewith
               Conduct and Ethics

     21.1      Subsidiaries of Registrant                         Filed herewith

     23.1      Consent of Independent Certified Public            Filed herewith
               Accountants

     24.1      Powers of Attorney Executed by                     Filed herewith
               Directors and Executive Officers of
               Registrant

     31.1      Rule 13a - 14(a)/15d-14(a) Certification           Filed herewith
               (Principal Executive Officer)

     31.2      Rule 13a - 14(a)/15d-14(a) Certification           Filed herewith
               (Principal Financial Officer)

     32.1      Section 1350 Certification (Principal              Filed herewith
               Executive Officer and Principal
               Financial Officer)

---------------------------
*        Management contract or compensatory plan or arrangement.