Form 10-Q
period 2004-04-03
BARRY R G CORP /OH/
filed 2004-05-18
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769

                            R. G. BARRY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    OHIO                                  31-4362899
    ---------------------------------              ----------------------
      (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)              Identification Number)

13405 Yarmouth Road NW, Pickerington, Ohio                   43147
------------------------------------------                ----------
(Address of principal executive offices)                  (Zip Code)

                                  614-864-6400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

    Common Shares, $1 Par Value, Outstanding as of April 3, 2004 - 9,836,602
                          Index to Exhibits at page 21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   April 3, 2004  January 3, 2004
                                                                                   -------------  ---------------
                                                                                    (unaudited)
                                                                                          (in thousands)
ASSETS:
   Cash                                                                               $  2,192           2,012
   Accounts receivable (less allowances of
        $11,845 and $18,494, respectively)                                              11,084           7,118
   Inventory                                                                            31,832          32,797
   Prepaid expenses                                                                      1,811           2,452
                                                                                      --------        --------
         Total current assets                                                           46,919          44,379
                                                                                      --------        --------

   Property, plant and equipment, at cost                                               17,519          35,274
      Less accumulated depreciation and amortization                                    11,916          25,905
                                                                                      --------        --------
         Net property, plant and equipment                                               5,603           9,369
                                                                                      --------        --------
   Other assets                                                                          3,836           7,532
                                                                                      --------        --------
                                                                                      $ 56,358          61,280
                                                                                      ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term notes payable                                                             17,118           2,000
   Current installments of long-term debt                                                1,754           3,869
   Accounts payable                                                                      4,824           7,485
   Accrued expenses                                                                      4,235           5,180
                                                                                      --------        --------
      Total current liabilities                                                         27,931          18,533
                                                                                      --------        --------

   Accrued retirement costs and other, net                                              15,114          14,841

   Long-term debt, excluding current installments                                        1,688           2,141
                                                                                      --------        --------
            Total liabilities                                                           44,733          35,515
                                                                                      --------        --------

   Minority interest                                                                       378             378

   Shareholders' equity:
      Preferred shares, $1 par value per share Authorized 3,775 Class A shares,
         225 Series I Junior Participating Class A Shares, and 1,000 Class B
         Shares, none issued
      Common shares, $1 par value per share
         Authorized 22,500 shares
         (excluding treasury shares)                                                     9,836           9,834
      Additional capital in excess of par value                                         12,851          12,851
      Deferred compensation                                                                (27)            (84)
      Accumulated other comprehensive loss                                              (3,410)         (3,370)
      Retained earnings (accumulated deficit)                                           (8,003)          6,156
                                                                                      --------        --------
         Net shareholders' equity                                                       11,247          25,387
                                                                                      --------        --------
                                                                                      $ 56,358          61,280
                                                                                      ========        ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Thirteen Weeks Ended
                                                                           April 3, 2004      March 29, 2003
                                                                           -------------      --------------
                                                                                     (unaudited)
                                                                                     -----------
                                                                                    (in thousands,
                                                                              except per share amounts)
Net sales                                                                    $   18,430           $ 20,378
Cost of sales                                                                    12,917             13,293
                                                                            -----------          ---------
    Gross profit                                                                  5,513              7,085
Selling, general and administrative expense                                      11,197             11,557

Restructuring and asset impairment charges                                        8,282                200
                                                                            -----------          ---------
Operating loss                                                                  (13,966)            (4,672)

Other income                                                                         45                 53

Net interest expense                                                               (241)              (174)
                                                                            -----------          ---------

Loss from continuing operations, before income tax and minority interest        (14,162)            (4,793)
Income tax benefit                                                                    2              1,867
Minority interest, net of tax                                                         1                (28)
                                                                            -----------          ---------
     Loss from continuing operations                                            (14,159)            (2,954)
Loss from discontinued operations                                                    --               (918)
                                                                            -----------          ---------
      Net loss                                                              ($   14,159)         ($  3,872)
                                                                            ===========          =========

Net loss per common share
      Basic                                                                 ($     1.44)         ($   0.39)
                                                                            ===========          =========
      Diluted                                                               ($     1.44)         ($   0.39)
                                                                            ===========          =========
Average number of common shares outstanding
      Basic                                                                       9,839              9,811
                                                                            ===========          =========
      Diluted                                                                     9,839              9,811
                                                                            ===========          =========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Thirteen Weeks Ended
                                                             April 3, 2004        March 29, 2003
                                                             -------------        --------------
                                                                        (unaudited)
                                                                      (in thousands)
Cash flows from operating activities:
   Net loss                                                     ($14,159)              (3,872)
       Net loss from discontinued operations                          --                  918
                                                                --------             --------
         Net loss from continuing operations                     (14,159)              (2,954)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of
         property, plant and equipment                               417                  438
      Asset impairment loss                                        6,263                   --
      Minority interest, net of tax                                   --                   27
      Amortization of deferred compensation                           57                   30
      Changes in:
         Accounts receivable, net                                 (3,965)              (2,847)
         Inventory                                                   916               (1,017)
         Prepaid expenses and other                                1,435               (1,907)
         Accounts payable                                         (2,279)              (4,028)
         Accrued expenses                                           (930)                (695)
         Accrued retirement costs and other, net                     283                 (164)
                                                                --------             --------
            Net cash used in continuing operations               (11,962)             (13,115)
                                                                --------             --------
            Net cash used in discontinued operations                (401)              (1,232)
                                                                --------             --------
            Net cash used in operating activities                (12,363)             (14,347)
                                                                --------             --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                        (41)                (831)
                                                                --------             --------
Cash flows from financing activities:
   Proceeds from short-term notes                                 25,322               12,000
   Repayments of short-term notes                                (10,204)                  --
   Proceeds from shares issued                                         2                    5
   Long-term debt, net of repayments                              (2,537)                  21
                                                                --------             --------
         Net cash provided by financing activities                12,583               12,026
                                                                --------             --------

Effect of exchange rates on cash                                       1                    2
                                                                --------             --------

Net increase (decrease) in cash                                      180               (3,150)
Cash at the beginning of the period                                2,012                6,881
                                                                --------             --------
Cash at the end of the period                                    $ 2,192                3,731
                                                                ========             ========
Supplemental cash flow disclosures:
   Interest paid                                                 $   210                  208
                                                                ========             ========
   Income taxes paid                                             $    15                   18
                                                                ========             ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      Under Item 1 of Part I of Form 10-Q
             for the periods ended April 3, 2004 and March 29, 2003
                      (in thousands, except per share data)

1. The interim consolidated financial statements are unaudited. All adjustments (consisting solely of normal recurring adjustments) have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. R. G. Barry Corporation and its subsidiaries (the "Company") operate on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2004 is a fifty-two week year, while fiscal 2003 was a fifty-three week year.

3.    Shareholders' Equity

      The Company has various stock option plans, under which have been granted incentive stock options and nonqualified stock options exercisable for periods of up to 10 years from the date of grant at prices not less than fair market value at the date of grant. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock- Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 were effective for periods beginning after December 15, 2002.

      The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. Had the Company elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss would approximate the pro forma amounts indicated in the table below, for the periods noted:

                            April 3, 2004                    March 29, 2003
                            -------------                    --------------
Net loss:
     As reported             $ (14,159)                        $  (3,872)
     Pro forma                 (14,302)                           (4,012)

Net loss per share:
     As reported             $   (1.44)                        $   (0.39)
     Pro forma                   (1.44)                            (0.40)

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      Under Item 1 of Part I of Form 10-Q
       for the periods ended April 3, 2004 and March 29, 2003 - continued

      Using the Black-Scholes option pricing model, the per-share, weighted-average fair value of stock options granted during 2004 and 2003, was $1.20 and $1.79, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of April 3, 2004, and March 29, 2003 were:

                                              April 3, 2004        March 29, 2003
                                              -------------        --------------
Expected dividend yield                            0%                    0%
Expected volatility                                60%                   50%
Risk-free interest rate                           3.00%                 3.00%
Expected life-ISO grants                         6 years               6 years
Expected life-nonqualified grants              2 - 8 years             8 years

4. Income tax (expense) benefit for the periods ended April 3, 2004 and March 29, 2003 consist of:

                                                    2004                  2003
                                                   -----                -------
U. S. Federal and
   Foreign net tax benefit                         $   2                $ 1,649
State & Local tax (expense) benefit                   --                    218
                                                   -----                -------
        Total                                      $   2                $ 1,867
                                                   =====                =======

      Income tax (expense) benefit for the periods ended April 3, 2004 and March 29, 2003 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                      2004               2003
                                                    --------            -------
Computed "expected" tax (expense) benefit:
     U. S. Federal tax benefit                      $  4,821            $ 1,630
     Valuation allowance                              (4,821)                --
     Foreign and other, net                                2                 93
     State & Local tax (expense) benefit, net of
         federal tax benefit                              --                144
                                                    --------            -------
          Total                                     $      2            $ 1,867
                                                    ========            =======

5. Basic net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the employee stock purchase plan. Diluted net loss per common share for the thirteen weeks ended April 3, 2004 and March 29, 2003 does not include the effect of potential common shares due to the antidilutive effect of these instruments, as a result of the losses incurred during the periods noted.

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
       for the periods ended April 3, 2004 and March 29, 2003 - continued

6.    Inventory by category for the Company consists of the following:

                                            April 3,                          January 3,
                                              2004                               2004
                                            --------                          ----------
Raw materials                                $ 2,160                           $ 3,771
Work in process                                  733                               615
Finished goods                                28,939                            28,471
                                             -------                           -------
     Total inventory                          31,832                            32,797
                                             =======                           =======

      Inventory is presented at its net realizable value, net of write-downs. Raw materials reflect a write-down balance of $2,344 as of April 3, 2004 and $2,389 as of January 3, 2004, and finished goods reflect a write-down balance of $225 as of April 3, 2004 and $3,022 as of January 3, 2004.

7. Restructuring and asset impairment charges - The Company has previously announced plans to reduce costs and improve operating efficiencies, and has recorded restructuring and asset impairment charges as a component of operating expense. The following schedule highlights actual activities through April 3, 2004, with comparative information as of March 29, 2003.

                                                                        Non-Cash
                                    As of                              Write-Offs      As of
                                   Jan. 3,   Charges     Estimate         and         April 3,
                                    2004     in 2004    Adjustments   Paid in 2004      2004
                                   -------   -------    -----------   ------------    --------
Employee separations               $  174      1,132          (9)            740          557
Other exit costs                       --        887          --             887           --
Asset impairments                      --      6,263          --           6,263           --
                                   ------    -------      ------         -------        -----
Total restructuring costs          $  174    $ 8,282          (9)        $ 7,890        $ 557
                                   ======    =======      ======         =======        =====

      The Company expects that a substantial portion of the accrued obligations will be paid before the end of the 2004 fiscal year.

                                                                        Non-Cash
                                    As of                              Write-Offs       As of
                                   Dec. 28,   Charges    Estimate         and         March 29,
                                     2002     in 2003   Adjustments   Paid in 2003       2003
                                   --------   -------   -----------   ------------    ---------
Employee separations               $  1,530       --          --             512         1,018
Asset impairments                        --      200          --             200            --
Noncancelable lease costs               208       --          --               8           200
                                   --------    -----       -----           -----       -------
Total restructuring costs          $  1,738    $ 200          --           $ 720       $ 1,218
                                   ========    =====       =====           =====       =======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      Under Item 1 of Part I of Form 10-Q
       for the periods ended April 3, 2004 and March 29, 2003 - continued

8. Segment Information - The Company markets comfort footwear for at- and around-the-home. The Company considers its "Barry Comfort" at- and around-the-home comfort footwear groups in North America and in Europe as its two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, including such items as a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and c) in some periods, certain other operating provisions.

         Thirteen weeks ended                                Barry Comfort
                                                      -------------------------
                                                       North
             April 3, 2004                             America           Europe        Total
                                                      --------          -------      --------
Net sales                                             $ 15,517          $ 2,913      $ 18,430
Gross profit                                             5,216              297         5,513
Depreciation and amortization                              355               62           417
Interest expense                                           230               11           241
Restructuring and asset impairment charges               8,282               --         8,282
Pre tax earnings (loss)                                (14,197)              35       (14,162)
Purchases of property, plant and equipment                  35                6            41
Total assets devoted                                  $ 54,528          $ 1,830      $ 56,358
                                                      ========          =======      ========

         Thirteen weeks ended                                 Barry Comfort
                                                      -------------------------
                                                        North
            March 29, 2003                             America           Europe        Total
                                                      --------          -------      --------
Net sales                                             $ 17,132          $ 3,246      $ 20,378
Gross profit                                             6,494              591         7,085
Depreciation and amortization                              386               52           438
Interest expense                                           167                7           174
Restructuring and asset impairment charges                 200               --           200
Pre tax loss                                            (4,778)             (15)       (4,793)
Purchases of property, plant and equipment                 791               40           831
Total assets devoted:
    Continuing operations                             $ 83,168          $ 6,390      $ 89,558
                                                      ========          =======      ========
    Discontinued operations                                                             1,249
                                                                                     --------
        Total operations                                                             $ 90,807
                                                                                     ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
       for the periods ended April 3, 2004 and March 29, 2003 - continued

9.    Sale of Vesture Net Assets

      During 2003, the Company sold certain assets of its Vesture thermal products subsidiary. Selected financial data relating to the discontinued operations follows:

                                                                     Thirteen weeks
                                                                         ended
                                                                     March 29, 2003
                                                                     --------------
Net sales                                                               $    881
Gross profit (loss)                                                          (40)
Selling, general and administrative expense                                1,294
Loss from discontinued operations before income tax benefit               (1,381)
Income tax benefit                                                           463
Loss from discontinued operations, net of income tax benefit           ($    918)

10.   Employee Retirement Plans

      The Company uses a measurement date of September 30 in making the required pension computations on an annual basis. In 2004, the Company has potential pension related payments of $1,345 for unfunded, nonqualified supplemental retirement plans as well as for payments anticipated for the 2003 year and 2004 quarterly estimated contributions into the funded, qualified associate retirement plan. The Company has applied for a deferral of the lump 2003 payment due in September 2004, approximating $747, and is awaiting approval of this application by the Internal Revenue Service. Once approved, this payment anticipated in the contribution projection above for 2004 will be deferred to 2005. During the first quarter of 2004, the Company made payments of $54 under its nonqualified supplemental retirement plan.

      The components of net periodic benefit cost for the retirement plans were:

                                               Thirteen weeks ended
                                       April 4, 2004      March 29, 2003
                                       -------------      --------------
Service cost                              $   214             $  231
Interest cost                                 559                566
Expected return on plan assets               (497)              (505)
Net amortization                              128                 74
Curtailment loss                            1,128                 --
                                          -------             ------
  Total pension expense                   $ 1,532             $  366
                                          =======             ======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

      ITEM 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, and are based upon information available to the Company on the date of this Report. Our forward-looking statements inherently involve risks and uncertainties that could cause actual results and outcomes to differ materially from those anticipated by our forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the ability of the Company to close its manufacturing facilities in Mexico in accordance with plan without incurring substantial unplanned cost or delays or experiencing unforeseen labor difficulties; the ability of the Company to substantially increase its sourcing of products from outside North America to replace the products previously manufactured in its own plants in Mexico without incurring substantial unplanned cost and without negatively impacting delivery times or product quality; the continuing willingness of CIT to fund the Company's financing requirements under CIT's discretionary factoring and financing arrangement with the Company; the Company's ability to reduce its inventory levels in accordance with its plan; the continued demand for the Company's products by its customers and the continuing willingness of its customers and suppliers to support the Company as it implements its new business plan; the ability of the Company generally to successfully implement its new business plan; the unexpected loss of key management; and the ability of competitors to take market share from the Company. Other risks to the Company's business are detailed in our previous press releases, shareholder communications and Securities Exchange Act filings including our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Except as required by applicable law, we do not undertake to update the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information that becomes available after the date hereof.

Introduction

The following discussion and analysis provides investors and others with information that management believes to be necessary for an understanding of our financial condition and results of operations and cash flows and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements and other information found in this Quarterly Report on Form 10-Q.

Critical Business Issues

During the fiscal year 2004, management is focused on several key issues - implementation of our new business plan, inventory management and liquidity.

      New Business Plan

With the assistance of experienced turnaround consultants, we developed a new business model that we believe should significantly reduce operating costs by simplifying our product offering and focusing our business on a core customer base that represented approximately 70% of our 2003 revenues.

The key components of our new business plan and the actions we have already taken or expect to take in 2004 are as follows:

      - We have employed an experienced turnaround professional as the President and CEO on an interim basis.

      - We are streamlining our management structure and seeking to reduce selling, general and administrative costs to a lower level that is more consistent with our simplified business model.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Critical Business Issues - continued

      - We intend to reduce costs by closing our Mexican manufacturing facilities by the end of 2004 and relying upon third party contract manufacturers in China and other locations outside North America to manufacture our products.

      - We will further reduce costs through the closure of our operations support office in San Antonio, Texas by the end of 2004. The staff at this facility primarily supports our operations in Mexico. Some functions performed in San Antonio will be maintained and relocated to our Columbus, Ohio headquarters.

      -     We expect to reduce our inventory levels from year-end 2003 levels.

We concluded that the actions contemplated by the 2004 business plan were necessary to materially reduce and eventually eliminate the operating losses incurred in 2002 and 2003. Because the business plan will result in substantial changes in the way in which we have done business for many years, we recognize that the implementation of the business plan carries business risks, which have been discussed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Implementation of the 2004 business plan is expected to result in significant costs in the form of severance payments and asset write-downs. In part due to these costs and write-downs, we do not expect to report an operating profit in 2004.

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

Because we recognize that the implementation of our new business plan presents business risks, and as discussed, we can give no assurance of the plan's success. However, we believe that these risks should be manageable and that, once implemented, the new business model should give the Company a reasonable opportunity to return to profitability, although that will not occur in 2004.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. Making estimates about the impact of future events has been a generally accepted practice for nearly all companies in nearly all industries for many years. We make these estimates after gathering as much information from as many resources, both internal and external to our organization, as are available to us at the time. After reasonably assessing the conditions that exist at the time, we make estimates and prepare our financial reports. We make these estimates in a consistent manner from period to period, based upon historical trends and conditions, and after review and analysis of current events and conditions. Management believes that these estimates reasonably reflect the current assessment of the financial impact of events that may not become known with certainty until some time in the future.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Critical Accounting Policies and Use of Estimates - continued

A summary of the more critical of these accounting policies requiring management estimates follows:

            a) We recognize revenue when goods are shipped from our warehouses distribution points to our customers and title passes. In certain circumstances, we have made arrangements with customers that provide for returns, discounts, promotions and other incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in the amount of accounts receivable. As a result of the rapidly changing retail environment and the ever-changing economic environment, it is possible that returns or retailer promotions and incentives could be different than anticipated. Accordingly, we have identified this estimate as one requiring significant management judgement. We also estimate an amount for the potential of doubtful accounts as a result of bad debts.

            b) We value inventories using the lower of cost or market method, based upon a standard costing method. We evaluate our inventories for any impairment in realizable value in light of the prior selling season, the economic environment, and our expectations for the upcoming selling seasons, and we provide appropriate write-downs under the circumstances. As of April 3, 2004, we estimated that the standard cost valuation of our inventory exceeded the estimated net realizable value of that inventory by $2.6 million, compared with a similar estimate made as of March 29, 2003 of $2.7 million.

            c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period and what deferred tax costs or benefits will become realizable for income tax purposes in the future as a result of differences between results of operations as reported in conformity with accounting principles generally accepted in the United States and the requirements of the increasingly complex income tax codes existing in the various jurisdictions where we operate. In evaluating the future usability of our deferred and recoverable tax assets, we are relying on our capacity for refund of federal income taxes due to our tax loss carry-back position, and on projections of future profits. As a result of our cumulative losses, we have determined that it is uncertain when and whether the deferred tax assets we had recognized on our consolidated balance sheet will have realizable value in future years. Accordingly, we have fully reserved the value of those deferred tax assets. Should our profits improve in future years, such that those deferred tax items become realizable as deductions in future years, we will recognize that benefit, by reducing our reported tax expense in future years, once their realization becomes assured.

            d) We record accounts receivable net of allowances and anticipated discounts. Allowances for doubtful accounts are determined through analysis of the aging as of the date of the consolidated financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions. Costs associated with potential returns of products as well as allowable customer markdowns and operational chargebacks, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances. These provisions are based upon seasonal negotiations and historic deduction trends, net expected recoveries and the evaluation of current market conditions.

            e) We account for the CIT Facility as a financing facility in recognizing and recording trade receivables. For financial statement purposes, the factoring of receivables under the CIT Facility is not considered a sale of receivables. As such, the amounts advanced by CIT are considered short-term loans and are included within short-term notes payable on the accompanying consolidated balance sheet.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Critical Accounting Policies and Use of Estimates - continued

            f) We make estimates of the future costs associated with restructuring plans related to operational changes that we have announced. As of April 3, 2004, we had an accrued balance of $557 thousand relating to the estimated future costs of closing or reorganizing certain operations, as previously outlined. As of March 29, 2003, we had an accrued balance of $1.2 million for similar restructuring and reorganization activities. Should the actual costs of these activities exceed these estimates, the excess costs will be recognized in the period in which such costs occur. Conversely, should the costs of such restructuring be less than the amounts estimated, future periods would benefit by that difference.

            g) In addition, there are various other accounting policies, which also require some judgmental input by management. We believe that we have followed these policies consistently from year to year, period to period. For an additional discussion of all of our significant accounting policies, the reader may refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Actual results may vary from these estimates as a result of activities after the period end estimates have been made, and those subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.

Liquidity and Capital Resources

As of the end of the first quarter of 2004, we had $19.0 million in net working capital. This compares with $36.9 million at the end of the first quarter of 2003, and $25.8 million at fiscal year-end 2003. The declines in net working capital from the end of the first quarter of 2003 and from fiscal year-end 2003 to the end of the first quarter of 2004 are primarily the result of the losses we incurred during fiscal 2003 and the comparatively greater losses we incurred during the first quarter of 2004 than in the comparable first quarter of 2003.

The primary components of net working capital have changed as follows:

- Accounts receivable decreased from $13.9 million at the end of the first quarter of 2003, to $11.1 million at the end of the first quarter of 2004. Most of the decrease in 2004 reflects a decrease in the amount of net sales during the first quarter of 2004 compared with the first quarter of 2003. Accounts receivable at the end of the first quarter of 2004 increased by $4.0 million from $7.1 million at the end of fiscal 2003. The increase in accounts receivable, net, from year-end 2003 to the end of the first quarter of 2004 is largely due to the decrease in the allowances for returns and promotions from the end of 2003.

- Inventories ended the first quarter of 2004 at $31.8 million compared with $33.9 million one year ago, and $32.8 million as of the end of fiscal 2003. Most of the decrease in inventory from one year ago to the end of the current quarter represents a decrease in raw materials and in-process inventories as we transition from a manufacturing business model to a outsourcing business model in 2004. The decline in inventory from fiscal year-end 2003 to the end of the current quarter, reflects a seasonal increase in the amount of finished goods from period to period, offset by planned decreases in raw materials and in process inventories.

- We ended the first quarter of 2004 with $2.2 million in cash and cash equivalents, compared with $3.7 million at the end of the first quarter of 2003. We ended the first quarter of 2004 with $17.1 million in short-term notes payable, compared with $12 million is short-term bank notes at the end of the first quarter of 2003. At the end of fiscal 2003, we had $2.0 million in cash and cash equivalents, and $2 million short-term bank notes payable. The changes in short-term notes payable and cash reflect our increased short-term capital needs following the losses incurred during the latter portions of fiscal year 2003, plus the early repayment of the Metropolitan Note with the short-term funding provided under the CIT Facility.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Capital expenditures during the first quarter of 2004 amounted to $41 thousand compared with $831 thousand during the first quarter of 2003. All expenditures in both years were funded out of working capital. As we transition from a manufacturing business model to an outsourcing model for procuring our finished goods products, we expect capital expenditures in future periods will be much less than historic levels.

      CIT Credit Facility

On March 29, 2004, we entered into a new factoring and financing agreement (the "CIT Facility") with The CIT Group/Commercial Services, Inc. ("CIT"). On March 30, 2004, we borrowed under the CIT Facility approximately $10.3 million to repay all outstanding indebtedness under our Revolving Credit Agreement ("Revolver") with Huntington National Bank ("Huntington") and related charges, and the Revolver was terminated. In addition, on that date, we borrowed approximately $2.3 million under the CIT Facility to repay all outstanding indebtedness under our Note Agreement with the Metropolitan Life Insurance Company and that agreement was terminated.

The CIT Facility, the agreements for which were filed as Exhibits to the Form 8-K dated as of April 1, 2004, provides us with advances in a maximum amount equal to the lesser of (i) $35 million or (ii) a Borrowing Base (as defined in the CIT Facility). The CIT Facility is a discretionary facility, which means that CIT is not contractually obligated to advance us funds. The Borrowing Base, which is determined by CIT in its sole discretion, is determined on the basis of a number of factors, including the amount of our eligible accounts receivable and the amount of our qualifying inventory, subject to the right of CIT to establish reserves against availability as it deems necessary. The CIT Facility also includes a $3 million subfacility for the issuance of letters of credit that is counted against the maximum borrowing amount discussed above.

Our obligations under the CIT Facility are secured by a first priority lien and mortgage on substantially all of our assets, including accounts receivable, inventory, intangibles, equipment, intellectual property and real estate. In addition, we have granted to CIT a pledge of the stock in our U.S. wholly owned subsidiaries. The subsidiaries have guaranteed our indebtedness under the CIT Facility.

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

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Amounts outstanding under the CIT Facility bear interest at the prime rate as announced by JPMorgan Chase Bank ("Prime Rate") plus 1% (5% as of April 3,
2004). Interest is charged as of the last day of each month, and any change in the Prime Rate will take effect the first month following the change in the Prime Rate. Upon entering into the CIT Facility, we paid to CIT an initial facility set-up fee of $262,500. The term of the CIT Facility is for a period of three years. As of April 3, 2004, the outstanding balance under the CIT Facility was $14.9 million.

For financial statement purposes, the factoring of receivables under the CIT Facility is not considered a sale of receivables. As such, the amounts advanced by CIT are considered short-term loans and are included within short-term notes payable on the accompanying consolidated balance sheet.

We expect to meet our liquidity requirements for the remainder of 2004 from internally generated funds and borrowings under the CIT Facility. Based on our current 2004 operating plan, we believe that the CIT Facility should be adequate to meet these requirements. The amount of credit available under the CIT Facility is based, in part, on accounts receivable so that the adequacy of the CIT Facility in meeting our liquidity requirements will depend on the our sales results during the remainder of 2004. As discussed below in "Results of Operations-Continuing Operations," our net sales in the first quarter declined 9.6% as compared to net sales in the first quarter of 2003. This reduction resulted, in part, from customer concern about our publicly announced liquidity concerns very early in 2004 and our introduction of new return policies. Based on our current 2004 operating plan, including our forecast sales level, coupled with planned cost savings, we believe the CIT Facility should be adequate to meet our liquidity requirement for the remainder of 2004.

      Other Short-Term Debt

Early in March 2004, we borrowed $2.2 million against the cash surrender value of life insurance policies insuring one of our key executives. This $2.2 million indebtedness is classified within short-term notes payable in the accompanying consolidated balance sheet.

      Other Long-Term Indebtedness

Effective January 1, 2002, the 15% duty imposed by the United States on slippers made in Mexico was eliminated. The slipper tariff had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008.

We utilized third parties to assist us in obtaining this tariff relief. Upon the successful conclusion, we agreed to pay an aggregate of approximately $6.25 million, mostly in equal quarterly installments over a four-year period through the end of 2005. For accounting purposes, a portion of the payment to the consultants has been treated as debt and a portion of the payment has been treated as an imputed interest charge associated with that debt. The net present value of this four-year obligation, which is subordinated to our other obligations, is included within current installments and long-term debt at its discounted present value totaling $2.4 million as of the end of the first quarter of 2004.

      Off Balance Sheet Arrangements

There have been no material changes in our "Off Balance Sheet Arrangements" and "Contractual Obligations" since the end of fiscal 2003, other than the repayment of the Metropolitan Note, cancellation of the Revolver, and obtaining the CIT Facility, as noted above.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Results of Operations - Continuing Operations

During the first quarter of 2004, net sales amounted to $18.4 million, a 9.6 percent decrease in net sales from the first quarter of 2003. Net sales during the first quarter of 2004 in Barry Comfort North America amounted to $15.5 million, a decrease of 9.4 percent compared with the same quarter last year; net sales in Barry Comfort Europe, at $2.9 million declined by only $333 thousand, although that amounts to 10.3 percent compared with the same quarter last year. (See also Note 8 of Notes to Consolidated Financial Statements for selected segment information.) Substantial portions of the decline in Barry Comfort North America net sales, for the first quarter of 2004, occurred in our branded Dearfoams line of slippers for men and women, with an offsetting increase to a lesser degree in our net sales to our mass merchandising customers. We believe that this overall reduction in net sales was attributable, in part, to our customers' concern about our publicly announced liquidity concerns early in 2004 and our introduction of new return policies.

Gross profit during the first quarter of 2004, amounted to $5.5 million, or 29.9 percent of net sales, approximately $1.6 million lower than during the first quarter of 2003, when gross profit amounted to $7.1 million, or 34.8 percent of net sales. The most significant portion of the decline in gross profit dollars is the result of the corresponding decrease in net sales for the period, while a portion of the decline is the result of a change in sales mix. During the first quarter of 2004, a greater proportion of sales was made through the mass merchandising channel of distribution; in addition, during the quarter we sold relatively more closeout merchandise than in prior periods adversely impacting gross profit.

Selling, general and administrative expenses during the quarter, at $11.2 million, decreased by $380 thousand, or 3.3 percent, from $11.6 million in the same quarter last year. The decrease in these expenses resulted from the initial efforts to decrease selling, general and administrative expenses under the new business operating model as we reduce our dependence upon manufacturing and transition to a company solely dependent upon the importation of products.

During the first quarter of 2004, we recognized $8.3 million in restructuring and asset impairment charges. The charges relate to the decision during the first quarter of 2004 to close all of the manufacturing operations in Mexico and begin to source all of our product needs from third party manufacturers in China. This compares with a $200 thousand asset impairment charge during the first quarter of 2003, relating to the valuation of the facility in Goldsboro, North Carolina, which was sold in mid-2003. (See also Note 7 of Notes to Consolidated Financial Statements for added information relating to restructuring and asset impairment charges.)

Net interest expense increased in the first quarter from 2003 to 2004. During the first quarter of 2004, net interest expense amounted to $241 thousand compared with $174 thousand in the first quarter of 2003. As of the end of the first quarter of 2004, we borrowed $17.1 million utilizing short-term notes payable compared with $12 million utilized by the end of the first quarter of 2003. The primary cause of the increased usage of short-term credit during the first quarter of 2004 compared with the first quarter of 2003, was a result of the losses we incurred during fiscal 2003 and the comparatively greater the losses incurred during the first quarter of 2004 compared with the first quarter of 2003.

For the first quarter of 2004, we incurred a net loss of $14.1 million, or $1.44 per diluted share, compared with a net loss incurred during the first quarter of 2003 amounting to $3.9 million, or $0.39 per diluted share.

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments - Foreign Currency

We have historically transacted business in a number of foreign countries. Our primary foreign currency net cash outflows have occurred in Mexico. We have not hedged anticipated foreign currency net cash outflows in the Mexican Peso, as the Peso generally has declined in value over time, when compared with the U. S. Dollar.

Our primary foreign currency net cash inflows are generated from Canada. We have, at times, employed a foreign currency hedging program utilizing currency forward exchange contracts for anticipated net cash inflows from Canada. Under this program, increases or decreases in net local operating revenue as measured in U. S. Dollars are partially offset by realized gains and losses on hedging instruments. The goal of the hedging program is to fix economically the exchange rates on projected foreign currency net cash flows. Foreign currency forward contracts are not used for trading purposes.

All foreign currency contracts are marked-to-market and unrealized gains and losses are included in the current period's calculation of net income. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in net income (loss) in advance of the actual projected net foreign currency cash flows. This often results in a mismatch between accounting gains and losses and transactional foreign currency net cash flow gains and losses.

We believe that the impact of foreign currency forward contracts is not material to our financial condition or results of operations. During the first quarter of 2004, we had no foreign currency exchange contracts outstanding.

                        ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      With the participation of the interim President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of R. G. Barry Corporation ("R. G. Barry"), R. G. Barry's management has evaluated the effectiveness of R. G. Barry's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, R. G. Barry's interim President and Chief Executive Officer and R. G. Barry's Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer have concluded that:

      (a) information required to be disclosed by R. G. Barry in this Quarterly Report on Form 10-Q would be accumulated and communicated to R. G. Barry's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

      (b) information required to be disclosed by R. G. Barry in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

      (c) R. G. Barry's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to R. G. Barry and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

Changes in Internal Control Over Financial Reporting

      There were no changes in R. G. Barry's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry's fiscal quarter ended April 3, 2004, that have materially affected, or are reasonably likely to materially affect, R. G. Barry's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      No response required

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      (a) and (b) Not Applicable

      (c) As of March 1, 2004, Christian Galvis was issued 1,250 common shares of R. G. Barry Corporation ("R. G. Barry"). These common shares were issued in accordance with the terms of a Restricted Stock Agreement, effective as of January 4, 1998, between R. G. Barry and Mr. Galvis. The common shares had a market value of $2.08 per share on the date of issuance. The common shares were issued in reliance upon the exemptions from registration provided in Sections 4(2) and 4(6) under the Securities Act of 1933 (the "1933 Act"), based upon the fact that there was only one individual to whom the common shares were "sold" and the status of Mr. Galvis as an executive officer and director of R. G. Barry.

      (d) Not Applicable

      (e) R. G. Barry did not purchase any of its common shares during the fiscal quarter ended April 3, 2004. R. G. Barry does not currently have in effect a publicly announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

      (a), (b) Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      (a) - (d) Not Applicable

Item 5. Other Information

      No response required

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits: See Index to Exhibits at page 21.

      (b) Reports on Form 8-K:

      On January 8, 2004, R. G. Barry filed a Current Report on Form 8-K, dated that same date, reporting that on December 22, 2003, RGB Technology, Inc. ("RGB Technology"), a subsidiary of R. G. Barry, had settled the pending patent litigation involving RGB Technology, Thermal Solutions, Inc. and CookTek, LLC involving RGB Technology's MICROCORE pizza delivery system.

      On January 14, 2004, R. G. Barry furnished information in a Current Report on Form 8-K, dated the same date, reporting that on January 12, 2004, R.
      G. Barry issued a press release reporting that it had discontinued slipper sewing operations at its manufacturing facility in Nuevo Laredo, Mexico.

      On January 26, 2004, R. G. Barry filed a Current Report on Form 8-K, dated the same date, reporting that on January 22, 2004, R. G. Barry entered into a Fourth Amendment to its Revolving Credit Agreement, as previously amended, with The Huntington National Bank ("Huntington") making certain changes including (a) an increase, from $3 million to $9 million, in the amount of available credit for the month of January 2004; (b) the grant to Huntington of a mortgage lien on R. G. Barry's headquarters in Pickerington, Ohio, to be shared ratably with Metropolitan Life Insurance Company ("Metropolitan") based on loans outstanding; (c) the grant to Huntington of control over cash and collections; and (d) an expansion of
      R. G. Barry's reporting requirements to Huntington. R. G. Barry also furnished information about its January 23, 2004 news release reporting the Fourth Amendment, in which R. G. Barry made statements disclosing material, non-public information regarding its fourth quarter of 2003 and fiscal year 2003 operating results. A copy of the Fourth Amendment was attached to the Form 8-K as Exhibit 4.

      On February 4, 2004, R. G. Barry furnished information in a Current Report on Form 8-K, dated the same date, reporting that on February 3, 2004, R.
      G. Barry issued a press release reporting that it had been advised by its lending bank that the bank would not consider further amending R. G. Barry's credit agreement to increase the availability of funding under the agreement, and that R. G. Barry was actively seeking alternative forms of financing.

      On March 11, 2004, R. G. Barry filed a Current Report on Form 8-K, dated the same date, reporting that: (x) on March 10, 2004, R. G. Barry entered into a Fifth Amendment to its Revolving Credit Agreement, as previously amended, with Huntington making certain changes including (i) an increase, from $12 million to $13.8 million, in the amount of available credit during the month of March 2004, (ii) the modification of the Borrowing Base (as defined in the Fifth Amendment) to exclude from eligible inventory the inventory of R. G. Barry located outside of the United States and to reduce the Borrowing Base by $2,100,000, the approximate amount of R G. Barry's obligations to Metropolitan, (iii) the consent to
      R. G. Barry's borrowing of the aggregate sum of $2.2 million under the policies of insurance owned by R. G. Barry and insuring the life of Gordon Zacks and (iv) the grant to Huntington and Metropolitan of an assignment of and lien on one of these life insurance policies; and (y) on March 10, 2004, R. G. Barry entered into a separation agreement with Gordon Zacks providing for Mr. Zacks' retirement as President and Chief Executive Officer of R. G. Barry and an executive employment contract with Thomas M. Von Lehman pursuant to which Mr. Von Lehman was named as interim President and Chief Executive Officer of R. G. Barry. The Fifth Amendment, the separation agreement and the executive employment contract were attached to the Form 8-K as Exhibits 4, 10.1 and 10.2, respectively.

      On April 1, 2004, R. G. Barry filed a Current Report on Form 8-K, dated the same date, reporting that on March 29, 2004, R. G. Barry had entered into a new factoring and financing agreement (the "CIT Facility") with The CIT Group/Commercial Services, Inc. ("CIT") under which CIT, in its sole discretion, may advance to R. G. Barry loans and arrange for the issuance of letters of credit in an aggregate amount up to $35 million, subject to a borrowing base formula, and R. G. Barry had granted to CIT a first priority lien and mortgage on substantially all of R. G. Barry's assets, including accounts receivable, inventory, intangibles, equipment, intellectual property and real estate and a pledge of the stock of R. G. Barry's wholly-owned U.S. subsidiaries. R. G. Barry also reported that on March 30, 2004, R. G. Barry borrowed under the CIT Facility approximately $10.3 million to repay all outstanding indebtedness, and related charges, under the Revolving Credit Agreement, as amended, with Huntington and approximately $2.3 million to repay all outstanding indebtedness under the Note Agreement, as amended, between R. G. Barry and Metropolitan and that those agreements had terminated. The Factoring Agreement, the Letter of Credit Agreement, the Grant of Security Interest in Patents, Trademarks and Licenses, the Equipment Security Agreement and the Inventory Security Agreement, each dated March 29, 2004, between R. G. Barry and CIT, were filed as Exhibits 4.1 through 4.5 to the Form 8-K.

      On April 5, 2004, R. G. Barry furnished information in a Current Report on Form 8-K, dated the same date, reporting that on April 2, 2004, R. G. Barry issued a press release reporting on its results of operations for the fiscal year ended January 3, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 R. G. BARRY CORPORATION
                                 -------------------------------
                                 Registrant

May 18, 2004
  Date

                                 /s/ Daniel D. Viren
                                 -------------------------------
                                 Daniel D. Viren
                                 Senior Vice President - Finance, Chief
                                   Financial Officer,
                                 Secretary and Treasurer
                                 (Principal Financial Officer)
                                 (Duly Authorized Officer)

                            R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS

Exhibit No.                                        Description                                             Location
-----------  -----------------------------------------------------------------------------------------   --------------
  31.1       Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)                        Filed herewith

  31.2       Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)                        Filed herewith

  32.1       Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)   Filed herewith