Form 10-Q
period 2004-07-03
BARRY R G CORP /OH/
filed 2004-08-17
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Shares, $1 Par Value, Outstanding as of July 3, 2004 - 9,836,602

                          Index to Exhibits at page 22
                                     Page 1

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    July 3, 2004   January 3, 2004
                                                                     (unaudited)
                                                                    ------------   ---------------
                                                                          (in thousands)
ASSETS:
   Cash                                                               $  1,630         $  2,012
   Accounts receivable (less allowances of
        $5,296 and $18,494, respectively)                                8,417            7,118
   Assets held for disposal                                                290               --
   Inventory                                                            32,142           32,797
   Prepaid expenses                                                      1,735            2,452
                                                                      --------         --------
         Total current assets                                           44,214           44,379
                                                                      --------         --------
   Property, plant and equipment, at cost                               17,095           35,274
      Less accumulated depreciation and amortization                    12,219           25,905
                                                                      --------         --------
         Net property, plant and equipment                               4,876            9,369
                                                                      --------         --------
   Other assets                                                          3,593            7,532
                                                                      --------         --------
         Total assets                                                 $ 52,683         $ 61,280
                                                                      ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term notes payable                                             20,678            2,000
   Current installments of long-term debt                                1,847            3,869
   Accounts payable                                                      5,532            7,485
   Accrued expenses                                                      6,075            5,180
                                                                      --------         --------
      Total current liabilities                                         34,132           18,533
                                                                      --------         --------
   Accrued retirement costs and other, net                              14,576           14,841
   Long-term debt, excluding current installments                        1,269            2,141
                                                                      --------         --------
            Total liabilities                                           49,977           35,515
                                                                      --------         --------
   Minority interest                                                       388              378
   Shareholders' equity:
      Preferred shares, $1 par value per share Authorized
         3,775 Class A shares, 225 Series I Junior Participating
         Class A Shares, and 1,000 Class B Shares, none issued              --               --
      Common shares, $1 par value per share
         Authorized 22,500 shares (excluding treasury shares)            9,837            9,834
      Additional capital in excess of par value                         12,851           12,851
      Deferred compensation                                                (35)             (84)
      Accumulated other comprehensive loss                              (3,419)          (3,370)
      Retained earnings (accumulated deficit)                          (16,916)           6,156
                                                                      --------         --------
         Net shareholders' equity                                        2,318           25,387
                                                                      --------         --------
         Total liabilities and shareholders' equity                   $ 52,683         $ 61,280
                                                                      ========         ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Thirteen weeks ended            Twenty-six weeks ended
                                      -----------------------------   -----------------------------
                                      July 3, 2004    June 28, 2003   July 3, 2004    June 28, 2003
                                      ------------    -------------   ------------    -------------
                                                              (unaudited)
                                              (in thousands, except per share amounts)
Net sales                               $ 14,516        $ 19,016        $ 32,946        $ 39,394
Cost of sales                             10,483          12,563          23,400          25,856
                                        --------        --------        --------        --------
    Gross profit                           4,033           6,453           9,546          13,538
Selling, general and
    administrative expense                 8,857          10,018          20,054          21,575
Restructuring and asset
    impairment charges                     3,619               -          11,901             200
                                        --------        --------        --------        --------
Operating loss                            (8,443)         (3,565)        (22,409)         (8,237)
Other income                                  45               -              90              53
Net interest expense                        (291)           (297)           (532)           (471)
                                        --------        --------        --------        --------
Loss from continuing operations
    before income tax (expense)
    benefit and minority interest         (8,689)         (3,862)        (22,851)         (8,655)
Income tax (expense) benefit                (230)          1,474            (228)          3,341
Minority interest, net of tax                (10)             (7)             (9)            (35)
                                        --------        --------        --------        --------
Loss from continuing operations           (8,929)         (2,395)        (23,088)         (5,349)
Income (loss) from discontinued
operations, net of income tax                 16            (390)             16          (1,308)
                                        --------        --------        --------        --------
   Net loss                             ($ 8,913)       ($ 2,785)       ($23,072)       ($ 6,657)
                                        ========        ========        ========        ========
Net loss per common share
      Basic and diluted                 ($  0.91)       ($  0.29)       ($  2.34)       ($  0.68)
                                        ========        ========        ========        ========
Average number of common
   shares outstanding
      Basic and diluted                    9,839           9,815           9,839           9,813
                                        ========        ========        ========        ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Twenty-six weeks ended
                                                              -----------------------------
                                                              July 3, 2004    June 28, 2003
                                                              ------------    -------------
                                                                       (unaudited)
                                                                     (in thousands)
Cash flows from operating activities:
   Net loss                                                     ($23,088)       ($ 6,657)
   Net income (loss) from discontinued operations                     16          (1,308)
                                                                --------        --------
      Net loss from continuing operations                        (23,072)         (5,349)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of
            property, plant and equipment                            843             844
         Restructuring and impairment non-cash charges             6,486              --
         Amortization of deferred compensation                        50              58
         Minority interest, net of tax                                 9              35
         Changes in:
            Accounts receivable, net                              (1,275)         (2,366)
            Inventory                                                580         (11,174)
            Prepaid expenses                                         716            (458)
            Deferred and recoverable income taxes                     --           1,391
            Other                                                    826             888
            Accounts payable                                      (1,428)            420
            Accrued expenses                                         918          (1,964)
            Accrued retirement costs and other, net                 (186)             17
                                                                --------        --------
               Net cash used in continuing operations            (15,533)        (17,658)
                                                                --------        --------
                 Net cash used in discontinued operations           (533)         (1,654)
                                                                --------        --------
                    Net cash used in operating activities        (16,066)        (19,312)
                                                                --------        --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                       (123)         (1,568)
   Proceeds from the sale of
        property, plant and equipment                                 64              --
                                                                --------        --------
         Net cash used in investing activities                       (59)         (1,568)
                                                                --------        --------
Cash flows from financing activities:
   Proceeds from short-term notes, net                            28,936          18,000
   Repayments of short-term notes                                (10,204)             --
   Repayment of long-term debt                                    (2,976)           (446)
   Proceeds from shares issued and other                               2             121
                                                                --------        --------
         Net cash provided by financing activities                15,758          17,675
                                                                --------        --------
Effect of exchange rates on cash                                     (15)             38
                                                                --------        --------
Net decrease in cash                                                (382)         (3,167)
Cash at the beginning of the period                                2,012           6,881
                                                                --------        --------
Cash at the end of the period                                   $  1,630        $  3,714
                                                                ========        ========
Supplemental cash flow disclosures:
   Interest paid                                                $    508        $    416
                                                                ========        ========
   Income taxes paid (refunded), net                            $     28        ($ 4,653)
                                                                ========        ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Under Item 1 of Part I of Form 10-Q
              for the periods ended July 3, 2004 and June 28, 2003
                      (in thousands, except per share data)

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

                            Thirteen weeks ended             Twenty-six weeks ended
                       ------------------------------    -----------------------------
                       July 3, 2004     June 28, 2003    July 3, 2004    June 28, 2003
                       ------------     -------------    ------------    -------------
Net loss:
     As reported        $  (8,913)        $  (2,785)      $  (23,072)      $  (6,657)
     Pro forma             (9,057)           (2,976)         (23,359)         (6,988)

Net loss per share:
     As reported        $   (0.91)        $   (0.29)      $    (2.34)      $   (0.68)
     Pro forma              (0.93)            (0.30)           (2.37)          (0.70)

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      Under Item 1 of Part I of Form 10-Q
        for the periods ended July 3, 2004 and June 28, 2003 - continued
                      (in thousands, except per share data)

      Using the Black-Scholes option pricing model, the per-share, weighted-average fair value of stock options granted during 2004 and 2003, was $1.20 and $1.69, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of July 3, 2004, and June 28, 2003 were:

                                     July 3, 2004    June 28, 2003
                                     ------------    -------------
Expected dividend yield                   0%               0%
Expected volatility                       60%             50%
Risk-free interest rate                  3.00%           3.00%
Expected life-ISO grants                6 years         6 years
Expected life-nonqualified grants     2 - 8 years       8 years

4. Income tax expense (benefit), from continuing operations, for the twenty-six week periods ended July 3, 2004 and June 28, 2003, consisted of:

                                     2004      2003
                                     ----      ----
U. S. Federal and
   Foreign tax expense (benefit)     $228    $(2,952)
State & Local tax
   expense (benefit)                   --       (389)
                                     ----    -------
     Total                           $228    $(3,341)
                                     ====    =======

      Income tax expense (benefit) for the twenty-six week periods ended July 3, 2004 and June 28, 2003 differed from the amounts computed by applying the
      U. S. federal income tax rate of 34.0 percent to pretax loss, as a result of the following:

                                        2004        2003
                                        ----        ----
Computed "expected"  tax:
     U. S. Federal                    $(7,850)    $(2,943)
     Valuation allowance                7,850          --
     Foreign and other, net               228        (141)
     State & Local benefit, net of
         Federal tax benefit               --        (257)
                                      -------     -------
          Total                       $   228     $(3,341)
                                      =======     =======

5. Basic net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the employee stock purchase plan. Diluted loss per common share as of July 3, 2004 and June 28, 2003 does not include the effect of potential common shares due to the antidilutive effect of these instruments, as a result of the losses incurred during the periods noted.

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
        for the periods ended July 3, 2004 and June 28, 2003 - continued
                      (in thousands, except per share data)

6.    Inventory by category for the Company consisted of the following:

                        July 3,    January 3,
                         2004        2004
                         ----        ----
Raw materials           $ 2,172     $ 3,771
Work in process             155         615
Finished goods           29,815      28,471
                        -------     -------
     Total inventory    $32,142     $32,797
                        =======     =======

     Inventory is presented at its net realizable value, net of write-downs. Raw materials reflect a write-down balance of $2,153 as of July 3, 2004 and $2,839 as of January 3, 2004, and finished goods reflect a write-down balance of $194 as of July 3, 2004 and $3,022 as of January 3, 2004.

7. Restructuring and asset impairment charges - The Company has previously announced plans to reduce costs and improve operating efficiencies, and has recorded restructuring and asset impairment charges as components of operating expense. The following schedule highlights actual activities for the twenty-six week period through July 3, 2004, with comparative information through June 28, 2003.

                                                                         Non-Cash
                               As of                                    Write-Offs      As of
                              Jan. 3,      Charges      Estimate           and         July 3,
                               2004        in 2004     Adjustments     Paid in 2004     2004
                               ----        -------     -----------     ------------     ----
Employee separations          $  174       $  2,566       $  (9)         $  2,021      $   710
Other exit costs                  --          1,708          --             1,708           --
Noncancelable lease costs         --          1,349          --                77        1,272
Asset impairments                 --          6,287          --             6,287           --
                              ------       --------       -----          --------      -------
Total restructuring costs     $  174       $ 11,901       $  (9)         $ 10,093      $ 1,982
                              ======       ========       =====          ========      =======

     The Company expects that a substantial portion of the accrued obligations will be paid before the end of the 2004 fiscal year.

                                                                         Non-Cash
                               As of                                    Write-Offs      As of
                              Dec. 28,     Charges       Estimate          and         June 28,
                                2002       in 2003     Adjustments     Paid in 2003     2003
                               ----        -------     -----------     ------------     ----
Employee separations          $ 1,530            -           -           $ 1,010        $ 520
Asset impairments                   -          200           -               200            -
Noncancelable lease costs         208            -           -                 8          200
                              -------        -----       -----           -------        -----
Total restructuring costs     $ 1,738        $ 200           -           $ 1,218        $ 720
                              =======        =====       =====           =======        =====

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
        for the periods ended July 3, 2004 and June 28, 2003 - continued
                     (in thousands, except per share data)

8. Segment Information - The Company manufactures and markets comfort footwear for at- and around-the-home. The Company considers its "Barry Comfort" at- and around-the-home comfort footwear groups in North America and in Europe, as its two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, including such items as a) costs of certain administrative functions, b) current and deferred income tax expense (benefit) and deferred tax assets (liabilities), and c) in some periods, certain other operating provisions.

                                   Barry Comfort
                                -------------------
  Twenty-six weeks ended          North
      July 3, 2004               America     Europe     Total
                                 -------     ------     -----
Net sales                       $ 28,368     $4,578    $ 32,946
Gross profit                       8,860        686       9,546
Depreciation and
      amortization                   722        121         843
Interest expense                     501         31         532
Restructuring and asset
      impairment charges          11,901         --      11,901
Pre tax profit (loss) from
      continuing operations      (22,943)        92     (22,851)
Additions to property, plant
      and equipment                   92         31         123
Total assets devoted            $ 51,279     $1,404    $ 52,683
                                ========     ======    ========

                                   Barry Comfort
                                -------------------
  Twenty-six weeks ended          North
      June 28, 2003              America     Europe     Total
                                 -------     ------     -----
Net sales                       $ 34,091     $5,303    $39,394
Gross profit                      12,650        888     13,538
Depreciation and
       amortization                  737        107        844
Interest expense                     450         21        471
Restructuring and asset
      impairment charges             200          -        200
Pre tax loss from
      continuing operations       (8,249)      (406)    (8,655)
Additions to property, plant
      and equipment                1,500         68      1,568
Total assets devoted            $ 89,418     $6,499    $95,917
                                ========     ======    ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
        for the periods ended July 3, 2004 and June 28, 2003 - continued
                      (in thousands, except per share data)

8.    Segment information - continued

                                   Barry Comfort
                                -------------------
  Thirteen weeks ended            North
      July 3, 2004               America     Europe      Total
                                 -------     ------      -----
Net sales                       $ 12,852     $1,664    $ 14,516
Gross profit                       3,644        389       4,033
Depreciation and
      amortization                   367         59         426
Interest expense                     271         20         291
Restructuring and asset
      impairment charges           3,619         --       3,619
Pre tax profit (loss) from
      continuing operations       (8,748)        57      (8,689)
Additions to property, plant
       and equipment                  57         25          82
Total assets devoted            $ 51,279     $1,404    $ 52,683
                                ========     ======    ========

                                   Barry Comfort
                                -------------------
   Thirteen weeks ended           North
      June 28, 2003              America     Europe     Total
                                 -------     ------     -----
Net sales                       $ 16,959     $2,057    $19,016
Gross profit                       6,156        297      6,453
Depreciation and
      amortization                   392         14        406
Restructuring and asset
      impairment charges              --         --         --
Interest expense, net                282         15        297
Pre tax loss from
      continuing operations       (3,471)      (391)    (3,862)
Additions to property, plant
       and equipment                 651          -        651
Total assets devoted            $ 89,418     $6,499    $95,917
                                ========     ======    =======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
        for the periods ended July 3, 2004 and June 28, 2003 - continued
                      (in thousands, except per share data)

9. During 2003, the Company sold certain assets of its Vesture thermal products subsidiary. Selected financial data relating to the discontinued operations follows:

                                      Thirteen weeks ended   Twenty-six weeks ended
                                      --------------------   ----------------------
                                        July 3,    June 28,    July 3,     June 28,
                                         2004       2003        2004         2003
                                         ----       ----        ----       -------
Net sales                               $  --       $ 878       $ --       $ 1,759
                                        =====       =====       ====       =======
Gross profit                               --          97         --            57
Selling, general and administrative        (2)        392         (2)        1,686
Income (loss) on sale of certain
  assets relating to
    discontinued operations                14        (223)        14          (223)
                                        -----       -----       ----       -------
Income (loss) from discontinued
   operations before income tax            16        (363)        16        (1,745)
Income tax benefit                         --         196         --           660
                                        -----       -----       ----       -------
Income (loss) from discontinued
   operations net of income tax         $  16       $(390)      $ 16       $(1,308)
                                        =====       =====       ====       =======

10.   Employee Retirement Plans

      The Company uses a measurement date of September 30 in making the required pension computations on an annual basis. In 2004, the Company has potential pension related payments of $1,617 for unfunded, nonqualified supplemental retirement plans as well as for payments anticipated for the 2003 year and 2004 quarterly estimated contributions into the funded, qualified associate retirement plan. The Company has applied for a deferral of the lump 2003 payment due in September 2004, approximating $747, and is awaiting approval of this application by the Internal Revenue Service. Once approved, this payment anticipated in the contribution projection above for 2004 will be deferred to 2005. During the first six months of 2004, the Company made payments totaling $286 under its qualified retirement plan and its nonqualified supplemental retirement plan.

      The components of net periodic benefit cost for the retirement plans were:

                          Thirteen weeks ended  Twenty-six weeks ended
                          --------------------  ----------------------
                           July 3,   June 28,     July 3,     June 28,
                            2004       2003        2004        2003
                           ------    --------     -------     -------
Service cost               $  --      $ 230       $   214     $   461
Interest cost                564        519         1,123       1,085
Expected return on plan
     assets                 (506)      (504)       (1,003)     (1,009)
Net amortization              31        (20)          159          54
Curtailment loss              --         --         1,128          --
                           -----      -----       -------     -------
  Total pension expense    $  89      $ 225       $ 1,621     $   591
                           =====      =====       =======     =======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, and are based upon information available to the Company on the date of this Report. Our forward-looking statements inherently involve risks and uncertainties that could cause actual results and outcomes to differ materially from those anticipated by our forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the ability of the Company to close its manufacturing facilities in Mexico in accordance with plan without incurring substantial unplanned cost or delays or experiencing unforeseen labor difficulties; the ability of the Company to substantially increase its sourcing of products from outside North America to replace the products previously manufactured in its own plants in Mexico without incurring substantial unplanned cost and without negatively impacting delivery times or product quality; the continuing willingness of CIT to fund the Company's financing requirements under CIT's discretionary factoring and financing arrangement with the Company; the Company's ability to reduce its inventory levels in accordance with its plan; the continued demand for the Company's products by its customers and the continuing willingness of its customers and suppliers to support the Company as it implements its new business plan; the ability of the Company generally to successfully implement its new business plan; the unexpected loss of key management; and the impact of competition on the Company's market share. Other risks to the Company's business are detailed in our previous press releases, shareholder communications and Securities Exchange Act filings including our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Except as required by applicable law, we do not undertake to update the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information that becomes available after the date hereof.

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

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Critical Business Issues - continued

- We have reduced costs by closing our Mexican manufacturing facilities during the second quarter of 2004 and we are relying upon third party contract manufacturers in China and other locations outside North America to manufacture our products.

- We intend to further reduce operating costs through the closure of our operations support office in San Antonio, Texas by the end of 2004. The staff at this facility primarily supports our operations in Mexico. Some functions performed in San Antonio will be maintained and relocated to our Columbus, Ohio headquarters. As a result of the early termination of the office lease in San Antonio, we currently estimate that additional restructuring charges of approximately $300 thousand, relating to the early lease termination, will be incurred during the last half of 2004.

-     We expect to reduce our inventory levels from year-end 2003 levels.

We concluded that the actions contemplated by the 2004 business plan were necessary to materially reduce and eventually eliminate the operating losses incurred in 2002 and 2003. Because the business plan will result in substantial changes in the way in which we have done business for many years, we recognize that the implementation of the business plan carries business risks, which have been discussed in the section captioned "Risk Factors" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Implementation of the business plan has resulted in significant costs in the form of severance payments and asset write-downs, and is expected to result in additional such costs during the second half of 2004. (See also Note 7 of Notes to Consolidated Financial Statements.) In part due to these costs and write-downs, we expect to report an operating loss in 2004.

      2004 Liquidity

Based on the actions being taken in 2004 to create a lower-cost, more efficient business model, as described above, and the new CIT Facility, as described below under "CIT Credit Facility", management believes that there should be sufficient liquidity and capital resources to fund our operations through the balance of fiscal 2004, including our anticipated restructuring costs. Although our restructuring involves cash outlays, the majority of the 2004 restructuring costs are expected to be non-cash in nature and we expect that our plans to reduce inventory should generate additional cash flow.

We recognize that the implementation of our new business plan presents business risks, and as discussed, we can give no assurance of the plan's success. However, we believe that the new business model, once implemented, should give the Company a reasonable opportunity to return to profitability, although that will not occur in 2004.

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

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Critical Accounting Policies and Use of Estimates - continued

A summary of the more critical of these accounting policies requiring management estimates follows:

      a) We recognize revenue when goods are shipped from our warehouses distribution points to our customers and title passes. In certain circumstances, we have made arrangements with customers that provide for returns, discounts, promotions and other incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in the amount of accounts receivable. As a result of the rapidly changing retail environment and the ever-changing economic environment, it is possible that returns or retailer promotions and incentives could be different than anticipated. Accordingly, we have identified this estimate as one requiring significant management judgement. Where appropriate, we also estimate an amount for the potential of doubtful accounts as a result of bad debts.

      b) We value inventories using the lower of cost or market method, based upon a standard costing method. We evaluate our inventories for any impairment in realizable value in light of the prior selling season, the economic environment, and our expectations for the upcoming selling seasons, and we provide appropriate write-downs under the circumstances. As of July 3, 2004, we estimated that the standard cost valuation of our inventory exceeded the estimated net realizable value of that inventory by $2.3 million, compared with a similar estimate made as of June 28, 2003 of $1.2 million.

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

      d) We record accounts receivable net of allowances for potential future returns, allowable retailer promotions and incentives, anticipated discounts, and where appropriate allowances for doubtful accounts. Allowances for doubtful accounts are determined through analysis of the aging as of the date of the consolidated financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions. Costs associated with potential returns of products as well as allowable customer markdowns and operational chargebacks, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances. These provisions are based upon seasonal negotiations and historic deduction trends, net expected recoveries and the evaluation of current market conditions. With the new CIT Facility in 2004, our exposure to bad debts is greatly diminished.

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

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Critical Accounting Policies and Use of Estimates - continued

      f) We make estimates of the future costs associated with restructuring plans related to operational changes that we have announced. As of July 3, 2004, we had an accrued balance of $2.0 million relating to the estimated future costs of closing or reorganizing certain operations, as previously outlined. As of June 28, 2003, we had an accrued balance of $720 thousand for similar restructuring and reorganization activities. Should the actual costs of these activities exceed these estimates, the excess costs will be recognized in the period in which such costs occur. Conversely, should the costs of such restructuring be less than the amounts estimated, future periods would benefit by that difference.

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

Liquidity and Capital Resources

As of the end of the second quarter of 2004, we had $10.1 million in net working capital. This compares with $35.4 million at the end of the second quarter of 2003, and $25.8 million at fiscal year-end 2003. The declines in net working capital from the end of the second quarter of 2003 and from fiscal year-end 2003 to the end of the second quarter of 2004 are primarily the result of the net losses we have incurred during the periods.

The primary components of net working capital have changed as follows:

- Net accounts receivable decreased from $14.9 million at the end of the second quarter of 2003, to $8.4 million at the end of the second quarter of 2004. A portion of the decrease in accounts receivables reflects the $4.5 million decrease in net sales during the second quarter of 2004 compared with the same quarter in 2003. Accounts receivable at the end of the second quarter of 2004 increased by $1.3 million from $7.1 million at the end of fiscal 2003, representing a seasonal pattern of changes in receivables.

- Inventories ended the second quarter of 2004 at $32.1 million compared with $43.7 million one year ago, and $32.8 million as of the end of fiscal 2003. Compared with one year ago, there is a decrease in aggregate raw materials and work in process inventories from period to period of approximately $7.4 million, and an approximate $4.2 million decrease in finished goods inventory. This is consistent with our new business model - eliminating our production in Mexico and purchasing finished goods from third parties in China and elsewhere. The amount of inventory has also decreased from the end of fiscal 2003 by $655 thousand, consistent with our new business operating model.

- We ended the second quarter of 2004 with $1.6 million in cash and cash equivalents, compared with $3.7 million at the end of the second quarter of 2003. At the end of fiscal 2003, we had $2.0 million in cash and cash equivalents. At the end of the second quarter of 2004, we had borrowed $18.5 million in short-term notes from CIT plus $2.2 million against a life insurance policy insuring one of the Company's former executives, compared with $18 million in short-term notes borrowed from our bank at the end of the second quarter of 2003. In addition, at the end of the second quarter of 2003, there was an outstanding balance of $4.3 million due the Metropolitan Life Insurance Company under an existing 9.7% Long Term Note which the we repaid late in March 2004. The increase in short-term borrowings at the end of the second quarter of 2004 compared with the end of the second quarter of 2003, is primarily related to the losses that we incurred during the second half of 2003 and the first half of 2004. At the end of fiscal 2003 there were $2.0 million in short-term bank borrowings outstanding.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Net capital expenditures during the first half of 2004 amounted to $59 thousand compared with $1.6 million during the first half of 2003. All expenditures in both years were funded out of working capital. As we transition from a manufacturing business model to an outsourcing model for procuring our finished goods products, we expect capital expenditures in future periods will continue at less than historic levels.

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

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Amounts outstanding under the CIT Facility bear interest at the prime rate as announced by JPMorgan Chase Bank ("Prime Rate") plus 1% (averaging 5% throughout the second quarter of 2004; increasing to 5.25% effective July 1, 2004 and as of the end of the second quarter on July 3, 2004). Interest is charged as of the last day of each month, and any change in the Prime Rate will take effect the first month following the change in the Prime Rate. Upon entering into the CIT Facility, we paid to CIT an initial facility set-up fee of $262,500. The term of the CIT Facility is for a period of three years. As of July 3, 2004, the outstanding balance under the CIT Facility was $18.5 million. The amount available to borrow under the CIT Facility changes daily, and we estimate that there was $4.0 million available to borrow under the CIT Facility as of July 3, 2004.

For financial statement purposes, the factoring of receivables under the CIT Facility is not considered a sale of receivables. As such, the amounts advanced by CIT are considered short-term loans and are included within short-term notes payable on the accompanying consolidated balance sheet.

We expect to meet our liquidity requirements for the remainder of 2004 from internally generated funds and borrowings under the CIT Facility. The amount of credit available under the CIT Facility is based, in part, on accounts receivable so that the adequacy of the CIT Facility in meeting our liquidity requirements will depend on the our sales results during the remainder of 2004. As discussed below in "Results of Operations-Continuing Operations," our net sales in the first half of 2004 declined by 16.4% as compared to net sales in the first half of 2003. This reduction resulted, in part, from our customers' concerns about our publicly announced liquidity concerns very early in 2004 and our introduction of new return policies which limit the magnitude of returned merchandise from our customers.

      Other Short-Term Debt

Early in March 2004, we borrowed $2.2 million against the cash surrender value of life insurance policies insuring one of our former key executives. This $2.2 million indebtedness is classified within short-term notes payable in the accompanying consolidated balance sheet.

      Other Long-Term Indebtedness

Effective January 1, 2002, the 15% duty imposed by the United States on slippers made in Mexico was eliminated. The slipper tariff had been scheduled for reduction at the rate of 2.5% per year until the scheduled elimination on January 1, 2008.

We utilized third parties to assist us in obtaining this tariff relief. Upon the successful conclusion, we agreed to pay an aggregate of approximately $6.25 million, mostly in equal quarterly installments over a four-year period through the end of 2005. For accounting purposes, a portion of the payment to the consultants has been treated as debt and a portion of the payment has been treated as an imputed interest charge associated with that debt. The net present value of this four-year obligation, which is subordinated to our other obligations, is included within current installments and long-term debt at its discounted present value totaling $2.1 million as of the end of the second quarter of 2004.

      Off Balance Sheet Arrangements

There have been no material changes in our "Off Balance Sheet Arrangements" and "Contractual Obligations" since the end of fiscal 2003, other than routine lease payments, the repayment of the Metropolitan Note, cancellation of the Revolver, and obtaining the CIT Facility, as noted above.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Results of Operations - Continuing Operations

During the second quarter of 2004, net sales amounted to $14.5 million, approximately $4.5 million less than net sales of $19.0 million during the same quarter in 2003. For the first half of 2004, net sales amounted to $32.9 million, compared with $39.4 million during the first half of 2003. Substantially all of the net sales decline both in the quarter and for the first half occurred in Barry Comfort North America, with a smaller portion attributable to Barry Comfort Europe. (See also Note 8 of Notes to Consolidated Financial Statements for selected segment information.) A portion of the decline in Barry Comfort North America net sales occurred in our branded Dearfoams(R) line of slippers for men and women, with smaller offsetting increases in our net sales to our mass merchandising customers. We believe that this overall reduction in net sales was attributable, in part, to our customers' concern about our publicly announced liquidity concerns early in 2004 and our introduction of new return policies which limit the magnitude of returned merchandise accepted from our customers.

Gross profit during the second quarter of 2004, amounted to $4.0 million, or
27.8 percent of net sales. This compares with gross profit of $6.5 million, or
33.9 percent of net sales, in the same quarter of 2003. For the six months, gross profit as a percent of net sales was 29.0 percent in 2004 compared with
34.4 percent in 2003. The most significant portion of the decline in gross profit dollars is the result of the decrease in net sales for the periods, while a portion of the decline is the result of a change in sales mix. During 2004, a greater proportion of sales was made through the mass merchandising channels of distribution with relatively fewer sales of the Company's branded Dearfoams(R); in addition, during 2004, we sold more closeout merchandise than in prior periods, also adversely impacting gross profit.

Selling, general and administrative expenses during the second quarter amounted to $8.9 million, about $1.2 million lower than the same quarter one year ago. For the six months, these expenses amounted to $20.1 million, compared with $21.6 million for the same six months last year. The decrease in these expenses reflects the initial efforts of reducing the size of the business under the new business operating model as we reduce our dependence upon manufacturing and transition to a company dependent upon third parties and the importation of merchandise.

During the second quarter of 2004, we recognized $3.6 million in restructuring and asset impairment charges, and during the first six months, we have recognized a total of $11.9 million in restructuring and asset impairment charges. These charges relate to the decisions during the first six months of 2004 to close all of the manufacturing operations in Mexico and begin to source all of our product needs from third party manufacturers in China. This compares with a $200 thousand asset impairment charge during the first six months of 2003. (See also Note 7 of Notes to Consolidated Financial Statements for added information relating to restructuring and asset impairment charges.) As a part of the closing of our Mexican manufacturing operations, we engaged a firm to conduct a public auction of a substantial portion of our manufacturing equipment. The auction was conducted in early August 2004. We also engaged the services of The Meridian Group ("Meridian") to assist us in identifying auction firms that could successfully market and sell our equipment in Mexico. Our acting Chief Executive Office, Thomas Von Lehman, is currently on leave from Meridian, and Mr. Von Lehman's spouse is the President and sole owner of Meridian. We expect to pay Meridian a fee at their normal and customary rates for providing such services.

   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations - continued

Net interest expense decreased slightly during the second quarter from 2003 to 2004, although net interest expense increased for the six months from 2003 to 2004. During the second quarter of 2004, net interest expense amounted to $291 thousand compared with $297 thousand during the second quarter of 2003. During 2004, we have borrowed relatively more under the CIT facility than we did during 2003 using the Revolving Credit Agreement that was in effect at that time. Also in 2004 the average interest rate charged under the CIT Facility is approximately 1 percent greater than under the Revolver. The decline in interest expense during the second quarter is largely due to the early repayment of the Metropolitan Note on March 30, 2004, which carried a coupon interest rate of 9.7% replacing that with funding under the CIT Facility at 5 percent.

For the second quarter of 2004, we incurred a net loss of $8.9 million, or $0.91 per diluted share, compared with a net loss incurred during the second quarter of 2003 of $2.8 million, or $0.29 per diluted share. For the first six months of 2004, we incurred a net loss of $23.1 million, compared with a net loss of $6.7 million in 2003, including a net loss from discontinued operations of $1.3 million in 2003.

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments - Foreign Currency

We have historically transacted business in a number of foreign countries. Our primary foreign currency net cash outflows historically have occurred in Mexico. We have not hedged anticipated foreign currency net cash outflows in the Mexican Peso, as the Peso generally has declined in value over time, when compared with the U. S. Dollar. With our new business plan as discussed elsewhere, our foreign currency exposure in Mexican Pesos has diminished for future periods.

Our primary foreign currency net cash inflows have been generated from Canada. At times, we have employed a foreign currency hedging program utilizing currency forward exchange contracts for anticipated net cash inflows from Canada. Under this program, increases or decreases in local operating revenue as measured in
U. S. Dollars are partially offset by realized gains and losses on hedging instruments. The goal of the hedging program is to fix economically the exchange rates on projected foreign currency net cash flows. Foreign currency forward contracts are not used for trading purposes.

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

We believe that the impact of foreign currency forward contracts has not been material to our financial condition or results of operations. During the twenty-six weeks ended July 3, 2004, we have had no foreign currency exchange contracts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in R. G. Barry's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry's fiscal quarter ended July 3, 2004, that have materially affected, or are reasonably likely to materially affect, R. G. Barry's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On June 8, 2004, R. G. Barry Corporation ("R. G. Barry") received a "30-day letter" from the Internal Revenue Service ("IRS") proposing certain adjustments which, if sustained, would result in an additional tax obligation approximating $4 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, R. G. Barry submitted to the IRS a letter protesting the proposed adjustments. R. G. Barry intends to vigorously contest the proposed adjustments.

Item 2. Changes in Securities and Use of Proceeds

      (a)   through (d) not applicable

      (e) R. G. Barry did not purchase any of its common shares during the quarterly period ended July 3, 2004. R. G. Barry does not currently have in effect a publicly announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

      (a), (b) not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      (a) R. G. Barry's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 27, 2004. At the close of business on the record date, April 1, 2004, 9,836,602 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 9,179,029, or 93.3% of the outstanding common shares entitled to vote, were represented in person or by proxy.

      (b)   Director elected at the Annual Meeting, for three-year term, was:
            Edward M. Stan

               For:  8,230,406    Withheld:  948,623   Broker non-votes:    none

            Other directors whose terms of office continued after the Annual
            Meeting:

              Christian Galvis    Roger E. Lautzenhiser    David P. Lauer
              Janice Page         Harvey A. Weinberg       Gordon Zacks

      (c)   See Item 4(b) for the voting results for directors

            Proposal to adopt amendments to Article IV of the Company's Code of Regulations to clarify and separate the roles of officers:

               For:         9,083,176     Against:           75,575
               Abstain:        23,278     Broker non-votes:    none

      (d)   Not Applicable

Item 5. Other Information

         No response required

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits: See Index to Exhibits on page 22.

      (b)   Reports on Form 8-K:

            On April 5, 2004, R. G. Barry Corporation ("R. G. Barry") furnished information to the SEC on a Current Report on Form 8-K dated that same date, reporting under "Item 12. Results of Operations and Financial Condition" that on April 2, 2004, R. G. Barry issued a news release reporting operating results for the fiscal year ended January 3, 2004.

            On May 18, 2004, R. G. Barry furnished information to the SEC on a Current Report on Form 8-K dated that same date, reporting under "Item 12. Results of Operations and Financial Condition" that on May 17, 2004, R. G. Barry issued a news release reporting operating results for its first quarter ended April 3, 2004.

            On June 9, 2004, R. G. Barry filed a Current Report on Form 8-K, dated June 8, 2004, reporting that it had issued a news release announcing that the New York Stock Exchange ("NYSE") will suspend trading in the Company's shares prior to the market opening on June 14, 2004 and NYSE will apply to the SEC to delist the Company's shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   R. G. BARRY CORPORATION
                                   ------------------------------------
                                   Registrant

Date: August 16, 2004              /s/ Daniel D. Viren
                                   ------------------------------------
                                   Daniel D. Viren
                                   Senior Vice President - Finance, Chief
                                   Financial Officer, Secretary and Treasurer
                                   (Principal Financial Officer)
                                   (Duly Authorized Officer)

                            R. G. BARRY CORPORATION
                               INDEX TO EXHIBITS

Exhibit No.                      Description                                     Location
-----------                      -----------                                     --------
   3.1           Certificate adopting amendments to Code of Regulations of     Filed herewith
                 R. G. Barry Corporation (shareholders' action on May 27,
                 2004)

   3.2           Code of Regulations of R. G. Barry Corporation (reflects      Filed herewith
                 all amendments through May 27, 2004)

  10.1           R. G. Barry Corporation Supplemental Benefit Plans Trust      Filed herewith
                 (effective as of September 1, 1995)

  31.1           Rule 13a-14(a)/15d-14(a) Certification (Principal             Filed herewith
                 Executive Officer)

  31.2           Rule 13a-14(a)/15d-14(a) Certification (Acting Principal      Filed herewith
                 Financial Officer)

  32.1           Section 1350 Certifications (Principal Executive Officer      Filed herewith
                 and Principal Financial Officer)