Form 10-Q
period 2004-10-02
BARRY R G CORP /OH/
filed 2004-11-16
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission file number 1-8769

                            R. G. BARRY CORPORATION
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                      31-4362899
           -------------------------------------------------------------
      (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                   Identification Number)

         13405 Yarmouth Road NW, Pickerington, Ohio            43147
         -------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

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

  Common Shares, $1 Par Value, Outstanding as of November 5, 2004 - 9,836,602

                          Index to Exhibits at page 24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     October 2, 2004    January 3, 2004
                                                                                     ---------------    ---------------
                                                                                       (unaudited)
                                                                                     ---------------
                                                                                               (in thousands)
ASSETS:
   Cash                                                                                  $    815           $  2,012
   Accounts receivable (less allowances of
        $8,236 and $18,494, respectively)                                                  25,876              7,118
   Assets held for disposal                                                                   147                 --
   Inventory                                                                               29,549             32,797
   Prepaid expenses                                                                         1,580              2,452
                                                                                         --------           --------
         Total current assets                                                              57,967             44,379
                                                                                         --------           --------

   Property, plant and equipment, at cost                                                  14,320             35,274
      Less accumulated depreciation and amortization                                       11,211             25,905
                                                                                         --------           --------
         Net property, plant and equipment                                                  3,109              9,369
                                                                                         --------           --------

   Other assets                                                                             3,334              7,532
                                                                                         --------           --------
         Total assets                                                                    $ 64,410           $ 61,280
                                                                                         ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term notes payable                                                                29,613              2,000
   Current installments of long-term debt                                                   1,876              3,869
   Accounts payable                                                                         8,757              7,484
   Accrued expenses                                                                         7,566              5,180
                                                                                         --------           --------
      Total current liabilities                                                            47,812             18,533
                                                                                         --------           --------

   Accrued retirement costs and other, net                                                 14,221             14,841

   Long-term debt, excluding current installments                                             745              2,141
                                                                                         --------           --------
         Total liabilities                                                                 62,778             35,515
                                                                                         --------           --------

   Minority interest                                                                          391                378

   Shareholders' equity:
      Preferred shares, $1 par value per share Authorized 3,775 Class A shares,
         225 Series I Junior Participating Class A Shares,
         and 1,000 Class B Shares, none issued                                                 --                 --
      Common shares, $1 par value per share
         Authorized 22,500 shares (excluding treasury shares)                               9,837              9,834
      Additional capital in excess of par value                                            12,851             12,851
      Deferred compensation                                                                   (28)               (84)
      Accumulated other comprehensive loss                                                 (3,391)            (3,370)
      Retained earnings (accumulated deficit)                                             (18,028)             6,156
                                                                                         --------           --------
         Net shareholders' equity                                                           1,241             25,387
                                                                                         --------           --------
         Total liabilities and shareholders' equity                                      $ 64,410           $ 61,280
                                                                                         ========           ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Thirteen weeks ended      Thirty-nine weeks ended
                                       -------------------------  ------------------------
                                       October 2,  September 27, October 2,   September 27,
                                       ----------  ------------- ----------   -------------
                                          2004         2003         2004          2003
                                       ----------  ------------- ----------   -------------
                                                          (unaudited)
                                               (in thousands, except per share amounts)
Net sales                                $34,573     $ 40,001      $67,519      $79,395
Cost of sales                             21,738       23,767       45,138       49,623
                                        --------     --------     --------     --------
   Gross profit                           12,835       16,234       22,381       29,772
Selling, general and
   administrative expense                  9,748       13,410       29,802       34,985

Restructuring and asset
    impairment charges                     4,216            -       16,117          200
                                        --------     --------     --------     --------
Operating earnings (loss)                 (1,129)       2,824      (23,538)      (5,413)

Other income                                  45            -          135           53

Interest expense, net                       (396)        (450)        (928)        (921)

Earnings (loss) from continuing
  operations before income tax
  (expense) benefit and
  minority interest                       (1,480)       2,374      (24,331)      (6,281)
Income tax (expense) benefit                  57         (914)        (171)       2,427
Minority interest, net of tax                 (3)          (4)         (12)         (39)
                                        --------     --------     --------     --------

Earnings (loss) from continuing
  operations                              (1,426)       1,456      (24,514)      (3,893)

Income (loss) from discontinued
  operations, net of income tax              314            3          330       (1,305)
                                        --------     --------     --------     --------

  Net earnings (loss)                   ($ 1,112)    $  1,459     ($24,184)    ($ 5,198)
                                        ========     ========     ========     ========

Net earnings (loss) per common share
    Basic                               ($  0.11)    $   0.15     ($  2.46)    ($  0.53)
                                        ========     ========     ========     ========
    Diluted                             ($  0.11)    $   0.15     ($  2.46)    ($  0.53)
                                        ========     ========     ========     ========

Average number of common
  shares outstanding
    Basic                                  9,839        9,828        9,839        9,818
                                        ========     ========     ========     ========
    Diluted                                9,839        9,972        9,839        9,818
                                        ========     ========     ========     ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Thirty-nine weeks ended
                                                              --------------------------------
                                                              October 2,         September 27,
                                                              ----------         -------------
                                                                 2004                2003
                                                               --------            --------
                                                                        (unaudited)
                                                                       (in thousands)
Cash flows from operating activities:
  Net loss                                                     ($ 24,184)          ($ 5,198)
  Net income (loss) from discontinued operations                     330             (1,305)
                                                                --------           --------
    Net loss from continuing operations                          (24,514)            (3,893)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization of
        property, plant and equipment                              1,122              1,240
      Restructuring and impairment non-cash charges                7,172                 --
      Loss on disposal of fixed assets                                19                335
      Amortization of deferred compensation                           56                 87
      Minority interest, net of tax                                   12                 39
      Changes in:
        Accounts receivable, net                                 (18,730)           (21,026)
        Inventory                                                  3,221            (18,019)
        Prepaid expenses                                             870               (641)
        Deferred and recoverable income taxes                         --              2,426
        Other, net                                                 1,123                995
        Accounts payable                                           1,774              4,488
        Accrued expenses                                           2,405             (1,778)
        Accrued retirement costs and other                          (540)               220
                                                                --------           --------
          Net cash used in continuing operations                 (26,010)           (35,527)
                                                                --------           --------
            Net cash used by discontinued operations                (219)            (1,081)
                                                                --------           --------
              Net cash used by operating activities              (26,229)           (36,608)
                                                                --------           --------

Cash flows from investing activities:
  Purchases of property, plant and equipment                        (111)            (1,595)
  Proceeds from assets sold                                          962              1,165
                                                                --------           --------
      Net cash provided (used) by investing activities               851               (430)
                                                                --------           --------

Cash flows from financing activities:
  Proceeds from short-term notes, net                             37,898             36,000
  Repayments of short-term notes                                 (10,204)                --
  Repayment of long-term debt                                     (3,522)            (2,851)
  Proceeds from shares issued and other                                2                 88
                                                                --------           --------
      Net cash provided by financing activities                   24,174             33,237
                                                                --------           --------

Effect of exchange rates on cash                                       7                 26
                                                                --------           --------

Net decrease in cash                                              (1,197)            (3,775)
Cash at the beginning of the period                                2,012              6,881
                                                                --------           --------
Cash at the end of the period                                   $    815           $  3,106
                                                                ========           ========

Supplemental cash flow disclosures:
  Interest paid                                                 $    904           $    664
                                                                ========           ========
  Income taxes paid (refunded), net                             $     28          ($  4,653)
                                                                ========           ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements Under Item 1 of Part I of Form 10-Q
          for the periods ended October 2, 2004 and September 27, 2003
                      (in thousands, except per share data)

1. These interim consolidated financial statements are unaudited. All adjustments, consisting solely of normal recurring adjustments, have been made which, in the opinion of management, are necessary to fairly present the results of operations.

2. R. G. Barry Corporation and its subsidiaries (the "Company") operate on a fifty-two or fifty-three week fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2004 is a fifty-two week year, while fiscal 2003 was a fifty-three week year.

3. The Company has various stock option plans, under which incentive stock options and nonqualified stock options have been granted. These options are exercisable for periods of up to 10 years from the date of grant, at prices not less than fair market value of the underlying common shares at the date of grant. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock- Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense.

      The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for employee stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. Had the Company elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would approximate the pro forma amounts indicated in the table below, for the periods noted:

                                   Thirteen weeks ended        Thirty-nine weeks ended
                              Oct. 2, 2004   Sept. 27, 2003  Oct. 2, 2004   Sept. 27, 2003
                              ------------   --------------  ------------   --------------
Net earnings (loss):
    As reported                $   (1,112)     $    1,459     $  (24,184)     $   (5,198)
    Pro forma                      (1,255)          1,286        (24,614)         (5,702)

Earnings (loss) per share:
    As reported                $    (0.11)     $     0.15     $    (2.46)     $    (0.53)
    Pro forma                       (0.13)           0.14          (2.50)          (0.56)

      Using the Black-Scholes option-pricing model, the per-share, weighted-average fair value of stock options granted during 2004 and 2003, was $1.14 and $1.72, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of October 2, 2004, and September 27, 2003 were:

                                           2004                          2003
                                          ------                        ------
Expected dividend yield                     0%                           0%
Expected volatility                        60%                           50%
Risk-free interest rate                   3.00%                        3.00%
Expected life-ISO grants                 6 years                      6 years
Expected life-nonqualified grants      2 to 8 years                   8 years

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
    for the periods ended October 2, 2004 and September 27, 2003 - continued
                      (in thousands, except per share data)

4. Income tax expense (benefit) from continuing operations, for the thirty-nine week periods ended October 2, 2004 and September 27, 2003, consisted of:

                                          2004              2003
                                         -------          -------
 U. S. Federal and
  Foreign tax expense (benefit)          $   171          $(2,176)
State & Local tax
   expense (benefit)                          --             (251)
                                         -------          -------
   Total                                 $   171          $(2,427)
                                         =======          =======

      Income tax expense (benefit) for the thirty-nine week periods ended October 2, 2004 and September 27, 2003 differed from the amounts computed by applying the U. S. federal income tax rate of 34.0 percent to pretax profit (loss), as a result of the following:

                                             2004             2003
                                           -------           -------
Computed "expected"  tax:
    U. S. Federal                          $(8,335)          $(2,136)
    Valuation allowance                      8,335                --
    Foreign and other, net                     171              (125)
    State & Local benefit, net of
     Federal tax benefit                        --              (166)
                                           -------           -------
       Total                               $   171           $(2,427)
                                           =======           =======

5. Basic net earnings (loss) per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net earnings (loss) per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the employee stock purchase plan, if any. Diluted net loss per common share for the thirty-nine week periods ended October 2, 2004 and September 27, 2003 does not include the effect of potential common shares due to the antidilutive effect of these instruments, as a result of the losses incurred during the periods noted.

6.    Inventory by category consisted of the following:

                            October 2,       January 3,
                            ----------       ----------
                               2004             2004
                            ----------       ----------
Raw materials                $ 1,313          $ 3,711
Work in process                  100              615
Finished goods                28,136           28,471
                             -------          -------
    Total inventory          $29,549          $32,797
                             =======          =======

      Inventory is presented at its net realizable value, net of write-downs. Raw materials reflect a write-down balance of $232 as of October 2, 2004 and $2,839 as of January 3, 2004, and finished goods reflect a write-down balance of $512 as of October 2, 2004 and $3,022 as of January 3, 2004.

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
    for the periods ended October 2, 2004 and September 27, 2003 - continued
                      (in thousands, except per share data)

7. Restructuring and asset impairment charges - The Company has previously announced plans to close certain leased facilities, eliminate positions, reduce costs and improve operating efficiencies, and has recorded restructuring and asset impairment charges as components of operating expense. The following schedule highlights actual activities for the thirty-nine week period through October 2, 2004, with comparative information for the thirty-nine week period through September 27, 2003.

                                                                       Non-Cash
                               As of                                  Write-Offs      As of
                              Jan. 3,    Charges     Estimate             and        Oct. 2,
                               2004      in 2004   Adjustments       Paid in 2004     2004
                              -------    -------   -----------       ------------    -------
Employee separations          $174       $ 3,921       $(10)           ($ 2,999)     $1,086
Other exit costs                --         2,376         --              (2,376)         --
Noncancelable lease costs       --         2,658         --                (977)      1,681
Asset impairments               --         7,172         --              (7,172)         --
                              ----       -------       ----            --------      ------
Total restructuring costs     $174       $16,127       $(10)           ($13,524)     $2,767
                              ====       =======       ====            ========      ======

      During 2004, the Company closed its sewing and distribution operations at three leased locations in Mexico, closed leased warehouse and distribution facilities in Laredo, Texas, and will be closing it's leased San Antonio support office before the end of 2004. These actions are a continuation and integral part of the Company's ongoing strategy to reduce operating costs as discussed in Item 7 of the Company's Form 10-K for the fiscal year ended January 3, 2004, under the caption "New Business Plan". The Company expects to absorb the operating activities from these facilities into the Company's other warehousing operations in San Angelo, Texas and a third party warehouse operator on the West Coast of the United States. The Company eliminated numerous employee positions, incurred losses from the impairment in value of certain of its assets, and incurred certain costs related to its obligations for remaining facilities and equipment leases.

      The Company expects to pay a substantial portion of the accrued obligations before the end of the 2004 fiscal year.

                                                                                       Non-Cash
                               As of                                                  Write-Offs               As of
                              Dec. 28,            Charges           Estimate              and                 Sept. 27,
                               2002               in 2003         Adjustments       Paid in 2003                2003
                              --------            -------         -----------       ------------              ---------
Employee separations          $1,530                $ -                $ -               ($1,200)               $330
Asset impairments                  -                200                  -                  (200)                  -
Noncancelable lease costs        208                  -                  -                  (208)                  -
                              ------               ----               ----               -------                ----
Total restructuring costs     $1,738               $200                  -               ($1,608)               $330
                              ======               ====               ====               =======                ====

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
    for the periods ended October 2, 2004 and September 27, 2003 - continued
                      (in thousands, except per share data)

8. Segment Information - The Company manufactures and markets comfort footwear for at- and around-the-home. The Company considers its "Barry Comfort" at- and around-the-home comfort footwear groups in North America and in Europe, as its two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, including such items as a) costs of certain administrative functions, b) current and deferred income tax expense or benefit, and deferred tax assets or liabilities, and c) in some periods, certain other operating provisions.

                                       Barry Comfort
                                 ----------------------
   Thirty-nine weeks ended         North
     October 2, 2004              America        Europe     Total
                                 ---------      -------    --------
Net sales                        $  60,583      $6,936     $ 67,519
Gross profit                        21,348       1,033       22,381
Depreciation and
     amortization                      944         178        1,122
Interest expense                       879          49          928
Restructuring and asset
    impairment charges              16,117           -       16,117
Pre tax profit (loss) from
    continuing operations          (24,391)         60      (24,331)
Additions to property, plant
     and equipment                      67          44          111
Total assets devoted             $  62,934      $1,476     $ 64,410
                                 =========      ======     ========

                                      Barry Comfort
                                 ----------------------
   Thirty-nine weeks ended         North
     September 27, 2003           America        Europe      Total
                                 ---------      -------    --------
Net sales                        $  71,535      $ 7,860    $ 79,395
Gross profit                        28,680        1,092      29,772
Depreciation and
     amortization                    1,088          152       1,240
Interest expense                       886           35         921
Restructuring and asset
    impairment charges                 200            -         200
Pre tax loss from
    continuing operations           (5,447)        (834)     (6,281)
Additions to property, plant
     and equipment, net              1,492          103       1,595
Total assets devoted             $ 113,437      $ 5,067    $118,504
                                 =========      =======    ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      Under Item 1 of Part I of Form 10-Q
    for the periods ended October 2, 2004 and September 27, 2003 - continued
                     (in thousands, except per share data)

8. Segment information - continued

                                       Barry Comfort
                                ------------------------
   Thirteen weeks ended            North
     October 2, 2004              America        Europe     Total
                                ----------      -------    --------
Net sales                        $ 32,215       $ 2,358    $ 34,573
Gross profit                       12,488           347      12,835
Depreciation and
     amortization                     222            57         279
Interest expense                      379            17         396
Restructuring and asset
    impairment charges              4,216            --       4,216
Pre tax loss from
     continuing operations         (1,448)          (32)     (1,480)
Additions to property, plant
     and equipment                      8            13          21
Total assets devoted             $ 62,934       $ 1,476    $ 64,410
                                 ========       =======    ========

                                     Barry Comfort
                                -----------------------
   Thirteen weeks ended            North
     September 27, 2003           America        Europe     Total
                                ----------      -------    --------
Net sales                        $ 37,444       $ 2,557    $ 40,001
Gross profit                       16,030           204      16,234
Depreciation and
     amortization                     351            45         396
Interest expense                      436            14         450
Restructuring and asset
    impairment charges                 --            --          --
Pre tax profit (loss) from
     continuing operations          2,802          (428)      2,374
Additions to property, plant
     and equipment, net                37            35          72
Total assets devoted             $113,704       $ 5,067    $118,504
                                 ========       =======    ========

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
    for the periods ended October 2, 2004 and September 27, 2003 - continued
                      (in thousands, except per share data)

9. Discontinued Operations - During 2003, the Company sold certain assets of its thermal products subsidiary. Selected financial data relating to the discontinued operations follows:

                                        Thirteen weeks ended           Thirty-nine weeks ended
                                    ---------------------------     ------------------------------
                                    October 2,    September 27,     October 2,       September 27,
                                    ----------    -------------     ----------       -------------
                                      2004            2003             2004                2003
                                      -----           -----           -----              -------
Net sales                             $  --           $  --           $  --              $ 1,759
                                      =====           =====           =====              =======
Gross profit                             --              --              --                   57
Selling, general & admin. expense        --              --              (2)               1,686
Income (loss) on sale of certain
  assets relating to discontinued
  operations                            314              --             328                 (223)
                                      -----           -----           -----              -------
Income (loss) from discontinued
  operations before income tax          314               3             330               (1,742)
Income tax benefit                       --              --              --                  660
                                      -----           -----           -----              -------
Income (loss) from discontinued
  operations net of income tax        $ 314           $   3           $ 330              $(1,305)
                                      =====           =====           =====              =======

      During the third quarter of 2004, the Company recognized as income from discontinued operations, the receipt of payments of $314 from the purchasers of its former thermal products business. The Company sold the thermal business during the second quarter of 2003.

10. Employee Retirement Plans - The Company uses a measurement date of September 30 in making the required pension computations on an annual basis. In 2004, the Company has projected pension related payments of $869 for unfunded, nonqualified supplemental retirement plans as well as for payments anticipated for the 2003 year and 2004 quarterly estimated contributions into the funded, qualified associate retirement plan. The Company's application for deferral of the lump 2003 payment due in September 2004, of $747, has been approved by the Internal Revenue Service, and accordingly that payment has been deferred to 2005. During the first three quarters of 2004, the Company made payments totaling $577 under its qualified retirement plan and its nonqualified supplemental retirement plan. Effective April 1, 2004, retirement plans were frozen, resulting in a curtailment loss of $1,128 during the first quarter of 2004, and the elimination of additional service costs after the first quarter of 2004.

      The components of net periodic benefit cost for the retirement plans were:

                                             Thirteen weeks ended               Thirty-nine weeks ended
                                         October 2,    September 27,        October 2,       September 27,
                                         ----------    -------------        -----------      -------------
                                            2004            2003               2004               2003
                                         ----------    -------------        -----------      -------------
Service cost                              $  --              $ 231            $   214             $   692
Interest cost                               564                613              1,687               1,698
Expected return on plan
  assets                                   (506)              (505)            (1,509)             (1,514)
Net amortization                             32                (50)               191                   4
Curtailment loss                             --                 --              1,128                  --
                                          -----              -----            -------             -------
  Total pension expense                   $  90              $ 289            $ 1,711             $   880
                                          =====              =====            =======             =======

                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
      the periods ended October 2, 2004 and September 27, 2003 - continued
                      (in thousands, except per share data)

11. Related party transactions - The Company and a former key executive ("executive") entered into an agreement pursuant to which the Company is obligated for up to two years after the death of the executive to purchase, if the estate elects to sell, up to $4 million of the Company's common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5 million life insurance policy on the executive; in addition, the Company maintains another policy insuring the life of the executive. The cumulative cash surrender value of the policies approximates $2.5 million, which is included in other assets in the accompanying consolidated balance sheets. Effective March 2004, the Company borrowed against this cash surrender value of this policy.

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

      In conjunction with closing the Company's Mexican manufacturing operations, the Company engaged a firm to conduct a public auction of a substantial portion of our manufacturing equipment. The auction was concluded in early August 2004. The Company also engaged the services of The Meridian Group ("Meridian") to assist in identifying auction firms that could successfully market and sell equipment in Mexico. The Company's acting President and Chief Executive Officer, Thomas M. Von Lehman, is currently on leave from Meridian, and Mr. Von Lehman's spouse is the President and sole owner of Meridian. The fees paid Meridian, amounting to $94 thousand, were at Meridian's customary rates for providing such services, and consistent with the market price of such services.

12. Contingent Liabilities - The Company has been named as defendant in various lawsuits arising from the ordinary course of business.

      On June 8, 2004, the Company received a "30-day letter" from the Internal Revenue Service ("IRS") proposing certain adjustments which, if sustained, would result in an additional tax obligation approximating $4 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments, and reiterating its position. The Company intends to vigorously contest the proposed adjustments.

      In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

      ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, and are based upon information available to the Company on the date of this Report. Our forward-looking statements inherently involve risks and uncertainties that could cause actual results and outcomes to differ materially from those anticipated by our forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the ability of the Company to consummate the activities related to the closure of its manufacturing facilities in Mexico in accordance with plan without incurring substantial unplanned cost or experiencing unforeseen difficulties; the ability of the Company to continue sourcing product from outside North America without incurring substantial unplanned cost and without negatively impacting delivery times or product quality; the continuing willingness of CIT to fund the Company's financing requirements under CIT's discretionary factoring and financing arrangement with the Company; the Company's ability to maintain its inventory levels in accordance with its plan; the continued demand for the Company's products by its customers and the continuing willingness of its customers and suppliers to support the Company as it implements its new business plan; the ability of the Company generally to successfully implement its new business plan; the unexpected loss of key management; the impact of competition on the Company's market share; and the Company's ability to resolve its dispute with the IRS, as described above, without incurring substantial liability. Other risks to the Company's business are detailed in our previous press releases, shareholder communications and Securities Exchange Act filings including our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Except as required by applicable law, we do not undertake to update the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect new information that becomes available after the date hereof.

Introduction

The following discussion and analysis provides information that management believes is necessary for an understanding of our financial condition, results of operations, and cash flows and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements and other information found in this Quarterly Report on Form 10-Q.

Critical Business Issues

During the fiscal year 2004, management is focused on several key issues, including a) implementation of a new business plan, b) inventory management, and
c) liquidity.

     New Business Plan

With the assistance of experienced turnaround consultants, we developed a new business model that we believe should significantly reduce future operating costs by simplifying our product offering and focusing our business on a core customer base that represented approximately 70% of our 2003 revenues.

The key components of our new business plan and the actions we have already taken or expect to take in 2004 are as follows:

- We have employed an experienced turnaround professional as the President and CEO on an interim basis.

- We have streamlined our management structure and reduced selling, general and administrative costs to a lower level that is more consistent with our simplified business model.

- We have reduced costs by closing our Mexican manufacturing facilities during the first half of 2004 and we are relying upon third party contract manufacturers in China and other locations outside North America to manufacture our products.

      Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Business Issues - continued

- As of the end of the third quarter, we have further reduced costs by closing our Distribution Center in Nuevo Laredo, Mexico, and in the future we will rely on our remaining Distribution Center in San Angelo, Texas, and a third party logistics provider on the West Coast, to distribute products to our customers.

- We intend to further reduce operating costs through the closure of our operations support office in San Antonio, Texas by the end of 2004. The staff at that facility primarily supported operations in Mexico. Some functions performed in San Antonio will be maintained and relocated to our Columbus, Ohio headquarters.

- We have reduced and expect to continue to reduce our inventory levels from year-end 2003 levels.

We concluded that the actions contemplated by the 2004 business plan were undertaken with a goal of reducing and eventually eliminating the operating losses incurred in 2002 and 2003. Because the business plan has resulted in substantial changes from the way in which we have done business for many years, we recognize that the implementation of the business plan carries business risks, which have been discussed in the section captioned "Risk Factors" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Implementation of the business plan has resulted in significant costs in the form of severance payments, lease loss accruals, asset write-downs and other costs, and is expected to result in additional such costs during the remainder of 2004. (See also Note 7 of Notes to Consolidated Financial Statements.) In part due to these costs and write-downs, we expect to report an operating loss in 2004.

      2004 Liquidity

Based on the actions being taken in 2004 to create a lower-cost, more efficient business model, as described above, and the new CIT Facility, as described below under "CIT Credit Facility", management believes that there should be sufficient liquidity and capital resources to fund our operations through the balance of fiscal 2004, including our anticipated restructuring costs. Although our restructuring involves some amounts of cash outlays, a significant portion of the 2004 restructuring costs are non-cash in nature and we expect that our plans to reduce inventory should generate additional cash flow.

We recognize that the implementation of our new business plan presents business risks, and as discussed, we can give no assurance of the plan's success. However, we believe that the new business model, once fully implemented, should give the Company a reasonable opportunity to return to profitability, although that will not occur in 2004.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. Making estimates about the impact of future events has been a generally accepted accounting practice for nearly all companies in nearly all industries for many years. We make these estimates after gathering as much information from as many resources, both internal and external to our organization, as are available to us at the time. After reasonably assessing the conditions that exist at the time, we make estimates and prepare our financial reports. We make these estimates in a consistent manner from period to period, based upon historical trends and conditions, and after review and analysis of current events and conditions. Management believes that these estimates reasonably reflect the current assessment of the financial impact of events that may not become known with certainty until some time in the future.

      Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Use of Estimates - continued

A summary of the more critical of these accounting policies requiring management estimates follows:

      a) We recognize revenue when goods are shipped from our warehouse distribution points to our customers and title passes. In certain circumstances, we have made arrangements with customers that provide for returns, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in the amount of reported accounts receivable. As a result of the rapidly changing retail environment and the ever-changing economic environment, it is possible that returns or retailer promotions and incentives could be different than anticipated. Accordingly, we have identified this estimate as one requiring significant management judgement. Where appropriate, we also estimate an amount for the potential of doubtful accounts as a result of bad debts.

      b) We value inventories using the lower of cost or market method, based upon a first-in, first-out ("FIFO") costing method. We evaluate our inventories for any impairment in realizable value in light of the prior selling season, the economic environment, and our expectations for the current and upcoming selling seasons, and we provide appropriate write-downs under the circumstances. As of October 2, 2004, we estimated that the FIFO cost of our inventory exceeded the estimated net realizable value of that inventory by $744 thousand, compared with a similar estimate made as of September 27, 2003 of $1.0 million.

      c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period and what deferred tax costs or benefits will become realizable for income tax purposes in the future as a result of differences between results of operations as reported in conformity with accounting principles generally accepted in the United States and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future usability of our deferred and recoverable tax assets, we are relying on our capacity for refund of federal income taxes due to our tax loss carry-back position, if any, and on projections of future profits. As a result of our cumulative losses, we have determined that it is uncertain when and whether the deferred tax assets we had previously recognized on our consolidated balance sheet will have realizable value in future years. Accordingly, we have fully reserved the value of those deferred tax assets. Should our profits improve in future periods, such that those deferred tax items become realizable as deductions in future periods, we will recognize that benefit, by reducing our reported tax expense in future periods, once their realization becomes assured.

      d) We record accounts receivable net of allowances for potential future returns, allowable retailer promotions and incentives, anticipated discounts, and where appropriate allowances for doubtful accounts. Allowances for doubtful accounts are determined through analysis of the aging as of the date of the consolidated financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions. With the new CIT Facility in 2004, and the factoring aspects of that agreement, our exposure to uncollectible accounts should be greatly diminished. Costs associated with potential returns of products as well as allowable customer markdowns and operational chargebacks, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances. These provisions are based upon seasonal negotiations and historic deduction trends, net expected recoveries and the evaluation of current market conditions.

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

      Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Use of Estimates - continued

      f) We make estimates of the future costs associated with restructuring plans related to operational changes that we have announced. Estimates are based upon the anticipated costs of employee separations; an analysis of the impairment in value of any affected assets; anticipated future costs to be incurred in settling remaining lease obligations, net of any anticipated sublease revenues; as well as other costs associated with the restructuring plan. As of October 2, 2004, we had an accrued balance of $2.8 million relating to the estimated future costs of closing or reorganizing certain operations, as previously outlined. As of September 27, 2003, we had an accrued balance of $330 thousand for similar restructuring and reorganization activities. Should the actual costs of these activities exceed these estimates, the excess costs will be recognized in the period in which such costs occur. Conversely, should the costs of such restructuring be less than the amounts estimated, future periods would benefit by that difference.

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

Liquidity and Capital Resources

As of the end of the third quarter of 2004, we had $10.2 million in net working capital. This compares with $35.5 million at the end of the third quarter of 2003, and $25.8 million at fiscal year-end 2003. The decline in net working capital from the end of the third quarter of 2003 and from fiscal year-end 2003 to the end of the third quarter of 2004 is primarily the result of the net losses we have incurred during the various periods.

The primary components of net working capital have changed as follows:

- Net accounts receivable decreased from $31.8 million at the end of the third quarter of 2003, to $25.9 million at the end of the third quarter of 2004. Most of the decrease in 2004 reflects the decrease in net sales between 2003 and 2004. Accounts receivable at the end of the third quarter of 2004 increased to $25.9 million from $7.1 million at the end of fiscal 2003, representing a normal seasonal pattern of increase in receivables.

- Inventories ended the third quarter of 2004 at $29.5 million compared with $50.5 million one year ago, and $32.8 million as of the end of fiscal 2003. Compared with one year ago, there is a decrease in aggregate raw materials and work in process inventories from period to period of approximately $6.9 million, and a decrease of approximately $14.0 million in finished goods inventory. This is consistent with our new business model, where we have eliminated our production in Mexico thus reducing the need for raw materials and work in process; where we have sold obsolete and closeout finished goods in order to generate additional cash and reduce our investment in inventory; and where we have increased our purchases of finished goods from third parties in China and elsewhere. The amount of inventory has decreased as well from the end of fiscal 2003 by $3.3 million, with substantially all of that decrease reflected in raw materials and work in process; the level of finished goods at the end of the third quarter of 2004 is approximately $335 thousand lower than at the end of fiscal 2003. The reduction at the end of the third quarter of 2004 when compared with year-end 2003, is at variance with the historical seasonal pattern of inventory changes, principally as a result of the change in our business model in 2004.

      Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

- We ended the third quarter of 2004 with $815 thousand in cash and cash equivalents, compared with $3.1 million at the end of the third quarter of 2003. At the end of fiscal 2003, we had $2.0 million in cash and cash equivalents. At the end of the third quarter of 2004, we had borrowed $27.4 million in short-term notes from CIT plus $2.2 million against a life insurance policy insuring one of our former executives, compared with $36.0 million in short-term notes borrowed from our bank at the end of the third quarter of 2003. The decrease in short-term borrowings at the end of the third quarter of 2004 compared with the end of the third quarter of 2003, is primarily related to lower working capital requirements under our new business model, than was required under our former manufacturing-driven business model. With lower inventories, we have a lower need for short-term working capital. At the end of fiscal 2003, there were $2.0 million in short-term bank borrowings outstanding.

- At the end of the third quarter of 2004, accrued expenses amounted to $7.6 million, compared with $3.6 million at the end of the third quarter of 2003, and compared with $5.2 million as of the end of fiscal 2003. The primary cause of the change in accrued expenses from the end of fiscal 2003 and from one year ago, was the change in restructuring charges that had been accrued at the end of the various periods. (See also Note 7 of Notes to Consolidated Financial Statements for additional information on restructuring charges.)

Capital expenditures during the first three quarters of 2004 were approximately $111 thousand. Proceeds from dispositions of $962 thousand were primarily from the disposition of assets formerly used in our manufacturing operations in Mexico. During the first three quarters of 2003, net capital expenditures were approximately $430 thousand, with capital expenditures of $1.6 million offset by dispositions of $1.2 million primarily from the disposition of our warehouse in Goldsboro, North Carolina. Capital expenditures in both 2003 and 2004, were funded out of net working capital. With the change from a manufacturing business model to an outsourcing business model for procuring our finished goods products, we expect capital expenditures in future periods will continue at less than historic levels.

      CIT Credit Facility

On March 29, 2004, we entered into a new factoring and financing agreement (the "CIT Facility") with The CIT Group/Commercial Services, Inc. ("CIT"). On March 30, 2004, we borrowed approximately $10.3 million under the CIT Facility to repay all outstanding indebtedness under our Revolving Credit Agreement ("Revolver") with Huntington National Bank and related charges, and the Revolver was terminated. In addition, on that date, we borrowed approximately $2.3 million under the CIT Facility to repay all outstanding indebtedness under our Note Agreement with the Metropolitan Life Insurance Company and that agreement was terminated.

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

Amounts outstanding under the CIT Facility bear interest at the prime rate as announced by JPMorgan Chase Bank ("Prime Rate") plus 1% (averaging 5.3% for the third quarter of 2004; 5.75% effective October 1, 2004 and as of the end of the third quarter on October 2, 2004). Interest is charged as of the last day of each month, and any change in the Prime Rate will take effect the first month following the change in the Prime Rate. Upon entering into the CIT Facility, we paid to CIT an initial facility set-up fee of $262,500. The term of the CIT Facility is for a period of three years. As of October 2, 2004, the outstanding balance under the CIT Facility was $27.4 million. The amount available to borrow under the CIT Facility changes daily, and we estimate that there was $6.9 million available to borrow under the CIT Facility as of October 2, 2004.

For financial statement purposes, the factoring of receivables under the CIT Facility is not considered a sale of receivables. As such, the amounts advanced by CIT are considered short-term loans and are included within short-term notes payable on the accompanying consolidated balance sheet.

We expect to meet our liquidity requirements for the remainder of 2004 primarily from internally generated funds and to a lesser extent from borrowings under the CIT Facility. The amount of credit available under the CIT Facility is based, in part, on accounts receivable so that the adequacy of the CIT Facility in meeting our liquidity requirements will depend on the level of our sales during the remainder of 2004. As discussed below in "Results of Operations-Continuing Operations," our net sales in the first three quarters of 2004 declined by 15.0% as compared to net sales in the comparable period of 2003. We believe this reduction resulted, in part, from continuing competition from retailers' in-store private label programs, from our customers' concerns about our publicly announced liquidity concerns early in 2004, and our introduction of new return policies which limit the amount of returned merchandise from our customers.

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

We utilized third parties to assist us in obtaining this tariff relief. Upon the successful conclusion, we agreed to pay an aggregate of approximately $6.25 million, mostly in equal quarterly installments through the end of 2005. For accounting purposes, a portion of the payment has been treated as debt and a portion of the payment has been treated as an imputed interest charge associated with that debt. The remaining net present value of this obligation, which is subordinated to our other obligations, is included within current installments and long-term debt at its discounted present value totaling $1.8 million as of the end of the third quarter of 2004.

      Off Balance Sheet Arrangements

There have been no material changes in our "Off Balance Sheet Arrangements" and "Contractual Obligations" since the end of fiscal 2003, other than routine lease payments, the repayment of the Metropolitan Note, repayment of the outstanding amounts and cancellation of the Revolver, and obtaining the CIT Facility, as noted above.

Results of Operations - Continuing Operations

During the third quarter of 2004, net sales from continuing operations of $34.6 million were 13.6 percent lower than net sales from continuing operations of $40.0 million during the same quarter in 2003. For the first three quarters, net sales from continuing operations in 2004 amounted to $67.5 million, a 15.0 percent decrease when compared with the first three quarters of 2003. A substantial portion of the net sales decline both in the quarter and for the first three quarters occurred in Barry Comfort North America, with a much smaller portion of the decline attributable to Barry Comfort Europe. (See also
Note 8 of Notes to Consolidated Financial Statements for selected segment information.) A portion of the decline in Barry Comfort North America net sales occurred in our branded Dearfoams(R) line of slippers for men and women primarily sold through traditional department stores, with a smaller offsetting increase in net sales to our mass merchandising customers including sales of obsolete inventory and closeout merchandise. We believe that this overall reduction in net sales was attributable, in part, to i) continuing competition from retailers' in-store private label programs, ii) our customers' concerns about our publicly announced liquidity concerns raised early in 2004, and iii) the introduction of our new return policy which limits the amount of merchandise returned by our customers.

Gross profit from continuing operations during the third quarter of 2004, amounted to $12.8 million, or 37.1 percent of net sales. This compares with gross profit of $16.2 million, or 40.6 percent of net sales, in the same quarter of 2003. For the three quarters, gross profit as a percent of net sales was 33.1 percent in 2004 compared with 37.5 percent in 2003. The most significant portion of the decline in gross profit dollars resulted from the decrease in net sales for the periods, while a portion of the decline was the result of a change in sales mix. During 2004, a greater proportion of sales was made through the mass merchandising channels of distribution with relatively fewer sales of our branded Dearfoams(R). In addition, sales of obsolete inventory and closeout merchandise were higher in 2004 than in prior periods as a result of our increased efforts at selling off inventory. This adversely impacted gross profit in 2004. We believe that once excess inventory has been reduced, future sales of this category of inventory will decline.

Selling, general and administrative expenses from continuing operations during the third quarter of 2004 amounted to $9.7 million, about $3.7 million lower than the same quarter one year ago. For the three quarters, these expenses in 2004 amounted to $29.8 million, compared with $35.0 million for the same

      Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

three quarters last year. The decrease in these expenses reflects the results of our efforts to reduce the size of the business under the new business operating model, where we are reducing our dependence upon manufacturing and transitioning to a company more dependent upon independent third parties to produce our merchandise.

During the third quarter of 2004, we recognized $4.2 million in restructuring and asset impairment charges, and during the first three quarters, we have recognized a total of $16.1 million in restructuring and asset impairment charges. These charges relate to the decisions during the first three quarters of 2004 to i) close all of our manufacturing operations in Mexico and to source all of our product needs from third party manufacturers primarily located in China, and ii) close our Distribution Center in Nuevo Laredo, Mexico, making greater use of an existing facility in San Angelo, Texas, and a third party logistics provider on the West Coast. This compares with a $200 thousand asset impairment charge during the first three quarters of 2003. (See also Note 7 of Notes to Consolidated Financial Statements for added information relating to restructuring and asset impairment charges.) As a part of closing our Mexican manufacturing operations, we engaged a firm to conduct a public auction of a substantial portion of our manufacturing equipment. The auction was concluded in early August 2004, (see also Note 11 of Notes to Consolidated Financial Statements.)

Net interest expense was lower in the third quarter of 2004 than in the same quarter of 2003 by approximately $54 thousand, and interest expense incurred during the first three quarters of 2004 was nearly flat when compared with the same period in 2003. During the third quarter of 2004, net interest expense amounted to $396 thousand compared with $450 thousand in the third quarter of 2003. For the three quarters, net interest expense increased to $928 thousand in 2004, from $921 thousand in 2003. During the third quarter of 2004, we had borrowed less under the CIT Facility, than we borrowed in the third quarter of 2003 under the former revolving credit agreement with our bank. At the end of the third quarter of 2004, we had borrowed about $27.4 million under the CIT Facility, compared with $36.0 million borrowed at the same time in 2003 under the former revolving credit agreement. Long-term debt at the end of the third quarter of 2004 had decreased due to scheduled repayments. During the comparable periods, weighted average interest rate on the CIT Facility was approximately
5.3 percent for the third quarter of 2004 and 5.0 percent for the nine months of 2004, compared with the third quarter of 2003 average rate of 3.9 percent and
4.0 percent for the nine months of 2003, under the revolving credit agreement then in existence.

During the third quarter of 2004, we recognized as income from discontinued operations, payments of approximately $314 thousand from the purchasers of our former thermal products business, which we sold during the second quarter of 2003.

For the third quarter of 2004, we incurred a net loss of $1.1 million, or $0.11 per diluted share, including an aggregate of $4.2 million in restructuring and asset impairment charges taken during the quarter. This compares with net earnings during the third quarter of 2003 of $1.4 million, or $0.15 per diluted share. There was no comparable restructuring charge during the third quarter of 2003.

For the first three quarters of 2004, we incurred a net loss of $24.2 million or $2.46 per diluted share including an aggregate of $16.1 million in restructuring and asset impairment charges taken in the period. For the first three quarters of 2003, we incurred a net loss of $5.2 million or $0.53 per diluted share; during 2003, there was a $200 thousand restructuring and asset impairment charge incurred.

       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments - Foreign Currency

Historically, we have transacted business in a number of foreign countries. Our primary foreign currency net cash outflows historically had occurred in Mexico, although we did not hedge the Mexican Peso. With our new business plan in 2004, our foreign currency exposure in Mexican Pesos has greatly diminished.

Our primary foreign currency net cash inflows are generated from Canada. At times, we have employed a foreign currency hedging program utilizing currency forward exchange contracts for anticipated net cash Canadian inflows. Under this program, increases or decreases in operating revenue as measured in U.S. Dollars are partially offset by realized losses and gains on hedging instruments. The goal of the hedging program is to fix economically the exchange rates on projected foreign currency net cash flows. Foreign currency forward contracts are not used for trading purposes.

All foreign currency contracts are marked-to-market and unrealized gains and losses are included in the current period's calculation of net income. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in net income in advance of the actual projected foreign currency cash flows. This often results in a mismatch between accounting gains and losses and transactional foreign currency cash flow gains and losses.

We believe that the impact of foreign currency forward contracts has not been material to our financial condition or results of operations. During the thirty-nine weeks ended October 2, 2004, we have had no foreign currency exchange contracts.

Market Risk Sensitive Instruments - Interest Rates

We believe that we have an exposure to the impact of changes in short-term interest rates. Our principal interest rate risk exposure results from the floating rate nature of the CIT Facility (see discussions above). If interest rates were to increase or decrease by one percentage point, we estimate that in a typical year our interest expense would increase or decrease by approximately $150 thousand to $200 thousand on an annualized basis. Currently, we do not hedge our exposure to floating interest rates.

                        ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the interim President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of
R. G. Barry Corporation ("R. G. Barry"), R. G. Barry's management has evaluated the effectiveness of R. G. Barry's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, R. G. Barry's interim President and Chief Executive Officer and R. G. Barry's Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer have concluded that:

      (a) information required to be disclosed by R. G. Barry in this Quarterly Report on Form 10-Q and the other reports which R. G. Barry files or submits under the Securities Exchange Act would be accumulated and communicated to R. G. Barry's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

      (b) information required to be disclosed by R. G. Barry in this Quarterly Report on Form 10-Q and the other reports which R. G. Barry files or submits under the Securities Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

      (c) R. G. Barry's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to R. G. Barry and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes in R. G. Barry's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry's fiscal quarter ended October 2, 2004, that have materially affected, or are reasonably likely to materially affect, R. G. Barry's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On June 8, 2004, R. G. Barry Corporation ("R. G. Barry") received a "30-day letter" from the Internal Revenue Service ("IRS") proposing certain adjustments which, if sustained, would result in an additional tax obligation approximating $4 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, R. G. Barry submitted to the IRS a letter protesting the proposed adjustments, and reiterating its position.
      R. G. Barry intends to vigorously contest the proposed adjustments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a), (b) Not applicable

      (c) R. G. Barry did not purchase any of its common shares during the quarterly period ended October 2, 2004. R. G. Barry does not currently have in effect a publicly announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

      (a), (b) Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      (a) through (d) Not applicable

Item 5. Other Information

      No response required

Item 6. Exhibits

      See Index to Exhibits on page 24.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 R. G. BARRY CORPORATION
                                                 Registrant

Dated: November 15, 2004                         /s/ Daniel D. Viren
                                                 -------------------------------
                                                 Daniel D. Viren
                                                 Senior Vice President - Finance
                                                 (Principal Financial Officer)
                                                 (Duly Authorized Officer)

                             R. G. BARRY CORPORATION
                               INDEX TO EXHIBITS

Exhibit No.                         Description                   Location
-----------                         -----------                   --------
    31.1           Rule 13a-14(a)/15d-14(a) Certification      Filed herewith
                      (Principal Executive Officer)

    31.2           Rule 13a-14(a)/15d-14(a) Certification      Filed herewith
                      (Principal Financial Officer)

    32.1           Section 1350 Certifications                 Filed herewith
                      (Principal Executive Officer, and
                      Principal  Financial Officer)