Form 10-K
period 2005-01-01
BARRY R G CORP /OH/
filed 2005-04-01
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended January 1, 2005
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

Commission File Number 001-08769

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                         ------------------------------
                         Common Shares, Par Value $1.00
      Series I Junior Participating Class A Preferred Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $14,449,422 as of July 3, 2004.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,836,602 common shares, $1.00 par value, as of March 21, 2005.

Documents Incorporated by Reference:

      (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2005, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

      (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                      Index to Exhibits begins on Page E-1.

                                     PART I

ITEM 1. BUSINESS.

                                     GENERAL

      R. G. Barry Corporation ("R. G. Barry" or the "Company") was incorporated under Ohio law in 1984. R. G. Barry's principal executive offices are located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, and its telephone number is
(614) 864-6400. R. G. Barry's common shares were listed on the New York Stock Exchange ("NYSE") under the symbol "RGB" through June 11, 2004, when its common shares were delisted by the NYSE. R. G. Barry's common shares commenced trading on June 14, 2004 in the "Pink Sheets" under the symbol "RGBC.PK," and soon thereafter commenced trading on the Over the Counter Bulletin Board under the symbol "RGBC.OB."

      R. G. Barry maintains an Internet website at www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate R. G. Barry's website into this Annual Report on Form 10-K). R. G. Barry makes available free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after R. G. Barry electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "SEC").

      R. G. Barry and its primary subsidiaries, The Dearfoams Company, R. G. Barry International, Inc., Escapade, S.A. and Fargeot et Compagnie, S.A. (together, Escapade, S.A. and Fargeot et Compagnie, S.A. are referred to as "Fargeot"), design, purchase from third party manufacturers, market and distribute comfort footwear. R. G. Barry also has several wholly-owned Mexican subsidiaries; however, these subsidiaries have no operations and are all in the process of being liquidated. Five domestic subsidiaries of the Company were merged into R. G. Barry on December 29, 2004 and no longer exist.

      During the fiscal year ended January 1, 2005 (the "2004 fiscal year"), the Company had two operating segments: the Barry Comfort North America group, which includes at- and around-the-home comfort footwear products marketed and sold in North America; and the Barry Comfort Europe group, which includes footwear products sold by Fargeot. In addition, as discussed in greater detail immediately below, in June 2003, the Company discontinued operations of a third operating segment - the Thermal group, which included thermal retention technology products. Financial information about the Company's two current operating segments for each of the fiscal years in the three - year period ended January 1, 2005, is presented in Note (14) of the Notes to Consolidated Financial Statements included in R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005, which financial information is incorporated herein by this reference.

      During 2003, R. G. Barry sold substantially all of the assets of RGB Technology, Inc., its subsidiary formerly known as Vesture Corporation ("RGB Technology"), to a corporation, now known as Vesture Corporation. In connection with this sale, RGB Technology will receive royalties on Vesture Corporation's net sales through 2007 at a royalty rate equal to 5% of Vesture Corporation's net sales in excess of $500,000 in each year through 2007, but excluding Vesture Corporation's sales of products that utilize certain specific patents (the "excluded products"). Most of the products sold by Vesture Corporation are expected to be excluded products, thus the amount of future royalties expected from Vesture Corporation is not anticipated to be material to the operations of the Company. After the sale of

RGB Technology's business assets, the Company discontinued the thermal products operating segment of its business.

CHANGES IN THE BARRY COMFORT NORTH AMERICA GROUP BUSINESS

      Two major drivers of change continue to directly impact the Company's at- and around-the-home comfort footwear business: globalization and retail consolidation. The confluence of these forces has created a very competitive marketplace in which an increasing number of suppliers are pursuing fewer and fewer customers. The Company's initiative for several years has been on moving the Company's core comfort footwear business to a fast-to-market, product-design, market-driven focus.

      To achieve these goals, the Company took a number of actions in fiscal 2003 and 2002 to move all remaining U.S. manufacturing operations to Company-operated plants in Mexico and to reduce the total volume of slippers manufactured by the Company by purchasing more of its slippers from independent suppliers in China and elsewhere. In 2003, the Company manufactured approximately 17.4 million pairs of slippers in its plants in Mexico and sourced approximately 12.2 million pairs from contract manufacturers in China. In 2001 and 2002, the Company manufactured approximately 20.5 million pairs and 17.5 million pairs, respectively, and sourced approximately 5.6 million pairs and 8.9 million pairs, respectively, from contract manufacturers in China. The Company had pursued a strategy to produce in its own plants in Mexico goods for which there was clearly-defined demand visibility from its customers, and to source from China or elsewhere goods for which customer demand was not as predictable. Effective mid-year 2004, the Company changed this strategy and decided to rely entirely on independent contract manufacturers, as discussed below.

      The efforts of the Company to realign its manufacturing and sourcing operations were reflected in various actions taken over the past several years. In the fourth quarter of 2001, the Company announced a decision to close its molding operations in Texas and to relocate those activities to Nuevo Laredo, Mexico. In the fourth quarter of 2002, the Company announced a decision to close its Goldsboro, North Carolina distribution center in early 2003. The Goldsboro facility was closed in the second quarter of 2003, and was sold in July 2003. In January 2004, the Company discontinued slipper sewing operations at its Nuevo Laredo, Mexico manufacturing facility. The Company also reduced sewing operations at its manufacturing plants in Ciudad Acuna and Zacatecas, Mexico.

      During the first half of 2004, the Company closed all of its manufacturing operations in Mexico. Since that time, the Company has sourced all of its slipper requirements from independent contract manufacturers located outside of North America, primarily in China. The Company believes that cost savings have been achieved by sourcing all of its requirements from China and elsewhere, and that these cost savings outweigh the potential benefits to the Company of operating its own manufacturing facilities in Mexico. Although the Company does not anticipate that its dependence on third party contract manufacturers will impact the Company's product quality or the Company's ability to deliver its goods to its customers on a timely basis, business risks of eliminating the Company's own manufacturing operations still exist. In addition, the loss or disruption of the Company's third party suppliers could have an adverse impact on the Company's financial condition and results of operations.

      During the third quarter of 2004, the Company closed its distribution center in Nuevo Laredo, Mexico. Related cross dock distribution operations in Laredo, Texas were then closed in the fourth quarter of 2004. The Company relies on its remaining distribution center in San Angelo, Texas and a third party logistics provider located on the West Coast of the United States to distribute the Company's products to its customers.

      During the fourth quarter of 2004, the Company closed its operations support office in San Antonio, Texas. The staff of that office primarily supported operations in Mexico.

      Further information concerning the restructuring changes which occurred in the Barry Comfort North America group during the 2004 fiscal year, as well as during the fiscal years ended January 3, 2004 (the "2003 fiscal year") and December 28, 2002 (the "2002 fiscal year") is presented in Note (15) of the Notes to Consolidated Financial Statements included in Item 8 of the Company's Annual Report to Shareholders for the fiscal year ended January 1, 2005, which information is incorporated herein by this reference.

CHANGES IN THE BARRY COMFORT EUROPE GROUP BUSINESS

      In 2003, the Company entered into a five-year licensing agreement for the sales, marketing and sourcing of its soft washable slipper brands in Europe with a subsidiary of the privately-held British comfort footwear and apparel firm GBR Limited. The GBR Limited subsidiary was granted a license to sell, source and distribute the Company's various brands of at- and around-the-home comfort footwear, other than Fargeot's products, in all channels of distribution in the United Kingdom, The Republic of Ireland, France and through selected customers in specific other European countries in exchange for royalty payments on net sales. The Company closed its Wales distribution center and Paris sales office during 2003 and transferred responsibility for its French sales force and all selling, marketing and financial administration functions in Europe to the GBR Limited subsidiary. The Company retained title to all of its patents and trademarks for products sold under the licensing agreement.

      The Company's French subsidiary, Fargeot et Compagnie, S.A., is not part of the licensing agreement with GBR Limited. The Company, through its French subsidiary, continues to maintain its Fargeot footwear operations in southern France. Fargeot et Compagnie, S.A. generally serves smaller independent retailers and export markets with a style of footwear that is different from the Company's traditional comfort footwear products. Fargeot's products generally are not washable.

      During November 2004, the minority owner of Escapade, S.A., the parent of Fargeot et Compagnie, S.A., exercised his contractual right to "put" to the Company the remaining 20% interest which the Company did not own. The Company acquired that ownership interest for the $279,000 fair value determined in accordance with the terms of the 1999 purchase agreement under which the Company had purchased its original ownership interest.

      No significant restructuring changes occurred in the Barry Comfort Europe Group during the 2004 fiscal year. Further information concerning the restructuring changes which occurred in the Barry Comfort Europe group during the 2003 and 2002 fiscal years is presented in Note (15) of the Notes to Consolidated Financial Statements included in the R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005, which information is incorporated herein by this reference.

                               PRINCIPAL PRODUCTS

      The Company designs, purchases from third party contract manufacturers, markets and distributes comfort footwear for women, men and children. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive appearance.

      Historically, the Company's primary products have been foam-soled, soft, washable slippers for men, women and children. The Company developed and introduced women's Angel Treads*, the world's first foam-soled, soft, washable slipper, in 1947. Since that time, the Company has introduced additional slipper-type brand lines for men, women and children designed to provide comfort, softness and washability. These footwear products are sold, for the most part, under various brand names including Angel Treads*, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, EZfeet*, Fargeot, Madye's*, Snug Treds*, Soft Notes*, and Terrasoles*. The Company also markets slipper-type footwear under trademarks it licenses from third parties. See "TRADEMARKS AND LICENSES."

      The Company's foam-soled footwear lines have fabric uppers usually made of washable materials, including terry cloth, velour, fleece, satin and nylon, as well as uppers made of suede and other man-made materials. Different brand lines are marketed for women, men and children with a variety of styles, colors and ornamentation.

      The marketing strategy for the Company's slipper-type brand lines includes expanding counter and floor space for these products by creating and marketing brand lines to different portions of the consumer market. Retail prices for the Company's footwear normally range from approximately $5 to $30 per pair, depending on the style of footwear, type of retail outlet and retailer mark-up.

      The Company believes that many consumers of its slippers are loyal to the Company's brand lines, usually own more than one pair of slippers and have a history of repeat purchases. Substantially all of the slipper brand lines are displayed on a self-selection basis in see-through packaging at the point of purchase and have appeal to the "impulse" buyer and to the "gift" buyer. The Company believes that many of the slippers are purchased as gifts for others during the Christmas season, with approximately 70% of sales occurring in the second half of the year compared to approximately 30% in the first half of the year.

      Certain basic styles of slipper-type footwear have become standard in the Company's brand lines and are in demand year after year. For some of these styles, the most significant changes made in response to fashion changes are in ornamentation, fabric and/or color. The Company often introduces new, updated styles of slippers with a view toward enhancing the fashion appeal and freshness of its products. The Company anticipates that it will continue to introduce new styles in future years in response to fashion changes.

      Most consumers of the Company's footwear fit within a range of four to six sizes. This allows the Company to carry lower levels of inventories in these slipper lines compared to other more traditional footwear manufacturers.

      Terrasoles*, which the Company introduced in 2002 and markets as a part of the Dearfoams* brand, is a footwear concept targeted to adult women and men. These consumers define comfort as firm, secure footing, rather than the more traditional soft, yielding comfort of our slippers. Their lifestyles are such that they are in and out of the house frequently, but they do not want to frequently change footwear. Terrasoles* is a technology that offers a firm comfort insole and footbed combination, with the additional benefit of outdoor as well as indoor usage. Terrasoles* are offered as a fashion-appropriate, affordable alternative for those consumers who want the flexibility of firm comfortable footwear, whether indoors or outside of their homes.

----------
* Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

                                    MARKETING

      The Company's various slipper-type brand lines are sold (i) to traditional department stores, including promotional department stores, national chain department stores and specialty stores; (ii) through mass merchandising channels of distribution such as discount stores, warehouse clubs, drug and variety chain stores and supermarkets; (iii) and to independent retail establishments. The Company markets these products primarily through Company account managers and, to a lesser extent, through independent sales representatives. The Company does not finance its customers' purchases, although return accommodations are granted in certain limited circumstances.

      During the spring and fall of each year, new designs and styles are presented to buyers representing the Company's retail customers at regularly scheduled showings. Company designers also produce new styles and designs throughout the year which are evaluated by the Company's sales and marketing personnel. In an effort to encourage market exposure to the Company's products, buyers for department stores and other large retail customers are invited to spring and fall showings, and Company salespersons regularly visit retail customers. The Company also makes catalogs available to its current and potential customers and periodically follows up with current and potential customers by telephone. In addition, the Company participates in trade shows, both regionally and nationally.

      The Company maintains a sales office in New York City to which buyers for department stores and other large retail customers may make periodic visits.

      During the past several Christmas selling seasons, the Company has provided temporary merchandisers to service the retail selling floors at some department stores and chain stores nationally. During the 2004 Christmas selling season, the Company provided approximately 13,000 man hours of temporary merchandisers. The Company believes that this point-of-sale management of the retail selling floor, combined with computerized automatic demand pull replenishment systems the Company maintained with the stores, put the Company in a position to optimize its comfort footwear business during the fourth quarter.

      Sales during the last six months of each year have historically been greater than during the first six months. Consequently, the Company's inventory is largest in early fall in order to support the retailers' demand for the fall and Christmas selling seasons. The Company advertises principally in the print media and its promotional efforts are often conducted in cooperation with customers. Many of the Company's products are displayed at the retail-store level on a self-selection and gift-purchase basis.

      The Company relies upon its distribution center in San Angelo, Texas and a third party logistics provider located on the West Coast of the United States to distribute products to the Company's customers.

      The Company, both directly and through licensing arrangements, also markets its comfort footwear products in several countries and regions throughout the world, primarily in Canada and Western Europe. In each of 2004 and 2003, the Company's European, Canadian and Mexican net sales comprised approximately 9% of its consolidated net sales. Financial information for each of the three fiscal years ended January 1, 2005, for the geographic areas in which the Company operates is presented in Note (14) of the Notes to Consolidated Financial Statements included in R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005, which financial information is incorporated herein by this reference.

      As discussed above in the section captioned "CHANGES IN THE BARRY COMFORT EUROPE GROUP BUSINESS," in January 2003, the Company entered into a five-year licensing agreement that permits a subsidiary of GBR Limited to sell, market and independently source the Company's soft washable slipper brands in Western Europe. The Company is entitled to receive royalty payments on net sales of products covered by this licensing agreement.

                            RESEARCH AND DEVELOPMENT

      Most of the Company's research efforts relate to the design and consumer testing of new styles of slipper-type footwear. During 2004, 2003 and 2002, the amounts spent by the Company in connection with the research and design of new products and the improvement or redesign of existing products were approximately $2.5 million, $3.0 million and $3.2 million, respectively. Substantially all of the foregoing activities were Company-sponsored. Approximately 20 Company employees are engaged full time in product design activities.

                                  RAW MATERIALS

      The principal raw materials used by the Company's third party contract manufacturers in the manufacture of the Company's products are textile fabrics, threads, foams and other synthetic products. All are available from a wide range of suppliers. To the Company's knowledge, the Company's contract manufacturers thus far have not experienced any significant difficulty in obtaining raw materials from their respective suppliers.

                             TRADEMARKS AND LICENSES

      Approximately 95% of the Company's sales are represented by products sold under trademarks owned by the Company. The Company is the holder of many trademarks which identify its products, principally: Angel Treads*, Dearfoams*, Dearfoams* for Kids, Dearfoams* for Men, EZfeet*, Fargeot, Madye's*, and Terrasoles*. The Company believes that its products are identified by its trademarks and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks.

      The Company has also sold comfort footwear under various names as licensee under license agreements with the owners of those names. During the 2004 fiscal year, total net sales under the Liz Claiborne**, Claiborne**, Villager** and NASCAR** labels pursuant to the license agreements described below represented approximately 5% of the Company's consolidated net sales. In the 2003 fiscal year, total net sales in total under the Liz Claiborne**, Claiborne**, Villager**, and NASCAR** labels represented approximately 6% of the Company's consolidated net sales. In the 2002 fiscal year, total net sales under the Liz Claiborne**, Claiborne**, and Villager** labels represented less than 3% of the Company's consolidated net sales.

      In November 2000, the Company entered into a license agreement with a subsidiary of Liz Claiborne, Inc. which allows the Company to manufacture and market slippers under the Liz Claiborne**, Claiborne** and Villager** labels. R.
G. Barry's Liz Claiborne** Slippers for Women and Claiborne** Slippers for Men are sold in upper-tier department stores and specialty retailers nationwide. The Liz Claiborne** Slippers for Women initially have been sold in the United States and Canada, although the licensor may, in its discretion, grant R. G. Barry the right to distribute these slippers in other foreign countries. The initial term of the license agreement continues through December 31, 2005, and is

--------------------
** Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

renewable if the net sales of slippers bearing the Liz Claiborne**, Claiborne** and Villager** labels for the year immediately preceding the last year of the initial term equal or exceed a specified level. The licensor has the right to terminate the license agreement if minimum specified net sales levels are not achieved for two consecutive years.

      In May 2003, R. G. Barry entered into licensing agreements regarding the marketing, production and distribution of NASCAR** leisure footwear, robes and towel wraps. These products feature colorful images of eight drivers (Dale Earnhardt, Dale Earnhardt Jr., Jeff Gordon, Jimmie Johnson, Bobby Labonte, Ryan Newman, Tony Stewart and Rusty Wallace), their cars and the NASCAR** logo. Products became available in stores nationwide in the fall of 2003. The Company is currently negotiating extensions of these licensing agreements.

      The Company has also marketed comfort footwear to customers which sell the footwear under their own private labels. These sales represented approximately 3% of the Company's consolidated net sales during each of the 2004, 2003 and 2002 fiscal years.

                              SIGNIFICANT CUSTOMERS

      The customers of the Company which accounted for more than 10% of the Company's consolidated net sales during the 2004, 2003, and 2002 fiscal years were Wal-Mart Stores, Inc. and J.C. Penney Company, Inc., both Barry Comfort North America customers. Wal-Mart Stores, Inc. accounted for approximately 29%, 25% and 26% of consolidated net sales in the 2004, 2003 and 2002 fiscal years, respectively. J. C. Penney Company, Inc. accounted for approximately 11% of consolidated net sales in each of the 2004, 2003 and 2002 fiscal years. In addition, during the 2003 fiscal year, Kohl's Corporation accounted for approximately 10% of the Company's consolidated net sales.

                        SEASONALITY AND BACKLOG OF ORDERS

      The Company's backlogs of orders at the close of the 2004 and 2003 fiscal years were approximately $2.8 million and $4.2 million, respectively. Consistent with prior years, the Company anticipates that a large percentage of the unfilled sales orders as of the end of the 2004 fiscal year will be filled during the current year.

      The Company's backlog of unfilled sales orders is often largest after the spring and fall showings of the Company. For example, the Company's approximate backlog of unfilled sales orders following the conclusion of such showings during the last two fiscal years was: August 2004: $31.8 million; February 2004:
$4.2 million; August 2003: $45.7 million; and February 2003: $7.7 million. The Company's approximate backlog of unfilled sales orders at the end of February 2005 was $2.7 million. As discussed earlier, the Company's backlog of unfilled sales orders reflects the seasonal nature of the Company's sales - approximately 68% of such sales occurred during the second half of 2004 as compared to approximately 32% during the first half of 2004. The reduction in the Company's backlog from August 2003 to August 2004 and from February 2003 to February 2004 is the result of changing customer patterns in placing orders with the Company. For the past several years, customers have trended toward placing orders for products much closer to the time of expected delivery; whereas, in prior years those orders may have been placed earlier in the season. In addition, during the 2004 fiscal year, the Company instituted a more restrictive return privilege policy which caused some retailers to be more cautious in their levels of initial commitments to purchase the Company's slipper products.

                                    INVENTORY

      While some styles of the Company's slipper-type brand lines change little from year to year, the Company has introduced, and intends to continue to introduce, new, updated styles in an effort to enhance the comfort, freshness and fashion appeal of its products. As a result, the Company anticipates that many of its slipper styles will continue to change from season to season, particularly in response to fashion changes. The Company has historically had a limited and manageable exposure to obsolete inventory but, in the past few years, obsolete inventory was a more significant issue for the Company. During the late summer months of 2003, the Company purchased approximately $6 million of inventory from its Chinese suppliers which arrived in warehouses earlier than needed. While the Company expected to sell that inventory during the fourth quarter of 2003, orders from customers of approximately $5 million did not materialize in late 2003 as had been planned. As a result, the Company ended the 2003 fiscal year with finished goods inventory in excess of planned amounts. The Company evaluated its inventory position and took write-downs of approximately $5.4 million during 2003, to value inventory at net realizable value.

      During 2004, the Company shifted from a manufacturing-based business to a business that imports all of its goods from third party contract manufacturers located outside the United States. The Company reduced its inventory levels and took steps to reduce its inventory risks and the amount of write-downs necessary by acquiring inventory closer to its time of needed shipment to its customers and more in line with the visibility of customer demand. During the 2004 fiscal year, the Company also sold approximately $8.0 million of slow-moving and closeout type products. Inventory write-downs amounted to $2.1 million during the 2004 fiscal year. Inventory at the end of the 2004 fiscal year amounted to $20.2 million compared with $32.8 million at the end of the 2003 fiscal year. The Company believes that its exposure to obsolete inventory in 2005 will be reduced.

                                    SOURCING

      The Company has a representative office in Hong Kong, which is responsible for facilitating the procurement of outsourced products from the Far East. The Company currently purchases goods from approximately 10 different contract manufacturers located in China. As the Company has increased the volume of goods it purchases from third party foreign contract manufacturers, it has also expanded the number of manufacturers that produce its goods. Although the Company's experience with its contract manufacturers in China has been very good in terms of reliability, delivery times and product quality, the Company's increasing reliance on third party contract manufacturers does create some added risk to the Company's business because it no longer controls the manufacturing of its products. This lack of control could impact the quality of its products and the Company's ability to deliver its products to customers on a timely basis, although to date the Company has not experienced any substantial adverse quality or timeliness issues. In addition, the substantial increase in the volume of goods sourced from independent contract manufacturers in China in 2004 and to be sourced in 2005 has resulted in additional responsibilities for the Company's sourcing operations, including its office in Hong Kong. This dependence on Chinese manufacturers creates a risk to the Company if the Company is unable to adequately source its needs going forward.

                                   COMPETITION

      The Company operates in a relatively small segment of the overall footwear industry, providing comfort footwear for use at- and around-the-home. Although the Company believes it is the world's largest marketer of comfort footwear for at- and around-the-home, it is a very small factor in the highly competitive footwear industry. The Company competes primarily on the basis of the price, value, quality and comfort of its products, service to its customers and its marketing expertise. The Company knows of no reliable published statistics which indicate its current relative position in the footwear or any other industry or in the portion of the footwear industry providing comfort footwear for at- and around-the-home.

                MANUFACTURING, SALES AND DISTRIBUTION FACILITIES

      The Company formerly operated manufacturing facilities in Mexico, including sewing plants in Ciudad Acuna, and Zacatecas, Mexico and a slipper component cutting and sole molding plant in Nuevo Laredo, Mexico. During 2004, the Company closed these plants and no longer operates any of its own manufacturing facilities.

      The Company currently maintains sales offices in New York City and Bentonville, Arkansas and a sourcing representative office in Hong Kong and occasionally conducts sales activities at its headquarters in Pickerington, Ohio. The Company previously operated a sales office in Paris, France but closed this office during 2003.

      The Company currently operates distribution centers in San Angelo, Texas and Thiviers, France. In 2004, the Company closed its distribution centers in Laredo, Texas and in Nuevo Laredo, Mexico, and distribution centers in Goldsboro, North Carolina and Rhymney, Gwent, Wales were closed during the first half of 2003. Beginning in 2003 and continuing through 2004 and into 2005, the Company has made increasing use of an independent third party warehouse and distribution service center located on the West Coast of the United States.

      The Company's principal administrative, sales and distribution facilities are described more fully below under "ITEM 2. PROPERTIES."

                           FARGEOT ET COMPAGNIE, S.A.

      The Company has 100% of the ownership interest in a French company, Escapade, S.A., of which Fargeot et Compagnie, S.A. is a wholly-owned subsidiary. Until 2004, the Company owned 80% of Escapade. At the end of 2004, the 20% minority holder of Escapade exercised a contractual "put" right and the Company purchased his minority interest. As a result, Escapade, S.A., is now a wholly-owned subsidiary of the Company. Fargeot manufactures and distributes comfort slippers and casual shoes. The principal market for its products is France and Western Europe.

                       EFFECT OF ENVIRONMENTAL REGULATION

      Compliance with federal, state and local provisions regulating the discharges materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the Company's capital expenditures, earnings or competitive position. The Company believes that the nature of its operations has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current year or for the foreseeable future.

                                    EMPLOYEES

      At the close of the 2004 fiscal year, the Company employed approximately 300 associates worldwide.

ITEM 2. PROPERTIES.

      The Company owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, containing approximately 55,000 square feet. The Company has granted a mortgage on this facility to secure indebtedness to a lender. See the section entitled "Management's Discussion & Analysis of Financial Condition & Results of Operation - Liquidity and Capital Resources" Contained in R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005.

      The Company leases space aggregating approximately 550,000 square feet at an approximate aggregate annual rental of $1.8 million. The following table describes the Company's principal leased properties:

                                                                 Approximate             Approximate        Lease
      Location                             Use                   Square Feet            Annual Rental      Expires     Renewals
      --------                             ---                   -----------            -------------      -------     --------
Empire State Building      Sales Office                               1,700            $ 44,000              2006      None
New York City, N.Y.

2800 Loop 306              Shipping, Distribution Center            145,800            $160,000 (1)(2)       2005      10 years
San Angelo, Texas

Distribution Center        Shipping, Distribution Center            172,800            $330,000 (1)          2007      3 years
San Angelo, Texas

Manhattan Avenue           Shipping, Distribution Center **         144,000            $770,000 (1)          2012      None
Nuevo Laredo, Mexico

Bob Bullock Loop           Warehouse, Storage **                     76,000            $191,000 (1)          2006      5 years
Laredo, Texas

8000 Interstate            Administrative Office **                  11,000            $252,000              2007      None
Highway 10 West
San Antonio, Texas

West Gate Tower            Sourcing Representative Office             1,300            $ 28,800              2005      None
7 Wing Hong Street
Lai Chi Kok, Kowloon
Hong Kong

----------

** These facilities are no longer operated by the Company, and are being marketed for sublease.

(1)   Net lease.

(2)   This facility is anticipated to be closed prior to the end of 2005.

      The Company believes that all of the buildings owned or leased by it are well maintained, in good operating condition, and suitable for their present uses.

ITEM 3. LEGAL PROCEEDINGS.

      On December 22, 2003, RGB Technology, a subsidiary of R. G. Barry, settled the pending patent litigation involving RGB Technology, Thermal Solutions, Inc. and CookTek, LLC. R. G. Barry previously reported that RGB Technology was involved in a patent infringement lawsuit in the United States District Court for the Middle District of North Carolina (Civil Action No. 1:01CV01006) related to RGB Technology's MICROCORE(R) pizza delivery system. The terms of the settlement are confidential, but the settlement resolves all areas of dispute between the parties and concludes the pending litigation. As a part of this settlement, RGB Technology made payments totaling approximately $287,000 in 2004.

      On June 8, 2004, the Company received a "30-day letter" from the Internal Revenue Service ("IRS") proposing certain adjustments which, if sustained, would result in an additional tax obligation approximating $4 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments, and reiterating its position. The IRS has acknowledged receipt of the Company's July 7 letter and the Company is currently waiting on a response from the IRS and intends to vigorously contest the proposed adjustments by the IRS. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of the shareholders of R. G. Barry during the fourth quarter of 2004.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table lists the names and ages of the executive officers of
R. G. Barry as of March 21, 2005, the positions with R. G. Barry presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his principal occupation for more than five years. The executive officers serve at the discretion of the Board of Directors subject to their respective contractual rights under employment agreements with R. G. Barry.

                                                                     Position(s) Held with R. G. Barry and
Name                               Age                               Principal Occupation(s) for Past Five Years
----                               ---                               -------------------------------------------
Thomas M. Von Lehman               55             President and Chief Executive Officer of R. G. Barry since March 10, 2004; a principal of The Meridian Group, an investment banking and corporate renewal consulting firm, from 2001 to March 10, 2004; Vice President, Specialty Chemicals
                                                  of PPG Industries, Inc., a coatings, glass and chemicals producer, from 1996 to
                                                  2001

Daniel D. Viren                    58             Senior Vice President - Finance and Chief Financial Officer since June 2000,
                                                  Secretary and Treasurer since October 2000, Senior Vice President - Administration from 1992 to July 1999, Assistant Secretary from 1994 to July 1999, and a Director from 2001 to 2004, of R. G. Barry; Senior Vice President and Chief Financial
                                                  Officer of Metatec International, Inc. (now known as Inoveris, LLC), an international information distribution company, from July 1999 to June 2000

                                                         Position(s) Held with R. G. Barry and
Name                               Age                   Principal Occupation(s) for Past Five Years
----                               ---                   -------------------------------------------

Harry F. Miller                    62             Vice President - Human Resources of R. G. Barry since 1993

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The information called for in Item 201 (a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information under the caption "MARKET AND DIVIDEND INFORMATION" contained in R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005.

      No disclosure is required under Item 701 of SEC Regulation S-K.

      R. G. Barry did not purchase any of its common shares during the fiscal year ended January 1, 2005. R. G. Barry does not currently have in effect a publicly announced repurchase plan or program.

ITEM 6. SELECTED FINANCIAL DATA

      The information called for in this Item 6 is incorporated herein by reference to the information under the caption "SIX YEAR REVIEW OF SELECTED FINANCIAL DATA" contained in R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The information called for by this Item 7 is incorporated herein by reference to the information under the caption "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS" contained in R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      As of January 1, 2005, neither R. G. Barry nor any of its subsidiaries was a party to any market risk sensitive instruments which would require disclosure under Item 305 of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Consolidated Balance Sheets of R. G. Barry and its subsidiaries as of January 1, 2005 and January 3, 2004, and the related Consolidated Statements of Operations, of Shareholders' Equity and Comprehensive Income and of Cash Flows for each of the fiscal years in the three-year period ended January 1, 2005, and the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm appearing in R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005, are incorporated herein by reference. This information set forth under the caption "Quarterly Financial Data" in R. G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005, is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures.

      With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of
R. G. Barry Corporation, R. G. Barry's management has evaluated the effectiveness of R. G. Barry's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, R. G. Barry's President and Chief Executive Officer and R. G. Barry's Senior Vice President-Finance, Chief Financial officer, Secretary and Treasurer have concluded that:

      (1) information required to be disclosed by R. G. Barry in this Annual Report on Form 10-K and the other reports that it files or submits under the Exchange Act would be accumulated and communicated to R.
            G. Barry's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

      (2) information required to be disclosed by R. G. Barry in this Annual Report on Form 10-K and the other reports that it files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

      (3) R. G. Barry's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to R. G. Barry and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of R. G. Barry, including this Annual Report on Form 10-K, are being prepared.

(b)   Changes in Internal Control Over Financial Reporting.

      There were no changes in R. G. Barry's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry's fiscal quarter ended January 1, 2005, that materially affected, or are reasonably likely to materially affect, R. G. Barry's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

      On March 31, 2005, the Company and The CIT Group/Commercial Services, Inc. ("CIT") entered into a new asset-based financing agreement (the "CIT ABL Facility"). The CIT ABL Facility replaces the Company's current financing arrangement with CIT. The CIT ABL Facility is a two-year committed facility under which CIT is obligated to advance the Company funds so long as the Company complies with the CIT financing agreement, including satisfying covenants requiring that the Company meet various financial condition and financial performance requirements.

      Under the CIT ABL Facility, the Company is required to meet certain financial covenants including: (a) minimum Tangible Net Worth at the end of each fiscal quarters of 2005 and 2006, (b) negative Earnings Before Income Taxes, Depreciation, and Amortization (excluding certain extraordinary or nonrecurring gains and losses) for the two fiscal quarters ended June 30, 2005, not exceeding a specified level (c) Minimum Net Availability at the end of each fiscal year beginning in 2005, and (d) a minimum Fixed Charge Coverage Ratio test at the end of fiscal 2005 and each 12-month period ending at the end of each fiscal quarter thereafter. The foregoing capitalized terms are defined in the CIT ABL Facility.

      The CIT ABL Facility provides the Company with advances in a maximum amount equal to the lesser of (a) $35 million or (b) a Borrowing Base (as defined in the CIT ABL Facility). The Borrowing Base is determined by the agreement and is based primarily on the sum of (i) the amount of 80% of the receivables due under the factoring agreement, if any, and 80% of the Company's total eligible accounts receivable; (ii) the amount of the Company's eligible inventory; (iii) a $3.5 million overformula availability during the Company's peak borrowing season from April through October; and (iv) a $4.0 million allowance on the Company's eligible intellectual property from January 1 to October 31. The CIT ABL Facility includes a $3 million subfacility for CIT's guarantee of letters of credit to issued by letter of credit banks that is counted against the maximum borrowing amount noted above.

      Interest on the CIT ABL Facility is initially at a rate per annum equal to the JPMorgan Chase Bank prime rate plus 1%. In the event the Company satisfies various requirements as of the end of fiscal 2005, the rate per annum may be reduced to the JPMorgan Chase Bank prime rate plus 0.5%. Each month when the Company's borrowing needs require inclusion of the $3.5 million overformula in the Borrowing Base, the interest rate will be increased by 0.5%.

      As part of the original CIT financing arrangement, the Company entered into a factoring agreement with CIT, under which CIT purchased accounts receivable that met CIT's eligibility requirements. Although the CIT ABL Facility is intended to replace the Company's current factoring arrangement with CIT, the factoring agreement will remain in effect for all accounts currently being factored under that agreement. However, going forward the CIT ABL Facility will be the exclusive loan facility between the Company and CIT and no additional accounts will be factored and no further advances will be made by CIT under the factoring agreement.

      The Company's obligations under the original CIT financing arrangement were secured by a first priority lien and mortgage on substantially all of the Company's assets, including accounts receivable, inventory, intangibles, equipment, intellectual property and real estate. The liens and mortgage that secured the original CIT arrangement remain in place and have been amended and modified to secure the new CIT ABL Facility. In addition, in connection with the original CIT agreement the Company pledged to CIT the stock in its U.S. wholly-owned subsidiaries and the subsidiaries guaranteed the Company's indebtedness under the original CIT agreement. The pledge agreement and the subsidiary guarantees have also been amended to secure the new CIT ABL Facility.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required under Item 401 of SEC Regulation S-K to be disclosed in this Item 10 is, except as noted in the following sentence, incorporated herein by reference to R. G. Barry Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2005 (the "2005 Proxy Statement"), under the captions "ELECTION OF DIRECTORS," and

"COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Employment Contracts and Termination of Employment and Change in Control Arrangements." In addition, information concerning R. G. Barry's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT."

      No disclosure is required under Item 405 of SEC Regulation S-K.

      The Board of Directors of R. G. Barry has adopted a Code of Ethics for Senior Financial Officers and Directors covering the senior financial officers and directors of R. G. Barry and its subsidiaries, including R. G. Barry's President and Chief Executive Officer (the principal executive officer) and Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer (the principal financial officer and principal accounting officer). As required by the applicable rules of the SEC, R. G. Barry intends to disclose the following on the "Investor & Financial Information - Board of Directors" page of its website located at www.rgbarry.com within the required time period following their occurrence: (A) the date and nature of any amendment to a provision of its Code of Ethics for Senior Financial Officers and Directors that (i) applies to
R. G. Barry's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the "code of ethics" definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Ethics for Senior Financial Officers and Directors granted to R. G. Barry's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

      The text of the Code of Ethics for Senior Financial Officers and Directors is posted on the "Investor & Financial Information - Board of Directors" page of
R. G. Barry's website located at www.rgbarry.com. Interested persons may also obtain a copy of the Code of Ethics for Senior Financial Officers and Directors, without charge, by writing to R. G. Barry at its principal executive offices located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, Attention: Daniel
D. Viren. In addition, a copy of R. G. Barry's Code of Ethics for Senior Financial Officers and Directors was filed as Exhibit 14 to R. G. Barry's Current Report on Form 8-K filed with the SEC on September 7, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

      The information called for in this Item 11 is incorporated herein by reference to R. G. Barry Corporation's 2005 Proxy Statement, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS." Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to R. G. Barry Corporation's 2005 Proxy Statement, under the captions "SHARE OWNERSHIP" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

      The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to R. G. Barry Corporation's 2005 Proxy

Statement, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS - Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information called for in this Item 13 is incorporated herein by reference to R. G. Barry Corporation's 2005 Proxy Statement, under the captions "SHARE OWNERSHIP," "ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE.

      The information called for in this Item 14 is incorporated herein by reference to R. G. Barry Corporation's 2005 Proxy Statement, under the captions "AUDIT COMMITTEE MATTERS - Pre-Approval Policies and Procedures" and "AUDIT COMMITTEE MATTERS - Fees of Independent Registered Public Accounting Firm."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (a)(1) Financial Statements.

             For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" on page 19.

      (a)(2) Financial Statement Schedules.

             For a list of all financial statement schedules included in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" on page 19.

      (a)(3) Exhibits.

             Exhibits filed with this Annual Report on Form 10-K are attached hereto. For list of these exhibits, see "Index to Exhibits" beginning at page E-1.

      (b)    Exhibits

             Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1.

      (c)    Financial Statement Schedules

             Financial statement schedules included with this Annual Report on Form 10-K are attached hereto. See "Index to Financial Statements and Financial Statement Schedules" on page 19.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           R. G. BARRY CORPORATION

Dated:  April 1, 2005                      By: /s/ Daniel D. Viren
                                               -------------------------------
                                               Daniel D. Viren,
                                               Senior Vice President-Finance,
                                               Chief Financial Officer,
                                               Secretary and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                          Capacity                                                      Date
----                                          --------                                                      ----
/s/ Thomas M. Von Lehman                      President and Chief Executive Officer                         April 1, 2005
------------------------------                (Principal Executive Officer)
Thomas M. Von Lehman

/s/ Daniel D. Viren                           Senior Vice President - Finance, Chief                        April 1, 2005
------------------------------                Financial Officer, Secretary and
Daniel D. Viren                               Treasurer (Principal Financial Officer and
                                              Principal Accounting Officer)

            *                                 Chairman of the Board and Director                            April 1, 2005
-------------------------------
Gordon Zacks

                                              Director                                                      April 1, 2005
-------------------------------
Christian Galvis

            *                                 Director                                                      April 1, 2005
-------------------------------
David P. Lauer

            *                                 Director                                                      April 1, 2005
-------------------------------
Roger E. Lautzenhiser

            *                                 Director                                                      April 1, 2005
-------------------------------
Janice Page

            *                                 Director                                                      April 1, 2005
-------------------------------
Edward M. Stan

            *                                 Director                                                      April 1, 2005
-------------------------------
Harvey Weinberg

----------
* By Daniel D. Viren pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

By: /s/ Daniel D. Viren
   -----------------------------
    Daniel D. Viren

                             R. G. BARRY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JANUARY 1, 2005

                          INDEX TO FINANCIAL STATEMENTS

The consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of January 1, 2005 and January 3, 2004 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended January 1, 2005, together with the opinion thereon of KPMG LLP dated February 25, 2005, except as to Note 18, which is as of March 31, 2005, appearing in the R. G. Barry Corporation Annual Report to Shareholders for the fiscal year ended January 1, 2005, are incorporated by reference in this Annual Report on Form 10-K. The following additional financial data should be read in conjunction with the consolidated financial statements in such Annual Report to Shareholders.

ADDITIONAL FINANCIAL DATA

      The following additional financial data should be read in conjunction with the Consolidated Financial Statements of R. G. Barry Corporation and its subsidiaries included in the Annual Report to Shareholders for the fiscal year ended January 1, 2005. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Additional Financial Data:

            Report of Independent Registered Public Accounting Firm
                on Financial Statement Schedules:

                Included at page 20 of this Annual Report on Form 10-K

            Schedules for the fiscal years ended January 1, 2005,
                January 3, 2004 and December 28, 2002:

                Schedule 2--Valuation and Qualifying Accounts: Included at pages 21 through 23 of this Annual Report on Form 10-K

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
R. G. Barry Corporation:

Under date of February 25, 2005, except as to Note 18, which is as of March 31, 2005, we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the fiscal years in the three-year period ended January 1, 2005, as contained in the fiscal 2004 annual report to shareholders. These consolidated financial statements and our report thereon is incorporated by reference in the annual report on Form 10-K for the fiscal year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Columbus, Ohio
February 25, 2005

                                                                      SCHEDULE 2

R. G. BARRY CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

January 1, 2005

COLUMN A                                        COLUMN B        COLUMN C                             COLUMN D            COLUMN E
                                                                                    CHARGE
                                                                                   (CREDIT)
                                                               CHARGES TO         TO COSTS AND
                                                               COSTS AND          EXPENSES FOR
                                               BALANCE AT       EXPENSES           PRIOR YEAR       ADJUSTMENTS         BALANCE AT
                                               BEGINNING        FOR THE             ACCRUAL             AND               END OF
DESCRIPTION                                    OF PERIOD      CURRENT YEAR        ADJUSTMENTS       DEDUCTIONS            PERIOD
Reserves deducted from accounts
receivable:
  Allowance for doubtful receivables         $     226,000             --           (209,000)          17,000      (1)        --

  Allowance for returns                          7,763,000      4,105,000           (118,000)       7,645,000      (2) 4,105,000

  Allowance for promotions                      10,505,000     10,889,000           (186,000)      13,218,000      (3) 7,990,000

                                             $  18,494,000     14,994,000           (513,000)      20,880,000         12,095,000

Notes:

1.    Write-off uncollectible accounts.

2.    Represents 2004 sales returns reserved for in fiscal 2003.

3. Represents 2004 promotions expenditures committed to and reserved for in fiscal 2003.

                                                                      SCHEDULE 2

R. G. BARRY CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

January 3, 2004

COLUMN A                                        COLUMN B        COLUMN C                           COLUMN D              COLUMN E
                                                                                    CHARGE
                                                                                   (CREDIT)
                                                               CHARGES TO         TO COSTS AND
                                                               COSTS AND          EXPENSES FOR
                                               BALANCE AT       EXPENSES           PRIOR YEAR       ADJUSTMENTS         BALANCE AT
                                               BEGINNING        FOR THE             ACCRUAL             AND               END OF
DESCRIPTION                                    OF PERIOD      CURRENT YEAR        ADJUSTMENTS       DEDUCTIONS            PERIOD
Reserves deducted from accounts
receivable:
   Allowance for doubtful receivables         $   434,000         355,000               --           563,000        (1)    226,000

   Allowance for returns                       10,182,000       7,763,000          341,000        10,523,000        (2)  7,763,000

   Allowance for promotions                     9,648,000      11,536,000         (104,000)       10,575,000        (3) 10,505,000

                                              $20,264,000      19,654,000          237,000        21,661,000            18,494,000

Notes:

1.    Write-off uncollectible accounts.

2.    Represents 2003 sales returns reserved for in fiscal 2002.

3. Represents 2003 promotions expenditures committed to and reserved for in fiscal 2002.

                                                                      SCHEDULE 2

R. G. BARRY CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

December 28, 2002

COLUMN A                                        COLUMN B        COLUMN C                             COLUMN D           COLUMN E
                                                                                    CHARGE
                                                                                   (CREDIT)
                                                               CHARGES TO         TO COSTS AND
                                                               COSTS AND          EXPENSES FOR
                                               BALANCE AT       EXPENSES           PRIOR YEAR       ADJUSTMENTS         BALANCE AT
                                               BEGINNING        FOR THE             ACCRUAL             AND               END OF
DESCRIPTION                                    OF PERIOD      CURRENT YEAR        ADJUSTMENTS       DEDUCTIONS            PERIOD
Reserves deducted from accounts
receivable:
   Allowance for doubtful receivables         $   302,000         220,000                  --           88,000      (1)    434,000

   Allowance for returns                        8,743,000      10,182,000           1,424,000       10,167,000      (2) 10,182,000

   Allowance for promotions                     8,574,000      13,570,000              11,000       12,507,000      (3)  9,648,000

                                              $17,619,000      23,972,000           1,435,000       22,762,000          20,264,000

Notes:

1.    Write-off uncollectible accounts.

2.    Represents 2002 sales returns reserved for in fiscal 2001.

3. Represents 2002 promotions expenditures committed to and reserved for in fiscal 2001.

                             R. G. BARRY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JANUARY 1, 2005

                                INDEX TO EXHIBITS

Exhibit No.                    Description                                       Location
-----------                    -----------                                       --------
    2.1       Stock Purchase Agreement, dated July 22, 1999,      Incorporated herein by reference to Exhibit
              between Mr. Thierry Civetta, Mr. Michel             2.1 to Registrant's Quarterly Report on
              Fargeot, FCPR County Natwest Venture France,        Form 10-Q for the quarterly period ended
              SCA Capital Prive-Investissements, Hoche            October 2, 1999 (File No. 001-08769)
              Investissements, and SA Capital Prive, parties
              of the first part, and R. G. Barry Corporation
              ("Registrant") and Escapade, S.A., parties of
              the second part

    2.2       Asset Purchase Agreement, dated as of May 14,       Incorporated herein by reference to Exhibit
              2003, by and among RGB Technology, Inc.             2 to Registrant's Current Report on Form
              (formerly known as Vesture Corporation),            8-K dated and filed July 2, 2003 (File No.
              Registrant and Vesture Acquisition Corp.            001-08769)

    2.3       First Amendment to Asset Purchase Agreement,        Incorporated herein by reference to Exhibit
              dated December 29, 2003, by and among RGB           2.3 to Registrant's Annual Report on Form
              Technology, Inc. (formerly known as Vesture         10-K for the fiscal year ended January 3,
              Corporation), Registrant and Vesture                2004 (File No. 001-08769) ("Registrant's
              Corporation (formerly known as Vesture              January 2004 Form 10-K")
              Acquisition Corp.)

    3.1       Articles of Incorporation of Registrant (as         Incorporated herein by reference to Exhibit
              filed with Ohio Secretary of State on March 26,     3(a)(i) to Registrant's Annual Report on
              1984)                                               Form 10-K for the fiscal year ended
                                                                  December 31, 1988 (File No. 0-12667)
                                                                  ("Registrant's 1988 Form 10-K")

    3.2       Certificate of Amendment to the Articles of         Incorporated herein by reference to Exhibit
              Incorporation of Registrant Authorizing the         3(a)(i) to Registrant's 1988 Form 10-K
              Series I Junior Participating Class B Preferred
              Shares (as filed with the Ohio Secretary of
              State on March 1, 1988)

    3.3       Certificate of Amendment to the Articles of         Incorporated herein by reference to Exhibit
              Registrant (as filed with the Ohio Secretary of     3(a)(i) to Registrant's 1988 Form 10-K
              State on May 9, 1988)

Exhibit No.                    Description                                       Location
-----------                    -----------                                       --------
    3.4       Certificate of Amendment to the Articles of         Incorporated herein by reference to Exhibit
              Incorporation of Registrant (as filed with the      3(b) to Registrant's Annual Report on Form
              Ohio Secretary of State on May 22, 1995)            10-K for the fiscal year ended December 30,
                                                                  1995 (File No. 001-08769) ("Registrant's
                                                                  1995 Form 10-K")

    3.5       Certificate of Amendment to Articles of             Incorporated herein by reference to Exhibit
              Incorporation of Registrant (as filed with the      3(c) to Registrant's 1995 Form 10-K
              Ohio Secretary of State on September 1, 1995)

    3.6       Certificate of Amendment to Articles of             Incorporated herein by reference to Exhibit
              Incorporation of Registrant (as filed with the      4(h)(6) to Registrant's Registration
              Ohio Secretary of State on May 30, 1997)            Statement on Form S-8, filed June 6, 1997
                                                                  (Registration No. 333-28671)

    3.7       Certificate of Amendment to the Articles of         Incorporated herein by reference to Exhibit
              Incorporation of Registrant Authorizing Series      3(a)(7) to Registrant's Annual Report on
              I Junior Participating Class A Preferred Shares     Form 10-K for the fiscal year ended January
              (as filed with the Ohio Secretary of State on       3, 1998 (File No. 001-08769) ("Registrant's
              March 10, 1998)                                     1997 Form 10-K")

    3.8       Articles of Incorporation of Registrant             Incorporated herein by reference to Exhibit
              (reflecting amendments through March 10, 1998)      3(a)(8) to Registrant's 1997 Form 10-K
              [for purposes of SEC reporting compliance only
              - not filed with the Ohio Secretary of State]

    3.9       Certificate adopting amendments to Code of          Incorporated herein by reference to Exhibit
              Regulations of Registrant (shareholders' action     3.1 to Registrant's Quarterly Report on
              on May 27, 2004)                                    Form 10-Q for the quarterly period ended
                                                                  July 3, 2004 (File No.
                                                                  001-08769)("Registrant's July 3, 2004 Form
                                                                  10-Q")

    3.10      Code of Regulations of Registrant (reflects all     Incorporated herein by reference to Exhibit
              amendments through May 27, 2004)                    3.2 to Registrant's July 3, 2004 Form 10-Q

    4.1       Rights Agreement, dated as of February 19,          Incorporated herein by reference to Exhibit
              1998, between Registrant and The Bank of New        4 to Registrant's Current Report on Form
              York, as Rights Agent                               8-K, dated March 13, 1998 and filed March
                                                                  16, 1998 (File No. 001-08769)

Exhibit No.                    Description                                       Location
-----------                    -----------                                       --------
    4.2       Loan Agreement, dated as of January 21, 2000,       Incorporated herein by reference to Exhibit
              among Banque Tarneaud, S.A., Banque Nationale       4 to Registrant's Quarterly Report on Form
              de Paris, and Escapade, S.A.                        10-Q for the quarterly period ended April
                                                                  1, 2000 (File No. 001-08769)

    9.1       Zacks-Streim Voting Trust and amendments thereto    Incorporated herein by reference to Exhibit
                                                                  9 to Registrant's Annual Report on Form
                                                                  10-K for the fiscal year ended January 2,
                                                                  1993 (File No. 001-08769)

    9.2       Documentation related to extension of term of       Incorporated herein by reference to Exhibit
              the Voting Trust Agreement for the Zacks-Streim     9(b) to Registrant's 1995 Form 10-K
              Voting Trust

   *10.1      R. G. Barry Corporation Associates' Retirement      Incorporated herein by reference to Exhibit
              Plan (As Amended and Restated Effective January     10.1 to Registrant's Annual Report on Form
              1, 1997)                                            10-K for the fiscal year ended December 29,
                                                                  2001 (File No. 001-08769) ("Registrant's
                                                                  2001 Form 10-K")

   *10.2      Amendment No. 1 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
              Associates' Retirement Plan (amended and            10.2 to Registrant's Annual Report on Form
              restated effective January 1, 1997, and             10-K for the fiscal year ended December 28,
              executed on December 31, 2001)                      2002 (File No. 001-08769) ("Registrant's
                                                                  2002 Form 10-K")

   *10.3      Amendment No. 2 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
              Associates' Retirement Plan (amended and            10.3 to Registrant's 2002 Form 10-K
              restated effective January 1, 1997, and
              executed on December 31, 2001) for the Economic
              Growth and Tax Relief Reconciliation Act of 2001

   *10.4      Amendment No. 3 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
              Associates' Retirement Plan (executed on            10.4 to Registrant's January 2004 Form 10-K
              February 20, 2004, effective as of March 31,
              2004)

   *10.5      R. G. Barry Corporation Supplemental Retirement     Incorporated herein by reference to Exhibit
              Plan Effective January 1, 1997                      10.2 to Registrant's Annual Report on Form
                                                                  10-K for the fiscal year ended January 1,
                                                                  2000 (File No. 001-08769) ("Registrant's
                                                                  January 2000 Form 10-K")

Exhibit No.                    Description                                       Location
-----------                    -----------                                       --------
   *10.6      R. G. Barry Corporation Supplemental Benefit        Incorporated herein by reference to Exhibit
              Plans Trust (effective as of September 1, 1995      10.1 to Registrant's July 3, 2004 Form 10-Q

   *10.7      Amendment No. 1 to the R. G. Barry Corporation      Incorporated here in by reference to
              Supplemental Retirement Plan Effective January      Exhibit 10.3 to Registrant's January 2000
              1, 1997 (executed May 15, 1998, effective as of     Form 10-K
              May 12, 1998)

   *10.8      Amendment No. 2 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
              Supplemental Retirement Plan Effective January      10.4 to Registrant's January 2000 Form 10-K
              1, 1997 (executed  March 28, 2000, effective as
              of January 1, 2000)

   *10.9      Amendment No. 3 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
              Supplemental Retirement Plan Effective January      10.8 to Registrant's January 2004 Form 10-K
              1, 1997 (executed on February 20, 2004,
              effective as of March 31, 2004)

   *10.10     Employment Agreement, dated July 1, 2001,           Incorporated herein by reference to Exhibit
              between Registrant and Gordon Zacks                 10.5 to Registrant's 2001 Form 10-K

   *10.11     Confidential Separation Agreement, dated March      Incorporated herein by reference to Exhibit
              10, 2004, by and between Registrant and Gordon      10.1 to Registrant's Current Report on Form
              Zacks                                               8-K, dated and filed March 11, 2004 (File No.
                                                                  001-08769) ("Registrant's March 11, 2004 Form
                                                                  8-K")

   *10.12     Agreement, dated September 27, 1989, between        Incorporated herein by reference to Exhibit
              Registrant and Gordon Zacks                         28.1 to Registrant's Current Report on Form 8-K
                                                                  dated October 11, 1989, filed October 12, 1989
                                                                  (File No. 0-12667)

   *10.13     Amendment No. 1, dated as of October 12, 1994,      Incorporated herein by reference to Exhibit
              between Registrant and Gordon Zacks                 5 to Amendment No. 14 to Schedule 13D,
                                                                  dated January 27, 1995, filed by Gordon
                                                                  Zacks on February 13, 1995

   *10.14     Amended Split-Dollar Insurance Agreement, dated     Incorporated herein by reference to Exhibit
              March 23, 1995, between Registrant and Gordon       10(h) to Registrant's 1995 Form 10-K
              B. Zacks

Exhibit No.                    Description                                       Location
-----------                    -----------                                       --------
   *10.15     R. G. Barry Corporation 1988 Stock Option Plan      Incorporated herein by reference to Exhibit
              (Reflects amendments through May 11, 1993)          4(r) to Registrant's Registration Statement
                                                                  on Form S-8, filed August 18, 1993
                                                                  (Registration No. 33-67594)

   *10.16     Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
              connection with the grant of incentive stock        10(k) to Registrant's 1995 Form 10-K
              options pursuant to the R. G. Barry Corporation
              1988 Stock Option Plan

   *10.17     Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
              connection with the grant of non-qualified          10(1) to Registrant's 1995 Form 10-K
              stock options pursuant to the R. G. Barry
              Corporation 1988 Stock Option Plan

   *10.18     Annual Incentive Program (in effect beginning       Incorporated herein by reference to Exhibit
              with fiscal year ended December 29, 2001)           10.13 to Registrant's December 2000 Form
                                                                  10-K

   *10.19     R. G. Barry Corporation Employee Stock Purchase     Incorporated herein by reference to Exhibit
              Plan (Reflects amendments and revisions for         10.1 to Registrant's Quarterly Report on
              stock dividends and stock splits through May 8,     Form 10-Q for the quarterly ended June 28,
              2003)                                               2003 (File No. 001-08769)

   *10.20     R. G. Barry Corporation 1994 Stock Option Plan      Incorporated herein by reference to Exhibit
              (Reflects stock splits through June 22, 1994)       4(q) to Registrant's Registration Statement
                                                                  on Form S-8, filed August 24, 1994
                                                                  (Registration No. 33-83252)

   *10.21     Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
              connection with the grant of incentive stock        10.16 to Registrant's December 2000 Form
              options pursuant to the R. G. Barry Corporation     10-K
              1994 Stock Option Plan

   *10.22     Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
              connection with the grant of non-qualified          10.17 to Registrant's December 2000 Form
              stock options pursuant to the R. G. Barry           10-K
              Corporation 1994 Stock Option Plan

   *10.23     Executive Employment Agreement, effective as of     Incorporated herein by reference to Exhibit
              January 5, 2004, between Registrant and             10.23 to Registrant's January 2004 Form 10-K
              Christian Galvis

   *10.24     Restricted Stock Agreement, effective as of         Incorporated herein by reference to Exhibit
              January 4, 1998, between Registrant and             10(s) to Registrant's 1997 Form 10-K
              Christian Galvis

Exhibit No.                    Description                                       Location
-----------                    -----------                                       --------
   *10.25     R. G. Barry Corporation Deferred Compensation       Incorporated herein by reference to Exhibit
              Plan As Amended and Restated (Effective as of       10(v) to Registrant's 1995 Form 10-K
              September 1, 1995)

   *10.26     Amendment No. 1 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
              Deferred Compensation Plan (Effective as of         10.23 to Registrant's January 2000 Form 10-K
              March 1, 1997)

   *10.27     Amendment No. 2 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
              Deferred Compensation Plan (Effective as of         10.21 to Registrant's 2001 Form 10-K
              December 1, 1999)

   *10.28     Amendment No. 3 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
              Deferred Compensation Plan (Effective as of         10.24 to Registrant's 2002 Form 10-K
              December 1, 1999)

   *10.29     Amendment No. 4 to the R. G. Barry Corporation      Incorporated herein by reference to Exhibit
              Deferred Compensation Plan (Effective as of         10.29 to Registrant's January 2004 Form 10-K
              February 21, 2004)

   *10.30     R. G. Barry Corporation Stock Option Plan for       Incorporated herein by reference to Exhibit
              Non-Employee Directors (Reflects share splits       10(x) to Registrant's 1997 Form 10-K
              and amendments through February 19, 1998)

   *10.31     R. G. Barry Corporation 1997 Incentive Stock        Incorporated herein by reference to Exhibit
              Plan (Reflects amendments through May 13, 1999)     10 to Registrant's Registration Statement
                                                                  on Form S-8, filed June 18, 1999
                                                                  (Registration No. 333-81105)

   *10.32     Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
              connection with the grant of incentive stock        10.24 to Registrant's December 2000 Form
              options pursuant to the R. G. Barry Corporation     10-K
              1997 Incentive Stock Plan

   *10.33     Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
              connection with the grant of non-qualified          10.25 to Registrant's December 2000 Form
              stock options pursuant to the R. G. Barry           10-K
              Corporation 1997 Incentive Stock Plan

   *10.34     R. G. Barry Corporation 2002 Stock Incentive        Incorporated herein by reference to Exhibit 10
              Plan                                                to Registrant's Registration Statement on Form
                                                                  S-8, filed June 14, 2002 (Registration No.
                                                                  333-90544)

   *10.35     Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
              connection with grant of incentive stock            10.30 of Registrant's 2002 Form 10-K
              options pursuant to the R. G. Barry Corporation
              2002 Stock Incentive Plan

Exhibit No.                    Description                                       Location
-----------                    -----------                                       --------
   *10.36     Form of Stock Option Agreement used in              Incorporated herein by reference to Exhibit
              connection with grant of non-qualified stock        10.31 of Registrant's 2002 Form 10-K
              options pursuant to the R. G. Barry Corporation
              2002 Stock Incentive Plan

   *10.37     Restricted Stock Agreement, dated as of May 13,     Incorporated herein by reference to Exhibit
              1999, between Registrant and Gordon Zacks           10.1 to Registrant's Quarterly Report on Form
                                                                  10-Q for the quarterly period ended July 3,
                                                                  1999 (File No. 001-08769)

   *10.38     Restricted Stock Agreement, effective as of         Incorporated herein by reference to Exhibit 10
              March 23, 2000, between Registrant and              to Registrant's Quarterly Report on Form 10-Q
              Christian Galvis                                    for the quarterly period ended April 1, 2000
                                                                  (File No. 001-08769)

   *10.39     Executive Employment Agreement, effective as of     Incorporated herein by reference to Exhibit
              June 5, 2000, between Registrant and Daniel D.      10.29 to Registrant's December 2000 Form
              Viren                                               10-K

   *10.40     First Amendment to Executive Employment             Incorporated hereby by reference to Exhibit
              Agreement, effective as of June 5, 2003,            10.40 of Registrant's January 2004 Form 10-K
              between Registrant and Daniel D. Viren

   *10.41     Executive Employment Agreement, effective as of     Incorporated hereby by reference to Exhibit
              January 5, 2004, between Registrant and Harry       10.41 to Registrant's January 2004 Form 10-K
              Miller

   *10.42     Agreement, dated February 7, 1952, as amended       Incorporated herein by reference to Exhibit
              by Agreement of Amendment dated September 18,       10.33 to Registrant's December 2000 Form
              1961, a Second Amendment dated April 15, 1968       10-K
              and a Third Amendment dated October 31, 2000,
              between Registrant and Florence Zacks Melton

   10.43      Agreement, dated July 11, 2001, between             Incorporated herein by reference to Exhibit
              Registrant and S. Goldberg & Co., Inc.              10(b) to Registrant's Current Report on Form
                                                                  8-K, dated January 7, 2002 and filed January 8,
                                                                  2002 (File No. 001-08769)

   10.44      License Agreement, effective as of January 7,       Incorporated herein by reference to Exhibit
              2003, among Registrant, R. G. Barry                 10.46 to Registrant's 2002 Form 10-K
              International, Inc., Barry (G.B.R. Limited) and
              GBR Limited

Exhibit No.                    Description                                       Location
-----------                    -----------                                       --------
   *10.45     Executive Employment Contract, dated February       Incorporated herein by reference to Exhibit
              24, 2005, between Registrant and Thomas M. Von      10 to Registrant's Current Report on Form
              Lehman                                              8-K, dated February 28, 2005 and filed
                                                                  March 1, 2005 (File No. 001-08769)

   *10.46     Stock Option Agreement, dated March 10, 2004,       Incorporated herein by reference to Exhibit
              between Registrant and Thomas M. Von Lehman         10.49 to Registrant's January 2004 Form 10-K

   *10.47     Form of Stock Option Agreement between              Incorporated herein by reference to Exhibit
              Registrant and Thomas M. Von Lehman for options     10.2 to Registrant's Current Report on Form
              granted under R. G. Barry Corporation 2002          8-K, dated and filed September 14, 2004
              Stock Incentive Plan and pursuant to Executive      (File No. 001-08769)
              Employment Contract, dated March 10, 2004,
              between Registrant and Thomas M. Von Lehman

   10.48      Letter Agreement, dated February 20, 2004,          Incorporated herein by reference to Exhibit
              between R. G. Barry Corporation and The             10.50 to Registrant's January 2004 Form 10-K
              Meridian Group

   10.49      Factoring Agreement, dated March 29, 2004,          Incorporated herein by reference to Exhibit 4.1
              between Registrant and The CIT Group/Commercial     to Registrant's Current Report on Form 8-K,
              Services, Inc.                                      dated and filed April 1, 2004 (File No.
                                                                  001-08769)("Registrant's April 1, 2004 Form
                                                                  8-K")

   10.50      Letter of Credit Agreement, dated March 29,         Incorporated herein by reference to Exhibit
              2004, between Registrant and The CIT                4.2 to Registrant's April 1, 2004 Form 8-K
              Group/Commercial Services, Inc.

   10.51      Grant of Security Interest in Patents,              Incorporated herein by reference to Exhibit
              Trademarks and Licenses, dated March 29, 2004,      4.3 to Registrant's April 1, 2004 Form 8-K
              between Registrant and The CIT Group/Commercial
              Services, Inc.

   10.52      Equipment Security Agreement, dated March 29,       Incorporated herein by reference to Exhibit
              2004, between Registrant and The CIT                4.4 to Registrant's April 1, 2004 Form 8-K
              Group/Commercial Services, Inc.

   10.53      Inventory Security Agreement, dated March 29,       Incorporated herein by reference to Exhibit
              2004, between Registrant and The CIT                4.5 to Registrant's April 1, 2004 Form 8-K
              Group/Commercial Services, Inc.

Exhibit No.                    Description                                 Location
-----------                    -----------                                 --------
   10.54      Financing Agreement, dated March 31, 2005,          Filed herewith
              between Registrant and The CIT Group/Commercial
              Services, Inc.

   10.55      Amendment to Factoring Agreement, dated March       Filed herewith
              31, 2005, between Registrant and The CIT
              Group/Commercial Services, Inc.

   10.56      Amended and Restated Pledge Agreement, dated        Filed herewith
              March 31, 2005, between Registrant and The CIT
              Group/Commercial Services, Inc.

   10.57      Reaffirmation of Copyright Security Agreement,      Filed herewith
              dated March 31, 2005, between Registrant and
              The CIT Group/Commercial Services, Inc.

   10.58      Reaffirmation of Grant of Security Interest in      Filed herewith
              Patents, Trademarks and Licenses, dated March
              31, 2005, between Registrant and The CIT
              Group/Commercial Services, Inc.

   10.59      Description of Compensation for Directors of R.     Filed herewith
              G. Barry Corporation

    13.1      Registrant's Annual Report to Shareholders for      Filed herewith
              the fiscal year ended January 1, 2005 (Not
              deemed filed except for the portions thereof
              which are specifically incorporated by
              reference into this Annual Report on Form 10-K)

    14.1      R. G. Barry Corporation Code of Ethics for          Incorporated herein by reference to Exhibit
              Senior Financial Officers and Directors             14 to Registrant's Current Report on Form
                                                                  8-K, dated and filed September 7, 2004
                                                                  (File No. 001-08769)

    20.1      Portions of the Proxy Statement for                 Incorporated herein by reference to the
              Registrant's 2005 Annual Meeting of Shareholders    Registrant's Proxy Statement for the 2005
                                                                  Annual Meeting of Shareholders to be filed by
                                                                  Registrant no later than 120 days after the end
                                                                  of Registrant's fiscal year ended January 1,
                                                                  2005 (File No. 001-08769)

    21.1      Subsidiaries of Registrant                          Filed herewith

Exhibit No.                    Description                           Location
-----------                    -----------                           --------
    23.1      Consent of Independent Registered Public            Filed herewith
              Accounting Firm

    24.1      Powers of Attorney Executed by Directors and        Filed herewith
              Executive Officers of Registrant

    31.1      Rule 13a - 14(a)/15d-14(a) Certification            Filed herewith
              (Principal Executive Officer)

    31.2      Rule 13a - 14(a)/15d-14(a) Certification            Filed herewith
              (Principal Financial Officer)

    32.1      Section 1350 Certification (Principal Executive     Filed herewith
              Officer and Principal Financial Officer)

----------
*     Management contract or compensatory plan or arrangement.