Form 10-Q
period 2005-04-02
BARRY R G CORP /OH/
filed 2005-05-17
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                        Commission file number 001-08769

                             R. G. BARRY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                       31-4362899
      (State or other jurisdiction                          (IRS Employer
    of incorporation or organization)                   Identification Number)

           13405 Yarmouth Road NW, Pickerington, Ohio        43147
           ---------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

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

    Common Shares, $1 Par Value, Outstanding as of April 30, 2005 - 9,836,602

                          Index to Exhibits at page 22



                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       April 2, 2005      January 1, 2005
                                                                                       -------------      ---------------
                                                                                                 (unaudited)
                                                                                                 -----------
                                                                                                (in thousands)
ASSETS:
   Cash                                                                                   $  1,310                  958
   Accounts receivable (less allowances of
     $9,094 and $12,095, respectively)                                                       9,701               10,141
   Inventory                                                                                21,196               20,192
   Prepaid expenses                                                                          1,377                1,791
                                                                                          --------             --------
       Total current assets                                                                 33,584               33,082
                                                                                          --------             --------

   Property, plant and equipment, at cost                                                   13,577               13,705
     Less accumulated depreciation and amortization                                         10,978               10,987
                                                                                          --------             --------
       Net property, plant and equipment                                                     2,599                2,718
                                                                                          --------             --------

   Other assets                                                                              3,242                3,292
                                                                                          --------             --------
                                                                                          $ 39,425               39,092
                                                                                          ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term notes payable                                                                  8,158                4,901
   Current installments of long-term debt                                                    1,359                1,721
   Accounts payable                                                                          5,429                5,200
   Accrued expenses                                                                          5,009                6,387
                                                                                          --------             --------
     Total current liabilities                                                              19,955               18,209
                                                                                          --------             --------

   Accrued retirement costs and other                                                       15,083               15,426

   Long-term debt, excluding current installments                                              384                  479
                                                                                          --------             --------
         Total liabilities                                                                  35,422               34,114
                                                                                          --------             --------

   Shareholders' equity:
     Preferred shares, $1 par value per share Authorized 3,775 Class A shares,
       225 Series I Junior Participating Class A Shares,
       and 1,000 Class B Shares, none issued                                                  --                   --
     Common shares, $1 par value per share
       Authorized 22,500 shares; issued and outstanding 9,836 and 9,836 shares
       (excluding treasury shares of 910 and 912)                                            9,836                9,836
     Additional capital in excess of par value                                              12,836               12,851
     Deferred compensation                                                                    --                    (19)
     Accumulated other comprehensive loss                                                   (4,059)              (3,981)
     Accumulated deficit                                                                   (14,610)             (13,709)
                                                                                          --------             --------
       Net shareholders' equity                                                              4,003                4,978
                                                                                          --------             --------
                                                                                          $ 39,425               39,902
                                                                                          ========             ========



                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Thirteen Weeks Ended
                                              April 2, 2005       April 3, 2004
                                              -------------       -------------
                                                        (unaudited)
                                                        -----------
                                                       (in thousands,
                                                  except per share amounts)
Net sales                                       $ 16,990             $ 18,430
Cost of sales                                     10,162               12,917
                                                --------             --------
    Gross profit                                   6,828                5,513
Selling, general and
    administrative expenses                        7,400               11,197

Restructuring and asset
    impairment charges                               241                8,282
                                                --------             --------
Operating loss                                      (813)             (13,966)

Other income                                          45                   45

Interest expense, net                                (85)                (241)
                                                --------             --------

Loss from operations, before
    income tax and minority interest                (853)             (14,162)
Income tax (expense) benefit                         (48)                   2
Minority interest in income of
  consolidated subsidiaries, net of
  tax                                               --                      1
                                                --------             --------

     Net loss                                   $   (901)            $(14,159)
                                                ========             ========

Net loss per common share
     Basic                                      $  (0.09)            $  (1.44)
                                                ========             ========
     Diluted                                    $  (0.09)            $  (1.44)
                                                ========             ========

Average number of common
  shares outstanding

     Basic                                         9,837                9,839
                                                ========             ========
     Diluted                                       9,837                9,839
                                                ========             ========



                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Thirteen Weeks Ended
                                                             April 2, 2005       April 3, 2004
                                                             -------------       -------------
                                                                        (unaudited)
                                                                        -----------
                                                                       (in thousands)
Cash flows from operating activities:
   Net loss                                                    $   (901)            $(14,159)

   Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization of
         property, plant and equipment                              171                  417
       Asset impairment loss                                       --                  6,263
       Amortization of deferred compensation                          3                   57
       Changes in:
         Accounts receivable, net                                   382               (3,965)
         Inventory                                               (1,137)                 916
         Prepaid expenses and other                                 464                1,435
         Accounts payable                                           245               (2,279)
         Accrued expenses                                        (1,369)                (930)
         Accrued retirement costs and other, net                   (343)                 283
                                                               --------             --------
           Net cash used in continuing operations                (2,485)             (11,962)
                                                               --------             --------
           Net cash used in discontinued operations                --                   (401)
                                                               --------             --------
           Net cash used in operating activities                 (2,485)             (12,363)
                                                               --------             --------

Cash flows from investing activities:
   Purchases of property, plant and equipment                       (67)                 (41)

Cash flows from financing activities:
   Proceeds from short-term notes, net                            3,305               25,322
   Repayments of short-term bank notes                             --                (10,204)
   Proceeds from shares issued and other                           --                      2
   Repayment of long-term debt                                     (412)              (2,537)
                                                               --------             --------
       Net cash provided by financing activities                  2,893               12,583
                                                               --------             --------

Effect of exchange rates on cash                                     11                    1
                                                               --------             --------

Net increase in cash                                                352                  180
Cash at the beginning of the period                                 958                2,012
                                                               --------             --------
Cash at the end of the period                                  $  1,310             $  2,192
                                                               ========             ========

Supplemental cash flow disclosures:
   Interest paid                                               $     66             $    210
                                                               ========             ========
   Income taxes paid, net                                      $      0             $     15
                                                               ========             ========




                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
              for the periods ended April 2, 2005 and April 3, 2004
                      (in thousands, except per share data)

1. The accompanying unaudited consolidated financial statements include the accounts of R.G. Barry Corporation and its subsidiaries ("the Company") and have been prepared in accordance with the Unites States of America ("U.S.") generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 (fiscal 2005). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of R.G. Barry Corporation for the fiscal year ended January 1, 2005 (fiscal 2004).

2. The Company operates on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2005 and fiscal 2004 are both fifty-two week years.

3. The Company has various stock option plans, under which the Company has granted incentive stock options and nonqualified stock options exercisable for periods of up to 10 years from the date of grant at prices not less than fair market value of the underlying common shares at the date of grant. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense.

     The Company has elected to use the intrinsic value method, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations, including FASB Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25) in accounting for employee stock options. Accordingly, the Company has presented the disclosure only information as required by SFAS No. 123. Had the Company elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss would approximate the pro forma amounts indicated below for the periods noted:


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
          the periods ended April 2, 2005 and April 3, 2004 - continued
                      (in thousands, except per share data)


                                                           April 2, 2005      April 3, 2004
                                                           -------------      -------------
          Net loss:
          As reported                                        $  (901)           $ (14,159)
            Deduct: Total stock-based employee
              compensation expense determined under
              fair value based method for all
              awards, net of related tax effect              $   (83)           $    (143)
          Pro forma                                          $  (984)           $ (14,302)

          Net loss per share:
              Basic - as reported                            $ (0.09)           $   (1.44)
              Basic - pro forma                              $ (0.10)           $   (1.44)

              Diluted - as reported                          $ (0.09)           $   (1.44)
              Diluted - pro forma                            $ (0.10)           $   (1.44)


     Using the Black-Scholes option pricing model, the per-share, weighted-average fair value of stock options granted during 2005 and 2004, was $1.90 and $1.20, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of April 2, 2005, and April 3, 2004 were:

                                                    April 2, 2005          April 3, 2004
                                                    -------------          -------------
       Expected dividend yield                           0%                      0%
       Expected volatility                               60%                    60%
       Risk-free interest rate                          3.75%                  3.00%
       Expected life-ISO grants                        5 years                6 years
       Expected life-nonqualified grants             3 - 5 years            2 - 8 years

4. Income tax (expense) benefit for the periods ended April 2, 2005 and April 3, 2004 consist of:

                                                        2005               2004
                                                        ----               ----
          Foreign tax (expense) benefit               $   (48)            $    2

    Income tax (expense) benefit for the periods ended April 2, 2005 and April
     3, 2004 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                                       2005            2004
                                                       ----            ----
          Computed "expected" tax:
              U. S. Federal                           $ 347           $ 4,821
              Valuation allowance                      (347)           (4,821)
              Foreign and other, net                    (48)                2
                                                      -----           -------

                  Total                               $ (48)          $     2
                                                      =====           =======



                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
          the periods ended April 2, 2005 and April 3, 2004 - continued
                      (in thousands, except per share data)

     On June 8, 2004, the Company received a "30-day letter" from the Internal Revenue Service ("IRS") proposing certain adjustments which, if sustained, would result in an additional tax obligation approximating $4,000 plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments and reiterating its position. In March 2005, the IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2006. The Company intends to vigorously contest the proposed adjustments. In the opinion of management, the resolution of these matters is not expected to have a material effect on the Company's financial position or results of operations.

5. Basic net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the employee stock purchase plan. Diluted net loss per common share for the thirteen weeks ended April 2, 2005 and April 3, 2004 does not include the effect of potential common shares due to the antidilutive effect of these instruments, resulting from the net losses incurred during the periods noted.

6.   Inventory by category for the Company consists of the following:

                                                      April 2,               January 1,
                                                      --------               ----------
                                                        2005                    2005
                                                        ----                    ----
                   Raw materials                      $  1,031                $  1,031
                   Work in process                          66                     202
                   Finished goods                       20,099                  18,959
                                                      --------                --------
                        Total inventory               $ 21,196                $ 20,192
                                                      ========                ========

     Inventory is presented net of raw materials write-downs of $54 as of April 2, 2005 and $42 as of January 1, 2005, respectively, and finished goods write-downs of $209 as of April 2, 2005 and $1,515 as of January 1, 2005, respectively. Write-downs, recognized as a part of cost of sales were, $92 and $166 for the first quarter 2005 and 2004, respectively.

7. Restructuring and asset impairment charges - The Company recorded restructuring and asset impairment charges as a result of certain actions taken to reduce costs and improve operating efficiencies. During the first quarter of 2005, these actions mainly represented minor continuing occupancy costs on the Company's leased facilities and other minor liquidation costs both of which were related to the prior year's restructuring plan as described in R.G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Business Model", which is incorporated by reference into "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of R.G. Barry Corporation's Annual report on Form 10-K for the fiscal year ended January 1, 2005. As shown next and consistent with prior reporting periods, the restructuring and asset impairment charges have been recorded as a component of the Company's operating expense.


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
          the periods ended April 2, 2005 and April 3, 2004 - continued
                      (in thousands, except per share data)

                                                                                   Non-Cash
                                    As of                                         Write-Offs        As of
                                   Jan. 1,        Charges          Estimate          and           April 2,
                                    2005          in 2005        Adjustments     Paid in 2005        2005
                                    ----          -------        -----------     ------------        ----
Employee separations               $  927              54              (35)            628             318
Other exit costs                     --               185             --               185            --
Noncancelable lease costs           1,732              37             --               378           1,391
                                   ------          ------          -------          ------          ------
Total restructuring costs          $2,659          $  276          $ ( 35)          $1,191          $1,709
                                   ======          ======          =======          ======          ======

     The Company recorded restructuring and asset impairment charges of $8,282 during the first quarter of 2004, related to the major initiatives undertaken in that year to reduce costs and improve operating efficiencies.

8. Segment Information - The Company primarily markets comfort footwear for at- and around-the-home. The Company considers "Barry Comfort" at- and around-the-home comfort footwear groups in North America and in Europe as its two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, including such items as costs of certain administrative functions and current and deferred income tax expense or benefit, and deferred tax assets or liabilities.

                                                      Barry Comfort
            Thirteen weeks ended               North
                April 2, 2005                 America            Europe             Total
                                              -------            ------             -----
       Net sales                             $ 13,885           $  3,105          $ 16,990
       Gross profit                             6,385                443             6,828
       Depreciation and
            Amortization                          151                 20               171
       Restructuring and asset
                impairment charges                241               --                 241
       Interest expense                            70                 15                85
       Pre tax earnings (loss)                   (994)               141              (853)
       Purchases of property, plant
            and equipment                          29                 38                67
       Total assets devoted                  $ 34,983           $  4,442          $ 39,425
                                             ========           ========          ========


                                                      Barry Comfort
            Thirteen weeks ended               North
               April 3, 2004                  America            Europe             Total
                                              -------            ------             -----
       Net sales                             $ 15,517           $  2,913          $ 18,430
       Gross profit                             5,216                297             5,513
       Depreciation and
            Amortization                          355                 62               417
       Restructuring and asset
            impairment charges                  8,282               --               8,282
       Interest expense                           230                 11               241
       Pre tax earnings (loss)                (14,197)                35           (14,162)
       Purchases of property, plant
            and equipment                          35                  6                41
       Total assets devoted                  $ 52,154           $  4,204          $ 56,358
                                             ========           ========          ========


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
          the periods ended April 2, 2005 and April 3, 2004 - continued
                      (in thousands, except per share data)

9. Employee Retirement Plans - The Company uses a measurement date of September 30 in making the required pension computations on an annual basis. In 2005, the Company has potential pension related payments of $1,359 for unfunded, nonqualified supplemental retirement plans as well as for payments anticipated for the 2004 year and 2005 quarterly estimated contributions into the funded, qualified associate retirement plan. The Company's application for deferral of the lump sum 2003 payment due in September 2004 of $747 was approved by the IRS in 2004, and accordingly that payment has been deferred to 2005. During the first quarter of 2005, the Company made payments of $148 and $145 under its nonqualified supplemental and qualified retirement plans, respectively.

     Effective April 1, 2004, the retirement plans were frozen, resulting in a curtailment loss of $1,128 during the first quarter of 2004, and the elimination of additional service costs after the first quarter of 2004.

     The components of net periodic benefit cost for the retirement plans were:

                                                              Thirteen weeks ended
                                                        April 2, 2005        April 3, 2004
                                                        -------------        -------------
           Service cost                                      $  --              $   214
           Interest cost                                       549                  559
           Expected return on plan assets                     (462)                (497)
           Net amortization                                     65                  128
           Curtailment loss                                     --                1,128
                                                             -----              -------
             Total pension expense                           $ 152              $ 1,532
                                                             =====              =======

10. Related party transactions - The Company and its non-executive chairman ("chairman") previously entered into an agreement pursuant to which the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company's common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5,000 life insurance policy on the chairman; in addition, the Company maintains another policy insuring the life of the chairman. The cumulative cash surrender value of the policies approximates $2,200, which is included in other assets in the accompanying consolidated balance sheets. Effective March 2004 and continuing through April 2, 2005, the Company has borrowed against the cash surrender value of these policies.

     In addition, for a period of 24 months following the chairman's death, the Company will have a right of first refusal to purchase any common shares of the Company owned by the chairman at the time of his death if his estate elects to sell such common shares. The Company would have the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares.

     The Company has a royalty agreement with the mother of the chairman, providing the Company with the exclusive right to manufacture and sell various slipper styles and other product designs created and owned by her, including future styles and designs. Under the agreement, the Company agreed to pay a royalty to her of 1% of the net sales of products utilizing her designs. The royalty agreement terminates five years after her death.


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Under Item 1 of Part I of Form 10-Q for
          the periods ended April 2, 2005 and April 3, 2004 - continued
                      (in thousands, except per share data)

     During 2004, the Company engaged The Meridian Group ("Meridian"), whose services included assisting the Company in the development of its new business model, restructuring its financing resources, and identifying auction firms to market and sell its equipment in Mexico. The Company's President and Chief Executive Officer is currently on leave from Meridian, and his spouse is the President and sole owner of Meridian. The fees incurred were at Meridian's customary rates for providing such services, and the Company believes the fees were consistent with the market price for such services. During the fourth quarter of 2004 and through the first quarter of 2005, the Company has not engaged the services of Meridian.

11. Contingent Liabilities - The Company has been named as defendant in various lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.



                    R. G. BARRY CORPORATION AND SUBSIDIARIES

 ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995:

Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," or similar words. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read statements that contain forward-looking statements carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other "forward-looking" information. The risk factors described below, as well as any other cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Quarterly Report on Form 10-Q occur, they could have a material adverse effect on our business, operating results and financial condition.
--------------------------------------------------------------------------------

The following are the most significant risk factors in our business.

RISK FACTORS

o The Company's ability to continue sourcing products from outside North America without negatively impacting delivery times or product quality under its new business model.

o The ability of the Company to meet certain minimum covenants regarding its financial condition and financial performance requirements as described in the CIT ABL Facility, discussed below under "CIT Facilities". While we believe we can continue to comply with such covenants in 2005, our ability to do so assumes that (i) the cost benefits of our new business model continue in 2005; (ii) we experience no major loss of customers or a major loss of business from existing customers; and the Company continues to be able to source products without incurring substantial unplanned costs.

o The Company's ability to maintain its inventory levels in accordance with its plans and achieve adequate levels of working capital.

o The continued demand for the Company's products by its customers and consumers, especially during the critical holiday season.

o The ability of the Company to successfully compete on quality, fashion, service, selection, and price.

o The Company's ability to successfully manage the impact on our product cost that may result from a potential material change in the valuation of the Chinese currency.

o The ability of the Company to finalize the exiting of certain lease obligations related to our distribution facilities in Nuevo Laredo, Mexico and Laredo, Texas and our former office in San Antonio, Texas without incurring substantial unplanned costs or experiencing unforeseen difficulties.

o    The Company's ability to resolve its dispute with the IRS, as described in
     Note 4 of the Notes to Consolidated Financial Statements, without incurring substantial liability.

o    The impact of competition on the Company's market share.

o The ability of the Company to retain key executives and successfully manage a succession plan for members of its senior management.



INTRODUCTION

The following discussion and analysis is intended to provide investors and others with information we believe is necessary to understand the Company's financial condition, changes in financial condition, results of operations and cash flows. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements, the notes to the consolidated financial statements and other information found in this Quarterly Report on Form 10-Q.


CRITICAL ACCOUNTING POLICIES AND USE OF SIGNIFICANT ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. We make these estimates after gathering as much information from as many resources, both internal and external, as are available to us at the time. After reasonably assessing the conditions that exist at the time, we make these estimates and prepare our consolidated financial statements accordingly. These estimates are made in a consistent manner from period to period, based upon historical trends and conditions and after review and analysis of current events and circumstances. We believe these estimates reasonably reflect the current assessment of the financial impact of events that may not become known with certainty until some time in the future.

A summary of the critical accounting policies requiring management estimates follows:

(a) We recognize revenue when goods are shipped from our warehouse and other third-party distribution locations, at which point our customers take ownership and assume risk of loss. In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, recognizing as well a corresponding reduction in our reported accounts receivable. These estimates have traditionally been sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; retail sale rates; acceptance of the styling of our product by consumers; overall economic environment; consumer confidence; and other similar factors.

Allowances for returns established were approximately $3.1 million and $6.0 million at the end of the first quarter 2005 and the first quarter 2004, respectively, and $4.1 million at the end of fiscal year 2004. Furthermore, allowances for promotions and other sales incentives established at the end of the first quarter 2005 and the first quarter 2004 were approximately $6.0 million and $5.9 million, respectively, and $8.0 million at the end of fiscal year 2004. The quarter-on-quarter decrease of $2.9 million of return allowances is mainly due to the change in our business model, which includes a more customer-specific sell-in approach compared to a year ago. The slight quarter-on-quarter increase in the promotions and sales incentives allowance also reflects our continuing initiatives of being more responsive to our customers by assisting in promoting goods in season and attempting to reduce returns accordingly. During the first quarter 2005 and the first quarter 2004, we recorded approximately $150 thousand and $0, respectively, as the sales value of merchandise returned by our customers, and $4.0 million for fiscal year 2004. Charges to earnings for the first quarter 2005 and same period in 2004 for consumer promotion activities undertaken with our customers were $1.2 million and $2.1 million, respectively, and $10.7 million for fiscal year 2004. As our business model is further implemented in 2005, and given the continuously changing retail environment, and our short experience with the new operating model, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations for these activities could be different than those estimates noted above.


         (b) We value inventories using the lower of cost or market, based upon the first-in, first-out ("FIFO") costing method. We evaluate our inventories for any impairment in realizable value in light of our prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs under the circumstances. At the end of the first quarter 2005 and the first quarter 2004, we estimated that the FIFO cost of our inventory exceeded the estimated net realizable value of that inventory by $263 thousand and $2.6 million, respectively, as compared with a similar estimate of $1.6 million at year-end 2004. The significant decrease from quarter to quarter is mainly due to our decision made in the first quarter of 2004 to exit manufacturing activities in Mexico. This decision resulted in a significant reserve against the value of our raw material investment to position it for liquidation through auctioning completed in August 2004. Inventory write-downs, recognized as part of cost of sales for continuing operations, amounted to $92 thousand, $166 thousand and $2.1 million during the first quarter 2005, the first quarter 2004, and the fiscal year 2004, respectively. As noted above, given our short experience with the new business model and considering the ever-changing retail landscape, it is possible that our estimates to represent our inventory at the net realizable value could be different than those reported in previous periods.

         (c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a result of differences between results of operations as reported in conformity with U.S. generally accepted accounting principles, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of our deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. As a result of our cumulative losses, we have determined that it is uncertain when, and if, the deferred tax assets will have realizable value in future years. We established a valuation allowance against the value of those deferred assets and a reserve of approximately $21.3 million was recorded at the end of fiscal year 2004. Should our profits improve in future periods, such that those deferred items become realizable as deductions in future periods, we will recognize that benefit by reducing our reported tax expense in the future periods, once that realization becomes assured.

         (d) We accounted for our previous financing agreement with CIT Commercial Services, Inc. ("CIT"), described below under "CIT Facilities," as a financing facility, in recognizing and recording trade receivables. For financial statement purposes, the factoring of receivables under the previous CIT financing arrangement is not considered a sale of receivables. As such, the amounts advanced by CIT are considered short-term loans and are included within short-term notes payable on our consolidated balance sheet. The CIT ABL Facility, described below under "CIT Facilities" as well, is a committed type financing arrangement, has replaced the previous CIT financing arrangement, and does not include factoring of receivables.

         (e) We make estimates of the future costs associated with restructuring plans related to operational changes announced during the year. Estimates are based upon the anticipated costs of employee separations; an analysis of the impairment in the value of any affected assets; anticipated future costs to be incurred in settling remaining lease obligations, net of any anticipated sublease revenues; and other costs associated with the restructuring plans. At the end of the first quarter of 2005 and the first quarter 2004, we had an accrued balance of approximately $1.7 million and $557 thousand, respectively, relating to the estimated future costs of closing or reorganizing certain operations. At the end of fiscal year 2004, we had an accrued balance of $2.7 million for similar restructuring and reorganization activities under way at that time. Should the actual costs of restructuring activities exceed our estimates, the excess costs will be recognized in the following period. Conversely, should the costs of restructuring be less than the amounts estimated, future periods would benefit by that difference. (See also Note 7 of the Notes to Consolidated Financial Statements for additional information concerning restructuring and asset impairment charges.)



         (f) We review the carrying value of our long-lived assets held and used and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. This review is performed using estimates of future cash flows. If the carrying value of the assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is determined using the present value of estimated net cash flows or comparable market values. Assets to be disposed of are reported at the lower of book or fair market value, less costs of disposal. We recorded asset impairment charges of approximately $0, $6.3 million, and $7.1 million during the first quarter 2005, the first quarter 2004 and fiscal year 2004, respectively. The significant decrease in asset impairment charges from quarter period 2005 to 2004 is reflective of the actions taken related to the closure of our manufacturing and distribution facilities in Mexico and Laredo, Texas announced during the first quarter of 2004.

         (g) There are other accounting policies that also require management's judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (v) of the Notes to Consolidated Financial Statements in our 2004 Annual Report to Shareholders, which was incorporated by reference into "Item 8 - Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.


RECENTLY ISSUED ACCOUNTING STANDARDS

In late 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, and SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion 29. Both standards go into effect for fiscal years beginning after July 15, 2005. We do not anticipate that the implementation of either standard will have a material impact on the results of operations or financial condition of our company. SFAS No. 151 provides specific definition to the term "abnormal costs", as used in previous accounting standards in inventory reporting under Accounting Research Bulletin 43. Such abnormal costs, with specific definitions now provided under the standard, must be recognized in period expense and not included in the valuation of inventory. SFAS No. 153 modifies APB Opinion No. 129 to require the use of fair value of assets exchanged involved in an exchange of productive use assets, and limits the exception to the use of fair value only to situations involving asset exchanges that do not have commercial substance.

SFAS No. 123 (Revised 2004), Share-Based Payments ("SFAS No. 123R") supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R must be adopted no later than the first interim reporting period of our first fiscal year beginning on or after June 15, 2005. We expect to adopt SFAS 123R on January 1, 2006. This standard will incorporate into reported results a measure of expense for share based compensation. This standard effectively requires the same reporting approach for all companies in this area. We, under this standard, have alternative implementation options as to how to present prior period information, either as restated results on prior interim periods, and/or restatement of prior years, or by reference to prior period proforma footnote disclosures. We intend to implement this standard prospectively with reference to prior period proforma disclosures.


REFINING OUR BUSINESS MODEL IN 2005

During 2004, we successfully developed and began implementing our new business model, financially reengineered our company, and executed significant changes in our operations during the course of that year. Refinement of our new business model in 2005 and beyond will be anchored primarily on three central points:


o Continuing meeting or exceeding the expectations of our retailing partners and consumers with fresh, innovative, thinking and a line-up of great products;

o    Continuing to enhance the image of our Dearfoams(R)family of brands; and

o Continuing to improve our order fulfillment and inventory management processes through the use of improved forecasting tools.

As part of the refinement of our new business model, we have entered into a two-year, asset-based lending facility (the "CIT ABL Facility") with CIT. Further details of the CIT ABL Facility are provided in the section immediately below.


CIT FACILITIES

On March 31, 2005, we entered into the CIT ABL Facility, which replaced our previous financing arrangement with CIT. The CIT ABL Facility is a two-year committed facility under which CIT is obligated to advance us funds so long as we comply with the CIT ABL Facility, including satisfying covenants requiring that we meet various financial condition and financial performance requirements.

Under the CIT ABL Facility, we are required to meet various financial covenants including: (a) minimum Tangible Net Worth at the end of each fiscal quarter of 2005 and 2006; (b) negative Earnings Before Income Taxes, Depreciation, and Amortization (excluding certain extraordinary or nonrecurring gains and losses) for the two fiscal quarters ended June 30, 2005, not exceeding a specified level; (c) Minimum Net Availability at the end of each fiscal year beginning in 2005; and (d) a minimum Fixed Charge Coverage Ratio test at the end of fiscal 2005 and each 12-month period ending at the end of each fiscal quarter thereafter. The foregoing capitalized terms are defined in the CIT ABL Facility. We have met the only financial covenant, minimum Tangible Net Worth, that was applicable to the first quarter of 2005 under the CIT ABL Facility. We currently believe we can meet all financial covenants under the CIT ABL Facility for the remainder of fiscal year 2005.

The CIT ABL Facility provides us with advances in a maximum amount equal to the lesser of (a) $35 million or (b) a Borrowing Base (as defined in the CIT ABL Facility). The Borrowing Base is determined by the agreement and is based primarily on the sum of (i) the amount of 80% of the receivables due under the factoring agreement, if any, and 80% of our total eligible accounts receivable;
(ii) the amount of our eligible inventory; (iii) a $3.5 million overformula availability during our peak borrowing season from April through October; and
(iv) a $4.0 million allowance on our eligible intellectual property from January 1 to October 31. The CIT ABL Facility includes a $3 million subfacility for CIT's guarantee of letters of credit to be issued by letter of credit banks. This amount is counted against the maximum borrowing amount noted above.

Interest on the CIT ABL Facility is initially at a rate per annum equal to the JPMorgan Chase Bank prime rate plus 1%. In the event we satisfy various requirements as of the end of fiscal 2005, the rate per annum may be reduced to the JPMorgan Chase Bank prime rate plus 0.5%. Each month when our borrowing needs require inclusion of the $3.5 million overformula in the Borrowing Base, the interest rate will be increased by 0.5%.

As part of the previous CIT financing arrangement, we entered into a factoring agreement with CIT, under which CIT purchased accounts receivable that met CIT's eligibility requirements. Although the CIT ABL Facility replaces our former factoring arrangement with CIT, the factoring agreement will remain in effect for all accounts previously factored under that agreement. However, going forward, the CIT ABL Facility will be the exclusive loan facility between us and CIT and no additional accounts will be factored and no further advances will be made by CIT under the previous factoring agreement.


The first priority liens and mortgage on substantially all of our assets, including accounts receivable, inventory, intangibles, equipment, intellectual property, and real estate that secured the previous CIT financing agreement remain in place and have been amended and modified to secure the CIT ABL Facility. In addition, the pledge agreement and the subsidiary guarantees entered into in connection with the previous CIT financing agreement have also been amended to secure the CIT ABL Facility.


LIQUIDITY AND CAPITAL RESOURCES

As of the end of the first quarter of 2005, we had $13.6 million in net working capital. This compares with $19.0 million at the end of last year's first quarter, and $14.9 million at year-end 2004. The decrease in net working capital quarter-on-quarter is primarily due to our operating losses incurred during fiscal year 2004 and for the first quarter of 2005 and the decline in our inventory investment, which resulted in lower short-term funding needs to support a much leaner business model.

The primary components of net working capital have changed as follows:

o Our accounts receivable decreased from $11.1 million at the end of the first quarter of 2004, to $9.7 million at the end of the first quarter of 2005. Most of the quarter-on-quarter decrease reflects a decrease in net sales during the first quarter of 2005 compared with the first quarter of 2004. Accounts receivable decreased slightly from $10.1 at the end of fiscal 2004 to $9.7 million at the end of the first quarter of 2005.

o Our inventories for first quarter-end 2005 and 2004 were $21.2 million and $31.8 million, respectively, and $20.2 million at the end of fiscal 2004. The quarter-on-quarter decrease of approximately $10.6 million in inventory clearly reflects the positive effects of the change in our operating model from in-house manufacturing supply to a 100% outsourcing model effected during 2004.

o We ended the first quarter of 2005 with $1.3 million in cash and cash equivalents, compared with $2.2 million at the end of the first quarter of 2004. We ended the first quarter of 2005 with $8.2 million in short-term notes payable, compared with $17.1 million in short-term notes at the end of the first quarter of 2004. At the end of fiscal 2004, we had nearly $1.0 million in cash and cash equivalents, and $4.9 million in short-term notes payable. The significant quarter-on-quarter decrease of approximately $9.0 million in our short-term notes payable is due primarily to lower borrowings required to fund a much leaner business operating model from the quarter period a year ago.

Capital expenditures during the first quarter of 2005 amounted to $67 thousand compared with $41 thousand during the same period in 2004. Expenditures in both years were funded out of working capital, and reflect a much reduced level of capital asset spending as compared to previous years during which we operated our own manufacturing plants. We expect our future capital expenditures to be in line with our new business model and thus require a much lower funding than in prior years.


OTHER SHORT-TERM DEBT

Early in March 2004, we borrowed $2.2 million against the cash surrender value of life insurance policies insuring our non-executive chairman. This $2.2 million indebtedness is classified within short-term notes payable in the accompanying consolidated balance sheets.



OTHER LONG-TERM INDEBTEDNESS

Approximately $1.1 million, reflected in current installments of long-term debt, represents the present value, discounted at 8%, of the remaining three quarterly payments related to our agreement to pay two consulting firms for their assistance in the process that accelerated the elimination of duties imposed by the United States of America on slippers coming from Mexico. As part of the NAFTA agreement, these duties had been scheduled for elimination on January 1, 2008. The duties were eliminated on January 1, 2002. The remaining three quarterly payments are subordinated to all of our other obligations.


OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our "Off-Balance Sheet Arrangements" and "Contractual Obligations" since the end of fiscal 2004, other than routine payments.


RESULTS OF OPERATIONS

During the first quarter of 2005, net sales amounted to nearly $17.0 million or approximately $1.4 million less than same period last year. Our Barry Comfort North America business reported net sales of approximately $13.9 million, a decline of nearly 11% or $1.6 million from the same period in 2004. Net sales in Barry Comfort Europe were $3.1 million, an increase of $192 thousand or approximately 7% from the same period last year. (See also Note 8 of the Notes to Consolidated Financial Statements for selected segment information.) Most of the decline in net sales reported for Barry Comfort North America during the first quarter of 2005 occurred in some of our branded products as well as in some of our products sold under licenses. We believe this reflects a relatively flat retail sales environment for the first quarter of 2005.

Gross profit during the first quarter period in 2005 and 2004 was $6.8 million or 40.2% of net sales and $5.5 million or 29.9% of net sales, respectively. The significant improvement in gross profit dollars and percent of net sales, notwithstanding our lower net sales for the quarter, is mostly attributable to the lower cost of purchases from third-party suppliers of outsourced goods, when compared with the costs incurred under our former supply model of in-house manufacturing. This benefit further reflects itself as we have move to the outsourcing of 100% of our supply needs from third-party manufacturers in the Orient. Another reason for the improvement in the gross profit results for the quarter is a higher margin on sales of close out goods sold during this year's quarter as compared to those sold during the same period last year.

Selling, general and administrative expenses ("SG&A") for the quarter were $7.4 million, reflecting a significant decrease of nearly $3.8 million or 34%, from approximately $11.2 million in the same quarter last year. In addition, SG&A expenses as a percent of net sales decreased from 60.8% in the first quarter of 2004 to 43.6% of net sales in the first quarter of 2005. Most notably, the significant decrease in SG&A reflected itself in lower shipping, selling, professional fees and consulting type expenses, further demonstrating the positive effects of the significant change in our operating model. The quarter-on-quarter SG&A decrease was also due to the curtailment loss of $1.1 million recorded in the first quarter of 2004.

During the first quarter of 2005, we recognized $241 thousand in restructuring and asset impairment charges, compared to approximately $8.3 million reported in the same period a year earlier. The significant decrease in restructuring and asset impairment charges is due to less reorganization activity occurring during this year's quarter as compared to the actions taken in the same period last year, which were related to the closure of our manufacturing facilities in Mexico. (See also Note 7 of the Notes to Consolidated Financial Statements for added information relating to restructuring and asset impairment charges.)



Net interest expense was $85 thousand for the first quarter 2005, representing a decrease of approximately $156 thousand from last year's same period. The quarter-on-quarter net interest expense decline resulted from our short-term borrowings outstanding of approximately $9.0 million to $8.1 million at the end of the first quarter of 2005 as compared to $17.1 million at the end of the same period a year earlier. The net decrease also takes into account slightly higher interest rates in 2004 as we transitioned to our previous CIT financing agreement during the first quarter of 2004.

For the first quarter of 2005, we incurred a net loss of $901 thousand or $0.09 loss per diluted share, compared with a net loss incurred during the first quarter of 2004 of nearly $14.2 million or $1.44 loss per diluted share.


       ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments - Foreign Currency

The majority of our sales were conducted in North America and denominated in US Dollars during the first quarter of 2005. For any significant sales transactions denominated in other than US Dollars, our established policy guidelines allow us to hedge against any significant currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from currency adverse fluctuations. At the end of the first quarter 2005 and fiscal year-end 2004, there were no such foreign exchange contracts outstanding.

Most of our product is purchased from third party manufacturers in China. While our business is conducted in US Dollars, should there be a change in the valuation of the Chinese Renminbi, the cost structure of our suppliers could change. A revaluation of the Renminbi could potentially result in an increase in the costs of our products, depending upon the competitive environment and the availability of alternative suppliers.


Market Risk Sensitive Instruments - Interest Rates

We believe that we have an exposure to the impact of changes in short-term interest rates. Our principal interest rate risk exposure results from the floating rate nature of the CIT ABL Facility. If interest rates were to increase or decrease by one percentage point (100 basis points), we estimate interest expense would increase or decrease by approximately $100 thousand on an annualized basis. Currently, we do not hedge our exposure to floating interest rates.


                        ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer) of R. G. Barry Corporation ("R. G. Barry"), R. G. Barry's management has evaluated the effectiveness of R. G. Barry's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, R. G. Barry's President and Chief Executive Officer and R. G. Barry's Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer have concluded that:

     a. information required to be disclosed by R. G. Barry in this Quarterly Report on Form 10-Q and the other reports which R. G. Barry files or submits under the Exchange Act would be accumulated and communicated to R. G. Barry's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;



     b. information required to be disclosed by R. G. Barry in this Quarterly Report on Form 10-Q and the other reports which R. G. Barry files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     c. R. G. Barry's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to R. G. Barry and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.


Changes in Internal Control Over Financial Reporting

There were no changes in R. G. Barry's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry's quarterly period ended April 2, 2005, that have materially affected, or are reasonably likely to materially affect, R. G. Barry's internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on June 8, 2004, the Company received a "30-day letter" from the Internal Revenue Service ("IRS") proposing certain adjustments which, if sustained, would result in an additional tax obligation approximating $4.0 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments, and reiterating its position. In March 2005, the IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2006. The Company intends to vigorously contest the proposed adjustments.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         (a)  and  (b)  Not Applicable

         (c) R. G. Barry did not purchase any of its common shares during the quarterly period ended April 2, 2005. R. G. Barry does not currently have in effect a publicly announced repurchase plan or program.

Item 3.  Defaults Upon Senior Securities

         (a), (b) Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) through (d) Not Applicable

Item 5.  Other Information

         On May 16, 2005, R. G. Barry Corporation (the "Company") entered into Change in Control Agreements (the "Change in Control Agreements") with each of the following non-executive officers of the Company: Glenn Evans - Senior Vice President, Creative Services and Sourcing; Pam Gentile - Senior Vice President, National Accounts; Jose Ibarra - Vice President, Treasurer; and Matt Sullivan - Senior Vice President, Integrated Supply Chain. Each of the Change in Control Agreements has a term of three-years and is substantially the same.



         The Change in Control Agreements provide for additional payments to each officer if the officer's employment with the Company is terminated within 36 months after the occurrence of a "change in control" (as defined). If the officer's employment is terminated by the Company after a change in control for "cause" (as defined) or due to the officer's "disability" (as defined) or death, the officer will receive his or her base salary through the date of termination, but shall not be entitled to receive any further benefits. If the officer's employment is terminated by the Company without cause or by the officer for "good reason" (as defined), the officer will receive his or her unpaid base salary through the date of termination, payment for all carried over and unused vacation and compensation days, and a lump sum severance payment equal to the greater of (i) the total compensation (including bonus) paid to or accrued for the benefit of the officer for the previous fiscal year, or (ii) the total compensation (including bonus) paid to or accrued for the benefit of the officer for the immediately prior twelve-month period.

         The form of the Change in Control Agreement entered into between the Company and each of the officers identified above is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Change in Control Agreements.

         In addition, on May 16, 2005, the Company and Daniel D. Viren, the Senior Vice President - Finance, Chief Financial Officer and Secretary of the Company, entered into a Second Amendment to Executive Employment Agreement (the "Second Amendment"). The Second Amendment provides for a two-year extension of the term of the Executive Employment Agreement dated as of June 5, 2000, as amended by the First Amendment to Executive Employment Agreement dated as of June 5, 2003 (the "Employment Agreement"). The new expiration date of the Employment Agreement is June 5, 2007. Other than the extension of the term to June 5, 2007, the Employment Agreement is unchanged and remains in full force and effect.

         The Second Amendment is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Second Amendment.



Item 6. Exhibits

         See Index to Exhibits at page 22.



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


                                             R. G. BARRY CORPORATION
                                             -----------------------
                                             Registrant

May 16, 2005
    Date
                                             /s/ Daniel D. Viren
                                             -----------------------------
                                             Daniel D. Viren
                                             Senior Vice President - Finance,
                                             Chief Financial Officer
                                             and Secretary
                                             (Principal Financial Officer)
                                             (Duly Authorized Officer)



                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS


Exhibit No.                                  Description                                     Location
-----------                                  -----------                                     --------
   10.1          Form of Change in Control Agreement entered into effective as of         Filed herewith
                 May 16, 2005 by R.G. Barry Corporation with each of the following non-executives officers:  Glenn Evans - Senior Vice President,
                 Creative Services and Sourcing; Pam Gentile - Senior Vice
                 President National Accounts; Jose Ibarra - Vice President -
                 Treasurer; and Matt Sullivan - Senior Vice President, Integrated
                 Supply Chain

   10.2          Second Amendment to Executive Employment Agreement, effective May        Filed herewith
                 16, 2005, between R.G. Barry Corporation and Daniel D. Viren

   31.1          Rule 13a-14(a)/15d-14(a) Certification (Principal Executive              Filed herewith
                 Officer)

   31.2          Rule 13a-14(a)/15d-14(a) Certification (Principal Financial              Filed herewith
                 Officer)

   32.1          Section 1350 Certifications (Principal Executive Officer and             Filed herewith
                 Principal Financial Officer)



