Form 10-Q
period 2005-07-02
BARRY R G CORP /OH/
filed 2005-08-16
CIK 749872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                        Commission file number 001-08769

                             R. G. BARRY CORPORATION
             (Exact name of registrant as specified in its charter)

                   OHIO                                         31-4362899
       (State or other jurisdiction                            (IRS Employer
     of incorporation or organization)                    Identification Number)

13405 Yarmouth Road NW, Pickerington, Ohio                         43147
 (Address of principal executive offices)                       (Zip Code)

                                  614-864-6400
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     Common Shares, $1 Par Value, Outstanding as of August 15, 2005 - 9,870,602

                          Index to Exhibits at page 26


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         July 2, 2005   January 1, 2005
                                                                         ------------   ---------------
                                                                                   (unaudited)
                                                                                 (in thousands)
ASSETS:
   Cash                                                                   $  1,029         $    958
   Accounts receivable:
      Trade (less allowances of                                              5,011            9,244
         $3,217 and $12,095, respectively)
      Other                                                                    223              897
   Inventory                                                                22,965           20,192
   Prepaid expenses                                                          1,663            1,791
                                                                          --------         --------
         Total current assets                                               30,891           33,082
                                                                          --------         --------

   Property, plant and equipment, at cost                                   12,963           13,705
      Less accumulated depreciation and amortization                        10,421           10,987
                                                                          --------         --------
         Net property, plant and equipment                                   2,542            2,718
                                                                          --------         --------

   Other assets                                                              3,296            3,292
                                                                          --------         --------
         Total assets                                                     $ 36,729         $ 39,092
                                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term notes payable                                                  6,398            4,901
   Current installments of long-term debt                                      988            1,721
   Accounts payable                                                          6,378            5,200
   Accrued expenses                                                          4,021            6,387
                                                                          --------         --------
      Total current liabilities                                             17,785           18,209
                                                                          --------         --------

   Accrued retirement costs and other                                       14,750           15,426

   Long-term debt, excluding current installments                              294              479
                                                                          --------         --------
      Total liabilities                                                     32,829           34,114
                                                                          --------         --------

   Shareholders' equity:
      Preferred shares, $1 par value per share Authorized 3,775
         Class A shares, 225 Series I Junior Participating Class A
         Shares, and 1,000 Class B Shares, none issued                          --               --
      Common shares, $1 par value per share Authorized 22,500 shares;
         issued and outstanding 9,870 and 9,836 shares (excluding
         treasury shares of 910 and 912)                                     9,870            9,836
      Additional capital in excess of par value                             12,908           12,851
      Deferred compensation                                                     --              (19)
      Accumulated other comprehensive loss                                  (4,155)          (3,981)
      Accumulated deficit                                                  (14,723)         (13,709)
                                                                          --------         --------
         Net shareholders' equity                                            3,900            4,978
                                                                          --------         --------
                                                                          $ 36,729         $ 39,092
                                                                          ========         ========


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Thirteen weeks ended         Twenty-six weeks ended
                                           ---------------------------   ---------------------------
                                           July 2, 2005   July 3, 2004   July 2, 2005   July 3, 2004
                                           ------------   ------------   ------------   ------------
                                                                  (unaudited)
                                                    (in thousands, except per share amounts)
Net sales                                    $16,219        $14,516        $33,209        $ 32,946
Cost of sales                                  9,381         10,483         19,543          23,400
                                             -------        -------        -------        --------
   Gross profit                                6,838          4,033         13,666           9,546
Selling, general and administrative
   expenses                                    6,792          8,857         14,192          20,054

Restructuring and asset impairment
   charges                                       108          3,619            349          11,901
                                             -------        -------        -------        --------
Operating loss                                   (62)        (8,443)          (875)        (22,409)
Other income                                      45             45             90              90
Interest expense, net                           (155)          (291)          (240)           (532)
                                             -------        -------        -------        --------

Loss from continuing operations before
   income tax and minority interest             (172)        (8,689)        (1,025)        (22,851)
Income tax expense                                (9)          (230)           (57)           (228)
Minority interest in income of
   consolidated subsidiaries, net of tax          --            (10)            --              (9)
                                             -------        -------        -------        --------
Loss from continuing operations                 (181)        (8,929)        (1,082)        (23,088)
Earnings from discontinued operations,
   net of income taxes                            68             16             68              16
                                             -------        -------        -------        --------
   Net loss                                  $  (113)       $(8,913)       $(1,014)       $(23,072)
                                             =======        =======        =======        ========

Net loss per common share: continuing
   operations
   Basic                                     $ (0.02)       $ (0.91)       $ (0.11)       $  (2.34)
                                             =======        =======        =======        ========
   Diluted                                   $ (0.02)       $ (0.91)       $ (0.11)       $  (2.34)
                                             =======        =======        =======        ========

Net earnings per common share:
   discontinued operations
   Basic                                     $  0.01        $    --        $  0.01        $     --
                                             =======        =======        =======        ========
   Diluted                                   $  0.01        $    --        $  0.01        $     --
                                             =======        =======        =======        ========

Net loss per common share
   Basic                                     $ (0.01)       $ (0.91)       $ (0.10)       $  (2.34)
                                             =======        =======        =======        ========
   Diluted                                   $ (0.01)       $ (0.91)       $ (0.10)       $  (2.34)
                                             =======        =======        =======        ========

Average number of common shares
   outstanding
   Basic                                       9,842          9,839          9,839           9,839
                                             =======        =======        =======        ========
   Diluted                                     9,842          9,839          9,839           9,839
                                             =======        =======        =======        ========


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Twenty-six weeks ended
                                                                        ---------------------------
                                                                        July 2, 2005   July 3, 2004
                                                                        ------------   ------------
                                                                                (unaudited)
                                                                               (in thousands)
Cash flows from operating activities:
   Net loss                                                               $(1,014)       $(23,072)
   Earnings from discontinued operations                                       68              16
                                                                          -------        --------
      Loss from continuing operations                                      (1,082)        (23,088)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of
            property, plant and equipment                                     318             843
         Asset impairment loss                                                 --           6,486
         Amortization of deferred compensation                                  3              50
         Loss on disposal of property, plant and equipment                     53              --
         Minority interest in income of consolidated subsidiaries,
            net of tax                                                         --               9
         Changes in:
            Accounts receivable, net                                        4,756          (1,275)
            Inventory                                                      (3,014)            580
            Prepaid expenses and other                                        122           1,542
            Accounts payable                                                1,263          (1,428)
            Accrued expenses                                               (2,315)            918
            Accrued retirement costs and other, net                          (676)           (186)
                                                                          -------        --------
               Net cash used in continuing operations                        (572)        (15,549)
                                                                          -------        --------
               Net cash provided by (used in) discontinued operations          68            (517)
                                                                          -------        --------
               Net cash used in operating activities                         (504)        (16,066)
                                                                          -------        --------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                (236)           (123)
   Proceeds from the sale of property, plant and equipment                      2              64
                                                                          -------        --------
         Net cash used in investing activities                               (234)            (59)
                                                                          -------        --------

Cash flows from financing activities:
   Proceeds from short-term notes, net                                        862          28,936
   Repayments of short-term bank notes                                         --         (10,204)
   Proceeds from common shares issued                                         108               2
   Repayment of long-term debt                                               (134)         (2,976)
                                                                          -------        --------
         Net cash provided by financing activities                            836          15,758
                                                                          -------        --------
Effect of exchange rates on cash                                              (27)            (15)
                                                                          -------        --------

Net increase (decrease) in cash                                                71            (382)
Cash at the beginning of the period                                           958           2,012
                                                                          -------        --------
Cash at the end of the period                                             $ 1,029        $  1,630
                                                                          =======        ========
Supplemental cash flow disclosures:
   Interest paid                                                          $   203        $    508
                                                                          =======        ========
   Income taxes (received) paid, net                                      $   (23)       $     28
                                                                          =======        ========


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
               for the periods ended July 2, 2005 and July 3, 2004
                      (in thousands, except per share data)

1. The accompanying unaudited consolidated financial statements include the accounts of R.G. Barry Corporation and its subsidiaries (collectively, the "Company") and have been prepared in accordance with the United States of America ("U.S.") generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the thirteen week and twenty-six week periods ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 ("fiscal 2005"). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report to Shareholders of R.G. Barry Corporation ("R.G. Barry") for the fiscal year ended January 1, 2005 ("fiscal 2004"), which are incorporated by reference into "Item 8 - Financial Statements and Supplementary Data" of R.G. Barry's Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

2. The Company operates on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2005 and fiscal 2004 are both fifty-two week years.

3. R.G. Barry has various stock option plans, under which R.G. Barry has granted incentive stock options and nonqualified stock options, exercisable for periods of up to 10 years from the date of grant, at prices not less than fair market value of the underlying common shares at the date of grant. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense.

     The Company has elected to use the intrinsic value method in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under Accounting Principles Board ("APB") Opinion No. 25 and related interpretations, including FASB Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25) in accounting for employee stock options. Accordingly, the Company has presented the disclosure only information as required by SFAS No. 123. Had the Company elected to recognize compensation expense based on the fair value of the stock options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss would approximate the pro forma amounts indicated below for the periods noted:


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
         for the periods ended July 2, 2005 and July 3, 2004 - continued
                      (in thousands, except per share data)

                                        Thirteen weeks ended         Twenty-six weeks ended
                                    ---------------------------   ---------------------------
                                    July 2, 2005   July 3, 2004   July 2, 2005   July 3, 2004
                                    ------------   ------------   ------------   ------------
Net loss:
As reported                            $ (113)       $(8,913)       $(1,014)       $(23,072)
   Deduct: Total stock-based
      employee compensation
      expense determined under
      fair value based method for
      all awards, net of related
      tax effect                       $ (134)       $  (144)       $  (217)       $   (287)
Pro forma                              $ (247)       $(9,057)       $(1,231)       $(23,359)

Net loss per share:
   Basic - as reported                 $(0.01)       $ (0.91)       $ (0.10)       $  (2.34)
   Basic - pro forma                   $(0.02)       $ (0.93)       $ (0.12)       $  (2.37)

   Diluted - as reported               $(0.01)       $ (0.91)       $ (0.10)       $  (2.34)
   Diluted - pro forma                 $(0.02)       $ (0.93)       $ (0.12)       $  (2.37)

     Using the Black-Scholes option-pricing model, the per-share, weighted-average fair value of stock options granted during fiscal 2005 and fiscal 2004, was $1.95 and $1.20, respectively, on the date of grant. The assumptions used in estimating the fair value of the options as of July 2, 2005, and July 3, 2004 were:

                                    July 2, 2005   July 3, 2004
                                    ------------   ------------
Expected dividend yield                  0%             0%
Expected volatility                      60%            60%
Risk-free interest rate                 3.75%          3.00%
Expected life-ISO grants               5 years        6 years
Expected life-nonqualified grants    3 - 5 years    2 - 8 years

4. Income tax expense for the twenty-six week periods ended July 2, 2005 and July 3, 2004 consists of:

                                         2005   2004
                                         ----   ----
Current expense:
   Federal                                $--   $ --
   Foreign                                 57    228
   State                                   --     --
Deferred expense (benefit)                 --     --
                                          ---   ----
Total expense                             $57   $228
                                          ===   ====
Total expense (benefit) allocated
   to discontinued operations              --     --
                                          ---   ----
Total expense on continuing operations    $57   $228
                                          ===   ====


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
         for the periods ended July 2, 2005 and July 3, 2004 - continued
                      (in thousands, except per share data)

Income tax expense for the twenty-six week periods ended July 2, 2005 and July 3, 2004 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to pretax loss as a result of the following:

                                              2005     2004
                                             -----   -------
Computed "expected" tax benefit              $(326)  $(7,764)
State income taxes benefit, net of federal
   income taxes                                (34)     (688)
Valuation allowance                            417     8,680
Foreign income tax rate differences             --        --
Other, net                                      --        --
                                             -----   -------
Total expense                                $  57   $   228
                                             =====   =======
Total expense (benefit) allocated to
   discontinued operations                      --        --
                                             =====   =======
Total expense on continuing operations       $  57   $   228
                                             =====   =======

     On June 8, 2004, the Company received a "30-day letter" from the Internal Revenue Service ("IRS") proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4,000 plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments and reiterating its position. In March 2005, the IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2006 and no other correspondence has been received from the IRS since then. The Company intends to vigorously contest the proposed adjustments. In the opinion of management, the resolution of these matters is not expected to have a material effect on the Company's financial position or results of operations.

5. Basic net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the employee stock purchase plan. Diluted net loss per common share for the thirteen-week periods and for the twenty-six week periods ended July 2, 2005 and July 3, 2004 does not include the effect of potential common shares due to the antidilutive effect of these instruments, since net losses were incurred during the periods noted.

6.   Inventory by category for the Company consists of the following:

                     July 2, 2005   January 1, 2005
                     ------------   ---------------
Raw materials           $ 1,015         $ 1,031
Work in process             154             202
Finished goods           21,796          18,959
                        -------         -------
   Total inventory      $22,965         $20,192
                        =======         =======


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
         for the periods ended July 2, 2005 and July 3, 2004 - continued
                      (in thousands, except per share data)

     Inventory is presented net of raw materials write-downs of $39 as of July 2, 2005, and $42 as of January 1, 2005, respectively, and finished goods write-downs of $459 as of July 2, 2005 and $1,515 as of January 1, 2005, respectively. Write-downs, recognized as a part of cost of sales were, $355 and $151 for the second quarter 2005 and 2004, respectively; and $447 and $317 for the twenty-six week periods ended July 2, 2005 and July 3, 2004, respectively.

7. Restructuring and asset impairment charges - The Company recorded restructuring and asset impairment charges as a result of certain actions taken to reduce costs and improve operating efficiencies. Through the twenty-six week period ended July 2, 2005, these actions mainly represented minor continuing occupancy costs on the Company's leased facilities and other minor liquidation costs both of which were related to the prior year's restructuring plan as described in R.G. Barry's Annual Report to Shareholders for the fiscal year ended January 1, 2005, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Business Model", which is incorporated by reference into "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" of R.G. Barry's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. As shown in the table below and consistent with prior reporting periods, the restructuring and asset impairment charges have been recorded as a component of the Company's operating expense.

                                                                Non-Cash
                             As of                             Write-Offs     As of
                            Jan. 1,   Charges    Estimate         and        July 2,
                              2005    in 2005   Adjustments   Paid in 2005    2005
                            -------   -------   -----------   ------------   -------
Employee separations         $  927     $ 54        $(32)        $  857      $   92
Other exit costs                 --      208          --            208          --
Noncancelable lease costs     1,732       51          68            713       1,138
                             ------     ----        ----         ------      ------
Total restructuring costs    $2,659     $313        $ 36         $1,778      $1,230
                             ======     ====        ====         ======      ======

     The Company recorded restructuring and asset impairment charges of $11,901 during the twenty-six week period ended on July 3, 2004. These charges were related to the major initiatives undertaken in that year to reduce costs and improve operating efficiencies.

8. Segment Information - The Company primarily markets comfort footwear for at- and around-the-home. The Company considers "Barry Comfort" at- and around-the-home comfort footwear groups in North America and in Europe as its two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, including such items as costs of certain administrative functions; current and deferred income tax expense or benefit; and deferred tax assets or liabilities.


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
         for the periods ended July 2, 2005 and July 3, 2004 - continued
                      (in thousands, except per share data)

                                       Barry Comfort
                                     -----------------
      Twenty-six weeks ended           North
           July 2, 2005               America   Europe    Total
----------------------------------   --------   ------   -------
Net sales                            $28,634    $4,575   $33,209
Gross profit                          13,052       614    13,666
Depreciation and
   amortization                          273        45       318
Restructuring and asset impairment
   charges                               349        --       349
Interest expense                         207        33       240
Earnings (loss) from continuing
   operations before income taxes     (1,193)      168    (1,025)
Purchases of property, plant and
   equipment                             151        85       236
                                     -------    ------   -------
Total assets devoted                 $33,465    $3,264   $36,729
                                     =======    ======   =======

                                       Barry Comfort
                                     -----------------
      Twenty-six weeks ended           North
           July 3, 2004               America   Europe     Total
----------------------------------   --------   ------   --------
Net sales                            $ 28,368   $4,578   $ 32,946
Gross profit                            8,860      686      9,546
Depreciation and
   amortization                           722      121        843
Restructuring and asset impairment
   charges                             11,901       --     11,901
Interest expense                          501       31        532
Earnings (loss) from continuing
   operations before income taxes
   and minority interest              (22,943)      92    (22,851)
Purchases of property, plant and
   equipment                               92       31        123
                                     --------   ------   --------
Total assets devoted                 $ 48,905   $3,778   $ 52,683
                                     ========   ======   ========

                                       Barry Comfort
                                     ----------------
       Thirteen weeks ended           North
           July 2, 2005              America   Europe    Total
----------------------------------   -------   ------   -------
Net sales                            $14,749   $1,470   $16,219
Gross profit                           6,667      171     6,838
Depreciation and amortization            123       25       148
Restructuring and asset impairment
   charges                               108       --       108
Interest expense                         137       18       155
Earnings (loss) from continuing
   operations before income taxes       (199)      27      (172)
Purchases of property, plant
   and equipment                         122       47       169
                                     -------   ------   -------
Total assets devoted                 $33,465   $3,264   $36,729
                                     =======   ======   =======


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
         for the periods ended July 2, 2005 and July 3, 2004 - continued
                      (in thousands, except per share data)

                                       Barry Comfort
                                     ----------------
       Thirteen weeks ended           North
           July 3, 2004              America   Europe    Total
----------------------------------   -------   ------   -------
Net sales                            $12,852   $1,664   $14,516
Gross profit                           3,644      389     4,033
Depreciation and amortization            367       59       426
Restructuring and asset impairment
   charges                             3,619       --     3,619
Interest expense                         271       20       291
Earnings (loss) from continuing
   operations before income taxes
   and minority interest              (8,746)      57    (8,689)
Purchases of property, plant and
   equipment                              57       25        82
Total assets devoted                 $48,905   $3,778   $52,683
                                     =======   ======   =======

9. Employee Retirement Plans - The Company uses a measurement date of September 30 in making the required pension computations on an annual basis. In fiscal 2005, the Company has potential pension related payments of $1,359 for unfunded, nonqualified supplemental retirement plans as well as for payments anticipated for fiscal 2004 and fiscal 2005 quarterly estimated contributions into the funded, qualified associate retirement plan. The Company's application for deferral of the lump sum fiscal 2003 payment due in September 2004 of $747 was approved by the IRS in fiscal 2004, and accordingly, that payment will be made over a five-year period, ending in September 2009. During the first six months of fiscal 2005, the Company made payments of $297 and $492 under its nonqualified supplemental and qualified associate retirement plans, respectively.

     The components of net periodic benefit cost for the retirement plans were:

                                     Thirteen weeks ended         Twenty-six weeks ended
                                 ---------------------------   ---------------------------
                                 July 2, 2005   July 3, 2004   July 2, 2005   July 3, 2004
                                 ------------   ------------   ------------   ------------
Service cost                         $  --          $  --         $   --         $   214
Interest cost                          548            564          1,097           1,123
Expected return on plan assets        (462)          (506)          (925)         (1,003)
Net amortization                        65             31            131             159
Curtailment loss                        --             --             --           1,128
                                     -----          -----         ------         -------
   Total pension expense             $ 151          $  89         $  303         $ 1,621
                                     =====          =====         ======         =======

10. Related party transactions - R.G. Barry and its non-executive chairman ("chairman") previously entered into an agreement pursuant to which R.G. Barry is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the R.G. Barry's common shares, at their fair market value. To fund its potential obligation to purchase such common shares, R.G. Barry purchased a $5,000 insurance policy on the life of the chairman; in addition, R.G. Barry maintains another policy insuring the life of the chairman. The cumulative cash surrender value of the policies approximates $2,600, which is included in other assets in the accompanying consolidated balance sheets. Effective March 2004 and continuing through July 2, 2005, the Company has borrowed against the cash surrender value of these policies.


                    R. G. BARRY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Under Item 1 of Part I of Form 10-Q
         for the periods ended July 2, 2005 and July 3, 2004 - continued
                      (in thousands, except per share data)

     In addition, for a period of 24 months following the chairman's death, R.G. Barry will have a right of first refusal to purchase any common shares of R.G. Barry owned by the chairman at the time of his death if his estate elects to sell such common shares. R.G. Barry would have the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.

     R.G. Barry and the mother of the chairman have been parties to a royalty agreement (the "Original Agreement") pursuant to which the chairman's mother has granted to R.G. Barry the exclusive right to manufacture and sell various slipper styles and other product designs created and owned by her, including future styles and designs. Under the Original Agreement, R.G. Barry agreed to pay a royalty to her of 1% of the net sales of products utilizing her designs. At the end of the second quarter 2005, the Company reported approximately $12 as unpaid royalty fees related to this Original Agreement. The Original Agreement also granted to R.G. Barry the option to purchase and acquire her ownership interest in her product designs and patent rights, if any, upon a change of control of R.G. Barry for $750 or upon her death prior to a change of control for $500. The chairman's mother was granted the right to require R.G. Barry to purchase and acquire her product designs and patent rights, if any, on the occurrence of a change of control of R.G. Barry for $750.

     During fiscal 2004, R.G. Barry engaged The Meridian Group ("Meridian"), whose services included assisting the Company in the development of its new business model, in restructuring its financing resources, and in identifying auction firms to market and sell its equipment in Mexico. R.G. Barry's President and Chief Executive Officer is currently on leave from Meridian, and his spouse is the President and sole owner of Meridian. The fees incurred were at Meridian's customary rates for providing such services, and R.G. Barry believes the fees were consistent with the market price for such services. During the fourth quarter of fiscal 2004 and through the first six months of fiscal 2005, R.G. Barry did not engage the services of Meridian.

11. Contingent Liabilities - The Company has been named as defendant in various lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

12. Subsequent Events - As of August 11, 2005, R.G. Barry and the mother of the chairman terminated the Original Agreement and entered into a new agreement (the "New Agreement") whereby the mother of the chairman has transferred all of her product designs and patent rights to R.G. Barry effective as of the date of the New Agreement; provided a covenant not to compete during the period payments are owed to her under the New Agreement and for one year thereafter; and released all unpaid claims that would have accrued under the Original Agreement from January 1 through August 11, 2005 for the sum of $600. This amount will be paid in 24 quarterly payments of $25 each beginning on August 11, 2005 and continuing on the last business day of each and every October, January, April, and July until the last business day in April 2011.


                    R. G. BARRY CORPORATION AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Some of the disclosure in this Quarterly Report on Form 10-Q represents forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," or similar words. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other "forward-looking" information. The risk factors described below, as well as any other cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Quarterly Report on Form 10-Q occur, they could have a material adverse effect on our business, operating results and financial condition.

RISK FACTORS

The following are the most significant risk factors in our business:

- The Company's ability to continue sourcing products from outside North America without negatively impacting delivery times or product quality under our current business model.

- The ability of the Company to meet certain minimum covenants regarding our financial condition and financial performance as described in our asset-based lending facility with CIT Commercial Services, Inc. ("CIT"), discussed below under "CIT Facilities". While we believe we can continue to comply with such covenants during the remainder of fiscal 2005, our ability to do so assumes that (i) the cost benefits of our current business model continue during the remainder of fiscal 2005; (ii) we experience no major loss of customers or a major loss of business from existing customers; and
     (iii) the Company continues to be able to source products without incurring substantial unplanned costs.

- The Company's ability to maintain our inventory levels in accordance with our plans and achieve adequate levels of working capital.

- The continued demand for the Company's products by our customers and consumers, especially during the critical holiday season.

- The continued demand for the Company's products by our key customers during the remainder of fiscal 2005.

- The ability of the Company to successfully compete on quality, fashion, service, selection, and price.

- The Company's ability to successfully manage the impact on our product cost that may result from a potential material change in the valuation of the Chinese currency.

- The ability of the Company to finalize the exiting of certain lease obligations related to our former distribution facility in Nuevo Laredo, Mexico and our former office in San Antonio, Texas, without incurring substantial unplanned costs or experiencing unforeseen difficulties.

-    The Company's ability to resolve our dispute with the IRS, as described in
     Note 4 of the Notes to Consolidated Financial Statements, without incurring substantial liability.


-    The impact of competition on the Company's market share.

- The ability of the Company to retain key executives and successfully manage a succession plan for members of our senior management.


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

Allowances established for returns were approximately $0 and $449 thousand at the end of the second quarter 2005 and the second quarter 2004, respectively, and $4.1 million at the end of fiscal 2004. Furthermore, allowances for promotions and other sales incentives established at the end of the second quarter 2005 and second quarter 2004 were approximately $3.2 million and $4.8 million, respectively, and $8.0 million at the end of fiscal 2004. The decrease of $449 thousand of return allowances is due primarily to a specific sales arrangement, entered into during the second quarter of fiscal 2004, which provided for return privileges at that time. Historically, our returns allowance at the end of the each year's second quarter reflects a zero balance, unless special situations occur that require us to establish an allowance at the end of that period. The quarter-over-quarter decrease of approximately $1.6 million in the promotions and sales incentives allowance reflects a favorable adjustment of approximately $685 thousand, which resulted from better than anticipated over-the-counter sales experienced during the selling season in fiscal 2004. Most of the remainder of the quarterly decrease reflects higher promotions and sales incentives claims processed during the second quarter of 2005, as compared to the same period a year earlier.

During the second quarter 2005 and 2004, we recorded approximately $517 thousand and $118 thousand, respectively, as favorable adjustments related to sales returns, which resulted from lower actual returns than anticipated from our customers through the end of the second quarter periods. The higher favorable adjustment to sales returns in the second quarter 2005, as compared to last year's same period, reflects the benefit of our new business model's customer-specific sell-in approach undertaken during fiscal 2004. At the end of fiscal 2004, we reported $4.0 million as the value of merchandise returned by our customers. Charges to earnings for the second quarter 2005 and same period in 2004 for consumer promotion activities, undertaken with our customers, were approximately $890 thousand and $1.3 million, respectively, and $10.7 million for fiscal 2004. We recorded approximately $367 and $118 as net


                                    -Page 14-
favorable adjustments to sales returns for the twenty-six week periods ended July 2, 2005 and July 3, 2004, respectively. We recorded charges to earnings of $2.1 million and $3.4 million for consumer promotion activities for the twenty-six week periods ended July 2, 2005 and July 3, 2004, respectively. Since we implemented our current business model in early fiscal 2004 and through the second quarter of fiscal 2005, our selling approach has remained consistent inasmuch as being responsive to our customers by assisting in promoting goods in season and attempting to reduce returns accordingly.

As we continue to operate our business under the current business model for the remainder of fiscal 2005, and given the ever-changing retail environment, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations for these activities could be different than those estimates noted above.

     (b) We value inventories using the lower of cost or market, based upon the first-in, first-out ("FIFO") costing method. We evaluate our inventories for any impairment in realizable value in light of our prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs under the circumstances. At the end of the second quarter 2005 and the second quarter 2004, we estimated that the FIFO cost of our inventory exceeded the estimated net realizable value of that inventory by approximately $498 thousand and $2.3 million, respectively, as compared with a similar estimate of approximately $1.6 million at the end of fiscal 2004. The significant decrease of inventory write-downs from quarter to quarter continues to reflect the benefit of our decision made in early fiscal 2004 to exit manufacturing activities in Mexico. As previously reported, this decision resulted in a significant write down against the value of our raw material investment to position it for liquidation through auctioning, which was completed in August 2004. Inventory write-downs, recognized as part of cost of sales for continuing operations, amounted to $355 thousand, $151 thousand and $2.1 million during the second quarter 2005, the second quarter 2004, and fiscal 2004, respectively. Inventory write-downs recognized as part of cost of sales for continuing operations were approximately $447 and $151 for the twenty-six week periods ended July 2, 2005 and July 3, 2004, respectively. As noted above, as we continue to operate under the current business model and considering the rapidly changing retail landscape, it is possible that our estimates to represent our inventory at the net realizable value could be different than those reported in previous periods.

     (c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a result of differences between results of operations as reported in conformity with U.S. generally accepted accounting principles, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of our deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. As a result of our cumulative losses, we have determined that it is uncertain when, and if, the deferred tax assets will have realizable value in future years. We established a valuation allowance against the value of those deferred assets and a reserve of approximately $21.3 million was recorded at the end of fiscal 2004. Should our profits improve in future periods, such that those deferred items become realizable as deductions in future periods, we will recognize that benefit by reducing our reported tax expense in the future periods, once that realization becomes assured.

     (d) We make estimates of the future costs associated with restructuring plans related to operational changes announced during the year. Estimates are based upon the anticipated costs of employee separations; an analysis of the impairment in the value of any affected assets; anticipated future costs to be incurred in settling remaining lease obligations, net of any anticipated sublease revenues; and other costs associated with the restructuring plans. At the end of the second quarter 2005 and the second quarter 2004, we had an accrued balance of approximately $1.2 million and $2.0 million, respectively, relating to the estimated future costs of closing or reorganizing certain operations. At the end of fiscal 2004, we had an accrued balance of $2.7 million for similar restructuring and reorganization activities, which were under way at that time. Should the actual costs of restructuring activities exceed our estimates, the excess costs will be recognized in the period in which they occur. Conversely, should the costs of restructuring be less than the amounts estimated, future periods would benefit by that difference. (See also Note 7 of the Notes to Consolidated Financial Statements for additional information concerning restructuring and asset impairment charges.)


     (e) We review the carrying value of our long-lived assets held and used and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. This review is performed using estimates of future cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is determined using the present value of estimated net cash flows or comparable market values. Assets to be disposed of are reported at the lower of book or fair market value, less costs of disposal. We recorded asset impairment charges of approximately $0, $24, and $7.1 million during the second quarter 2005, the second quarter 2004 and fiscal 2004, respectively. For the twenty-six week periods ended July 2, 2005 and July 3, 2004, we recorded asset impairment charges of $0 and $6.3 million, respectively. The significant decrease in asset impairment charges, comparing the twenty-six week periods, reflects the actions taken related to the closure of our manufacturing and distribution facilities in Mexico and Laredo, Texas announced early in fiscal 2004.

     (f) There are other accounting policies that also require management's judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (v) of the Notes to Consolidated Financial Statements in our 2004 Annual Report to Shareholders, which was incorporated by reference into "Item 8 - Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following represent accounting standards that have been recently issued and that are applicable to our business.

In late 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, and SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion 29. Both standards go into effect for fiscal years beginning after July 15, 2005. We do not anticipate that the implementation of either standard will have a material impact on the results of operations or financial condition of our company. SFAS No. 151 provides specific definition to the term "abnormal costs", as used in previous accounting standards in inventory reporting under Accounting Research Bulletin No. 43. Such abnormal costs, with specific definitions now provided under the standard, must be recognized in period expense and not included in the valuation of inventory. SFAS No. 153 modifies APB Opinion No. 29 to require the use of fair value of assets exchanged involved in an exchange of productive used assets, and limits the exception to the use of fair value only to situations involving asset exchanges that do not have commercial substance.

SFAS No. 123 (Revised 2004), Share-Based Payments ("SFAS No. 123R") supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R must be adopted no later than the first interim reporting period of our first fiscal year beginning on or after June 15, 2005; therefore, we intend to adopt this standard on January 1, 2006. The impact of adopting SFAS No.123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. This standard will incorporate into reported results a measure of expense for stock-based compensation. This standard effectively requires the same reporting approach for all companies in this area. Under this standard, we have alternative implementation options as to how to present prior period information, either as restated results on prior interim periods, and/or restatement of prior years, or by reference to prior period proforma footnote disclosures. We intend to implement this standard prospectively, with reference to prior period proforma disclosures.


CONTINUING TO REFINE OUR BUSINESS MODEL DURING THE REMAINDER OF FISCAL 2005

As previously reported, we successfully developed and began implementing our new business model, financially reengineered our company, and executed significant changes in our operations during fiscal 2004. Refinement of our new business model for the remainder of fiscal 2005 and beyond will continue to be anchored primarily on three central goals:

     - Continuing to meet or exceed the expectations of our retailing partners and consumers with fresh, innovative, thinking and a line-up of great products;

     -    Continuing to enhance the image of our Dearfoams(R) family of brands;
          and

     - Continuing to improve our order fulfillment and inventory management processes through the use of improved forecasting processes.

LIQUIDITY AND CAPITAL RESOURCES

As of the end of the second quarter of 2005, we had $13.1 million in net working capital. This compares with $10.1 million at the end of last year's second quarter, and $14.9 million at the end of fiscal 2004. The increase in net working capital quarter-on-quarter is primarily due to lower operating losses from period to period. The improved net working capital also includes the effects of a reduction, quarter-on-quarter, in our inventory investment, which has resulted in lower short-term funding needs to support our existing business model.

The primary components of net working capital have changed as follows:

- Our net accounts receivable decreased from $8.4 million at the end of the second quarter of 2004 to $5.2 million at the end of the same period this year. Accounts receivable were $10.1 million at the end of fiscal 2004. Most of the quarter-on-quarter decrease is due to improved receivable turnover, resulting primarily from lower sales returns activity. The decrease in our net accounts receivable of $4.9 million from the end of fiscal 2004 to the end of the second quarter 2005 is mainly due to the seasonality of our business.

- Our net inventories for second quarter-end 2005 and 2004 were $23.0 million and $32.1 million, respectively, and $20.2 million at the end of fiscal 2004. The quarter-on-quarter decrease of approximately $9.1 million in our inventory investment clearly continues to reflect the positive effects of the change in our operating model from in-house manufacturing supply to a 100% outsourcing model effected during fiscal 2004 and is consistent with one of our key initiatives to better manage our inventory investment. The slight increase of $2.8 million in our net inventory investment from the end of fiscal 2004 to this reporting period is due principally to purchases of finished goods as we gradually build inventory to support this year's upcoming selling season.

- We ended the second quarter of 2005 with $1.0 million in cash, compared with $1.6 million at the end of the second quarter of 2004 and $1.0 million at the end of fiscal 2004. We ended the second quarter of 2005 with $6.4 million in short-term notes payable, compared with $20.7 million in short-term notes at the end of the second quarter a year earlier and $4.9 million at the end of fiscal 2004. The significant quarter-on-quarter decrease of approximately $14.3 million in our short-term notes payable is due primarily to lower borrowings required to fund our much leaner operating model from the same quarter period a year ago. The increase in short-term notes payable of $1.5 million from the end of fiscal 2004 to the end of the second quarter 2005 is due mainly to the timing of purchases required to support our customer orders for the upcoming selling season.

Capital expenditures for the first six-month period of fiscal 2005 amounted to $236 thousand compared with $123 thousand during the same period in 2004. Expenditures in both years were funded out of working capital, and reflect a much reduced level of capital asset spending as compared to previous years during which we operated our own manufacturing plants. We expect our future capital expenditures to be in line with our current business model and thus require a much lower funding than in prior years.


     CIT FACILITIES

On March 31, 2005, we entered into a two-year, asset-based lending facility with CIT (the "CIT ABL Facility"), which replaced our previous financing arrangement with CIT. The CIT ABL Facility is a two-year committed facility under which CIT is obligated to advance us funds so long as we comply with the CIT ABL Facility, including satisfying covenants requiring that we meet various financial condition and financial performance requirements.

Under the CIT ABL Facility, we are required to meet various financial covenants including: (a) minimum Tangible Net Worth (" minimum TNW") at the end of each fiscal quarter of 2005 and 2006; (b) negative Earnings Before Income Taxes, Depreciation, and Amortization, excluding certain extraordinary or nonrecurring gains and losses ("negative EBITDA-R") for the two fiscal quarters ended July 2, 2005, not exceeding a specified level; (c) Minimum Net Availability at the end of each fiscal year beginning in 2005; and (d) a minimum Fixed Charge Coverage Ratio test at the end of fiscal 2005 and each 12-month period ending at the end of each fiscal quarter thereafter. The foregoing capitalized terms are defined in the CIT ABL Facility. We have met the only two financial covenants, minimum TNW and negative EBIDTA-R, which were applicable for the second quarter 2005 and for the two fiscal quarters ended July 2, 2005, respectively, as established in the CIT ABL Facility. We currently believe we can meet all financial covenants under the CIT ABL Facility for the remainder of fiscal 2005.

The CIT ABL Facility provides us with advances in a maximum amount equal to the lesser of (a) $35 million or (b) a Borrowing Base (as defined in the CIT ABL Facility). The Borrowing Base is determined by the agreement and is based primarily on the sum of (i) the amount of 80% of the receivables due under the factoring agreement entering into in connection with the previous CIT financing agreement, if any, and 80% of our total eligible accounts receivable; (ii) the amount of our eligible inventory; (iii) a $3.5 million overformula availability during our peak borrowing season from April through October; and (iv) a $4.0 million allowance on our eligible intellectual property from January 1 to October 31. The CIT ABL Facility includes a $3 million subfacility for CIT's guarantee of letters of credit to be issued by letter of credit banks. This amount is counted against the maximum borrowing amount noted above.

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

     OTHER SHORT-TERM DEBT

Early in March 2004, we borrowed $2.2 million against the cash surrender value of life insurance policies insuring our non-executive chairman. Consistent with prior periods, the $2.2 million indebtedness is classified within short-term notes payable in the accompanying consolidated balance sheets.

     CURRENT INSTALLMENTS OF LONG-TERM DEBT

Approximately $728 thousand, reflected in current installments of long-term debt, represents the present value, discounted at 8%, of the remaining two quarterly payments related to our agreement to pay two consulting firms for their assistance in the process that accelerated the elimination of duties imposed by the United States of America on slippers coming from Mexico. As part of the NAFTA agreement, these


                                    -Page 18-
duties had been scheduled for elimination on January 1, 2008. The duties were eliminated on January 1, 2002. The remaining two quarterly payments are subordinated to all of our other obligations.

     OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our "Off-Balance Sheet Arrangements" and "Contractual Obligations" since the end of fiscal 2004, other than routine payments and the New Agreement entered into with the mother of our chairman as disclosed in Note 12 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

During the second quarter of 2005, net sales amounted to approximately $16.2 million or approximately $1.7 million higher than the same period last year. In the first half of 2005, our net sales were approximately $33.2 million, as compared to $32.9 million for the same period a year earlier. Substantially all of the second quarter net sales increase was reported by our Barry Comfort North America business. This year's second quarter and first half net sales in Barry Comfort Europe were approximately $1.5 million and $4.6 million, respectively, as compared to $1.7 million and $4.6 million for the same reporting periods, respectively, last year. (See also Note 8 of the Notes to Consolidated Financial Statements for selected segment information.)

The quarter-on-quarter increase in net sales reported for Barry Comfort North America reflects the favorable adjustments of approximately $1.1 million related to promotions and sales incentives as well as sales returns recorded at the end of the second quarter 2005. These adjustments resulted primarily from the better than expected benefit of our selling support activities undertaken with our retailing partners during fiscal 2004 and the better than anticipated over-the-counter sales experienced during the selling season of fiscal 2004, as compared to the sell-through rates based on our previous operating model. Net sales reported for Barry North America for the second quarter 2005, as compared to the same period a year earlier, reflect also higher sales to one of our key customers, which were offset by lower sales in some of our private label business.

Gross profit during the second quarter in 2005 and 2004 was approximately $6.8 million, or 42.2% of net sales, and $4.0 million, or 27.8% of net sales, respectively. For the six-month period of 2005 and 2004, gross profit was approximately $13.7 million, or 41.2% of net sales, and $9.5 million or 29.0% of net sales, respectively. The improvement in our gross profit dollars and percent of net sales quarter-on-quarter includes approximately $886 related to the favorable adjustments relative to promotions, sales incentives, and sales returns noted above. In addition, the quarterly and six-month period improvement in gross profit dollars and percent of sales is also attributable to our continuing lower cost of purchases from third-party suppliers of outsourced goods, when compared with the costs incurred under our former supply model of in-house manufacturing. Another reason for the improvement in the gross profit results for the quarter and the first half of fiscal 2005 is due to higher margins earned on sales of close out goods shipped during the six-month period, as compared to those sold during the same period last year.

Selling, general and administrative expenses ("SG&A expenses") for the quarter were approximately $6.8 million, reflecting a decrease of nearly $2.1 million or 23.3%, from approximately $8.9 million in the same quarter last year. For the six months, SG&A expenses were approximately $14.2 million reflecting a significant decrease of nearly $5.9 million from the same period in the previous year. In addition, SG&A expenses as a percent of net sales decreased from 61.0% in the second quarter of 2004 to 41.9% of net sales in the second quarter of 2005. The significant quarter-on-quarter net decrease in SG&A expenses was due primarily to lower expenses in the following areas: shipping expenses; payroll and benefits expenses essentially across all departments; and selling expenses attributable to our former selling unit in Mexico. For the six-month period ended July 2, 2005 as compared to the same period a year ago, significant reductions in SG&A expenses were reported in shipping, logistics, and corporate administration area, which included the curtailment loss of $1.1 million recorded in the first quarter of fiscal 2004; whereas modest increases were incurred period-on-period in our marketing and sourcing departments. Our SG&A spending pattern for the six-month period, when compared to last year's same period, continues to reflect the impact of the changes in our operating model.


During the second quarter of 2005, we recognized $108 thousand in restructuring and asset impairment charges, compared to approximately $3.6 million recognized in the same period a year earlier. For the first half of 2005, restructuring and asset impairment charges were $349 thousand, compared to approximately $11.9 million in the same period in 2004. The significant decrease in restructuring and asset impairment charges for the quarter and the six months is due to less reorganization activity occurring during this year's second quarter and through the first half as compared to the actions taken in the same periods last year. As previously reported, last year's reorganization activity through the first six months was related to the closure of our manufacturing facilities in Mexico. (See also Note 7 of the Notes to Consolidated Financial Statements for added information relating to restructuring and asset impairment charges.)

Net interest expense was $155 thousand for the second quarter 2005, representing a decrease of approximately $136 thousand from last year's same period. For the first six months of 2005 and 2004, net interest expense was $240 thousand and $532 thousand, respectively. The net interest expense decline, quarter-on-quarter and for the six-month periods, resulted from our lower daily average short-term borrowings outstanding of approximately $14.3 million to $6.4 million at the end of the second quarter of 2005 as compared to $20.7 million at the end of the same period a year earlier. The decrease in net interest expense for the second quarter and the six-month period also take into account slightly higher interest rates as we transitioned to our previous CIT financing agreement during the first quarter of 2004 and into our current CIT ABL Facility in March 2005.

For the second quarter of 2005, we incurred a net loss of $113 thousand or $0.01 per diluted share, compared with a net loss incurred during the second quarter of 2004 of nearly $9.0 million or $0.91 per diluted share. For the first six months of 2005, we incurred a net loss of approximately $1.0 million or $0.10 per diluted share, compared to a net loss of approximately $23.1 million or $2.34 per diluted share the same period a year earlier.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments - Foreign Currency

The majority of our sales were conducted in North America and denominated in US Dollars during the first half of fiscal 2005. For any significant sales transactions denominated in other than US Dollars, our established policy guidelines allow us to hedge against any significant currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from currency adverse fluctuations. At the end of the first half of fiscal 2005 and the end of fiscal 2004, there were no such foreign exchange contracts outstanding.

Most of our product is purchased from third party manufacturers in China and is transacted in US Dollars. The recent revaluation of the Chinese Renminbi did not have a significant impact on the results of our operations through the end of the second quarter 2005 or our financial condition at the end of the same reporting period. However, should there be additional changes in the valuation of the Chinese Renminbi, the cost structure of our suppliers could change. A future revaluation of the Renminbi could potentially result in an increase in the costs of our products, depending upon the competitive environment and the availability of alternative suppliers.

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


ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer) of R. G. Barry Corporation ("R. G. Barry"), R. G. Barry's management has evaluated the effectiveness of R. G. Barry's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, R. G. Barry's President and Chief Executive Officer and R. G. Barry's Senior Vice President-Finance, Chief Financial Officer and Secretary have concluded that:

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

Changes in Internal Control Over Financial Reporting

There were no changes in R. G. Barry's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry's quarterly period ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, R. G. Barry's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, on June 8, 2004, the Company received a "30-day letter" from the Internal Revenue Service ("IRS") proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4.0 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments and reiterating its position. In March 2005, the IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2006 and no other correspondence has been received from the IRS since then. The Company intends to vigorously contest the proposed adjustments.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) and (b) Not Applicable

     (b) R. G. Barry did not purchase any of its common shares during the quarterly period ended July 2, 2005. R. G. Barry does not currently have in effect a publicly announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

     (a), (b) Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     (a) R.G. Barry's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 20, 2005. At the close of business on the record date March 21, 2005, 9,836,602 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 9,231,100, or 93.8% of the outstanding common shares entitled to vote, were represented in person or by proxy.

     (b) Directors elected at the Annual Meeting, for a three-year term to expire at the 2008 Annual Meeting of Shareholders, were:

          Roger E. Lautzenhiser

               For: 7,757,458   Withheld: 1,473,642   Broker non-votes: none

          Gordon Zacks

               For: 8,282,737   Withheld: 948,363     Broker non-votes: none

          Thomas M. Von Lehman

               For: 8,578,432   Withheld: 652,668     Broker non-votes: none

          Other directors whose terms of office continued after the Annual
          Meeting:

          David P. Lauer   Janice Page   Edward M. Stan   Harvey A. Weinberg

     (c)  See Item 4(b) for the voting results for directors

          Proposal to approve the R.G. Barry Corporation 2005 Long-Term Incentive Plan.

               For: 3,639,895   Against: 775,242   Abstain: 34,872

               Broker non-votes: 4,781,091

     (d)  Not Applicable


Item 5. Other Information

Grant of Non-Qualified Stock Options to New Non-Employee Directors

On June 16, 2005, R.G. Barry's Board of Directors (the "Board") granted to each of Messrs. Nicholas P. DiPaolo and David L. Nichols, who became non-employee directors of R.G. Barry on June 1, 2005 (the " New Non-Employee Directors"), a non-qualified stock option (a "Director Option") to purchase 10,000 common shares of R.G. Barry. Each Director Option was granted under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (the "2005 Plan") and has an exercise price equal to $4.50, the reported "closing price" of the underlying common shares on the Over the Counter Market on the date of the grant. Each Director Option will vest and become exercisable in three equal annual installments, beginning June 16, 2006. Vesting of a Director Option will be accelerated upon the death, disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended) or retirement (after completing one full term as a member of the Board of Directors) of a New Non-Employee Director or if R. G. Barry undergoes a business combination (as defined in the 2005 Plan). If the service of a New Non-Employee Director as a director of R. G. Barry is terminated due to his death or disability, his Director Option must be exercised before the earlier of (a) one year after death or termination of Board service, respectively, or (b) June 16, 2010. If the service of a New Non-Employee Director as a director of R. G. Barry is terminated due to his retirement, his Director Option must be exercised before the earlier of one year following retirement or June 16, 2010. There will be no other terms governing exercise of Director Option following termination of service.

At any time, the Board may, in its sole discretion and without the consent of the affected New Non-Employee Director, cancel an outstanding Director Option, whether or not then exercisable, by giving written notice to the New Non-Employee Director of R. G. Barry's intent to buy out the Director Option. In the event of such a buy out, R. G. Barry will pay to the New Non-Employee Director the difference between the fair market value of the common shares underlying the exercisable portion of the Director Option to be cancelled and the exercise price associated therewith. No payment will be made for the portion of a Director Option that is not exercisable when cancelled. At the option of the Board, payment of the buy out amount may be made in cash, in whole common shares or a combination thereof.

Form of Nonqualified Stock Option Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form in respect of nonqualified stock options granted and to be granted under the 2005 Plan

Filed with this Quarterly Report of Form 10-Q as Exhibit 10.1 is the form of Nonqualified Stock Option Award Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form used in connection with the grant of the Director Options to the New Non-Employee Directors and which will be used in connection with the grant of future nonqualified stock options to employees of the Company and non-employee directors of R.G. Barry under the 2005 Plan.

Transaction with Mrs. Florence Zacks Melton

As of August 11, 2005, R.G. Barry and Mrs. Florence Zacks Melton, the mother of the chairman of R.G. Barry, terminated the existing royalty agreement between them (the "Original Agreement) and entered into a new agreement (the "New Agreement"). The terms of the Original Agreement are disclosed in Note 10 of the Notes to Consolidated Financial Statements. At the end of the second quarter 2005, the Company reported approximately $12,000 as unpaid royalty fees related to the Original Agreement.

Under the terms of the New Agreement, Mrs. Melton has transferred all of her product designs and patent rights to R.G. Barry effective as of the date of the New Agreement; provided a covenant not to compete during the period payments are owed to her under the terms of the New Agreement and for one year thereafter; and released all claims that would have accrued under the Original Agreement from January 1, through August 11, 2005 for the sum of $600,000. This amount will be paid in 24 quarterly payments of $25,000 each beginning on August 11, 2005 and continuing on the last business day of each and every October, January, April, and July until the last business day in April 2011.


In the event of Mrs. Melton's death prior to the time that all payments owing under the New Agreement have been made, R.G. Barry will pay the remaining quarterly payments to the then acting trustee of the Florence Zacks Melton Trust, dated November 9, 1997, as amended in its entirety on September 27, 2000, and as amended, or to such other designee as may be provided by Mrs. Melton (the "Melton Designee"), as such payments become due and payable under the terms of the New Agreement. In the event of a change of control of R.G. Barry (as defined in the New Agreement), the time for payment of all remaining amounts then owing under the terms of the New Agreement will be accelerated and R.G. Barry will pay all such amounts to Mrs. Melton (or if she is then deceased, the Melton Designee) within 10 days following the occurrence of the change of control. The New Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2.

Item 6. Exhibits

See Index to Exhibits at page 26.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        R. G. BARRY CORPORATION
                                        Registrant


August 16, 2005                         /s/ Daniel D. Viren
Date                                    ----------------------------------------
                                        Daniel D. Viren
                                        Senior Vice President - Finance,
                                        Chief Financial Officer and Secretary
                                        (Principal Financial Officer)
                                        (Duly Authorized Officer)


                             R. G. BARRY CORPORATION
                                INDEX TO EXHIBITS

Exhibit No.                               Description                                 Location
-----------                               -----------                                 --------
    10.1      Form of 2005 Long-Term Incentive Plan - Nonqualified Stock Option    Filed herewith
              Award Agreement, Nonqualified Stock Option Exercise Notice and
              Beneficiary Designation Form

    10.2      Agreement, made to be effective August 11, 2005, between R.G.        Filed herewith
              Barry Corporation and Florence Zacks Melton

    31.1      Rule 13a-14(a)/15d-14(a) Certification (Principal Executive          Filed herewith
              Officer)

    31.2      Rule 13a-14(a)/15d-14(a) Certification (Principal Financial          Filed herewith
              Officer)

    32.1      Section 1350 Certifications (Principal Executive Officer and         Filed herewith
              Principal Financial Officer)


