Form 10-Q
period 2005-10-01
BARRY R G CORP /OH/
filed 2005-11-09
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-08769
R. G. BARRY CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	31-4362899

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

13405 Yarmouth Road NW, Pickerington, Ohio	43147

(Address of principal executive offices)	(Zip Code)
614-864-6400
(Registrant’s telephone number, including area code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1 Par Value, Outstanding as of November 4, 2005 – 9,915,103
Index to Exhibits at page 24

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 1, 2005	January 1, 2005
	(unaudited)
	(in thousands)
ASSETS:
Cash	$1,292	$958
Accounts receivable:
Trade (less allowances of $8,072 and $12,095, respectively)	24,936	9,244
Other	445	897
Assets held for disposal	124	—
Inventory	30,018	20,192
Prepaid expenses	1,430	1,791

Total current assets	58,245	33,082

Property, plant and equipment, at cost	13,013	13,705
Less accumulated depreciation and amortization	10,464	10,987

Net property, plant and equipment	2,549	2,718

Other assets	3,252	3,292

Total assets	$64,046	$39,092

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Short-term notes payable	24,207	4,901
Current installments of long-term debt	770	1,721
Accounts payable	10,870	5,200
Accrued expenses	5,109	6,387

Total current liabilities	40,956	18,209

Accrued retirement costs and other	14,137	15,426

Long-term debt, excluding current installments	604	479

Total liabilities	55,697	34,114

Shareholders’ equity:
Preferred shares, $1 par value per share
Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share
Authorized 22,500 shares; issued and outstanding 9,915 and 9,836 shares (excluding treasury shares of 910 and 912)	9,915	9,836
Additional capital in excess of par value	13,032	12,851
Deferred compensation	—	(19)
Accumulated other comprehensive loss	(4,158)	(3,981)
Accumulated deficit	(10,440)	(13,709)

Net shareholders’ equity	8,349	4,978

Total Liabilities and Shareholders’ Equity	$64,046	$39,092

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen weeks ended		Thirty-nine weeks ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		(unaudited)
		(in thousands, except per share amounts)
Net sales	$35,436	$34,573	$68,645	$67,519
Cost of sales	21,112	21,738	40,655	45,138

Gross profit	14,324	12,835	27,990	22,381
Selling, general and administrative expenses	9,347	9,748	23,540	29,802

Restructuring and asset impairment charges	529	4,216	879	16,117

Operating profit (loss)	4,448	(1,129)	3,571	(23,538)

Other income	139	45	229	135

Interest expense, net	(301)	(396)	(540)	(928)

Income (loss) from continuing operations before income tax and minority interest	4,286	(1,480)	3,260	(24,331)
Income tax (expense) benefit	(26)	57	(83)	(171)
Minority interest in income of consolidated subsidiaries, net of tax	—	(3)	—	(12)

Income (loss) from continuing operations	4,260	(1,426)	3,177	(24,514)
Earnings from discontinued operations, net of income taxes	24	314	92	330

Net earnings (loss)	$4,284	$(1,112)	$3,269	$(24,184)

Earnings (loss) per common share: continuing operations
Basic	$0.43	$(0.14)	$0.32	$(2.49)

Diluted	$0.42	$(0.14)	$0.32	$(2.49)

Earnings per common share: discontinued operations
Basic	$0.00	$0.03	$0.01	$0.03

Diluted	$0.00	$0.03	$0.01	$0.03

Earnings (loss) per common share
Basic	$0.43	$(0.11)	$0.33	$(2.46)

Diluted	$0.42	$(0.11)	$0.33	$(2.46)

Average number of common shares outstanding
Basic	9,878	9,839	9,852	9,839

Diluted	10,201	9,839	10,060	9,839

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-nine weeks ended
	October 1, 2005	October 2, 2004
	(unaudited)
	(in thousands)
Operating activities:
Net earnings (loss)	$3,269	$(24,184)
Earnings from discontinued operations, net of income taxes	92	330

Income (loss) from continuing operations	3,177	(24,514)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	436	1,122
Asset impairment loss	—	7,172
Amortization of deferred compensation	3	56
Loss on disposal of property, plant and equipment	57	19
Minority interest in income of consolidated subsidiaries, net of tax	—	12
Changes in:
Accounts receivable, net	(15,415)	(18,730)
Inventory	(10,038)	3,221
Prepaid expenses and other	276	1,993
Accounts payable	5,752	1,774
Accrued expenses	(1,222)	2,405
Accrued retirement costs and other, net	(1,243)	(540)

Net cash used in continuing operations	(18,217)	(26,010)

Net cash provided by (used in) discontinued operations	92	(219)

Net cash used in operating activities	(18,125)	(26,229)

Investing activities:
Purchases of property, plant and equipment	(363)	(111)
Proceeds from the sale of property, plant and equipment	15	962

Net cash provided by (used in) investing activities	(348)	851

Financing activities:
Proceeds from short-term notes, net	18,404	37,898
Repayments of short-term bank notes	—	(10,204)
Proceeds from common shares issued	260	2
Long-term debt	495	—
Repayment of long-term debt	(325)	(3,522)

Net cash provided by financing activities	18,834	24,174

Effect of exchange rates on cash	(27)	7

Net increase (decrease) in cash	334	(1,197)
Cash at the beginning of the period	958	2,012

Cash at the end of the period	$1,292	$815

Supplemental cash flow disclosures:
Interest paid	$323	$904

Income taxes (received) paid, net	$(9)	$28

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended October 1, 2005 and October 2, 2004
(in thousands, except per share data)
1.	The accompanying unaudited consolidated financial statements include the accounts of R.G. Barry Corporation and its subsidiaries (collectively, the ”Company”) and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the thirteen week and thirty-nine week periods ended October 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 (“fiscal 2005”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report to Shareholders of R.G. Barry Corporation (“R.G. Barry”) for the fiscal year ended January 1, 2005 (“fiscal 2004”), which are incorporated by reference into “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

2.	The Company operates on a fifty-two or fifty-three week annual fiscal year, ending annually on the Saturday nearest December 31st. Fiscal 2005 and fiscal 2004 are both fifty-two week years.

3.	R.G. Barry has various stock option plans, under which R.G. Barry has granted incentive stock options and nonqualified stock options, exercisable for periods of up to 10 years from the date of grant, at prices not less than fair market value of the underlying common shares at the date of grant. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense.

The Company has elected to use the intrinsic value method in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, including FASB Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25) in accounting for employee stock options. Accordingly, the Company has presented the disclosure only information as required by SFAS No. 123. Had the Company elected to recognize compensation expense based on the fair value of the stock options granted at the grant date as prescribed by SFAS No. 123, the Company’s net earnings (loss) would approximate the pro forma amounts indicated below for the periods noted:

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended October 1, 2005 and October 2, 2004 — continued
(in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Net earnings (loss):
As reported	$4,284	$(1,112)	$3,269	$(24,184)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(146)	(143)	(362)	(430)

Pro forma	$4,138	$(1,255)	$2,907	$(24,614)

Net earnings (loss) per share:
Basic — as reported	$0.43	$(0.11)	$0.33	$(2.46)
Basic — pro forma	$0.40	$(0.13)	$0.28	$(2.50)

Diluted — as reported	$0.42	$(0.11)	$0.33	$(2.46)
Diluted — pro forma	$0.41	$(0.13)	$0.29	$(2.50)
Using the Black-Scholes option-pricing model, the per-share, weighted-average fair value of stock options granted during fiscal 2005 and fiscal 2004, was $1.95 and $1.14, respectively, on the date of grant. The assumptions used in estimating the fair value of the stock options as of October 1, 2005, and October 2, 2004 were:

	October 1, 2005	October 2, 2004
Expected dividend yield	0%	0%
Expected volatility	60%	60%
Risk-free interest rate	3.75%	3.00%
Expected life-ISO grants	4 years	6 years
Expected life-nonqualified grants	3 - 5 years	2 - 8 years

4.	Income tax expense for the thirty-nine week periods ended October 1, 2005 and October 2, 2004 consists of:

	2005	2004
Current expense:
Federal	$—	$—
Foreign	83	171
State	—	—

Total expense	$83	$171

Total expense (benefit) allocated to discontinued operations	—	—

Total expense on continuing operations	$83	$171

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended October 1, 2005 and October 2, 2004 — continued
(in thousands, except per share data)
Income tax expense for the thirty-nine week periods ended October 1, 2005 and October 2, 2004 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to pretax income (loss) as a result of the following:

	2005	2004
Computed “expected” tax expense (benefit)	$1,140	$(8,160)
State income taxes expense (benefit), net of federal income taxes	93	(722)
Valuation allowance	(1,150)	9,053
Foreign income tax rate differences	—	—
Other, net	—	—

Total expense	$83	$171

Total expense (benefit) allocated to discontinued operations	—	—

Total expense on continuing operations	$83	$171

In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, in the fourth quarter of 2004, the Company recorded $21.3 million as a charge to earnings to establish a valuation allowance for its deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support a reversal of some or the remainder of the valuation allowance. Until such time, the Company expects to have no reported U.S. federal income tax provision or benefit, net of valuation allowance adjustments.

On June 8, 2004, the Company received a “30-day letter” from the Internal Revenue Service (“IRS”) proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4,000 plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments, reiterating its position in this case. In March 2005, the IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2006. On September 21, 2005, representatives from the Company met with the IRS Appeals Officer (“IRS Officer”); and after reviewing the facts and arguments of this case, the IRS Officer requested additional information to support the Company’s position. As previously reported, the Company intends to vigorously contest the proposed adjustments. In the opinion of management, the resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

5.	Basic net earnings (loss) per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net earnings (loss) per common share is based on the weighted average number of outstanding common shares during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the employee stock purchase plan. Diluted net earnings per common share for the thirteen-week and the thirty-nine week periods ended October 1, 2005 include the effect of potential common shares due to the dilutive effect of these instruments. Conversely, diluted net loss per common share for the thirteen-week and the thirty-nine week periods ended October 2, 2004 does not include the effect of potential common shares due to the antidilutive effect of these instruments, since net losses were incurred during the periods noted in 2004.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended October 1, 2005 and October 2, 2004 — continued
(in thousands, except per share data)
The following table presents a reconciliation of the numerator and denominators of basic and diluted earnings per share from continuing operations:

	Thirteen weeks ended		Thirty-nine weeks ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Numerator:
Income (loss) from continuing operations	$4,260	$(1,426)	$3,177	$(24,514)

Denominator:
Weighted average common shares outstanding	9,878	9,839	9,852	9,839
Effect of potentially dilutive securities: employee stock options and other	323	—	208	—

Weighted average common shares outstanding, assuming dilution	10,201	9,839	10,060	9,839

Basic earnings (loss) per share — continuing operations	$0.43	$(0.14)	$0.32	$(2.49)
Dilutive earnings (loss) per share —continuing operations	$0.42	$(0.14)	$0.32	$(2.49)
6.	Inventory by category for the Company consists of the following:

	October 1, 2005	January 1, 2005
Raw materials	$930	$1,031
Work in process	134	202
Finished goods	28,954	18,959

Total inventory	$30,018	$20,192

Inventory is presented net of raw materials write-downs of $71 as of October 1, 2005 and $42 as of January 1, 2005, respectively, and finished goods write-downs of $658 as of October 1, 2005 and $1,515 as of January 1, 2005, respectively. Write-downs, recognized as a part of cost of sales, were $395 and $671 for the thirteen-week periods ended October 1, 2005 and October 2, 2004, respectively; and $842 and $2,092 for the thirty-nine week periods ended October 1, 2005 and October 2, 2004, respectively.

7.	Restructuring and asset impairment charges — The Company recorded restructuring and asset impairment charges as a result of certain actions taken to reduce costs and improve operating efficiencies. Through the thirty-nine week period ended October 1, 2005, these actions mainly represent continuing lease obligation costs on certain of the Company’s leased facilities and minor liquidation costs both of which were related to the prior year’s restructuring plan as described in Note 15 of R.G. Barry’s Annual Report to Shareholders for the fiscal year ended January 1, 2005. As shown in the table below and consistent with prior reporting periods, the restructuring and asset impairment charges have been recorded as a component of the Company’s operating expense.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended October 1, 2005 and October 2, 2004 — continued
(in thousands, except per share data)

	As of			Non-Cash Write-Offs	As of
	Jan. 1,	Charges	Estimate	and	October 1,
	2005	in 2005	Adjustments	Paid in 2005	2005
Employee separations	$927	$54	$(24)	$906	$51
Other exit costs	—	269	—	269	—
Non-cancelable lease costs	1,732	69	511	1,022	1,290

Total restructuring costs	$2,659	$392	$487	$2,197	$1,341

The Company recorded restructuring and asset impairment charges of $16,117 during the thirty-nine week period ended on October 2, 2004. These charges were related to the major initiatives undertaken in that year to reduce costs and improve operating efficiencies.

8.	Segment Information — The Company primarily markets comfort footwear for at- and around-the-home. The Company considers “Barry Comfort” at- and around-the-home comfort footwear groups in North America and in Europe as its two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items from these management reports have not been allocated between the operating segments, including items such as costs of certain administrative functions; current and deferred income tax expense or benefit; and deferred tax assets or liabilities.

	Barry	Comfort
Thirty-nine weeks ended	North
October 1, 2005	America	Europe	Total
Net sales	$61,937	$6,708	$68,645
Gross profit	27,033	957	27,990
Depreciation and amortization	368	68	436
Restructuring and asset impairment charges	879	—	879
Interest expense	495	45	540
Income from continuing operations before income tax and minority interest	3,019	241	3,260
Purchases of property, plant and equipment	276	87	363
Total assets devoted	$60,750	$3,296	$64,046

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended October 1, 2005 and October 2, 2004 — continued
(in thousands, except per share data)

	Barry	Comfort
Thirty-nine weeks ended	North
October 2, 2004	America	Europe	Total
Net sales	$60,583	$6,936	$67,519
Gross profit	21,348	1,033	22,381
Depreciation and amortization	944	178	1,122
Restructuring and asset impairment charges	16,117	—	16,117
Interest expense	879	49	928
Income (loss) from continuing operations before income tax and minority interest	(24,391)	60	(24,331)
Purchases of property, plant and equipment	67	44	111
Total assets devoted	$60,560	$3,850	$64,410

	Barry	Comfort
Thirteen weeks ended	North
October 1, 2005	America	Europe	Total
Net sales	$33,303	$2,133	$35,436
Gross profit	13,981	343	14,324
Depreciation and amortization	94	23	117
Restructuring and asset impairment charges	529	—	529
Interest expense	288	13	301
Income from continuing operations before income tax and minority interest	4,213	73	4,286
Purchases of property, plant and equipment	125	2	127
Total assets devoted	$60,750	$3,296	$64,046

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended October 1, 2005 and October 2, 2004 — continued
(in thousands, except per share data)

	Barry	Comfort
Thirteen weeks ended	North
October 2, 2004	America	Europe	Total
Net sales	$32,215	$2,358	$34,573
Gross profit	12,488	347	12,835
Depreciation and amortization	222	57	279
Restructuring and asset impairment charges	4,216	—	4,216
Interest expense	379	17	396
Loss from continuing operations before income tax and minority interest	(1,448)	(32)	(1,480)
Purchases of property, plant and equipment	8	13	21
Total assets devoted	$60,560	$3,850	$64,410

9.	Employee Retirement Plans — The Company uses a measurement date of September 30 in making the annually required pension computations. The Company is projecting to make total payments of $1,994 into its funded, qualified associate retirement plan and meet its current year payment obligation on its unfunded, nonqualified supplemental retirement plans by the end of fiscal 2005. Through the thirty-nine week period of 2005, actual payments of approximately $1,213 were made into the funded, qualified associate retirement plan and $451 thousand under its unfunded, nonqualified supplemental retirement plans. In fiscal 2004, the Company received IRS approval to defer a lump sum fiscal 2003 payment into the funded, qualified associate retirement plan due in September 2004 and to amortize that payment over a five-year period. In the third quarter of 2005, the Company elected to make full payment of the deferred lump sum amount into its funded, qualified associate retirement plan. The payment of approximately $721 is included in the $1,213 payment noted above.

Effective, April 1, 2004, the Company’s funded, qualified associate retirement plan and the unfunded, nonqualified supplemental plans were frozen resulting in the elimination of additional service costs after the first quarter of fiscal 2004.

The components of net periodic benefit cost for the retirement plans were:

	Thirteen weeks ended		Thirty-nine weeks ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Service cost	$—	$—	$—	$214
Interest cost	548	564	1,646	1,687
Expected return on plan assets	(462)	(506)	(1,387)	(1,509)
Net amortization	162	32	292	191
Curtailment loss	—	—	—	1,128

Total pension expense	$248	$90	$551	$1,711

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended October 1, 2005 and October 2, 2004 — continued
(in thousands, except per share data)
10.	Related party transactions — R.G. Barry and its non-executive chairman (“chairman”) previously entered into an agreement pursuant to which R.G. Barry is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the R.G. Barry’s common shares, at their fair market value. To fund its potential obligation to purchase such common shares, R.G. Barry purchased a $5,000 insurance policy on the life of the chairman; in addition, R.G. Barry maintains another policy insuring the life of the chairman. The cumulative cash surrender value of the policies approximates $2,600, which is included in other assets in the accompanying consolidated balance sheets. Effective in March 2004 and continuing through October 1, 2005, the Company has borrowed against the cash surrender value of these policies.

In addition, for a period of 24 months following the chairman’s death, R.G. Barry would have a right of first refusal to purchase any common shares of R.G. Barry owned by the chairman at the time of his death if his estate elects to sell such common shares. R.G. Barry would have the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.

R.G. Barry and the mother of the chairman had been parties to a royalty agreement (the “Original Agreement”) pursuant to which she granted to R.G. Barry the exclusive right to manufacture and sell various slipper styles and other product designs created and owned by her, including future styles and designs. Under the Original Agreement, R.G. Barry agreed to pay a royalty to her of 1% of the net sales of products utilizing her designs. On August 11, 2005 (the “Effective Date”), R.G. Barry and the mother of the chairman terminated the Original Agreement and entered into a new agreement (the “New Agreement”) whereby the mother of the chairman transferred all of her product designs and patent rights to R.G. Barry as of the Effective Date; provided a covenant not to compete during the period payments are owed to her under the New Agreement and for one year thereafter; and released all unpaid claims that would have accrued under the Original Agreement and through the Effective Date for the sum of $600. This amount will be paid in 24 quarterly payments of $25 each beginning on the Effective Date and continuing on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, the net present value of this obligation was computed at approximately $495, discounted at 7%, and the Company charged that amount to earnings accordingly. As of October 1, 2005, the Company reported approximately $100 of the outstanding net present value amount as current installments of long-term debt and the remaining $375 as long-term debt.

During fiscal 2004, R.G. Barry engaged The Meridian Group (“Meridian”), whose services included assisting the Company in the development of its new business model, restructuring its financing resources, and identifying auction firms to market and sell its equipment in Mexico. R.G. Barry’s President and Chief Executive Officer is currently on leave from Meridian, and his spouse is the President and sole owner of Meridian. The fees incurred were at Meridian’s customary rates for providing such services, and R.G. Barry believes the fees were consistent with the market price for such services. During the fourth quarter of fiscal 2004 and through the first nine months of fiscal 2005, R.G. Barry did not engage the services of Meridian.

11.	Contingent Liabilities — The Company has been named as defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

R. G. BARRY CORPORATION AND SUBSIDIARIES
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosure in this Quarterly Report on Form 10-Q represents forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or similar words. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described below, as well as any other cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that, if the events described in this section and elsewhere in this Quarterly Report on Form 10-Q occur, they could have a material adverse effect on our business, operating results and financial condition.
Risk Factors
The following are significant risk factors in our business:
▪	The Company’s ability to continue sourcing products from outside North America without negatively impacting delivery times or product quality under our current business model.
▪	The ability of the Company to meet certain minimum covenants regarding our financial condition and financial performance as described in our asset-based lending facility with CIT Commercial Services, Inc. (“CIT”), discussed below under “CIT Facilities”. While we believe we can continue to comply with such covenants during the remainder of fiscal 2005, our ability to do so assumes that (i) the cost benefits of our current business model continue during the remainder of fiscal 2005; (ii) we experience no major loss of customers or a major loss of business from existing customers; and (iii) the Company continues to be able to source products without incurring substantial unplanned costs.
▪	The Company’s ability to maintain our inventory levels in accordance with our plans and achieve adequate levels of working capital.
▪	The continued demand for the Company’s products by our customers and consumers, especially during the critical upcoming holiday season.
▪	The continued demand for the Company’s products by our key customers during the remainder of fiscal 2005.
▪	The ability of the Company to successfully compete on quality, fashion, service, selection, and price.
▪	The Company’s ability to successfully manage the impact on our product cost that may result from a potential material change in the valuation of the Chinese currency.
▪	The ability of the Company to finalize the exiting of certain lease obligations related to our former distribution facility in Nuevo Laredo, Mexico and our former office in San Antonio, Texas, without incurring substantial unplanned costs or experiencing unforeseen difficulties.
▪	The Company’s ability to resolve our dispute with the IRS, as described in Note 4 of the Notes to Consolidated Financial Statements, without incurring a substantial liability.

▪	The impact of competition on the Company’s market share.
▪	The ability of the Company to retain key executives and successfully manage a succession plan for members of our senior management, including our President and CEO.
Introduction
The following discussion and analysis is intended to provide investors and others with information we believe is necessary to understand our Company’s financial condition, changes in financial condition, results of operations and cash flows. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, the notes to the consolidated financial statements, and other information found in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Significant Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. We make these estimates after gathering as much information from as many resources, both internal and external, as is available to us at the time. After reasonably assessing the conditions that exist at the time, we make these estimates and prepare our consolidated financial statements accordingly. These estimates are made in a consistent manner from period to period, based upon historical trends and conditions and after review and analysis of current events and circumstances. We believe these estimates reasonably reflect the current assessment of the financial impact of events that may not become known to us with certainty until some time in the future.
A summary of the critical accounting policies requiring management estimates follows:
     (a) We recognize revenue when goods are shipped from our warehouse and other third-party distribution locations, at which point our customers take ownership and assume risk of loss. In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges; and discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, recognizing as well a corresponding reduction in our reported trade accounts receivable. These estimates have traditionally been sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; retail sale rates; acceptance of the styling of our product by consumers; overall economic environment; consumer confidence; and other similar factors.
Allowances established for returns were approximately $2.4 million and $2.2 million at the end of the third quarter 2005 and the third quarter 2004, respectively, and $4.1 million at the end of fiscal 2004. The slight quarter-on-quarter increase of $200 thousand of return allowances is consistent with our higher sales reported this quarter as compared to the same period a year ago. During the third quarter 2005 and 2004, we recorded approximately $90 thousand and $0, respectively, as the wholesale price of merchandise returned by our customers. At the end of fiscal 2004, we recorded $4.1 million as the wholesale price of merchandise returned by our customers.
Furthermore, allowances for promotions and other sales incentives established at the end of the third quarter 2005 and third quarter 2004 were approximately $5.7 million and $6.1 million, respectively, and $8.0 million at the end of fiscal 2004. The quarter-over-quarter net decrease of approximately $400 thousand in the promotions and sales incentives allowance reflects primarily lower claims granted to customers through the end of the third quarter of 2005. These claims related to 2005 spring promotion and sales incentive events, which were fewer in number and required to be funded at a lower level this year as compared to the same period in 2004.

Net charges to earnings for the third quarter 2005 and same period in 2004 for consumer promotion activities, undertaken with our customers, were approximately $3.5 million and $4.2 million, respectively, and $10.7 million for fiscal 2004. The net charge to earnings for the third quarter 2005 includes a favorable adjustment of approximately $590 thousand, which resulted from better than anticipated over-the-counter sales experienced during the selling season in fiscal 2004. A similar adjustment did not occur in last year’s third quarter. We recorded net charges to earnings of $4.6 million and $7.3 million for consumer promotion activities for the thirty-nine week periods ended October 1, 2005 and October 2, 2004, respectively. The period-on-period decrease of approximately $2.7 million in consumer promotion net charges reflects, as previously reported, the benefit of better than expected results of our selling support activities undertaken with our retailing partners during fiscal 2004 and better than expected over-the-counter sales experienced during last year’s selling season as well as fewer customer claims related to the holiday selling season in 2004 and fewer claims in support of 2005 spring promotion and sales events.
As we continue to operate our business for the remainder of fiscal 2005 under the current business model, and given the ever-changing retail environment, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations for these activities, could be different than those estimates noted above.
     (b) We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any impairment in realizable value in light of our prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs under the circumstances. At the end of the third quarter 2005 and the third quarter 2004, we estimated that the FIFO cost of our inventory exceeded the estimated net realizable value of that inventory by approximately $729 thousand and $744 thousand, respectively, as compared with a similar estimate of approximately $1.6 million at the end of fiscal 2004. There were no significant items impacting the quarter-on-quarter estimates of the FIFO cost of our inventories over the net realizable value of that inventory. Inventory write-downs, recognized as part of cost of sales for continuing operations, amounted to $395 thousand, $671 thousand and $2.1 million during the third quarter 2005, the third quarter 2004, and fiscal 2004, respectively. Inventory write-downs recognized as part of cost of sales for continuing operations were approximately $842 thousand and $988 thousand for the thirty-nine week periods ended October 1, 2005 and October 2, 2004, respectively. As noted above, as we continue to operate under the current business model and considering the rapidly changing retail landscape, it is possible that our estimates to represent the inventory at the net realizable value could be different than those reported in previous periods.
     (c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a result of differences between results of operations as reported in conformity with U.S. generally accepted accounting principles, and the requirements of the income tax rules existing in the various jurisdictions where we operate. In evaluating the future benefits of our deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. As a result of our cumulative losses, we have determined that it is uncertain when, and if, the deferred tax assets will have realizable value in future years. We established a valuation allowance against the value of those deferred assets and a reserve of approximately $21.3 million was recorded at the end of fiscal 2004. Should our profits improve in future periods, such that those deferred items become realizable as deductions in future periods, we will recognize that benefit by reducing our reported tax expense in the future periods, once that realization becomes assured.

     (d) We make estimates of the future costs associated with restructuring plans related to operational changes announced during the year. Estimates are based upon the anticipated costs of employee separations; an analysis of the impairment in the value of any affected assets; anticipated future costs to be incurred in settling remaining lease obligations, net of any anticipated sublease revenues; and other costs associated with the restructuring plans. At the end of the third quarter 2005 and the third quarter 2004, we had an accrued balance of approximately $1.3 million and $2.8 million, respectively, relating to the estimated future costs of closing or reorganizing certain operations. The quarter-on-quarter decrease of approximately $1.5 million in our estimates of future restructuring costs is primarily due to less reorganization activity in the nine-month period of 2005 as compared to the same period a year ago as well as payments for employee separations and non-cancelable leases made during that period. During the third quarter, we recorded $451 thousand as adjustments to our previous restructuring and asset impairment estimates. These adjustments relate to our existing lease obligations on our former distribution facility in Mexico and our former office in San Antonio, Texas. We continue to pursue different alternatives to exit our lease commitments on those facilities. At the end of fiscal 2004, we had an accrued balance of $2.7 million for similar restructuring and reorganization activities. Should the actual costs of restructuring activities exceed our estimates, the excess costs will be recognized in the period in which they occur. Conversely, should the costs of restructuring be less than the amounts estimated, future periods would benefit by that difference. (See also Note 7 of the Notes to Consolidated Financial Statements for additional information concerning restructuring and asset impairment charges.)
     (e) We review the carrying value of our long-lived assets held and used and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. This review is performed using estimates of future cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. Fair value is determined using the present value of estimated net cash flows or comparable market values. Assets to be disposed of are reported at the lower of book or fair market value, less costs of disposal. We recorded asset impairment charges of approximately $0, $885 thousand, and $7.1 million during the third quarter 2005, the third quarter 2004 and fiscal 2004, respectively. For the thirty-nine week periods ended October 1, 2005 and October 2, 2004, we recorded asset impairment charges of $0 and $7.2 million, respectively. The significant period-on-period decrease in asset impairment charges reflects the actions taken related to the closure of our manufacturing and distribution facilities in Mexico and Laredo, Texas announced in fiscal 2004.
     (f) There are other accounting policies that also require management’s judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (v) of the Notes to Consolidated Financial Statements in our 2004 Annual Report to Shareholders, which was incorporated by reference into “Item 8 — Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a favorable or unfavorable impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
The following represent accounting standards that have been recently issued and that are applicable to our business.
In late 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4, and SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion 29. Both standards go into effect for fiscal years beginning after July 15, 2005. We do not anticipate that the implementation of either standard will have a material impact on the results of operations or financial condition of our company. SFAS No. 151 provides specific definition to the term “abnormal costs”, as used in previous accounting standards in inventory reporting under Accounting Research Bulletin No. 43. Such abnormal costs, with specific definitions now provided under the standard, must be recognized as period expense and not included in the valuation of inventory. SFAS No. 153 modifies APB Opinion No.

29 to require the use of fair value of assets exchanged involved in an exchange of productive used assets, and limits the exception to the use of fair value only to situations involving asset exchanges that do not have commercial substance.
SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123R”) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R must be adopted no later than the first interim reporting period of our first fiscal year beginning on or after June 15, 2005; therefore, we intend to adopt this standard on January 1, 2006. The impact of adopting SFAS No.123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. This standard will incorporate into reported results a measure of expense for stock-based compensation. This standard effectively requires the same reporting approach for all companies in this area. Under this standard, we have alternative implementation options as to how to present prior period information, either as restated results on prior interim periods, and/or restatement of prior years, or by reference to prior period proforma footnote disclosures. We intend to implement this standard prospectively with reference to prior period proforma disclosures.

Continuing to Refine Our Business Model during the Remainder of Fiscal 2005
As previously reported in fiscal 2004, we successfully developed and implemented our new business model, financially reengineered our company, and executed significant changes in our operations during that fiscal year. As described in the Results of Operations section below, the effects of these changes have begun to favorably impact our business operations. For the remainder of fiscal 2005 and beyond, we will continue to refine our new business model and will continue to focus primarily on the following three essential goals:
•	Continuing to meet or exceed the expectations of our retailing partners and consumers with fresh, innovative, thinking supported by a line-up of great products;

▪	Continuing to enhance the image of our Dearfoams® family of brands; and

▪	Continuing to improve our order fulfillment and inventory management processes through the use of improved forecasting processes.

Liquidity and Capital Resources
As of the end of the third quarter of 2005, we had $17.3 million in net working capital. This compares with $10.2 million at the end of last year’s same quarterly period, and $14.9 million at the end of fiscal 2004. The quarter-on-quarter increase in net working capital is primarily due to our net earnings from period to period, which is reflected primarily in a much lower short-term funding requirement of our business through the end of the third quarter of 2005.
The primary components of net working capital have changed as follows:
▪	Our net accounts receivable decreased slightly from $25.9 million at the end of the third quarter of 2004 to $25.4 million at the end of the same period this year. Accounts receivable were $10.1 million at the end of fiscal 2004. The increase in our net accounts receivable of $15.3 million from the end of fiscal 2004 to the end of the third quarter of 2005 is mainly due to the seasonality of our business.

▪	Our net inventories for third quarter-end 2005 and 2004 were $30.0 million and $29.5 million, respectively, and $20.2 million at the end of fiscal 2004. Our net inventory investment as reported for each of the third quarter-end periods 2005 and 2004 begins to reflect an inventory level that is more naturally consistent with our new 100% outsourcing operating model effected during fiscal 2004. Better management of our inventory investment is one of our key initiatives for fiscal 2005 and beyond. The increase of nearly $10.0 million in our net inventory investment from the end of fiscal 2004 to the end of this reporting period is due principally to purchases of finished goods as we gradually build inventory to support this year’s fall selling season.

▪	We ended the third quarter of 2005 with $1.3 million in cash, compared with $815 thousand at the end of the third quarter of 2004 and $1.0 million at the end of fiscal 2004. We ended the third quarter of 2005 with $24.2 million in short-term notes payable, compared with $29.6 million in short-term notes payable at the end of the third quarter a year earlier and $4.9 million at the end of fiscal 2004. The quarter-on-quarter decrease of approximately $5.4 million in our short-term notes payable is due primarily to lower borrowings required to fund our leaner operating model and our improvement in net earnings in comparison to the net loss for the same quarter a year ago. The increase in short-term notes payable of $19.3 million from the end of fiscal 2004 to the end of the third quarter of 2005 is due mainly to the seasonality of our business and the timing of purchases required to support our customer orders for the upcoming selling season.
Capital expenditures for the first nine-month period of fiscal 2005 amounted to $363 thousand compared with $111 thousand during the same period in 2004. Expenditures in both years were funded out of working capital, and reflect a much reduced level of capital asset spending as compared to previous years during which we operated our own manufacturing plants. We expect our future capital expenditures to be in line with our current business model and thus require a much lower funding level than in prior years.

     CIT Facilities
On March 31, 2005, we entered into a two-year, asset-based lending facility with CIT (the “CIT ABL Facility”), which replaced our previous financing arrangement with CIT. The CIT ABL Facility is a two-year committed facility under which CIT is obligated to advance us funds so long as we comply with the CIT ABL Facility, including satisfying covenants requiring that we meet various financial condition and financial performance requirements.
Under the CIT ABL Facility, we are required to meet various financial covenants including: (a) minimum Tangible Net Worth (“minimum TNW”) at the end of each fiscal quarter of 2005 and 2006; (b) negative Earnings Before Income Taxes, Depreciation, and Amortization, excluding certain extraordinary or nonrecurring gains and losses for the two fiscal quarters ended July 2, 2005, not exceeding a specified level; (c) Minimum Net Availability at the end of each fiscal year beginning in 2005; and (d) a minimum Fixed Charge Coverage Ratio test at the end of fiscal 2005 and each 12-month period ending at the end of each fiscal quarter thereafter. The foregoing capitalized terms are defined in the CIT ABL Facility. We have met the only financial covenant, minimum TNW, which was applicable for the third quarter 2005, as established in the CIT ABL Facility. We currently believe we can meet all financial covenants under the CIT ABL Facility for the remainder of fiscal 2005.
The CIT ABL Facility provides us with advances in a maximum amount equal to the lesser of (a) $35 million or (b) a Borrowing Base (as defined in the CIT ABL Facility). The Borrowing Base is determined by the agreement and is based primarily on the sum of (i) the amount of 80% of the receivables due under the factoring agreement entering into in connection with the previous CIT financing agreement, if any, and 80% of our total eligible accounts receivable; (ii) the amount of our eligible inventory; (iii) a $3.5 million overformula availability during our peak borrowing season from April through October; and (iv) a $4.0 million allowance on our eligible intellectual property from January 1 to October 31. The CIT ABL Facility includes a $3 million subfacility for CIT’s guarantee of letters of credit to be issued by letter of credit banks. This amount is counted against the maximum borrowing amount noted above.
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

     Other Long-Term Indebtedness and Current Installment of Long-Term Debt
On August 11, 2005 (the “Effective Date”), we entered into a new agreement (the “New Agreement”) with the mother of the chairman whereby she transferred all of her product designs and patent rights to us as of the Effective Date; provided a covenant not to compete during the period payments are owed to her under the New Agreement and for one year thereafter; and released all unpaid claims that would have accrued under a previous royalty agreement (the “Original Agreement”) and through the Effective Date for the sum of $600 thousand. This amount will be paid in 24 quarterly payments of $25 thousand each beginning on August 11, 2005 and continuing on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, we computed the net present value of this obligation at approximately $495 thousand, discounted at 7%, and charged that amount to earnings accordingly. As of October 1, 2005, we reported approximately $100 thousand of the outstanding net present value amount as current installments of long-term debt and the remaining $375 thousand as long-term debt.
In addition, approximately $368 thousand, reflected in current installments of long-term debt, represents the present value, discounted at 8%, of the one remaining quarterly payment related to our agreement to pay two consulting firms for their assistance in the process that accelerated the elimination of duties imposed by the United States of America on slippers coming from Mexico. As part of the NAFTA agreement, these duties had been scheduled for elimination on January 1, 2008. The duties were eliminated on January 1, 2002. The remaining quarterly payment is due on December 1, 2005 and is subordinated to all of our other obligations.

     Off-Balance Sheet Arrangements
There have been no material changes in our “Off-Balance Sheet Arrangements” and “Contractual Obligations” since the end of fiscal 2004, other than routine payments and the New Agreement entered into with the mother of our chairman as disclosed in Note 10 of the Notes to Consolidated Financial Statements.
Results of Operations
During the third quarter of 2005, consolidated net sales amounted to approximately $35.4 million or approximately $863 thousand higher than the same period last year. In the nine-month period of 2005, our consolidated net sales were approximately $68.6 million, as compared to $67.5 million for the same period a year earlier. Substantially all of the third quarter and nine-month period consolidated net sales increases were reported by our Barry Comfort North America business. This year’s third quarter and nine-month period net sales in Barry Comfort Europe were approximately $2.1 million and $6.7 million, respectively, as compared to $2.4 million and $6.9 million for the same reporting periods, respectively, last year. (See also Note 8 of the Notes to Consolidated Financial Statements for selected segment information.)
The quarter-on-quarter increase in net sales reported for Barry Comfort North America is due principally to the net of higher sales in our branded collection of products for women and men; lower sales in some of the products we sell under private licenses; and lower shipments of closeout goods. The quarter-on-quarter increase in net sales also reflects the benefit, as previously noted, of a favorable adjustment of $590 thousand related to our consumer promotion activities associated with the holiday selling season in fiscal 2004, offset by higher selling and marketing support expenses, which are reclassified as part of net sales.

Consolidated gross profit during the third quarter in 2005 and 2004 was approximately $14.3 million, or 40.4% of net sales, and $12.8 million, or 37.1% of net sales, respectively. For the nine-month period of 2005 and 2004, consolidated gross profit was approximately $28.0 million, or 40.8% of net sales, and $22.4 million or 33.1% of net sales, respectively. The quarter-on-quarter improvement in our consolidated gross profit dollars of approximately $1.5 million and the related increase of 3.3 percentage points in gross profit as a percentage of net sales was due mainly to the effect of the changes made in our operating model to outsourced goods more competitively than those reflected in our previous supply model of in-house manufacturing.
The significant improvement in our consolidated gross profit for the nine-month period of 2005 of approximately $5.6 million or 7.7 percentage points, as compared to last year’s same period, clearly reflects the year-to-date 2005 cumulative benefit of reengineering the source supply of goods component of our operating model, as well as the benefits of the favorable adjustments resulting from better than expected benefit of our selling support activities undertaken with our retailing partners during fiscal 2004 and the related better than expected over-the-counter sales experienced during last year’s selling season, as previously reported.
Consolidated selling, general and administrative expenses (“SG&A expenses”) for the third quarter of 2005 were approximately $9.4 million, reflecting a decrease of nearly $401 thousand or 4.1%, from approximately $9.8 million in the same quarter last year. As a percent of net sales, consolidated SG&A expenses decreased from 28.2% of net sales in the third quarter of 2004 to 26.4% of net sales in the third quarter of 2005. The quarter-on-quarter net decrease of $401 thousand in consolidated SG&A expenses was due primarily to the following: lower shipping expenses resulting from the change in our operating model; higher accrued corporate expenses; higher investment spending in a variety of marketing initiatives; and lower spending in selling expenses attributed to our former selling unit in Mexico. For the nine months, consolidated SG&A expenses were approximately $23.5 million reflecting a significant decrease of nearly $6.3 million from the same period in the previous year. For the nine-month period ended October 1, 2005, as compared to the same period a year ago, significant reductions in SG&A expenses were reported in selling, shipping, logistics, and corporate administration area, which included the associates retirement plans’ curtailment loss of $1.1 million recorded in the first quarter of fiscal 2004; whereas, modest period-on-period increases were incurred in our marketing and sourcing departments. Our SG&A spending pattern for the nine-month period, when compared to last year’s same period, continues to reflect the favorable impact of the changes effected in our operating model.
During the third quarter of 2005, we recognized approximately $529 thousand in consolidated restructuring and asset impairment charges, including $451 thousand in related adjustments to our previous estimates, compared to approximately $4.2 million recognized in the same period a year earlier. The $451 thousand recognized as adjustments to our previous restructuring and asset impairment estimates relate to our existing lease obligations on our former distribution facility in Mexico and our former office in San Antonio, Texas. As noted earlier, we will continue to pursue different alternatives to exit our lease obligations on those facilities. For the nine-month period of 2005, consolidated restructuring and asset impairment charges were approximately $879 thousand, compared to approximately $16.1 million in the same period in 2004. The significant decreases in restructuring and asset impairment charges for the quarter and the nine months are due to less reorganization activity occurring during this year’s third quarter and through the nine-month period as compared to the activity reported in the same periods last year. As previously reported, reorganization activity through last year’s nine-month period was related to the closure of our manufacturing and distribution facilities in Mexico. (See also Note 7 of the Notes to Consolidated Financial Statements for added information related to restructuring and asset impairment charges.)
Consolidated net interest expense was approximately $301 thousand for the third quarter 2005, representing a decrease of approximately $95 thousand from last year’s same period. For the nine-month periods of 2005 and 2004, consolidated net interest expense was approximately $540 thousand and $928 thousand, respectively. The net interest expense declines, quarter-on-quarter and for the nine-month periods, resulted from the decrease in our daily average short-term borrowings outstanding of approximately $5.4 million to $24.2 million at the end of the third quarter of 2005 as compared to $29.6 million at the end of the same period a year earlier. As previously reported, the decreases in net interest expense for the third quarter and the nine-month period also take into account slightly higher interest rates as we transitioned to our previous CIT financing agreement during the first quarter of 2004 and into our current CIT ABL Facility in March 2005.

For the third quarter of 2005, we reported net earnings of approximately $4.3 million, or $0.42 per diluted share, compared with a net loss incurred during the third quarter of 2004 of approximately $1.1 million or $0.11 per diluted share. For the nine-month period of 2005, we reported net earnings of approximately $3.3 million, or $0.33 per diluted share, compared to a net loss of approximately $24.2 million, or $2.46 per diluted share, for the same period a year earlier.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
The majority of our sales were conducted in North America and denominated in US Dollars during the nine-month period of fiscal 2005. For any significant sales transactions denominated in other than US Dollars, our established policy guidelines allow us to hedge against any significant currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from currency adverse fluctuations. At the end of the first nine-month period of fiscal 2005 and the end of fiscal 2004, there were no such foreign exchange contracts outstanding.
Most of our product is purchased from third party manufacturers in China and is transacted in US Dollars. The recent revaluation of the Chinese Renminbi did not have a significant impact on the results of our operations through the end of the third quarter 2005 or our financial condition at the end of the same reporting period. However, should there be additional changes in the valuation of the Chinese Renminbi, the cost structure of our suppliers could change. A future revaluation of the Renminbi could potentially result in an increase in the costs of our products, depending upon the competitive environment and the availability of alternative suppliers.
Market Risk Sensitive Instruments — Interest Rates
We believe that we have an exposure to the impact of changes in short-term interest rates. Our principal interest rate risk exposure results from the floating rate nature of the CIT ABL Facility. If interest rates were to increase or decrease by one percentage point (100 basis points), we estimate interest expense would increase or decrease by approximately $195 thousand on an annualized basis. Currently, we do not hedge our exposure to floating interest rates.
ITEM 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer) of R. G. Barry Corporation (“R. G. Barry”), R. G. Barry’s management has evaluated the effectiveness of R. G. Barry’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, R. G. Barry’s President and Chief Executive Officer and R. G. Barry’s Senior Vice President-Finance, Chief Financial Officer and Secretary have concluded that:
a.	information required to be disclosed by R. G. Barry in this Quarterly Report on Form 10-Q and the other reports which R. G. Barry files or submits under the Exchange Act would be accumulated and communicated to R. G. Barry’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

b.	information required to be disclosed by R. G. Barry in this Quarterly Report on Form 10-Q and the other reports which R. G. Barry files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

c.	R. G. Barry’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to R. G. Barry and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.
Changes in Internal Control Over Financial Reporting
There were no changes in R. G. Barry’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry’s quarterly period ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, R. G. Barry’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, on June 8, 2004, the Company received a “30-day letter” from the Internal Revenue Service (“IRS”) proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4.0 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments and reiterating its position. In March 2005, the IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2006. On September 21, 2005, representatives from the Company met with the IRS Appeals Officer (“IRS Officer)”; and after reviewing the facts and arguments of this case, the IRS Officer requested of the Company additional information to support the Company’s position. The Company intends to vigorously contest the proposed adjustments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	and (b) Not Applicable

(c)	R. G. Barry did not purchase any of its common shares during the quarterly period ended October 1, 2005. R. G. Barry does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
     (a), (b) Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     (a) through (d) Not Applicable
Item 5. Other Information
No response required
Item 6. Exhibits
See Index to Exhibits at page 24.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R. G. BARRY CORPORATION Registrant
November 9, 2005	/s/ Daniel D. Viren
Date	Daniel D. Viren
Senior Vice President — Finance, Chief Financial Officer and Secretary (Principal Financial Officer) (Duly Authorized Officer)

R. G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith

