Form 10-K
period 2005-12-31
BARRY R G CORP /OH/
filed 2006-03-20
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
Commission File Number 001-08769
R. G. BARRY CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	31-4362899

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13405 Yarmouth Road N.W., Pickerington, Ohio	43147

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (614) 864-6400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Par Value $1.00	American Stock Exchange

Series I Junior Participating Class A Preferred Share Purchase Rights	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $43,377,750 as of July 2, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 9,967,980 common shares, $1.00 par value, as of March 15, 2006.
Documents Incorporated by Reference:
(1)	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.
(2)	Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.
Index to Exhibits begins on Page E-1.

PART I
Item 1. Business.
General
     R. G. Barry Corporation (“R. G. Barry”) was incorporated in Ohio in 1984. R.G. Barry’s principal executive offices are located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147 and its telephone number is (614) 864-6400. As of December 2, 2005, R.G. Barry’s common shares began trading on the American Stock Exchange (“AMEX”) under the symbol “DFZ”, evoking R.G. Barry’s flagship brand name: Dearfoams®. Prior to that, R.G. Barry’s common shares had traded in the “Pink Sheets” under the symbol “RGBC.PK” and traded on the Over the Counter Bulletin Board under the symbol “RGBC.OB”, since June 14, 2004. From July 8, 1995 through June 11, 2004, R.G. Barry’s common shares were listed on the New York Stock Exchange under the symbol “RGB”.
     R. G. Barry maintains an Internet website at www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate R. G. Barry’s website into this Annual Report on Form 10-K). R. G. Barry makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after R. G. Barry electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).
     R. G. Barry and its primary subsidiaries, The Dearfoams Company, R. G. Barry International, Inc., Escapade, S.A. and Fargeot et Compagnie, S.A. (collectively with R.G. Barry, the “Company”), design, purchase from third-party manufacturers, market and distribute comfort footwear. Fargeot et Compagnie, S.A. and Escapade, S.A. (collectively, “Fargeot”), R.G. Barry’s wholly-owned subsidiaries located in France, also produce comfort footwear. R. G. Barry also has several wholly-owned Mexican subsidiaries, which are no longer in operation. Two of these subsidiaries were liquidated during the second quarter of fiscal 2005 and the remaining four subsidiaries are in the process of being liquidated.
     The fiscal year of the Company is either a fifty-two or fifty-three week period (“fiscal year”), ending annually on the Saturday nearest December 31. Fiscal year 2005 and fiscal year 2004 were each comprised of fifty-two week periods that ended on December 31, 2005 (“fiscal 2005”), and January 1, 2005 (“fiscal 2004”), respectively; while fiscal year 2003 was a fifty-three week period ending on January 3, 2004 (“fiscal 2003”).
     During fiscal 2005, the Company operated in two segments: the Barry Comfort North America group, which includes at- and around-the-home comfort footwear products marketed and sold in North America; and the Barry Comfort Europe group, which includes footwear products sold by Fargeot primarily in France and other Western European markets. In addition, as discussed below, in June 2003, R.G. Barry discontinued operations of a third operating segment – the Thermal group, which included thermal retention technology products. Financial information about the Company’s two current operating segments for each of the fiscal years in the three-year period ended December 31, 2005, is presented in Note (14) of the Notes to Consolidated Financial Statements included in R.G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, which financial information is incorporated herein by this reference.
     During fiscal 2003, R. G. Barry sold substantially all of the assets of RGB Technology, Inc., its subsidiary formerly known as Vesture Corporation (“RGB Technology”), to a corporation now known as Vesture Corporation. In connection with this sale, RGB Technology will receive royalties on Vesture Corporation’s net sales through 2007 at a royalty rate equal to 5% of Vesture Corporation’s net sales in excess of $500,000 in each year through 2007, but excluding Vesture Corporation’s sales of products that utilize certain specific patents (the “excluded products”). Most of the products sold by Vesture

Corporation are expected to be excluded products; thus, the amount of future royalties expected from Vesture Corporation is not anticipated to be material to the operations of the Company. After the sale of RGB Technology’s business assets, the Company discontinued the thermal products operating segment of its business. Beyond the provisions for the receipt of royalty payments contemplated by the purchase agreement, R.G. Barry has no continuing involvement in the thermal business.
Changes in the Barry Comfort North America Group Business
     The at- and around-the-home comfort footwear category in the retail industry continues to be challenged by two critical elements of change: globalization and retail consolidation. The convergence of these forces has created a very competitive marketplace for suppliers of this product category. In response to this challenge, R.G. Barry’s initiatives undertaken in fiscal 2004 and fiscal 2005 included the implementation of a new operating model that transitioned its business to a 100 percent outsourcing of its finished goods from third-party manufacturers in China. As part of the new business model, R.G. Barry also introduced fresh and innovative collections of comfort footwear products; a new marketing and selling approach; and invested in consumer-centric market research. The Company’s primary focus continues to be anchored on meeting or exceeding the expectations of its retailing partners and consumers.
     During the first half of fiscal 2004, R.G. Barry closed all of its manufacturing operations in Mexico, which represented the initial phase in the implementation of the new operating model. Since that time, R.G. Barry has sourced all of its product requirements from independent contract manufacturers located in China. R.G. Barry believes that the cost savings achieved by sourcing all of its product needs from China and elsewhere presently outweigh the potential benefits of operating its own manufacturing facilities. Even though R.G. Barry is now totally dependent on third-party contract manufacturers, it does not anticipate that this dependence will impact the quality of its products or its ability to deliver products to its customers on a timely basis. R.G. Barry continues to explore other sources of products to ensure that it remains competitive in the marketplace and reduce the potential adverse effect of loss or disruption that the current third-party supply base could have on the Company’s financial condition and results of operations.
     During the third quarter of fiscal 2004, R.G. Barry closed its distribution center in Nuevo Laredo, Mexico. In the fourth quarter of that same fiscal year, R.G. Barry closed its cross-dock distribution operation located in Laredo, Texas. R.G. Barry relies on its remaining distribution center in San Angelo, Texas and third-party logistics providers located on the West Coast of the United States to distribute products to its North America customers. As the last phase of the implementation of its current business model, during the fourth quarter of fiscal 2004, R.G. Barry closed its operations support office in San Antonio, Texas. The staff of that office primarily supported the operations in Mexico.
     During fiscal 2005, the Company did not engage in any new restructuring activities. Further information concerning the restructuring changes that occurred in the Barry Comfort North America group during fiscal 2005, fiscal 2004, and fiscal 2003 is presented in Note (15) of the Notes to Consolidated Financial Statements included in R.G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, which information is incorporated herein by this reference.
Changes in the Barry Comfort Europe Group Business
     In fiscal 2003, R.G. Barry entered into a five-year licensing agreement for the sale, marketing and sourcing of its slipper product brands in Europe with a subsidiary of the privately-held British comfort footwear and apparel firm, GBR Limited. This agreement granted GBR Limited’s subsidiary a license to sell, source and distribute R.G. Barry’s various brands of at- and around-the-home comfort footwear products, other than Fargeot’s products, in all channels of distribution in the United Kingdom, The Republic of Ireland, France and through selected customers in other specific Western European countries, as established in the underlying agreement, in exchange for royalty payments on net sales. R.G. Barry retained title to all of its patents and trademarks for products sold under this licensing agreement. The Company reported approximately $385,000, $419,000, and $151,000 as royalty income related to this agreement for fiscal 2005, fiscal 2004, and fiscal 2003, respectively.
     R.G. Barry’s Fargeot subsidiary is not part of the licensing agreement with GBR Limited’s subsidiary. Fargeot continues to maintain its footwear operations in southern France. Fargeot generally serves smaller French independent retailers and export markets with a style of footwear that is different from R.G. Barry’s traditional comfort footwear products. Fargeot’s products generally are not washable. Fargeot relies on its own distribution facility located in Thiviers, France to distribute products to its customers.
     In late fiscal 2004, the minority interest owner of Fargeot exercised his contractual right to “put” to R.G. Barry the remaining 20% interest that R. G. Barry did not own. R.G. Barry acquired the ownership interest for $279,000, as determined in accordance with the terms of the 1999 underlying Fargeot purchase agreement under which R.G. Barry had purchased its original ownership interest.
     No significant restructuring charges occurred in the Barry Comfort Europe Group during fiscal 2005 or fiscal 2004. Further information concerning the restructuring charges which were incurred in the Barry Comfort Europe group during fiscal 2003 is presented in Note (15) of the Notes to Consolidated Financial Statements included in R. G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, which information is incorporated herein by this reference.
Principal Products
     The Company designs, purchases from third-party contract manufacturers, manufactures in the case of Fargeot, markets, and distributes comfort footwear for women, men and children. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive design, appearance and styling.
     Historically, the Company’s primary products have been foam-soled, soft, washable slippers for men, women and children. The Company developed and introduced women’s Angel Treads*, the world’s first foam-soled, soft, washable slipper, in 1947. Since that time, the Company has introduced additional slipper-type brand lines for men, women and children that are designed to provide comfort, softness and washability. These footwear products are mostly sold under the Company’s various brand names including Angel Treads*, Barry Comfort*, Dearfoams*, EZfeet*, Fargeot, Snug Treds*, Soft Notes*, Solé, Terrasoles*, Utopia, and Zizi*. The Company also markets slipper-type footwear under trademarks it licenses from third parties. See “Trademarks and Licenses.”
     The Company’s foam-soled footwear product collections have fabric uppers usually made of washable materials, including micro fiber terry, micro fiber velour, micro fiber suede, corduroy and nylon, as well as uppers made of suede and other man-made materials. Different brand lines are marketed for women, men and children with a variety of styles, colors and ornamentation.
     R.G. Barry’s marketing strategy for its slipper-type brand lines includes expanding counter and floor space by creating and marketing brand lines to different sectors of the consumer market. The Company’s retail prices for its comfort footwear products normally range from approximately $5 to $30 per pair, depending on the style of footwear, type of retail channel and retailer mark-up.
     The Company believes that many consumers of its slippers are loyal to the Company’s brand lines, usually own more than one pair of slippers and have a history of repeat purchases. Substantially all

*	Hereinafter denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

of the slipper brand lines are displayed on a self-selection basis in see-through packaging at the point of sale and have appeal to the “impulse” buyer and to the “gift-giving” buyer. The Company believes that many of the slippers are purchased as gifts for others during the holiday selling season, with approximately 70% of sales occurring in the second half of the year.
     Certain basic styles of slipper-type footwear have become standard in the Company’s brand lines and are in demand throughout the year. The most significant changes for these styles are made in response to fashion changes and include variations in design, ornamentation, fabric and/or color. The Company essentially introduces new updated styles of slippers with a view toward enhancing the comfort, fashion appeal and freshness of its products twice a year. The introduction of new styles is traditionally part of the spring and fall collections of products. The Company anticipates that it will continue to introduce new styles in future years in response to fashion changes and consumer taste and preferences.
     Most consumers of the Company’s footwear products fit within a range of four to six sizes. This allows the Company to carry lower levels of inventories in the slipper lines compared to other more traditional footwear suppliers.
Marketing
     The Company’s various slipper-type brand collections of products are sold (i) to traditional department stores, including promotional department stores, national chain department stores and specialty stores; (ii) through mass merchandising channels of distribution such as discount stores, warehouse clubs, drug and variety chain stores and supermarkets; and (iii) to independent retail establishments, primarily located in France. The Company markets these products essentially through Company account managers and, to a lesser extent, through independent sales representatives. The Company does not finance its customers’ purchases, although return privileges are granted in certain limited circumstances to some of the Company’s retailing partners.
     Beginning in the second half of fiscal 2004 and continuing throughout most of fiscal 2005, R.G. Barry, with the assistance of an outside marketing consultant, undertook various initiatives involving consumer-centric research. As a result of this research, R.G. Barry gained a deeper insight into the “relaxed at home footwear category” and established its flagship Dearfoams® brand as the “Lifestyle at Home” brand. As part of its selling and marketing strategies, R.G. Barry has created categories within the brand that resonate with consumers, including “Relax at Home”, “Active at Home”, and “Fashion at Home”. R.G. Barry communicates these life style categories via point-of-sale presentations, customized packaging, product strategy and a variety of marketing support programs.
     During the spring and fall of each year, a new line-up of designs and styles is presented to buyers who represent the Company’s retail customers at regularly scheduled showings. In an effort to encourage market exposure to the Company’s products, buyers for department stores and other large retail customers attend Company-sponsored spring and fall showings, and Company salespersons regularly visit retail customers. The Company also makes catalogs available to its current and potential customers and participates in trade shows regionally and nationally.
     R.G. Barry maintains a sales and showroom office in New York City to which buyers for department stores and other large retail customers may make periodic visits. R.G. Barry also maintains a sales administration office in Bentonville, Arkansas that supports R.G. Barry’s business with Wal-Mart Stores, Inc. and its affiliates.
     During the past several selling seasons, R.G. Barry has provided temporary merchandisers to service the retail selling floors at some department stores and certain chain stores nationally. During the fiscal 2005 holiday selling season, R.G. Barry provided approximately 22,190 man-hours of temporary merchandisers. R.G. Barry believes that this point-of-sale management of the retail selling floor, combined with computerized automatic demand pull replenishment systems R.G. Barry maintains with the stores, allow R.G. Barry to optimize its comfort footwear business during the critical holiday selling season. R.G. Barry expects to continue using temporary merchandisers to service the selling floors of its retailing partners in the future.
     Sales during the last six months of each year have historically been greater than during the first six months. Consequently, the Company’s inventory is largest in early fall in order to support the retailers’ product requirements for the fall and holiday selling seasons. The Company advertises principally in the print media and its promotional efforts are often conducted in cooperation with its customers. Many of the Company’s products are displayed at the retail-store level for self-selection or gift-purchase.
     The Company, both directly and through licensing arrangements, also markets its comfort footwear products in several countries and regions throughout the world, primarily in Western Europe. In each of fiscal 2005, fiscal 2004, and fiscal 2003, the Company’s Western European net sales comprised approximately 7.4%, 7.7%, and 7.5%, respectively, of its consolidated net sales. Financial information for each of the three fiscal years ended December 31, 2005, for the geographic areas in which the Company operates is presented in Note (14) of the Notes to Consolidated Financial Statements included in R. G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, which financial information is incorporated herein by this reference.
Research and Development
     Most of the Company’s research and development efforts relate to fabric selection, design and product testing of new styles of slipper-type footwear. During fiscal 2005, fiscal 2004 and fiscal 2003, the Company spent $2.2 million, $2.5 million and $3.0 million, respectively, in connection with the research and design of new products and the improvement or redesign of existing products. Substantially all of the foregoing activities were Company-sponsored. Approximately 10 Company employees are engaged full time in product design and research and development activities.
Raw Materials
     The principal raw materials used by Fargeot and R.G. Barry’s third-party contract manufacturers in the production of the Company’s products are textile fabrics, threads, foams and other synthetic products, as well as packaging materials. All are available from a wide range of suppliers. Fargeot and, to the Company’s knowledge, R.G. Barry’s third-party contract manufacturers, thus far have not experienced any significant difficulty in obtaining raw materials from their respective suppliers.
Trademarks and Licenses
     Products sold under trademarks owned by the Company represent approximately 95% of the Company’s sales. The Company is the holder of a number of trademarks which identify its products, principally: Angel Treads*, Barry Comfort*, Dearfoams*, EZfeet*, Fargeot, Snug Treds*, Soft Notes*, Solé, Terrasoles*, Utopia, and Zizi*. The Company believes that its trademarks identify its products and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application and approval. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks accordingly.
     The Company has also sold comfort footwear under various names as licensee under license agreements with the owners of those names. In fiscal 2005, fiscal 2004, and fiscal 2003, total net sales under the Liz Claiborne**, Claiborne**, Villager** and NASCAR** labels pursuant to the license

**	Hereinafter denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

agreements described below represented approximately 4%, 5%, and 6%, respectively, of the Company’s consolidated net sales.
     In November 2000, R.G. Barry entered into a license agreement with a subsidiary of Liz Claiborne, Inc. (the “Liz agreement”), which allows R.G. Barry to manufacture and market slippers under the Liz Claiborne**, Claiborne** and Villager** labels. R. G. Barry’s Liz Claiborne** Slippers for Women and Claiborne** Slippers for Men are sold in upper-tier department stores and specialty retailers nationwide. The Liz Claiborne** Slippers for Women initially have been sold in the United States and Canada, although the licensor may, in its discretion, grant R. G. Barry the right to distribute these slippers in other foreign countries. The initial term of the license agreement expired on December 31, 2005, but was renewable if the net sales of slippers bearing the Liz Claiborne**, Claiborne** and Villager** labels for the year immediately preceding the last year of the initial term equaled or exceeded a specified level. R.G. Barry has renewed its Liz agreement for a one-year term, commencing on January 1, 2006 through December 31, 2006.
     In May 2003, R. G. Barry entered into licensing agreements regarding the marketing, production and distribution of NASCAR** leisure footwear, robes and towel wraps. During fiscal 2005, footwear products featured colorful images of eight drivers, including Dale Earnhardt, Dale Earnhardt Jr., Jeff Gordon, Jimmie Johnson, Bobby Labonte, Ryan Newman, Tony Stewart and Rusty Wallace, their cars and the NASCAR** logo. During fiscal 2005, products were available primarily at Wal-Mart Stores, Inc. R.G. Barry is currently negotiating extensions of these licensing agreements. However, going forward, R.G. Barry will market products under the NASCAR** label on a limited distribution basis.
     The Company has also marketed comfort footwear to customers, which sell the footwear under their own private labels. These sales represented approximately 2%, 3%, and 3% of the Company’s consolidated net sales during fiscal 2005, fiscal 2004, and fiscal 2003, respectively.
Significant Customers
     Our two largest customers, Wal-Mart Stores, Inc. and its affiliates and J.C. Penney Company, Inc., accounted for over 40% of our consolidated net sales in fiscal 2005. Each of Wal-Mart Stores, Inc. and its affiliates and J.C. Penney Company, Inc. accounted for more than 10% of the Company’s consolidated net sales in each of fiscal 2005, fiscal 2004 and fiscal 2003. In the event that either of these customers reduces or discontinues its product purchases from us, it would adversely affect our operations. Wal-Mart Stores, Inc. and its affiliates and J. C. Penney Company, Inc. are customers within our Barry Comfort North America group operating segment. In fiscal 2003, Kohl’s Corporation, which is also a Barry Comfort North America group customer, also accounted for more than 10% of the Company’s consolidated net sales.
Seasonality and Backlog of Orders
     The Company’s backlogs of orders at the close of fiscal 2005 and fiscal 2004 were approximately $2.3 million and $2.8 million, respectively. Consistent with prior years, the Company anticipates that a large percentage of the unfilled sales orders as of the end of fiscal 2005 will be filled during the current year.
     The Company’s backlog of unfilled sales orders is often largest after the spring and fall showings of the Company’s products. For example, the Company’s approximate backlog of unfilled sales orders following the conclusion of such showings during the last two fiscal years was: August 2005: $22.9 million; August 2004: $31.8 million; February 2005: $2.3 million; and February 2004: $4.2 million.

     The Company’s backlog of unfilled sales orders at the end of February 2006 was approximately $4.1 million. As discussed earlier, the Company’s backlog of unfilled sales orders reflects the seasonal nature of the Company’s sales — approximately 68% of such sales occurred during the second half of 2005. The increase in the Company’s backlog of unfilled orders of approximately $1.8 million from February 2005 to February 2006 is primarily due to placing of orders by some of R.G. Barry’s key customers in support of new business related to a spring program and a Mother’s Day sale event. The reduction in the Company’s backlog of unfilled sales orders from August 2004 to August 2005 and from February 2004 to February 2005 is the result of the changes in the timing of the placing of orders by the Company’s retailing partners. In the last several years, customers have trended toward placing orders for products much closer to the time of expected delivery. The Company expects that this current trend will continue in the future. Accordingly, the Company’s internal product sourcing and logistics processes will continue to adapt to this trend to ensure timely deliveries to its customers.
Inventory
     The Company intends to continue to introduce new updated styles in an effort to enhance the comfort, freshness and fashion appeal of its lines of products. As a result, the Company anticipates that many of its slipper styles will continue to change from season to season, particularly in response to fashion and design changes, as well as in response to the Company’s retailing partners’ request for differentiation. Given these circumstances, one of the Company’s key continuing objectives is to manage its exposure to obsolete inventory. The Company’s current business model, which relies 100 percent on outsourced goods from third-party manufacturers, and the internal inventory management initiatives undertaken since early in fiscal 2004, allows the Company to maintain lower inventory levels, reducing its inventory risks, and lowering the amount of necessary write-downs. The Company’s current supply chain component of its business model is essentially based on acquiring inventory closer to the time that the inventory is needed by its customers and more in line with the visibility of consumer demand. During fiscal 2005, the Company sold approximately $6.2 million of slow-moving and closeout type products. Inventory write-downs amounted to $1.6 million during fiscal 2005. Inventory at the end of fiscal 2005 was $19.1 million compared with $20.2 million at the end of fiscal 2004. The Company believes that its exposure to obsolete inventory in 2006 will continue to be in line with its current model and will likely continue to trend downward.
Sourcing
     R.G. Barry has an office in Hong Kong, which is responsible for facilitating the procurement of outsourced products from the Far East. R.G. Barry currently outsources 100% of its product needs and purchases goods from eight different contract manufacturers located in China. As R.G. Barry has increased the volume of goods purchased from third-party contract manufacturers, it has expanded the number of manufacturers that produce its goods. R.G. Barry’s experience with its contract manufacturers in China has been very good in terms of reliability, delivery times and product quality. However, R.G. Barry’s reliance on third-party contract manufacturers does create some added risk to the Company’s business because it no longer controls the manufacturing of its products. This lack of control could impact the quality of its products and R.G. Barry’s ability to deliver its products to customers on a timely basis. During fiscal 2005, R.G. Barry did not experience any substantial adverse quality or timeliness issues. In addition, the increase in the volume of goods sourced from independent contract manufacturers in China during fiscal 2005 and our continuing dependence on these manufacturers has resulted in additional responsibilities for R.G. Barry’s sourcing operations, including its office in Hong Kong. This dependence on Chinese manufacturers creates a risk to the Company’s business if it is unable to adequately source its product needs in the future.
Competition
     The Company operates in a relatively small segment of the overall footwear retail industry, essentially supplying comfort footwear for use at- and around-the-home. The Company competes primarily on the basis of price, value, quality and comfort of its products, service to its customers and its marketing and merchandising expertise. The Company believes it is the world’s largest marketer of comfort footwear for at- and around-the-home; however, this category is a very small component of the highly competitive footwear industry. The Company is not aware of any reliable published statistics that will indicate its current market-share position in the footwear industry or in the portion of the footwear industry providing comfort footwear for at- and around-the-home.
Manufacturing, Sales and Distribution Facilities
     As noted earlier, during fiscal 2004, the Company closed all of its manufacturing, distribution and operation support facilities located in Mexico; and Laredo and San Antonio, Texas and no longer operates any of its own manufacturing facilities. The Company currently maintains sales and sales administration offices in New York City and Bentonville, Arkansas and a sourcing representative office in Hong Kong, and occasionally conducts sales activities at its corporate headquarters in Pickerington, Ohio.
     The Company currently operates distribution centers located in San Angelo, Texas and Thiviers, France. Since fiscal 2003, the Company has used independent third-party logistics providers located on the West Coast of the United States to store products, fulfill customer orders and distribute products to its customers.
     The Company’s principal administrative, sales and distribution facilities are described more fully below under “Item 2. Properties.”
Fargeot et Compagnie, S.A.
     As of the end of fiscal 2005, R.G., Barry owned 100% of Escapade, S.A., of which Fargeot et Compagnie, S.A. is a wholly-owned subsidiary. Until the latter part of fiscal 2004, R.G. Barry owned 80% of Escapade. In December of 2004, the 20% minority holder of Escapade exercised a contractual “put” right and R.G. Barry purchased his minority interest. Fargeot manufactures and distributes comfort slippers and casual shoes. The principal market for its products is France and Western Europe. For additional information on Fargeot, see discussion under the “General - Changes in the Barry Comfort Europe Group Business” section above.
Effect of Environmental Regulation
     Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the Company’s capital expenditures, earnings or competitive position. The Company believes that the nature of its operations has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current year or for the foreseeable future.
Employees
     At the close of fiscal 2005, the Company employed approximately 250 associates worldwide.
     Item 1A. Risk Factors.
     There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. The following risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this annual report. Any of these risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made.

Our business is dependent on our ability to continue sourcing products from outside North America.
     We do not own or operate any manufacturing facilities and depend upon independent third parties to manufacture all of our products. During fiscal 2005, 100% of our products were manufactured in China. The inability of our Chinese manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our Chinese manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
     We compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than we have and may have an advantage in the competition for production from these manufacturers. If we experience a significant increase in demand for our products or if one of our existing manufacturers must be replaced, we may have to find additional third-party manufacturing capacity. There can be no assurance that this additional capacity will be available when required or will be available on terms that are similar to the terms that we have with our existing manufacturers or that are otherwise acceptable to us. If it is necessary for us to replace one or more of our manufacturers, particularly one that we rely on for a substantial portion of our products, we may experience an adverse financial or operational impact, such as increased costs for replacement manufacturing capacity or delays in distribution and delivery of our products to our customers, which could cause us to lose customers or revenues because of late shipments.
Our international manufacturing and distribution operations are subject to the risks of doing business abroad.
     We currently purchase all of our products from overseas, specifically China, and we expect to do so in the future. We also currently market our products in several countries throughout the world, primarily in Western Europe. This international sourcing and distribution subjects us to the risks of doing business abroad. These risks include:
•	the impact on product development, sourcing or manufacturing as a result of public health risks, particularly the potential impact of an outbreak of SARs or bird flu in China or other countries where we obtain or market our products;

•	acts of war and terrorism;

•	social and political disturbances and instability and similar events;

•	strikes or other labor disputes;

•	export duties, import controls, tariffs, quotas and other trade barriers;

•	shipping and transport problems;

•	fluctuations in currency values; and

•	general economic conditions in overseas markets.
     Because we completely rely on Chinese manufacturers for our products, any disruption in our relationships with these manufacturers could adversely affect our operations. While we believe these relationships are strong, if trade relations between the United States and China deteriorate or are threatened by instability, our business could be adversely affected. Although we believe that we could find alternative manufacturing sources, there can be no assurance that these sources would be available on terms that are favorable to us or comparable to those with our current manufacturers. Further, a material change in the valuation of the Chinese currency could adversely impact our product cost, resulting in a negative impact on our results of operations.

Loss of customers could have a material adverse effect on us and our success is dependent on the success of our customers.
     Our two largest customers, Wal-Mart Stores, Inc. and its affiliates and J. C. Penney Company, Inc., accounted for over 40% of our consolidated net sales in fiscal 2005. In the event that either of these customers reduces or discontinues its product purchases from us, it would adversely affect our operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry our products, which could adversely affect our results.
     Our success is also impacted by the financial results and success of our customers. If any of our major customers, or a substantial portion of our customers generally, experiences a significant downturn in its business, fails to remain committed to our products or brands or realigns its affiliations with its suppliers, then these customers may reduce or discontinue purchases from us which could have a material adverse affect on our business, results of operations and financial condition. We are also subject to the buying plans of our customers and if our customers do not inform us of changes in their buying plans until it is too late for us to make necessary adjustments to our product lines, we may be adversely affected. We do not have long-term contracts with our customers and sales normally occur on an order-by-order basis. As a result, customers can generally terminate their relationship with us at any time.
The footwear industry is highly competitive
     The footwear business is a highly competitive business and if we fail to compete effectively, we may lose market position. We operate in a relatively small segment of the overall footwear industry, supplying comfort footwear for use at- and around-the-home. We believe that we are the world’s largest marketer of comfort footwear for use at- and around-the-home. However, this is a very small component of the overall footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to provide at- and around-the-home comfort footwear, and many of these competitors have substantially greater financial, distribution and marketing resources than we do. The primary methods of competition in our industry include product design, product performance, quality, brand image, price, marketing and promotion and our ability to meet delivery commitments to retailers obtaining access to retail outlets. A major marketing or promotional success or a technical innovation by one of our competitors could adversely impact our competitive position.
Our business is subject to consumer preferences, and unanticipated shifts in tastes or styles could adversely affect our sales and results of operations.
     The comfort footwear industry is subject to rapid changes in consumer preferences. Our performance may be hurt by our competitors’ product development, sourcing, pricing and innovation as well as general changes in consumer taste and preferences. The footwear industry is generally also subject to sudden shifts in consumer spending, and a reduction in such spending could adversely affect our results of operations. Consumer spending may be influenced by the amount of the consumer’s disposable income, which may fluctuate based on a number of factors, including general economic conditions, consumer confidence and business conditions. Further, consumer acceptance of new products may fall below expectations and may result in excess inventories or the delay of the launch of new product lines.
If we inaccurately forecast consumer demand, we may experience difficulties in handling consumer orders or liquidating excess inventories and results of operations may be adversely affected.
     Our industry has relatively long lead times for the design and manufacture of products. Consequently, we must commit to production in advance of orders based on our forecast of consumer demands. If we fail to forecast consumer demand accurately, we may under- or over-source a product and encounter difficulty in handling customer orders or liquidating excess inventory and we may have to sell excess inventory at a reduced cost. Further, due to the fashion oriented nature of our business, rapid changes in consumer preferences lead to an increased risk of inventory obsolescence. Write-downs of excess inventories have materially impaired our financial position in the past. While we believe we have successfully managed this risk in recent years and believe we can successfully manage it in the future, our operating results will suffer if we are unable to do so.
We rely on distribution centers to store and distribute our product and if there is a natural disaster or other serious disruption in any of these facilities or methods of transport, we may be unable to affectively deliver product to our customers.
     We rely on distribution centers in San Angelo, Texas and in Thiviers, France, as well as third-party logistics providers located on the United States West Coast, to store our products prior to distribution to our customers. A natural disaster or other serious disruption at these facilities due to fire, earthquake, flood, terrorist attack, or any other cause could damage a portion of our inventory or impair our ability to timely deliver our product to our customers and could negatively impact our operating results. Although we have insured our warehoused inventory at its wholesale value, our insurance does not protect against losses due to transport difficulties, cancelled orders or damaged customer relationships that could result from a major disruption at these facilities.
     Further, we are dependent on methods of transport to move our products to and from these facilities. Circumstances may arise where we are unable to find available or reasonably priced shipping to the United States or Europe from our manufacturers in China or road and rail transport within the United States, Europe and Canada to our customers. If methods of transport are disrupted or if costs increase sharply or suddenly, we may not be able to affordably or timely deliver our products to our customers and our results of operations may be adversely affected.
Fluctuations in the price, availability, and quality of raw materials could cause delay and increase costs.
     Fluctuations in the price, availability and quality of the raw materials used in the manufacture of our products could have a material adverse affect on the cost of our sales or our ability to meet customer demands. Price and availability of raw materials may fluctuate significantly depending on many factors, including crop yields and weather patterns and currency value fluctuations. If our suppliers are unable to obtain raw materials or if they are available only at inflated rates, our suppliers may not be able to deliver our products in sufficient quantities or at expected cost, which could adversely affect our operations.
The seasonal nature of our business makes management more difficult, and severely reduces cash flow and liquidity during certain parts of the year.
     Our business is highly seasonal and much of the results of our operations are dependent on strong performance during the last six months of the year, particularly the holiday selling season. The majority of our marketing and sales activities take place at showings in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and through the holidays in any year could have a material adverse affect on the results of our operations for the year. We can offer no assurance that the seasonal nature of our business will diminish in the future.
We must satisfy minimum covenants regarding our financial condition in order to be able to borrow under our credit facility.
     Our current credit facility contains certain minimum covenants regarding our financial condition and financial performance. While we believe that we can continue to comply with these covenants during fiscal 2006, our ability to do so assumes that the cost benefits of our current business model continue, we experience no major loss of customers or loss of business from existing customers, and that we are able to source produce without incurring substantial unplanned costs. In the event that we are unable to do any of these things, we may no longer be able to comply with the financial covenants of our credit facility and our ability to borrow under the facility could be restricted, adversely affecting our operations.
We depend on retaining qualified personnel whose loss would adversely impact our business.
     Our success is largely dependent on the efforts of certain key executives. We have hired Greg Tunney as President and Chief Operating Officer. Mr. Tunney will also assume the responsibilities of the Chief Executive Officer upon the departure of our current Chief Executive Officer, Thomas Von Lehman, who will be leaving us sometime before August 7, 2006. Our ability to successfully manage the succession of our senior management may affect our business and operations. Although we have entered into employment agreements with our executive officers, they have specific skills that are in demand and the loss of their services would adversely affect our operations.
If our dispute with the IRS is resolved unfavorably to us, we may incur a substantial liability.
     We are currently disputing proposed adjustments by the IRS which, if sustained, would result in us owing an additional tax obligation of approximately $4 million for tax years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during the period. Although we believe that the resolution of this dispute will not have a material effect on the Company, there is a possibility that we could incur a substantial liability. We are vigorously contesting the proposed adjustments.
If we are unable to successfully finalize the exiting of an ongoing lease obligation in Mexico, we may incur unplanned costs or difficulties.
     We previously operated a distribution facility in Mexico. In the third quarter of fiscal 2004, this operation was shut down. However we continue to have a lease obligation for this former distribution facility. In the fall of 2005, in order to prompt the landlord to engage in serious negotiations to terminate the lease, we chose to delay making payments required under the lease and the guarantee agreement, giving rise to an event of default. On November 10, 2005, the landlord under the lease sued us in United States District Court in Texas alleging breach of the guarantee agreement. The relief sought by the landlord is the acceleration of all of the rent payable over the remaining term of the lease, which is approximately $5.8 million. We have cured all defaults under the lease and are current on all required payments under the terms of the lease. Although we do not dispute the fact that a breach of the guarantee agreement occurred, we intend to vigorously dispute the remedy sought and the amount of damages claimed in the suit. If we are unable to resolve this litigation and exit this lease obligation without incurring unforeseen costs or difficulties, our operating results may be adversely impacted.
Future sales of our common shares or other securities may dilute the value of our common shares.
     In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue additional common shares, including common shares authorized for issuance under our 2005 Long-Term Incentive Plan. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common shares.

Management’s accounting policies and methods are the basis of how we report our financial condition and results of operations, and these policies and methods may require management to make estimates about matters that are inherently uncertain.
     Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.
     Management has identified several accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in our reporting materially different amounts.
We may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operation.
     We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
     As part of our business, we collect, process and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.

Our organizational documents may have the effect of discouraging a third party from acquiring us by means of a tender offer, proxy contest or otherwise.
     Our articles of incorporation and code of regulations contain provisions that make it more difficult for a third party to gain control or acquire us without the consent of our Board of Directors. These provisions also could discourage proxy contests and may make it more difficult for dissident shareholders to elect representatives as directors and take other corporate actions. These provisions of our governing documents may have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.
Terrorism, acts of war or international conflicts could have a material adverse effect on our financial condition and results of operations.
     Acts or threats of war or terrorism, international conflicts, including ongoing military operations in Iraq and Afghanistan, and the actions taken by the United States and other governments in response to such events could negatively impact general business and economic conditions in the United States. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and operating results could be materially adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including conflict in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that cannot presently be predicted.
Item 1B. Unresolved Staff Comments.
     No response required.
Item 2. Properties.
     R.G. Barry owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, a facility that contains approximately 55,000 square feet. R.G. Barry has granted a mortgage on this facility to secure indebtedness to its primary lender. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – CIT Credit Facilities” contained in R. G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005.
     During fiscal 2005, R.G. Barry’s total leased space was approximately 467,000 square feet at an approximate annual rental of $1.4 million. The following table describes the Company’s principal leased properties during fiscal 2005 and the operating status of those properties at the end of fiscal 2005:

		Approximate	Approximate		Lease
Location	Use	Square Feet	Annual Rental		Expires	Renewals
Empire State Building	Sales Office	1,700	$44,000		2006	None
New York City, N.Y.

2800 Loop 306	Shipping, Distribution
San Angelo, Texas	Center	145,800	$160,000	(1)(2)	2005	10 years

Distribution Center	Shipping, Distribution
San Angelo, Texas	Center	172,800	$330,000	(1)	2007	3 years

		Approximate	Approximate	Lease
Location	Use	Square Feet	Annual Rental	Expires	Renewals
Manhattan Avenue	Shipping Distribution
Nuevo Laredo, Mexico	Center **	144,000	$770,000 (1)	2012	None

West Gate Tower	Sourcing
7 Wing Hong Street	Representative Office
Lai Chi Kok, Kowloon		1,300	$41,200	2007	None
Hong Kong

Beau Terre Office Park	Sales Administration
1005 Beau Terre Drive	Office
Bentonville, Arkansas		1,326	$22,500	2007	None

**	Since October 1, 2004, this facility has not been operated by the Company and is being marketed for sublease.

(1)	Net lease.

(2)	This facility was closed on November 30, 2005. R.G. Barry is currently renting on a month-to-month basis an approximately 25,000 square-foot area of this facility to store goods on a temporary basis. R.G. Barry is expected to vacate this area of the facility during the second quarter of fiscal 2006.
     R.G. Barry believes that all of its owned or leased buildings are well maintained, in good operating condition, and suitable for their present uses.
Item 3. Legal Proceedings.
     On June 8, 2004, R.G. Barry received a “30-day letter” from the Internal Revenue Service (“IRS”) proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, R.G. Barry submitted to the IRS a letter protesting the proposed adjustments, and reiterating its position. In March 2005, the IRS requested and R.G. Barry consented to an extension of the statute of limitations to December 31, 2006. On September 21, 2005, representatives from R.G. Barry met with the IRS Appeals Officer (“IRS Officer”); and after reviewing the facts and arguments of this case, the IRS Officer requested additional information to support R.G. Barry’s position. In December 2005, additional information was provided to the IRS Officer. On March 8, 2006, R.G. Barry was notified of a letter from the IRS in which the IRS Officer requested additional information and evidence to support the timing of R. G. Barry’s deductions taken during the period noted above. R.G. Barry’s management intends to meet with the IRS Officer to provide and discuss the requested information. As previously reported, R.G. Barry intends to vigorously contest the proposed adjustments. In the opinion of management, the resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.
     R. G. Barry is currently a party to litigation pending in the United States District Court for the Western District of Texas. The suit arises out R. G. Barry’s guarantee of a long-term lease entered into by a Mexican subsidiary. The leased space was previously used as a distribution facility until R. G. Barry ended its Mexican operations in the fall of 2004. In the fall of 2005, R. G. Barry, in order to prompt the landlord to engage in serious negotiations to terminate the lease, chose to delay making payments required under the lease and the guarantee agreement, giving rise to an event of default. On November 10, 2005, the landlord under the lease sued R. G. Barry in United States District Court in Texas alleging breach of the guarantee agreement. The relief sought by the landlord is the acceleration of all of the rent payable over the remaining term, approximately six years, of the lease, which is approximately $5.8 million. R. G. Barry has cured all defaults under the lease and is current on all required payments under the terms of the lease. Although R. G. Barry does not dispute the fact that a breach of the guarantee agreement occurred, it intends to vigorously dispute the remedy sought and the amount of damages claimed in the suit.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of the shareholders of R. G. Barry during the fourth quarter of fiscal 2005.
Supplemental Item. Executive Officers of the Registrant.
     The following table lists the names and ages of the executive officers of R. G. Barry as of March 15, 2006, the positions with R. G. Barry presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his principal occupation for more than five years. The executive officers serve at the discretion of the Board of Directors subject to their respective contractual rights under employment agreements with R. G. Barry.

		Position(s) Held with R. G. Barry and
Name	Age	Principal Occupation(s) for Past Five Years
Thomas M. Von Lehman	56	Chief Executive Officer of R. G. Barry since March 10, 2004; a Director of R.G. Barry since May 20, 2005; President of R.G. Barry from March 10, 2004 to February 6, 2005; a principal of The Meridian Group, an investment banking and corporate renewal consulting firm, from 2001 to March 10, 2004; Vice President, Specialty Chemicals of PPG Industries, Inc., a coatings, glass and chemicals producer, from 1996 to 2001

Greg A. Tunney	44	President and Chief Operating Officer of R.G. Barry since February 7, 2006; President and Chief Operating Officer of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from 1998 to February 2005; Vice President and National Sales Manager of Brown Shoe Company, an operator of retail shoe stores, and a supplier and marketer of footwear for women, men, and children, from 1992 to 1998

Daniel D. Viren	59	Senior Vice President – Finance and Chief Financial Officer of R. G. Barry since June 2000 and Secretary of R.G. Barry since October 2000; Treasurer from October 2000 to December 2004, Senior Vice President – Administration from 1992 to July 1999, and a Director from 2001 to 2004, of R. G. Barry

Harry F. Miller	63	Vice President – Human Resources of R. G. Barry since 1993

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The information called for in Item 201 (a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information under the caption “MARKET AND DIVIDEND INFORMATION” contained in R. G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005.
     No disclosure is required under Item 701 of SEC Regulation S-K.
     Neither R. G. Barry nor any “affiliated purchaser,” as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry during the fiscal quarter ended December 31, 2005. R. G. Barry does not currently have in effect a publicly announced repurchase plan or program.
Item 6. Selected Financial Data.
     The information called for in this Item 6 is incorporated herein by reference to the information under the caption “FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA” contained in R. G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     The information called for by this Item 7 is incorporated herein by reference to the information under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” contained in R. G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk Sensitive Instruments – Interest Rates
     As of December 31, 2005, the Company has market risk exposure related to the impact of changes in short-term interest rates. The Company’s principal interest rate risk exposure results from the floating rate nature of the asset-based lending facility with The CIT Group/Commercial Services, Inc. If interest rates were to increase or decrease by one percentage point (100 basis points), the Company estimates that interest expense would increase or decrease by approximately $80,000 on an annualized basis. Currently, the Company does not hedge its exposure to floating interest rates.
Market Risk Sensitive Instruments — Foreign Currency
     The majority of the Company’s sales was conducted in North America and denominated in US Dollars during fiscal 2005. For any significant sales transactions denominated in other than US Dollars, the Company’s established policy guidelines allow it to hedge against any significant currency exposure on a short-term basis, using foreign exchange contracts as a means to protect the Company’s operating results from adverse currency fluctuations. At the end of fiscal 2005 and fiscal 2004, the Company did not have any such foreign exchange contracts outstanding.

     Most of the Company’s products are purchased from third-party contract manufacturers in China and the underlying purchase orders are transacted in US Dollars. The revaluation of the Chinese Renminbi, which occurred during fiscal 2005, did not have a significant impact on the results of the Company’s operations for fiscal 2005 or our financial condition at the end of fiscal 2005. However, should there be additional changes in the valuation of the Chinese Renminbi, the cost structure of the Company’s suppliers could change. A future revaluation of the Renminbi could potentially result in an increase in the costs of the Company’s products, depending upon the competitive environment and the availability of alternative suppliers.
Item 8. Financial Statements and Supplementary Data.
     The Consolidated Balance Sheets of R. G. Barry and its subsidiaries as of December 31, 2005 and January 1, 2005, the related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows for each of the fiscal years in the three-year period ended December 31, 2005, and the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm appearing in R. G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, are incorporated herein by reference. The information set forth under the caption “Quarterly Financial Data” in R. G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, is also incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
     With the participation of the Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer) of R. G. Barry Corporation, R. G. Barry’s management has evaluated the effectiveness of R. G. Barry’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, R. G. Barry’s Chief Executive Officer and R. G. Barry’s Senior Vice President-Finance, Chief Financial Officer, and Secretary have concluded that:
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
(3)	R. G. Barry’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to R. G. Barry and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of R. G. Barry, including this Annual Report on Form 10-K, are being prepared.

(b) Changes in Internal Control Over Financial Reporting.
     There were no changes in R. G. Barry’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry’s fiscal quarter ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, R. G. Barry’s internal control over financial reporting.
Item 9B. Other Information.
     On September 16, 2005, R.G. Barry executed Amendment No. 4 to the R.G. Barry Corporation Associates’ Retirement Plan for the purpose of amending the Associates’ Retirement Plan in order to comply with Section 401(a) (31) (B) of the Internal Revenue Code of 1986, as amended, and applicable regulations thereunder. A copy of Amendment No. 4 to the R.G. Barry Corporation Associates’ Retirement Plan is filed as Exhibit 10.5 to this Annual Report on Form 10-K.
     On November 10, 2005, R.G. Barry executed Amendment No. 4 to the R.G. Barry Corporation Supplemental Retirement Plan. Effective March 31, 2004 (the “Freeze Date”), the Supplemental Retirement Plan had been frozen. Pursuant to Amendment No. 4, the Supplemental Retirement Plan was unfrozen, effective as of January 1, 2005, with respect to two “Reactivated Participants” who had been participants in the Supplemental Retirement Plan prior to the Freeze Date and were designated by the Board of Directors of R.G. Barry. Effective as of January 1, 2005, pension benefit accruals resumed for the Reactivated Participants in accordance with the terms of Amendment No. 4, and the pension benefit calculations for these two individuals changed; however, no pension benefits accrued for these two individuals during the period beginning March 31, 2004 and ending December 31, 2004. The Board of Directors designated Harry F. Miller and Daniel D. Viren as Reactivated Participants for purposes of the Supplemental Retirement Plan.
     As a result of Amendment No. 4, from and after the Freeze Date, (a) no new individual may become a participant in the Supplemental Retirement Plan; (b) except with respect to the Reactivated Participants, no additional pension benefits will accrue and (c) benefits will begin to be distributed no earlier than the date a participant terminates employment with R.G. Barry and all affiliates of R.G. Barry. A copy of Amendment No. 4 to the R.G. Barry Corporation Supplemental Retirement Plan is filed as Exhibit 10.11 to this Annual Report of Form 10-K.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information required under Item 401 of SEC Regulation S-K to be disclosed in this Item 10 is, except as noted in the following sentence, incorporated herein by reference to R. G. Barry Corporation’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2006 (the “2006 Proxy Statement”), under the captions “ELECTION OF DIRECTORS,” and “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS – Employment Contracts and Termination of Employment Arrangements.” In addition, information concerning R. G. Barry’s executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item. Executive Officers of the Registrant.”
     The information required under Item 405 of SEC Regulation S-K to be disclosed in this Item 10 is incorporated herein by reference to R.G. Barry Corporation’s 2006 Proxy Statement under the caption “SHARE OWNERSHIP – Section 16 (a) Beneficial Ownership Reporting Compliance.”
     The Board of Directors of R. G. Barry Corporation has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of R. G. Barry and its subsidiaries, including

R. G. Barry’s Chief Executive Officer (the principal executive officer) and Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer and principal accounting officer). As required by the applicable rules of the SEC, R. G. Barry intends to disclose the following on the “Investor Information – Board of Directors” page of its website located at www.rgbarry.com within the required time period following their occurrence: (A) the date and nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to R. G. Barry’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to R. G. Barry’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K. In addition, R.G. Barry will disclose any waivers of the Code of Business Conduct and Ethics granted to a director or an executive officer of R.G. Barry in a current report on Form 8-K within four business days.
     R.G. Barry’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, and the Nominating & Governance Committee.
     The text of each of the Code of Business Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter and the Nominating & Governance Committee charter is posted on the “Investor Information – Board of Directors” page of R. G. Barry’s website located at www.rgbarry.com. Interested persons may also obtain a copy of the Code of Business Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter and the Nominating & Governance Committee charter without charge, by writing to R. G. Barry at its principal executive offices located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, Attention: Daniel D. Viren. In addition, a copy of R. G. Barry’s Code of Business Conduct and Ethics was filed as Exhibit 14 to R. G. Barry’s Current Report on Form 8-K filed with the SEC on December 5, 2005.
Item 11. Executive Compensation.
     The information called for in this Item 11 is incorporated herein by reference to R. G. Barry Corporation’s 2006 Proxy Statement, under the captions “SHARE OWNERSHIP,” “ELECTION OF DIRECTORS” and “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS.” Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to R. G. Barry Corporation’s 2006 Proxy Statement, under the captions “SHARE OWNERSHIP” and “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS.”
     The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to R. G. Barry Corporation’s 2006 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions.
     The information called for in this Item 13 is incorporated herein by reference to R. G. Barry Corporation’s 2006 Proxy Statement, under the captions “SHARE OWNERSHIP,” “ELECTION OF DIRECTORS” and “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS.”
Item 14. Principal Accountant Fees and Services.
     The information called for in this Item 14 is incorporated herein by reference to R. G. Barry Corporation’s 2006 Proxy Statement, under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval Policies and Procedures” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedule.
(a)(1)	Financial Statements.

For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see “Index to Financial Statements and Financial Statement Schedule” on page 24.

(a)(2)	Financial Statement Schedule.

For a list of all financial statement schedules included in this Annual Report on Form 10-K, see “Index to Financial Statements and Financial Statement Schedule” on page 24.

(a)(3)	Exhibits.

Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated into this Annual Report on Form 10-K by reference. For list of these exhibits, see “Index to Exhibits” beginning at page E-1.

(b)	Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated into this Annual Report on Form 10-K by reference. For a list of such exhibits, see “Index to Exhibits” beginning at page E-1.

(c)	Financial Statement Schedule

The financial statement schedule included with this Annual Report on Form 10-K are attached hereto. See “Index to Financial Statements and Financial Statement Schedule” on page 24.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R. G. BARRY CORPORATION
Dated: March 17, 2006	By:	/s/ Daniel D. Viren
Daniel D. Viren,
Senior Vice President-Finance, Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Capacity	Date
/s/ Thomas M. Von Lehman Thomas M. Von Lehman	Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2006

/s/ Daniel D. Viren Daniel D. Viren	Senior Vice President - Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 17, 2006

* Gordon Zacks	Non-Executive Chairman of the Board and Director	March 17, 2006

* Nicholas P. DiPaolo	Director	March 17, 2006

* David P. Lauer	Director	March 17, 2006

* Roger E. Lautzenhiser	Director	March 17, 2006

* David L. Nichols	Director	March 17, 2006

* Janice E. Page	Director	March 17, 2006

* Edward M. Stan	Director	March 17, 2006

* Harvey A. Weinberg	Director	March 17, 2006

*	By Daniel D. Viren pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

By:	/s/ Daniel D. Viren Daniel D. Viren

R. G. BARRY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2005
Index to Financial Statements and Financial Statement Schedule
The consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of December 31, 2005 and January 1, 2005 and the related consolidated statements of operations, of shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, together with the opinion thereon of KPMG LLP dated February 24, 2006, except for paragraph 7 of Note 7, which is as of March 8, 2006, of the accompanying 10-K annual report to shareholders, are incorporated by reference in this Form 10-K annual report. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2005 annual report to shareholders. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Additional Financial Data:
     Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
     Schedule of Valuation and Qualifying Accounts,
          fiscal years ended December 31, 2005, January 1, 2005,
          and January 3, 2004:

Report of Independent Registered Public
Accounting Firm on Financial Statement Schedule
The Board of Directors and Shareholders
R. G. Barry Corporation:
Under date of February 24, 2006, except as to paragraph number 7 of Note 7, which is as of March 8, 2006, we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the fiscal 2005 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
KPMG LLP
Columbus, Ohio
February 24, 2006

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
December 31, 2005

Column A	Column B	Column C		Column D		Column E
			Charge (credit)
		Charges to	to costs and
	Balance	costs and	expenses for
	at	expenses	prior year	Adjustments		Balance at
	beginning	for the	accrual	and		end of
Description	of year	current year	adjustments	Deductions		year
Reserves deducted from accounts receivable:

Allowance for doubtful receivables	$—	7,000	—	—	[1]	7,000

Allowance for returns	4,105,000	4,467,000	(457,000)	3,738,000	[2]	4,377,000

Allowance for promotions	7,990,000	10,943,000	(1,501,000)	7,814,000	[3]	9,618,000

	$12,095,000	15,417,000	(1,958,000)	11,552,000		14,002,000

Notes:
1. Write-off uncollectible accounts.
2. Represents 2005 sales returns reserved for in fiscal 2004.
3. Represents 2005 promotions expenditures committed to and reserved for in fiscal 2004.

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
January 1, 2005

Column A	Column B	Column C		Column D		Column E
			Charge (credit)
		Charges to	to costs and
		costs and	expenses for
	Balance at	expenses	prior year	Adjustments		Balance at
	beginning	for the	accrual	and		end of
Description	of year	current year	adjustments	Deductions		year
Reserves deducted from accounts receivable:

Allowance for doubtful receivables	$226,000	—	(209,000)	17,000	[1]	—

Allowance for returns	7,763,000	4,105,000	(118,000)	7,645,000	[2]	4,105,000

Allowance for promotions	10,505,000	10,889,000	(186,000)	13,218,000	[3]	7,990,000

	$18,494,000	14,994,000	(513,000)	20,880,000		12,095,000

Notes:
1. Write-off uncollectible accounts.
2. Represents 2004 sales returns reserved for in fiscal 2003.
3. Represents 2004 promotions expenditures committed to and reserved for in fiscal 2003.

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
January 3, 2004

Column A	Column B	Column C		Column D		Column E
			Charge (credit)
		Charges to	to costs and
		costs and	expenses for
	Balance at	expenses	prior year	Adjustments		Balance at
	beginning	for the	accrual	and		end of
Description	of year	current year	adjustments	Deductions		year
Reserves deducted from accounts receivable:

Allowance for doubtful receivables	$434,000	355,000	—	563,000	[1]	226,000

Allowance for returns	10,182,000	7,763,000	341,000	10,523,000	[2]	7,763,000

Allowance for promotions	9,648,000	11,536,000	(104,000)	10,575,000	[3]	10,505,000

	$20,264,000	19,654,000	237,000	21,661,000		18,494,000

Notes:
1. Write-off uncollectible accounts.
2. Represents 2003 sales returns reserved for in fiscal 2002.
3. Represents 2003 promotions expenditures committed to and reserved for in fiscal 2002.

R. G. BARRY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2005
INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Stock Purchase Agreement, dated July 22, 1999, between Mr. Thierry Civetta, Mr. Michel Fargeot, FCPR County Natwest Venture France, SCA Capital Prive-Investissements, Hoche Investissements, and SA Capital Prive, parties of the first part, and R. G. Barry Corporation (“Registrant”) and Escapade, S.A., parties of the second part	Incorporated herein by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999 (File No. 001-08769)

2.2	Asset Purchase Agreement, dated as of May 14, 2003, by and among Vesture Corporation (now known as RGB Technology, Inc.), Registrant and Vesture Acquisition Corp. (now known as Vesture Corporation)	Incorporated herein by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated and filed July 2, 2003 (File No. 001-08769)

2.3	First Amendment to Asset Purchase Agreement, dated December 29, 2003, by and among RGB Technology, Inc. (formerly known as Vesture Corporation), Registrant and Vesture Corporation (formerly known as Vesture Acquisition Corp.)	Incorporated herein by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 001-08769) (“Registrant’s January 2004 Form 10-K”)

3.1	Articles of Incorporation of Registrant (as filed with Ohio Secretary of State on March 26, 1984)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-12667) (“Registrant’s 1988 Form 10-K”)

3.2	Certificate of Amendment to the Articles of Incorporation of Registrant Authorizing the Series I Junior Participating Class B Preferred Shares (as filed with the Ohio Secretary of State on March 1, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.3	Certificate of Amendment to the Articles of Registrant (as filed with the Ohio Secretary of State on May 9, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

Exhibit No.	Description	Location

3.4	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 22, 1995)	Incorporated herein by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 001-08769) (“Registrant’s 1995 Form 10-K”)

3.5	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on September 1, 1995)	Incorporated herein by reference to Exhibit 3(c) to Registrant’s 1995 Form 10-K

3.6	Certificate of Amendment by Shareholders to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 30, 1997)	Incorporated herein by reference to Exhibit 4(h)(6) to Registrant’s Registration Statement on Form S-8, filed June 6, 1997 (Registration No. 333-28671)

3.7	Certificate of Amendment by Directors of Registrant to the Articles of Incorporation of Registrant Authorizing Series I Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on March 10, 1998)	Incorporated herein by reference to Exhibit 3(a)(7) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 001-08769) (“Registrant’s 1997 Form 10-K”)

3.8	Articles of Incorporation of Registrant (reflecting all amendments) [for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3(a)(8) to Registrant’s 1997 Form 10-K

3.9	Code of Regulations of Registrant	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (File No. 001-08769) (“Registrant’s July 3, 2004 Form 10-Q”)

4.1	Rights Agreement, dated as of February 19, 1998, between Registrant and The Bank of New York, as Rights Agent	Incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K, dated March 13, 1998 and filed March 16, 1998 (File No. 001-08769)

4.2	Loan Agreement, dated as of January 21, 2000, among Banque Tarneaud, S.A., Banque Nationale de Paris, and Escapade, S.A.	Incorporated herein by reference to Exhibit 4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 001-08769)

Exhibit No.	Description	Location

9.1	Zacks-Streim Voting Trust and amendments thereto	Incorporated herein by reference to Exhibit 9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (File No. 001-08769)

9.2	Documentation related to extension of term of the Voting Trust Agreement for the Zacks-Streim Voting Trust	Incorporated herein by reference to Exhibit 9(b) to Registrant’s 1995 Form 10-K

*10.1	R. G. Barry Corporation Associates’ Retirement Plan (As Amended and Restated Effective January 1, 1997)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-08769) (“Registrant’s 2001 Form 10-K”)

*10.2	Amendment No. 1 to the R. G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 001-08769) (“Registrant’s 2002 Form 10-K”)

*10.3	Amendment No. 2 to the R. G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001) for the Economic Growth and Tax Relief Reconciliation Act of 2001	Incorporated herein by reference to Exhibit 10.3 to Registrant’s 2002 Form 10-K

*10.4	Amendment No. 3 to the R. G. Barry Corporation Associates’ Retirement Plan (effective as of March 31, 2004 and executed on February 20, 2004)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 2004 Form 10-K

*10.5	Amendment No. 4 to the R.G. Barry Corporation Associates’ Retirement Plan (executed on September 16, 2005)	Filed herewith

*10.6	R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 001-08769) (“Registrant’s January 2000 Form 10-K”)

*10.7	R. G. Barry Corporation Supplemental Benefit Plans Trust (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 3, 2004 Form 10-Q

Exhibit No.	Description	Location

*10.8	Amendment No. 1 to the R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of May 12, 1998, executed May 15, 1998)	Incorporated here in by reference to Exhibit 10.3 to Registrant’s January 2000 Form 10-K

*10.9	Amendment No. 2 to the R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of January 1, 2000, executed March 28, 2000)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 2000 Form 10-K

*10.10	Amendment No. 3 to the R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of March 31, 2004, executed February 20, 2004)	Incorporated herein by reference to Exhibit 10.8 to Registrant’s January 2004 Form 10-K

*10.11	Amendment No. 4 to the R.G. Barry Corporation Supplemental Retirement Plan (effective January 1, 2005, executed November 10, 2005)	Filed herewith

*10.12	Employment Agreement, dated July 1, 2001, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.5 to Registrant’s 2001 Form 10-K

*10.13	Confidential Separation Agreement, dated March 10, 2004, by and between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed March 11, 2004 (File No. 001-08769) (“Registrant’s March 11, 2004 Form 8-K”)

*10.14	Agreement, dated September 27, 1989, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 28.1 to Registrant’s Current Report on Form 8-K dated October 11, 1989, filed October 12, 1989 (File No. 0-12667)

*10.15	Amendment No. 1, dated as of October 12, 1994, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 5 to Amendment No. 14 to Schedule 13D, dated January 27, 1995, filed by Gordon Zacks on February 13, 1995

*10.16	Amended Split-Dollar Insurance Agreement, dated March 23, 1995, between Registrant and Gordon B. Zacks	Incorporated herein by reference to Exhibit 10(h) to Registrant’s 1995 Form 10-K

Exhibit No.	Description	Location

*10.17	R. G. Barry Corporation 1988 Stock Option Plan (reflects amendments through May 11, 1993)	Incorporated herein by reference to Exhibit 4(r) to Registrant’s Registration Statement on Form S-8, filed August 18, 1993 (Registration No. 33-67594)

*10.18	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R. G. Barry Corporation 1988 Stock Option Plan	Incorporated herein by reference to Exhibit 10(k) to Registrant’s 1995 Form 10-K

*10.19	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R. G. Barry Corporation 1988 Stock Option Plan	Incorporated herein by reference to Exhibit 10(1) to Registrant’s 1995 Form 10-K

*10.20	R. G. Barry Corporation Employee Stock Purchase Plan (reflects amendments and revisions for share splits and share dividends through May 8, 2003)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 001-08769)

*10.21	R. G. Barry Corporation 1994 Stock Option Plan (reflects stock splits through June 22, 1994)	Incorporated herein by reference to Exhibit 4(q) to Registrant’s Registration Statement on Form S-8, filed August 24, 1994 (Registration No. 33-83252)

*10.22	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R. G. Barry Corporation 1994 Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 001-08769) (“Registrant’s December 2000 Form 10-K”)

*10.23	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R. G. Barry Corporation 1994 Stock Option Plan	Incorporated herein by reference to Exhibit 10.17 to Registrant’s December 2000 Form 10-K

*10.24	R. G. Barry Corporation Deferred Compensation Plan As Amended and Restated (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10(v) to Registrant’s 1995 Form 10-K

*10.25	Amendment No. 1 to the R. G. Barry Corporation Deferred Compensation Plan (executed March 1, 1997, effective as of March 1, 1997)	Incorporated herein by reference to Exhibit 10.23 to Registrant’s January 2000 Form 10-K

Exhibit No.	Description	Location

*10.26	Amendment No. 2 to the R. G. Barry Corporation Deferred Compensation Plan (executed March 28, 2000, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.21 to Registrant’s 2001 Form 10-K

*10.27	Amendment No. 3 to the R. G. Barry Corporation Deferred Compensation Plan (executed October 31, 2001, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.24 to Registrant’s 2002 Form 10-K

*10.28	Amendment No. 4 to the R. G. Barry Corporation Deferred Compensation Plan (executed February 20, 2004, effective as of February 21, 2004)	Incorporated herein by reference to Exhibit 10.29 to Registrant’s January 2004 Form 10-K

*10.29	R. G. Barry Corporation Stock Option Plan for Non-Employee Directors (reflects share splits and amendments through February 19, 1998)	Incorporated herein by reference to Exhibit 10(x) to Registrant’s 1997 Form 10-K

*10.30	R. G. Barry Corporation 1997 Incentive Stock Plan (reflects amendments through May 13, 1999)	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 18, 1999 (Registration No. 333-81105)

*10.31	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R. G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.24 to Registrant’s December 2000 Form 10-K

*10.32	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R. G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.25 to Registrant’s December 2000 Form 10-K

*10.33	R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 14, 2002 (Registration No. 333-90544)

*10.34	Form of Stock Option Agreement used in connection with grant of incentive stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.30 of Registrant’s 2002 Form 10-K

*10.35	Form of Stock Option Agreement used in connection with grant of non-qualified stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.31 of Registrant’s 2002 Form 10-K

Exhibit No.	Description	Location

*10.36	Executive Employment Agreement, effective as of June 5, 2000, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.29 to Registrant’s December 2000 Form 10-K

*10.37	First Amendment to Executive Employment Agreement, effective as of June 5, 2003, between Registrant and Daniel D. Viren	Incorporated hereby by reference to Exhibit 10.40 of Registrant’s January 2004 Form 10-K

*10.38	Second Amendment to Executive Employment Agreement, effective May 16, 2005, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 001-08769) (“Registrant’s April 2, 2005 Form 10-Q”)

*10.39	Executive Employment Agreement, effective as of January 5, 2004, between Registrant and Harry Miller	Incorporated hereby by reference to Exhibit 10.41 to Registrant’s January 2004 Form 10-K

*10.40	Agreement, dated February 7, 1952, as amended by Agreement of Amendment dated September 18, 1961, a Second Amendment to Agreement dated April 15, 1968 and a Third Amendment dated October 31, 2000, between Registrant and Florence Zacks Melton	Incorporated herein by reference to Exhibit 10.33 to Registrant’s December 2000 Form 10-K

*10.41	Agreement, made to be effective August 11, 2005, between Registrant and Florence Zacks Melton	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (File No. 001-08769) (“Registrant’s July 2, 2005 Form 10-Q”)

10.42	Agreement, dated July 11, 2001, between Registrant and S. Goldberg & Co., Inc.	Incorporated herein by reference to Exhibit 10(b) to Registrant’s Current Report on Form 8-K, dated January 7, 2002 and filed January 8, 2002 (File No. 001-08769)

10.43	License Agreement, effective as of January 7, 2003, among Registrant, R. G. Barry International, Inc., Barry (G.B.R. Limited) and GBR Limited	Incorporated herein by reference to Exhibit 10.46 to Registrant’s 2002 Form 10-K

*10.44	Executive Employment Contract, dated February 24, 2005, between Registrant and Thomas M. Von Lehman	Incorporated herein by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K, dated February 28, 2005 and filed March 1, 2005 (File No. 001-08769)

Exhibit No.	Description	Location

*10.45	Stock Option Agreement, dated March 10, 2004, between Registrant and Thomas M. Von Lehman	Incorporated herein by reference to Exhibit 10.49 to Registrant’s January 2004 Form 10-K

*10.46	Form of Stock Option Agreement between Registrant and Thomas M. Von Lehman for options granted under R. G. Barry Corporation 2002 Stock Incentive Plan and pursuant to Executive Employment Contract, dated March 10, 2004, between Registrant and Thomas M. Von Lehman	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated and filed September 14, 2004 (File No. 001-08769)

10.47	Factoring Agreement, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed April 1, 2004 (File No. 001-08769)(“Registrant ’s April 1, 2004 Form 8-K”)

10.48	Letter of Credit Agreement, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.2 to Registrant’s April 1, 2004 Form 8-K

10.49	Grant of Security Interest in Patents, Trademarks and Licenses, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.3 to Registrant’s April 1, 2004 Form 8-K

10.50	Equipment Security Agreement, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.4 to Registrant’s April 1, 2004 Form 8-K

10.51	Inventory Security Agreement, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.5 to Registrant’s April 1, 2004 Form 8-K

10.52	Financing Agreement, dated March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 001-08769) (“Registrant’s January 2005 Form 10-K”)

10.53	Amendment to Factoring Agreement, dated as of March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.55 to Registrant’s January 2005 Form 10-K

Exhibit No.	Description	Location

10.54	Amended and Restated Pledge Agreement, dated March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.56 to Registrant’s January 2005 Form 10-K

10.55	Reaffirmation of Copyright Security Agreement, dated March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.57 to Registrant’s January 2005 Form 10-K

10.56	Reaffirmation of Grant of Security Interest in Patents, Trademarks and Licenses, dated March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.58 to Registrant’s January 2005 Form 10-K

*10.57	Summary of Compensation for Directors of R. G. Barry Corporation	Incorporated herein by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K, dated August 4, 2005 and filed August 5, 2005 (File No. 001-08769)

*10.58	2005 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 25, 2005 and filed April 26, 2005 (File No. 001-08769)

*10.59	Form of Change in Control Agreement entered into effective as of May 16, 2005 by Registrant with each of the following non-executive officers: Glenn Evans – Senior Vice President, Creative Services and Sourcing; Pam Gentile – Senior Vice President, National Accounts; José G. Ibarra – Vice President – Treasurer; and Matt Sullivan – Senior Vice President, Integrated Supply Chain	Incorporated herein by reference to Exhibit 10.1 to Registrant’s April 2, 2005 Form 10-Q

*10.60	R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K, dated May 24, 2005 and filed May 25, 2005 (File No. 001-08769)

*10.61	Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 2, 2005 Form 10-Q

Exhibit No.	Description	Location

*10.62	Executive Employment Agreement, dated as of February 7, 2006, between Registrant and Greg A. Tunney	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 9, 2006 and filed February 10, 2006 (File No. 001-08769) (“Registrant’s February 9, 2006 Form 8-K”)

*10.63	Nonqualified Stock Option Award Agreement for options granted to Greg A. Tunney under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Registrant’s February 9, 2006 Form 8-K

13.1	Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (Not deemed filed except for the portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)	Filed herewith

14.1	R. G. Barry Corporation Code of Business Conduct and Ethics	Incorporated herein by reference to Exhibit 14 to Registrant’s Current Report on Form 8-K, dated December 2, 2005 and filed December 5, 2005 (File No. 001-08769)

20.1	Portions of the Proxy Statement for Registrant’s 2006 Annual Meeting of Shareholders	Incorporated herein by reference to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed by Registrant no later than 120 days after the end of Registrant’s fiscal year ended December 31, 2005 (File No. 001-08769)

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney Executed by Directors and Executive Officers of Registrant	Filed herewith

31.1	Rule 13a — 14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a — 14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

Exhibit No.	Description	Location

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Management contract or compensatory plan or arrangement.