Form 10-Q
period 2006-04-01
BARRY R G CORP /OH/
filed 2006-05-11
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1 Par Value, Outstanding as of May 5, 2006 – 9,839,102
Index to Exhibits at page 29

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 1, 2006	December 31, 2005
	(unaudited)
	(in thousands)
ASSETS:
Cash	$989	$3,529
Accounts receivable (less allowances of $6,203 and $14,002, respectively)	9,383	12,020
Assets held for disposal	93	75
Inventory	21,797	19,081
Prepaid expenses	1,140	1,361

Total current assets	33,402	36,066

Property, plant and equipment, at cost	11,122	11,017
Less accumulated depreciation and amortization	8,798	8,646

Net property, plant and equipment	2,324	2,371

Other assets	3,323	3,394

Total Assets	$39,049	$41,831

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Short-term notes payable	2,515	2,537
Current installments of long-term debt	453	446
Accounts payable	4,632	4,996
Accrued expenses	5,518	7,369

Total current liabilities	13,118	15,348

Accrued retirement costs and other	14,488	14,841

Long-term debt, excluding current installments	451	533

Total liabilities	28,057	30,722

Shareholders’ equity:
Preferred shares, $1 par value per share Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share Authorized 22,500 shares; issued and outstanding 9,930 and 9,920 shares, respectively (excluding treasury shares of 969 and 910, respectively)	9,968	9,920
Additional capital in excess of par value	12,958	13,041
Accumulated other comprehensive loss	(6,162)	(6,191)
Retained deficit	(5,772)	(5,661)

Total shareholders’ equity	10,992	11,109

Total Liabilities and Shareholders’ Equity	$39,049	$41,831

See accompanying notes to consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
	(unaudited)
	(in thousands, except per share amounts)
Net sales	$17,160	$16,990
Cost of sales	10,405	10,162

Gross profit	6,755	6,828
Selling, general and administrative expense	6,855	7,400

Restructuring and asset impairment charges	41	241

Operating loss	(141)	(813)

Other income	124	45

Interest expense	(101)	(85)
Interest income	34	0

Loss from operations, before income tax	(84)	(853)
Income tax expense	27	48

Net loss	$(111)	$(901)

Net loss per common share
Basic	$(0.01)	$(0.09)

Diluted	$(0.01)	$(0.09)

Average number of common shares outstanding
Basic	9,930	9,837

Diluted	9,930	9,837

See accompanying notes to consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
	(unaudited)
	(in thousands)
Operating activities:
Net loss	$(111)	$(901)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	116	171
Stock compensation	72	3
Changes in:
Accounts receivable, net	2,660	382
Inventory	(2,683)	(1,137)
Prepaid expenses and other	276	464
Accounts payable	(376)	245
Accrued expenses	(1,996)	(1,369)
Accrued retirement costs and other, net	(353)	(343)

Net cash used in operating activities	(2,395)	(2,485)

Investing activities:
Purchases of property, plant and equipment	(66)	(67)

Financing activities:
Proceeds from short-term notes, net	—	3,305
Repayments of short-term bank notes	(112)	(412)
Proceeds from common shares issued	33	—

Net cash (used in) provided by financing activities	(79)	2,893

Effect of exchange rates on cash	—	11

Net (decrease) increase in cash	(2,540)	352
Cash at the beginning of the period	3,529	958

Cash at the end of the period	$989	$1,310

Supplemental cash flow disclosures:
Interest paid	$83	$66

Income taxes paid, net	$170	$—

See accompanying notes to consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005
(in thousands, except per share data, unaudited)
1.	Basis of Presentation:
The accompanying unaudited consolidated financial statements include the accounts of R.G. Barry Corporation (“R.G. Barry”) and its subsidiaries (collectively, the ”Company”) and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results at the dates and for the interim periods presented have been included. Operating results for the thirteen-week period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006 (“fiscal 2006”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report to Shareholders of R.G. Barry for the fiscal year ended December 31, 2005 (“fiscal 2005”), which are incorporated by reference into “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
The fiscal year of the Company is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest December 31st. Fiscal 2006 and fiscal 2005 are both fifty-two week years.
2.	Stock-Based Compensation:
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment,” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in the results of operations. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25) in accounting for employee stock options.
The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in the Company’s results of operations in the periods after the date of the adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as disclosed in our previous filings.
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $72 of stock compensation expense for the thirteen-week period ended April 1, 2006. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The per share, weighted-average fair value of the options granted during the thirteen-week period ended April 1, 2006 was $3.66 using the following assumptions:

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005 — continued
(in thousands, except per share data, unaudited)

Thirteen weeks ended
April 1, 2006
Expected dividend yield	0%
Expected volatility	60%
Average risk-free interest rate	4.52%
Expected life (in years) – nonqualified grants	5
The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common shares over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the five-year U.S. Treasury Bill rate in effect on the date of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by the employees of the Company and non-employee directors of R.G. Barry.
Based on the Company’s future expected option pre-vesting cancellations, the Company has assumed an annualized forfeiture of 0% for the options granted. The Company reviewed its historical experience with respect to its forfeitures of options and concluded that the rate of forfeitures based on historical data was not representative of the Company’s current and future operating environment. As previously disclosed, the Company recently underwent a significant change in its operating model as reported in detail in Note 15 – Restructuring and Asset Impairment Charges of the Notes to Consolidated Financial Statements included in R.G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 and incorporated by reference into “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all stock options under the fair value method of SFAS 123. Had the Company elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by SFAS 123, the Company’s net loss for the thirteen-week period ended April 2, 2005 would approximate the pro forma amounts indicated below:

April 2, 2005
Net loss:
As reported	$(901)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(83)

Pro forma	$(984)

Net loss per share:
Basic – as reported	$(0.09)
Basic – pro forma	$(0.10)

Diluted – as reported	$(0.09)
Diluted – pro forma	$(0.10)

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005 — continued
(in thousands, except per share data, unaudited)
Using the Black-Scholes valuation model for estimating the fair value of stock options granted during the thirteen-week period ended April 2, 2005, the per-share, weighted-average fair value of the stock options granted was $1.90 on the date of the grant. The assumptions used in estimating the fair value of the options granted during the period were:

April 2, 2005
Expected dividend yield	0%
Expected volatility	60%
Risk-free interest rate	3.75%
Expected life-ISO grants	5 years
Expected life-nonqualified grants	3 – 5 years
The amortization of stock compensation was recognized under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of options granted but not yet vested as of April 1, 2006 was approximately $595, which is expected to be recognized over the weighted average period of approximately 2 years.
During fiscal 2005, R.G. Barry’s shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan is R.G. Barry’s only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry other than the employee stock purchase plan in which employees of the Company may participate. There are currently approximately 160 employees of the Company and eight non-employee directors of R.G. Barry who are eligible to participate in the 2005 Plan. The 2005 Plan provides for the grant of incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options (“NQs”), stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units and cash awards, each as defined in the 2005 Plan. Grants of restricted stock, restricted stock units, stock units and cash awards may, as determined by the Compensation Committee (“the Committee”) of the R.G. Barry Board of Directors, also be performance-based awards, as defined in the 2005 Plan.
Prior to the approval of the 2005 Plan, R.G. Barry had various equity-based compensation plans, under which ISOs and NQs were granted. All grant awards are currently exercisable for periods of up to 10 years from date of grant at prices not less than fair market value at date of grant. Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted is as follows:

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005 – continued
(in thousands, except per share data, unaudited)

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price
Outstanding at January 3, 2004	904,300	444,900	$5.91

Granted	75,000	150,000	2.52
Exercised	(800)	—	3.01
Expired/Cancelled	(266,200)	(142,600)	6.50

Outstanding at January 1, 2005	712,300	452,300	$5.05

Granted	140,000	180,000	3.84
Exercised	(69,000)	(14,600)	3.46
Expired/Cancelled	(143,900)	(49,300)	4.39

Outstanding at December 31, 2005	639,400	568,400	$4.94

Granted	0	100,000	6.58
Exercised	(7,800)	(100,000)	2.36
Expired/Cancelled	(8,800)	—	6.64

Outstanding at April 1, 2006	622,800	568,400	$5.30

Options exercisable at April 1, 2006	466,600	415,100

The intrinsic value of the stock options exercisable and outstanding at the end of the thirteen-week periods ended April 1, 2006 and April 2, 2005 was $1,604 and $628 respectively.
On March 10, 2004, R.G. Barry’s Chief Executive Officer (“R.G. Barry’s CEO”) was granted options covering an aggregate 100,000 common shares at an option price of $2.20 per share. These options were NQs, had a two-year term, and became fully vested on September 9, 2004. On March 7, 2006, R.G. Barry’s CEO exercised these options. As permitted by the terms of the underlying option agreements, R.G. Barry’s CEO paid the option price for the common shares by tendering to R.G. Barry an aggregate of 36,184 common shares of R.G. Barry he already owned, which common shares were valued at $6.08 per share, the closing price of R.G. Barry common shares as quoted in the American Stock Exchange on the exercise date. In addition and as permitted by the underlying option agreements, R.G. Barry’s CEO opted to fund payment of the related federal, state and local income taxes that resulted from the gain on his option exercise with common shares that otherwise he would have been entitled to from the exercise of the options. R.G. Barry withheld 22,974 from the 100,000 common shares otherwise issuable upon exercise to fund payment of federal, state and local income on behalf of R.G. Barry’s CEO. As a result of the exercise of these options, during the first quarter of fiscal 2006, the Company recorded the sum of 36,184 common shares and 22,974 common shares, or 59,158 common shares, as part of treasury stock and reported approximately $359 as the value of these common shares, priced at $6.08 per share, as a non-cash transaction in the thirteen-week period ended April 1, 2006.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005 – continued
(in thousands, except per share data, unaudited)
3.	Income Taxes:
Income tax expense for the thirteen-week periods ended April 1, 2006 and April 2, 2005 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to pre tax loss as a result of the following:

	2006	2005
Computed “expected” tax benefit	$29	$290
State income taxes benefit, net of federal income taxes	5	30
Valuation allowance	(61)	(368)

Total expense	$27	$48

The income expense as reported for the periods above, net of the valuation allowance, reflect the tax expense associated with R.G. Barry’s Fargeot subsidiary. Fargeot reported pretax earnings of $82 and $141, for the thirteen-week periods ended April 1, 2006 and April 2, 2005, respectively.
In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, at the end of fiscal 2005, the Company recorded $18,400 as a charge to earnings to establish a valuation allowance for its deferred tax assets, including amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until it becomes more likely than not that those deferred tax asset items will become realizable deductions in future years. The Company expects to have no reported U.S. federal income tax expense or benefit, except for recognizing income tax expense with respect to the alternative minimum corporate income tax rules. Payments made under these rules are recoverable against regular corporate income tax owed in future years, once the Company has fully utilized its net operating loss carryforward deductions and resumes paying income tax. The alternative minimum corporate income tax incurred in fiscal 2006 will be included as part of the Company’s deferred tax assets with a corresponding charge to earnings to increase the related tax valuation reserve against those deferred tax assets.
On June 8, 2004, R.G. Barry received a “30-day letter” from the Internal Revenue Service (“IRS”) proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4,000 plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, R.G. Barry submitted to the IRS a letter protesting the proposed adjustments, reiterating its position. In March 2005, the IRS requested and R.G. Barry consented to an extension of the statute of limitations to December 31, 2006.
On September 21, 2005, representatives from R.G. Barry met with the IRS Appeals Officer (“IRS Officer”); and after reviewing the facts and arguments of this case, the IRS Officer requested additional information to support R.G. Barry’s position. In December 2005, additional information was provided to the IRS Officer.
On March 8, 2006, R.G. Barry was notified of a letter from the IRS in which the IRS Officer requested additional information and evidence to support the timing of the deductions taken by R.G. Barry during the period noted above. No other correspondence has been received from the IRS since then. R.G. Barry’s management intends to meet with the IRS Officer to provide and discuss the requested information. As previously reported, R.G. Barry plans to vigorously contest the proposed adjustments. In the opinion of

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005 – continued
(in thousands, except per share data, unaudited)
management, the resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.
4.	Net Loss Per Common Share:
Basic net loss per common share has been computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share is based on the weighted average number of common shares outstanding during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options. Diluted net loss per common share for the thirteen-week periods ended April 1, 2006 and April 2, 2005 does not include the effect of potential common shares due to the anti-dilutive nature of these instruments, since net losses were incurred during the periods noted.
The following table presents a reconciliation of the numerator and denominators of basic and diluted earnings per share:

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Numerator:
Net loss	$(111)	$(901)

Denominator:
Weighted average common shares outstanding	9,930	9,837
Effect of potentially dilutive securities:
employee stock options and other	—	—

Weighted average common shares outstanding, assuming dilution	9,930	9,837

Basic and diluted net loss per common share	$(0.01)	$(0.09)
The Company excluded approximately 1,192 and 1,422 options to purchase common shares from the calculation of diluted earnings per share for the first quarter of fiscal 2006 and the first quarter of fiscal 2005, respectively, because of the Company’s net losses incurred in each period.
5.	Inventories:
Inventory by category for the Company consists of the following:

	April 1, 2006	December 31, 2005
Raw materials	$729	$700
Work in process	150	145
Finished goods	20,918	18,236

Total inventory	$21,797	$19,081

Inventory is presented net of raw materials write-downs of $85 as of April 1, 2006 and $71 as of December 31, 2005, respectively, and finished goods write-downs of $129 as of April 1, 2006 and $1,358

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005 – continued
(in thousands, except per share data, unaudited)
as of December 31, 2005, respectively. Write-downs, recognized as a part of cost of sales, were $49 and $92 for the thirteen-week periods ended April 1, 2006 and April 2, 2005, respectively.
6.	Restructuring and Asset Impairment Charges:
During fiscal 2005 and through the thirteen-week period ended April 1, 2006, the Company did not engage in any new restructuring activities. During the thirteen-week period ended April 1, 2006, as shown below, and consistent with prior reporting periods, the Company recorded restructuring charges as part of its operating expenses. These charges and adjustments to estimates for the thirteen-week period ended April 2, 2006 mainly represent continuing occupancy costs on the Company’s leased facilities which were related to the prior year’s restructuring plan as described in Note 15 – Restructuring and Asset Impairment Charges of the Notes to Consolidated Financial Statements included in the R.G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, and incorporated by reference into “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

				Non-Cash
	As of			Adjustments	As of
	Dec. 31,	Charges	Estimate	or Payments	April 1,
	2005	in 2006	Adjustments	Made in 2006	2006
Employee separations	$47	$—	$—	$18	$29
Other exit costs	—	44	(21)	23	—
Noncancelable lease costs	1,336	18	—	216	1,138

Total restructuring costs	$1,383	$62	$(21)	$257	$1,167

The Company recorded restructuring and asset impairment charges of $241 during the first quarter of 2005, related to the major initiatives undertaken during fiscal 2004 to implement a new operating model, as previously disclosed.
7.	Segment Information:
The Company primarily markets comfort footwear for at- and around-the-home. The Company considers “Barry Comfort” at- and around-the-home comfort footwear groups in North America and in Europe as its two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items reported within administrative functions from these management reports have not been allocated between the operating segments.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005 – continued
(in thousands, except per share data, unaudited)

	Barry Comfort
Thirteen weeks ended	North
April 1, 2006	America	Europe	Total
Net sales	$14,490	$2,670	$17,160
Gross profit	6,480	275	6,755
Depreciation and amortization	104	12	116
Restructuring and asset impairment charges	41	—
Interest expense	92	9	101
Interest income	34	—	34
Pre tax earnings (loss)	(166)	82	(84)
Purchases of property, plant and equipment	26	40	66
Total assets devoted	$35,281	$3,768	$39,049

	Barry Comfort
Thirteen weeks ended	North
April 2, 2005	America	Europe	Total
Net sales	$13,885	$3,105	$16,990
Gross profit	6,385	443	6,828
Depreciation and amortization	151	20	171
Restructuring and asset impairment charges	241	—	241
Interest expense	70	15	85
Pre tax earnings (loss)	(994)	141	(853)
Purchases of property, plant and equipment	29	38	67
Total assets devoted	$34,983	$4,442	$39,425

8.	Employee Retirement Plans:
The Company uses a measurement date of September 30 in making the annually required pension computations. The Company is to make total payments of $2,637 into its funded, qualified associate retirement plan and meet its current year payment obligation on its unfunded, nonqualified supplemental retirement plans by the end of fiscal 2006. Through the first thirteen-week period of fiscal 2006, actual payments of approximately $174 were made into the funded, qualified associate retirement plan and $157 under its unfunded, nonqualified supplemental retirement plans.
The components of net periodic benefit cost for the retirement plans at the end of each of the quarterly periods noted below consists of the following:

	April 1, 2006	April 2, 2005
Service cost	$17	$—
Interest cost	538	549
Expected return on plan assets	(474)	(462)
Net amortization	133	65

Total pension expense	$214	$152

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005 – continued
(in thousands, except per share data, unaudited)
9.	Comprehensive Loss:
Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, foreign currency translation adjustments, and pension liability adjustments, as follows:

	Thirteen weeks ended
	April 1, 2006	April 2, 2005
Net loss	$(111)	$(901)
Foreign currency translation adjustments	29	(77)

Total comprehensive loss	$(82)	$(978)

The components of accumulated other comprehensive income adjustments for the thirteen-week periods ended April 1, 2006 and the fiscal year ended December 31, 2005 are as follows:

	2006	2005
Accumulated foreign currency translation adjustments	$166	$137
Minimum pension liability, net of taxes	(6,328)	(6,328)

Accumulated other comprehensive loss	$(6,162)	$(6,191)

10.	Related party transactions:
R.G. Barry and its non-executive chairman (“chairman”) previously entered into an agreement pursuant to which R.G. Barry is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of R.G. Barry’s common shares, at their fair market value. To fund its potential obligation to purchase such common shares, R.G. Barry purchased a $5,000 life insurance policy on the chairman; in addition, R.G. Barry maintains another policy insuring the life of the chairman. The cumulative cash surrender value of the policies approximates $2,600, which is included in other assets in the accompanying consolidated balance sheets. Effective March 2004 and continuing through April 1, 2006, R.G. Barry has borrowed against the cash surrender value of these policies.
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
R.G. Barry and the mother of the chairman had been parties to a royalty agreement (the “Original Agreement”) pursuant to which she granted to R.G. Barry the exclusive right to manufacture and sell various slipper styles and other product designs created and owned by her, including future styles and designs. Under the Original Agreement, R.G. Barry agreed to pay a royalty to her of 1% of the net sales of products utilizing her designs. On August 11, 2005 (the “Effective Date”), R.G. Barry and the mother of the chairman terminated the Original Agreement and entered into a new agreement (the “New Agreement”) whereby the mother of the chairman transferred all of her product designs and patent rights to R.G. Barry as of the Effective Date; provided a covenant not to compete during the period payments are owed to her under the New Agreement and for one year thereafter; and released all unpaid claims that would have accrued under the Original Agreement and through the Effective Date for the sum of $600. This amount will be paid in 24 quarterly payments of $25 each beginning on the Effective Date and continuing on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, R.G. Barry computed the net present value of this

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the periods ended April 1, 2006 and April 2, 2005 – continued
(in thousands, except per share data, unaudited)
obligation to be approximately $495, discounted at 7%, and charged that amount to earnings. As of April 1, 2006, the Company reported $71 of the outstanding net present value amount as current installments of long-term debt and the remaining $370 as long-term debt.
11.	Contingent Liabilities:
R. G. Barry is currently a party to litigation pending in the United States District Court for the Western District of Texas. The suit arises out R. G. Barry’s guarantee of a long-term lease entered into by a Mexican subsidiary. The leased space was previously used as a distribution facility until R. G. Barry ended its Mexican operations in the fall of 2004. In the fall of 2005, R. G. Barry, in order to prompt the landlord to engage in serious negotiations to terminate the lease, chose not to make payments required under the lease and the guarantee agreement, giving rise to an event of default. On November 10, 2005, the landlord under the lease sued R. G. Barry in United States District Court in Texas alleging breach of the guarantee agreement. The relief sought by the landlord is the acceleration of all of the rent payable over the remaining term, approximately six years, of the lease, which is approximately $5,800. R. G. Barry has cured all defaults under the lease and is current on all required payments under the terms of the lease. Although R. G. Barry does not dispute the fact that a breach of the guarantee agreement occurred, it intends to vigorously dispute the remedy sought and the amount of damages claimed in the suit.
In addition, the Company has been named as defendant in various lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.

R. G. BARRY CORPORATION AND SUBSIDIARIES
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosure in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or similar words. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of R.G. Barry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as any other cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described (a) in “Item 1A. Risk Factors” of Part II, and elsewhere in this Quarterly Report on Form 10-Q or (b) in “Item 1A. Risk Factors” of Part I of R.G. Barry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 occur, they could have a material adverse effect on our business, operating results and financial condition.
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand our Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with our Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Use of Significant Estimates
The preparation of financial statements in accordance with U.S. GAAP requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. We make these estimates after gathering as much information from as many resources, both internal and external, as are available to us at the time. After reasonably assessing the conditions that exist at the time, we make these estimates and prepare our consolidated financial statements accordingly. These estimates are made in a consistent manner from period to period, based upon historical trends and conditions and after review and analysis of current events and circumstances. We believe these estimates reasonably reflect the current assessment of the financial impact of events that may not become known with certainty until some time in the future.
A summary of the critical accounting policies requiring management estimates follows:
(a)	We recognize revenue when goods are shipped from our warehouses and other third-party distribution locations, at which point our customers take ownership and assume risk of loss; collection of the related receivable is probable; persuasive evidence of a sale arrangement exists; and the sales price is fixed and determinable. In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, and recognize as well a corresponding reduction in our reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; acceptance of the styling of our product by consumers;

overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors.
Allowances established for returns were approximately $2.0 million, $3.1 million, and $4.4 million at the end of the first quarter 2006, at the end of first quarter 2005, and at the end of fiscal 2005, respectively. The quarter-on-quarter decrease of $1.1 million of return allowances reflects primarily the timing of receipt and processing of returns under privileges granted to a specific customer during fiscal 2005. This return privilege was accrued for at the end of fiscal 2005. We did not have a similar returns transaction occurring during the first quarter of fiscal 2005. Our overall returns approach continues to be consistent with our current business model, which is based on a more customer-specific sell-in approach and based on a close collaboration with our retailing partners to promote our products in-season, thus trying to reduce returns. During the first quarter of fiscal 2006 and the first quarter of fiscal 2005, we recorded $302 thousand and $150 thousand, respectively, as the sales value of merchandise returned by our customers, and $4.0 million for fiscal 2005. The quarterly increase in the sales value of merchandise returned is due primarily to returns associated with spring 2006 merchandise, granted to and expected from one of our key department store customers.

Furthermore, allowances for promotions and other sales incentives established at the end of the first quarter 2006 and the first quarter 2005 were approximately $4.2 million and $6.0 million, respectively, and $9.6 million at the end of fiscal 2005. The $1.8 million quarter-on-quarter decrease in the promotions and sales incentives allowance primarily reflects the effect of last year’s favorable adjustment recognized during the second and third quarters of fiscal 2005 of approximately $1.5 million that resulted from better than expected anticipated over-the-counter sales experienced during the holiday season in fiscal 2004. As we closed fiscal 2005, our related allowance estimates did not anticipate a reoccurring favorable adjustment of similar size. However, during the first quarter 2006, we recorded a favorable adjustment of $170 thousand to our year-end 2005 accrual, which resulted from better than expected anticipated over-the-counter sales experienced during the spring 2005 season. Charges to earnings for consumer promotion activities for the first quarter 2006 and the same period a year earlier were $992 thousand and $1.2 million, respectively, and $9.4 million for fiscal 2005.

Given the continuously changing retail environment and our still relatively short experience with our current operating model, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations for these activities could be different than those estimates noted above.

(b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of our prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record accordingly the appropriate write-downs based on our evaluation. At the end of the first quarter 2006 and the first quarter 2005, we estimated that the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $214 thousand and $263 thousand, respectively, as compared with a similar estimate of $1.4 million at the end of fiscal 2005. There were no significant items impacting the quarter-on-quarter decrease in our estimate of the FIFO cost of our inventories over the net realizable value of that inventory.

Inventory write-downs, recognized as part of cost of sales for continuing operations, amounted to $49 thousand, $92 thousand, and $1.6 million during the first quarter 2006, first quarter 2005, and fiscal year 2005, respectively. No significant items impacting the quarter-on-quarter reduction of inventory write-downs were noted as we closed the first quarter of fiscal 2006.

(c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of our deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. We record a valuation allowance when it is more likely than not that some portion or all of our deferred tax assets will not be realized.

Accordingly, beginning with year-end fiscal 2003, we established a valuation allowance against the value of those deferred tax assets. Given our recent operating results, there is no historical assurance that future taxable income will be generated to offset these deferred deductible items. Consistent with our accounting policy, we have established a valuation allowance against the net deferred tax assets in the amount of $18.4 million at the end of fiscal 2005. During the first quarter of fiscal 2006, our net deferred tax assets increased by $61 thousand, representing the federal and state income tax benefit that resulted from our operating loss recognized during the period. Accordingly, our valuation allowance against the net deferred tax assets likewise increased by $61 thousand to a cumulative $18.5 million at the end of the first quarter of fiscal 2006. Should our profits continue to improve in the future and it becomes more likely than not that those deferred tax items become realizable deductions in future years, we will recognize that benefit by reducing our reported tax expense in the future years.
(d)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Shared-Based Payment, effective January 1, 2006. SFAS 123R is a new and complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly those associated with assumptions used under the Black-Scholes valuation model such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. SFAS 123R requires recognition of the fair value of stock compensation in results of operations. Refer to Note 2 of the Notes to Consolidated Financial Statements for further information concerning our adoption of SFAS 123R.

(e)	We make estimates of the future costs associated with restructuring plans related to operational changes announced during the year. Estimates are based upon the anticipated costs of employee separations; an analysis of the impairment in the value of any affected assets; anticipated future costs to be incurred in settling remaining lease obligations, net of any anticipated sublease revenues; and other costs associated with the restructuring plans.

During fiscal 2005 and through the end of the first quarter of fiscal 2006, we did not engage in any new restructuring activities. At the end of the first quarter 2006 and the first quarter 2005, we had an accrued balance of approximately $1.2 million and $1.7 million, respectively, associated primarily with the estimated future costs of closing our former manufacturing and distribution facilities in Mexico. At the end of fiscal 2005, we had an accrued balance of $1.4 million, primarily for similar restructuring and reorganization activities. During the first quarter of fiscal 2006, we charged to earnings $41 thousand, as compared to $241 thousand in the same period a year earlier, related to occupancy costs associated with our former distribution center facility in Mexico and other related restructuring activities. Should the actual costs of restructuring activities exceed our estimates, the excess costs will be recognized in the following period. Conversely, should the costs of restructuring be less than the amounts estimated, future periods would benefit by that difference. See also Note 6 of the Notes to Consolidated Financial Statements for additional information concerning restructuring and asset impairment charges.

(f)	We review our long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. These assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

We did not record any asset impairment charges during the first quarter of fiscal 2006, first quarter of fiscal 2005, and fiscal 2005.

(g)	There are other accounting policies that also require management’s judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (u) of the Notes to Consolidated Financial Statements in our 2005 Annual Report to Shareholders, which was incorporated by reference into “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
In late 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4, and SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion 29. We adopted these standards effective January 1, 2006. Adoption of these standards did not have a material impact on the results of our operations or financial condition. SFAS No. 151 provides specific definition to the term “abnormal costs”, as used in previous accounting standards in inventory reporting under Accounting Research Bulletin No. 43. Such abnormal costs, with specific definitions now provided under the standard, must be recognized as period expense and not included in the valuation of inventory. SFAS No. 153 modifies APB Opinion No. 29 to require the use of fair value of assets exchanged involved in an exchange of productive used assets, and limits the exception to the use of fair value only to situations involving asset exchanges that do not have commercial substance.
We adopted SFAS 123R effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in the results of operations. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, we followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25) in accounting for employee stock options. We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of the adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as disclosed in our previous filings. See also Note 2 of the Notes to Consolidated Financial Statements for further discussion of the impact of adopting SFAS 123R.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. We adopted this standard effective January 1, 2006. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements.

Looking ahead to 2006 and beyond
Fiscal 2005 was the first full year we operated our business under the current business model. As we look ahead to the remainder of fiscal 2006 and beyond, one of our principal goals is to profitably grow our business by pursuing core strategic initiatives that will be focused primarily on these three areas:
•	Sustained innovation to our product lines;

•	Continuing efforts to strengthen our relationships with our current retailing partners and to open distribution of our products in new retail channels; and

•	Further enhancements to the image of our portfolio of brands
However, so long as our business continues to be highly seasonal and dependent on the holiday selling season, there is still significant inherent risk in our current model that we have not yet recognized. See the risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of R.G. Barry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
CIT Facilities
On March 31, 2005, we entered into a two-year, asset-based lending facility (the “CIT ABL Facility”) with The CIT Group/Commercial Services, Inc (“CIT”), which replaced our previous three-year financing agreement with CIT (the “CIT Facility”). The CIT ABL Facility is a committed facility under which CIT is obligated to advance us funds so long as we comply with the CIT ABL Facility, including satisfying covenants requiring that we meet various financial condition and financial performance requirements.
Under the CIT ABL Facility, we are required to meet various financial covenants including: (a) minimum Tangible Net Worth (“minimum TNW”) at the end of each fiscal quarter of 2005 and 2006; (b) negative Earnings Before Income Taxes, Depreciation, and Amortization (excluding certain extraordinary or nonrecurring gains and losses) for the two fiscal quarters ended June 30, 2005, not exceeding a specified level; (c) Minimum Net Availability at the end of each fiscal year beginning in 2005; and (d) a minimum Fixed Charge Coverage Ratio (“FCCR”) test at the end of fiscal 2005 and each 12-month period ending at the end of each fiscal quarter thereafter. The foregoing capitalized terms are defined in the CIT ABL Facility. We have met the two financial covenants, minimum Tangible Net Worth and FCCR test, which were applicable at the end of first quarter 2006, as established in the CIT ABL Facility.
The CIT ABL Facility provides us with advances in a maximum amount equal to the lesser of (a) $35 million or (b) a Borrowing Base (as defined in the CIT ABL Facility). The Borrowing Base is determined by the agreement and is based primarily on the sum of (i) the amount of 80% of the receivables due under the factoring agreement entering into in connection with the previous CIT Facility, if any, and 80% of our total eligible accounts receivable; (ii) the amount of our eligible inventory; (iii) a $3.5 million overformula availability during our peak borrowing season from April through October; and (iv) a $4.0 million allowance on our eligible intellectual property from January 1 to October 31. The CIT ABL Facility includes a $3 million subfacility for CIT’s guarantee of letters of credit to be issued by letter of credit banks. This amount is counted against the maximum borrowing amount noted above.
Interest on the CIT ABL Facility was initially at a rate per annum equal to the JPMorgan Chase Bank prime rate plus 1%. Since we satisfied the various financial condition and financial requirements as of the end of fiscal 2005, as established in the underlying CIT ABL Facility, the rate per annum was reduced to the JPMorgan Chase Bank prime rate plus 0.5%, from April 1, 2006 through March 31, 2007. Each month when our borrowing needs require inclusion of the $3.5 million overformula in the Borrowing Base, the interest rate will be increased by 0.5%. During the first quarter of fiscal 2006, our borrowing needs did not require us to use any of the $3.5 million overformula provided for in the CIT ABL Facility. The CIT ABL Facility also includes an unused line fee of 0.5% per annum, payable monthly, charged on the unused portion of the $35 million line. During the first quarter of fiscal 2006, we incurred unused line fees of approximately $54 thousand related to our CIT ABL Facility. At the end of the first quarter of fiscal 2006, we had approximately $18.9 million available under the CIT ABL Facility.

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
Liquidity and Capital Resources
As of the end of the first quarter of fiscal 2006, we had $20.3 million in net working capital. This compares with $13.6 million at the end of last year’s first quarter, and $20.7 million at the end of fiscal 2005. The quarter-on-quarter increase in net working capital is primarily due to our net earnings reported for fiscal year 2005.
The primary components of and changes in our net working capital are as follows:
•	We ended the first quarter of fiscal 2006 with approximately $1.0 million in cash, compared to $1.3 million at the end of the same period a year earlier, and $3.5 million at the end of fiscal 2005.

•	Our net accounts receivable decreased from $9.7 million at the end of the first quarter of 2005 to $9.4 million at the end of this year’s first quarter. Although we are reporting a slight quarter-on-quarter decrease in our net accounts receivable, the following variances impacting our net accounts receivable are worth noting: our gross trade receivables were lower by approximately $3.1 million, reflecting an improved number of days outstanding cycle on relatively flat quarter-on-quarter sales; and as noted earlier in this MD&A, our total allowances for returns and promotions and sales incentives were lower by approximately $2.9 million this quarter as compared to the same period a year ago. Our improved collection cycle reflects the continuing positive effects of the changes in our sell-in approach, which are primarily based on collaborating with our retailing partners to promote our product in season and reduce returns. Net accounts receivable were $12.0 million at the end of fiscal 2005. The decrease in our net accounts receivable of approximately $2.6 million from the end of fiscal 2005 to the end of the first quarter of fiscal 2006 is mainly due to the seasonality of our business.

•	Our net inventories for first quarter-end 2006 and 2005 were $21.8 million and $21.2 million, respectively, and approximately $19.1 million at the end of fiscal 2005. The quarterly inventory levels, as reported, are consistent with our current business model and reflect the inventory investment needed to support our customer orders for the remainder of the spring/summer season.

•	We ended the first quarter of fiscal 2006, first quarter of 2005, and year-end of fiscal 2005 with a $0, $5.5 million, and $0 balance, respectively, under our CIT ABL Facility. The amount owed under our CIT ABL Facility when applicable, is reported as short-term notes payable. We ended the first quarter of fiscal 2006 with $2.5 million in short-term notes payable, compared with $8.2 million at the end of the first quarter of 2005, and $2.5 million at the end of fiscal 2005. The significant quarter-on-quarter decrease of approximately $5.7 million in our short-term notes payable is due primarily to our profitability in fiscal 2005 and reflects a much lower short-term funding requirement of our business from the first quarter a year ago. Our short-term notes payable at the end of the first quarter of fiscal 2006 is primarily comprised of $2.2 million borrowed against the cash surrender value of life insurance policies on our chairman.

•	We reported $5.5 million in accrued expenses at the end of the first quarter of fiscal 2006 compared to $5.0 million at the end of the first quarter of 2005, and $7.4 million at year-end of fiscal 2005. The quarter-on-quarter variance in our accrued expenses reflects primarily the net of lower property tax and restructuring related accruals and higher short-term pension related accruals when compared to the same period a year earlier. The higher short-term pension accrual at the end of the first quarter of fiscal 2006 as compared to the same period a year earlier is consistent with the projected payment of $2.6 million into our funded, qualified associate retirement plan and our current year payment obligation on our unfunded, non-

qualified supplemental retirement plan to be made by the end of fiscal 2006. Our payments into the funded, qualified associate retirement plan and into our unfunded, non-qualified supplemental retirement plan were approximately $1.4 million for fiscal 2005. The variance in accrued expenses from this year’s first quarter period to the year-end of fiscal 2005 is primarily timing related and is consistent with the working capital cycle of our current business model.
•	Capital expenditures during the first quarter of fiscal 2006 were $66 thousand compared with $67 thousand during the same quarterly period a year earlier. Expenditures in both years were funded from our working capital and reflect a much reduced level of capital asset spending as compared to previous years during which we operated our own manufacturing plants. We expect our future capital expenditures to be in line with our current business model and thus require a much lower funding than in prior years.
Other Short-Term Debt
Early in March 2004, we borrowed $2.2 million against the cash surrender value of life insurance policies insuring our chairman. Consistent with prior periods, the $2.2 million indebtedness is classified as short-term notes payable in the accompanying consolidated balance sheets at April 1, 2006 and December 31, 2005.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of April 1, 2006, we reported approximately $453 thousand as current installments of long-term debt on a consolidated basis. Approximately $383 thousand of the consolidated amount relates to our Fargeot subsidiary and the remaining $71 thousand represents the outstanding net present value of our obligation associated with the agreement entered into with the mother of the chairman as disclosed in Note 10 of the Notes to Consolidated Financial Statements. At the end of first quarter of fiscal 2006, we reported approximately $451 thousand as consolidated long-term debt. Approximately $370 thousand of the consolidated long-term debt relates to our obligation with the mother of our chairman and the remaining $81 thousand represents long-term debt of our Fargeot subsidiary.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes in our “Off-Balance Sheet Arrangements” and “Contractual Obligations” since the end of fiscal 2005, other than routine payments. For more detail on our off-balance sheet arrangements and contractual obligations, please refer to R.G. Barry’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters Impacting Liquidity and Capital Resources”, which is incorporated by reference into “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of R.G. Barry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Results of Operations
During the first quarter of fiscal 2006, consolidated net sales amounted to $17.2 million or $170 thousand higher than same period last year. Our Barry Comfort North America business reported net sales of approximately $14.5 million, an increase of $605 thousand or 4% from the same period in 2005. The slight quarter-on-quarter increase in net sales reported in our Barry Comfort North America business is due principally to higher sales in our branded and licensed products, offset by lower shipments to our mass merchandising channels and offset by returns from one of our key department store customers. As reported previously, when applicable, we expect to continue to collaborate with our retailing partners to promote our products in-season, thus trying to reduce returns. All variances in net sales were primarily volume related.

Net sales for Barry Comfort Europe were $2.7 million or $435 thousand lower than the same period last year. (See also Note 7 of the Notes to Consolidated Financial Statements for selected segment information.) The quarter-on-quarter decline in net sales in our Fargeot subsidiary was due primarily to the continued strengthening of the euro currency against other world currencies. As reported previously, we are currently engaged in seeking a more strategically suited owner for our Fargeot subsidiary.
Consolidated gross profit for the first quarter in 2006 and 2005 was $6.8 million or 39.4% of net sales and $6.8 million or 40.2% of net sales, respectively. The lower gross profit percent on relatively flat quarter-on-quarter net sales resulted from a variety of factors including higher margin on our branded goods; a favorable impact of an adjustment to our sales promotion and incentives, as noted earlier; offset by the impact of higher royalties on shipments of licensed products; and the impact of returns of spring merchandise from one of our department store customers.
Consolidated selling, general and administrative (“SG&A”) expenses for the quarter were $6.9 million, reflecting a decrease of $545 thousand or 7%, from $7.4 million in the same quarter last year. In addition, SG&A expenses, as a percent of net sales, decreased from 43.6% in the first quarter of 2005 to 39.9% of net sales in the first quarter of fiscal 2006. The quarter-on-quarter decrease in consolidated SG&A expenses was primarily due to lower customer chargeback expenses and a favorable adjustment of $200 thousand to our bonus incentive accrual established at the end of fiscal 2005. The impact of adopting SFAS 123R for the first quarter of 2006 was $72 thousand. This charge was recorded as part of our SG&A expenses. As previously stated, we estimate that the adoption of SFAS 123R will result in the recognition of compensation costs for share-based awards of approximately $600 thousand in fiscal 2006.
During the first quarter of fiscal 2006, we recognized $41 thousand in consolidated restructuring and asset impairment charges, compared to approximately $241 thousand reported in the same period a year earlier. The quarter-on-quarter decrease in restructuring and asset impairment charges is primarily due to lower continuing occupancy costs, including taxes, security and maintenance, associated with our former distribution center facility located in Mexico. See also Note 6 of the Notes to Consolidated Financial Statements for added information relating to restructuring and asset impairment charges.
Consolidated interest expense was $101 thousand for the first quarter of fiscal 2006, representing an increase of approximately $16 thousand from last year’s same quarterly period. We recognized approximately $34 thousand as interest income under the terms of our CIT ABL Facility. The quarter-on-quarter interest expense increase resulted primarily from the net of incurring unused line fees of approximately $54 thousand as established under the CIT ABL Facility, offset by lower interest expense of $26 thousand resulting from lower short-term borrowings of approximately $2.5 million at the end of the first quarter of fiscal 2006 as compared to $8.2 million at the end of the same period a year earlier.
As a consequence of the results of our operations as noted above, we incurred a net loss of $111 thousand or $0.01 loss per diluted share for the first quarter of fiscal 2006, compared with a net loss of $901 thousand or $0.09 loss per diluted share incurred during the first quarter a year earlier.
As we have previously reported, we have undertaken several strategic initiatives over the past year in order to create sustainable, profitable growth. The results for the first quarter of fiscal 2006 reviewed in this MD&A reflected some of that growth, although it was masked by the impact of the inventory reduction program at our largest customer and the effect of the transition to a private label program by one of our large department store customers. We are estimating consolidated net sales will be lower by approximately 3% for the first half of fiscal 2006 as compared to the same period a year earlier. Our lower estimate for the first half of fiscal 2006 is primarily due to the customer-related factors mentioned earlier and a favorable adjustment of $1.1 million recorded in the first half of fiscal 2005 associated with the reversal of certain sales related reserves, as previously reported.
While we believe sales to the two customers mentioned above will remain below last year’s levels in the second half of fiscal 2006, we expect to report an increase in consolidated net sales for the full year of fiscal 2006 of approximately 5 percent, based upon our current order position for the 2006 fall/winter season. However, our sales will be heavily dependent on the robustness of the holiday season, and any substantial negative influences on holiday sales could impact our final sales results.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
Substantially all of our sales were conducted in North America and denominated in US Dollars during the first quarter of fiscal 2006. For any significant sales transactions denominated in other than US Dollars, our established policy guidelines require us to hedge against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect ourselves from fluctuations. At the end of the first quarter of fiscal 2006 and at December 31, 2005, there were no such foreign exchange contracts outstanding.
Most of our product is purchased from third-party manufacturers in China. While our purchases are contracted in US Dollars, should there be a change in the valuation of the Chinese Renminbi, the cost structure of our suppliers could change. A revaluation of the Renminbi could potentially result in an increase in the costs of our products, depending upon the competitive environment and the availability of alternative suppliers.
Market Risk Sensitive Instruments – Interest Rates
We believe that we face market risk exposure related to the impact of changes in short-term interest rates. Our principal interest rate risk exposure results from the floating rate nature of the CIT ABL Facility. If interest rates were to increase or decrease by one percentage point (100 basis points), we estimate interest expense would increase or decrease by approximately $65 thousand on an annualized basis. Currently, we do not hedge our exposure to floating interest rates.
ITEM 4 – Controls and Procedures
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

Changes in Internal Control Over Financial Reporting
There were no changes in R. G. Barry’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during R. G. Barry’s quarterly period ended April 1, 2006, that have materially affected, or are reasonably likely to materially affect, R. G. Barry’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, on June 8, 2004, R.G. Barry received a “30-day letter” from the Internal Revenue Service (“IRS”) proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4.0 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, R.G. Barry submitted to the IRS a letter protesting the proposed adjustments and reiterating its position. In March 2005, the IRS requested and R.G. Barry consented to an extension of the statute of limitations to December 31, 2006.
On September 21, 2005, representatives from R.G. Barry met with the IRS Appeals Officer (“IRS Officer”); and after reviewing the facts and arguments of this case, the IRS Officer requested additional information to support R.G. Barry’s position. In December 2005, additional information was provided to the IRS Officer. On March 8, 2006, R.G. Barry was notified of a letter from the IRS in which the IRS Officer requested additional information and evidence to support the timing of R.G. Barry’s deductions taken during the period noted above. No other correspondence has been received from the IRS since then. R.G. Barry’s management intends to meet with the IRS Officer to provide and discuss the requested information. As previously reported, R.G. Barry intends to vigorously contest the proposed adjustments. In the opinion of management, the resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.
R. G. Barry is currently a party to litigation pending in the United States District Court for the Western District of Texas. The suit arises out R. G. Barry’s guarantee of a long-term lease entered into by a Mexican subsidiary. The leased space was previously used as a distribution facility until R. G. Barry ended its Mexican operations in the fall of 2004. In the fall of 2005, R. G. Barry, in order to prompt the landlord to engage in serious negotiations to terminate the lease, chose not to make payments required under the lease and the guarantee agreement, giving rise to an event of default. On November 10, 2005, the landlord under the lease sued R. G. Barry in United States District Court in Texas alleging breach of the guarantee agreement. The relief sought by the landlord is the acceleration of all of the rent payable over the remaining term, approximately six years, of the lease, which is approximately $5.8 million. R. G. Barry has cured all defaults under the lease and is current on all required payments under the terms of the lease. Although R. G. Barry does not dispute the fact that a breach of the guarantee agreement occurred, it intends to vigorously dispute the remedy sought and the amount of damages claimed in the suit.
Item 1A. Risk Factors.
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “Item 1A. Risk Factors” of Part I of R.G. Barry’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2005 Form 10-K.
Fluctuations in the price, availability, and quality of raw materials could cause delay and increase costs.
Fluctuations in the price, availability and quality of the raw materials used in the manufacture of our products could have a material adverse effect on the cost of our sales or our ability to meet customer demands. Price and availability of raw materials may fluctuate significantly depending on many factors, including crop yields and weather patterns, and currency value fluctuations. The recent escalation of and potential future increases in oil prices in the world markets and their direct or indirect effect on the value of the Chinese currency could adversely affect our suppliers’ ability to obtain raw materials at expected costs. If our suppliers are unable to obtain raw materials, or if they are available only at inflated rates, our suppliers may not be able to deliver our products in sufficient quantities or at expected costs, which could adversely affect our results of operations.
Reduction of business with key customers could have a material adverse effect on our results of operations.
One of our two largest customers, Wal-Mart Stores, Inc., recently announced an inventory reduction program, thus lowering its purchases from its suppliers. In addition, one of our key department store retailing partners, as part of its internal consolidation process, has decided to transition to a private label program. Initiatives like these and others similar in nature, which are undertaken by our customers, could adversely affect the results of our operations. We do not have long-term contracts with our customers and sales normally occur on an order-by-order basis. As a result, customers can either terminate their relationships with us or reduce their intended purchases from us at any time.
If we are unable to successfully finalize the exiting of an ongoing lease obligation in Mexico, we may incur unplanned costs or difficulties.
We previously operated a distribution facility in Mexico. This operation was shut down in the third quarter of fiscal 2004. However, as previously reported, we still have a lease obligation for this former distribution facility that continues until 2012. Although we have begun to receive inquiries through our local real estate broker from parties interested in occupying all or a portion of our former distribution facility, no agreements have been reached with these parties and we may still be unable to exit our lease obligation without incurring unforeseen costs, thus adversely affecting our results of operations.
Management’s accounting policies and methods are the basis of how we report our financial condition and results of operations, and these policies and methods may require management to make estimates about matters that are inherently uncertain.
Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with U.S. GAAP and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.
Effective on January 1, 2006, we adopted SFAS 123R, which will result in a difference in the way we account for equity-based compensation. SFAS 123R is relatively new, and as a result, it may be difficult for analysts and other readers of our financial statements to compare our financial statements for periods beginning on or after January 1, 2006 to our prior period financial statements and those of other companies that have adopted SFAS 123R. Our stock price could be adversely affected if, as a result of adopting SFAS 123R, our financial performance compares unfavorably with other similar companies.
SFAS 123R is a new and complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly those assumptions used under the Black-Scholes valuation model such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. There is currently little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how SFAS 123R will be interpreted and applied as more companies adopt SFAS 123R and companies and their advisors gain experience with the standard.

There is risk that, as we and other companies gain experience with SFAS 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) On March 7, 2006, Thomas M. Von Lehman, who serves as Chief Executive Officer and a director of R.G. Barry, exercised a non-qualified stock option (the “Von Lehman Option”) covering 50,000 common shares of R.G. Barry with an exercise price of $2.20 per common share. The Von Lehman Option had been granted to Mr. Von Lehman pursuant to a stock option agreement, effective as of March 10, 2004, entered into when he initially joined R.G. Barry as interim President and Chief Executive Officer. The Von Lehman Option was granted, and the 50,000 common shares of R.G. Barry underlying the Von Lehman Option were issued upon exercise, in reliance upon the exemptions from registration provided in Sections 4(2) and 4(6) under the Securities Act of 1933, as amended (the “Securities Act”), based on the fact that there was only one individual party to each transaction and the status of Mr. Von Lehman as an executive officer of R.G. Barry at the time of the grant of the Von Lehman Option and an executive officer and director of R.G. Barry when he exercised the Von Lehman Option.
Mr. Von Lehman paid the exercise price for the common shares subject to the Von Lehman Option by tendering 18,092 common shares of R.G. Barry he already owned, which common shares had an aggregate fair market value of $110,000 based on the $6.08 closing sale price of the common shares on the American Stock Exchange on March 7, 2006. In order to fund the payment of the federal, state and local income taxes in respect of the exercise of the Von Lehman Option, R.G. Barry withheld 11,487 of the 50,000 common shares that Mr. Von Lehman would have otherwise been entitled to from the exercise of the Von Lehman Option.
     (b) Not applicable.
     (c) The following table provides information about purchases made by, or on behalf of, R.G. Barry or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of R.G. Barry of common shares of R.G. Barry during each month of the quarterly period ended April 1, 2006:

				Maximum
				Number (or
			Total Number of	Approximate
			Common	Dollar Value)
			Shares	of Common
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be
	of Common	Average Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans
Period	Purchased	Common Share	Programs (2)	Or Programs (2)
January 1-31, 2006	0	n/a	0	0
February 1-28, 2006	0	n/a	0	0
March 1-April 1, 2006	36,184 (1)	$6.08 (1)	0	0

Total	36,184	$6.08	0	0

(1)	Reflects common shares owned and tendered by an executive officer and director of R.G. Barry to pay the exercise price for the exercise of non-qualified stock options.

(2)	R.G. Barry does not currently have in effect a publicly announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities
(a), (b) Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
(a) through (d) Not Applicable
Item 5. Other Information
No response required
Item 6. Exhibits
See Index to Exhibits at page 29.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R. G. BARRY CORPORATION
Registrant

May 10, 2006
Date

/s/ Daniel D. Viren Daniel D. Viren
Senior Vice President – Finance, Chief Financial Officer
and Secretary
(Principal Financial Officer)
(Duly Authorized Officer)

R. G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location
10.1	Executive Employment Agreement, dated as of February 7, 2006, between R.G. Barry Corporation and Greg A. Tunney	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K, dated February 9, 2006 and filed February 10, 2006 (File No. 001-08769) (“R.G. Barry’s February 9, 2006 Form 8-K”)

10.2	Nonqualified Stock Option Award Agreement for options granted to Greg A. Tunney on February 7, 2006 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to R.G. Barry’s February 9, 2006 Form 8-K

10.3	2006 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K, dated March 23, 2006 and filed March 27, 2006 (File No. 001-08769)

10.4.	Employment Agreement, dated March 30, 2006, between R.G. Barry Corporation and Thomas M. Von Lehman	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K, dated April 4, 2006 and filed April 5, 2006 (File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith