Form 10-Q/A
period 2006-04-01
BARRY R G CORP /OH/
filed 2006-08-18
CIK 749872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1 Par Value, Outstanding as of May 5, 2006 – 9,971,280

Index to Exhibits at page 4
Explanatory Note
R. G. Barry Corporation (“we” or “us”) is amending our Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006, as originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2006 (the “Original Filing”). We are amending the Original Filing to correct our reported number of common shares issued and outstanding as of May 5, 2006. The cover page of the Original Filing inadvertently misstated the number of our common shares outstanding as of May 5, 2006, to be 9,839,102. The actual number of our common shares outstanding as of that date was 9,971,280.
In this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended April 1, 2006 (the “Amendment”), we have set forth the text of the cover page in its entirety. In addition, in accordance with SEC rules, we have filed as exhibits to this Amendment, updated certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”) and, as a result, have set forth the text of Part II, Item 6 in its entirety as part of this Amendment. Other than the correction of the number of common shares outstanding as of May 5, 2006, and the inclusion of updated certifications pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of SOX, no other changes or amendments to the Original Filing are being made.
This Amendment continues to speak as of the filing date of the Original Filing and we have not updated it to reflect events occurring after date on which the Original Filing was filed with the SEC, other than to reflect the correction of the number of common shares outstanding as of May 5, 2006, or modify or update disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2, described below) affected by events subsequent to the date of the Original Filing. The filing of this Amendment shall not be deemed an admission that the Original Filing, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made in the Original Filing, in light of the circumstances under which such statement was made, not misleading.
PART II – OTHER INFORMATION
Item 6. Exhibits
     See Index to Exhibits at page 4.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R. G. BARRY CORPORATION Registrant

August 18, 2006 Date

/s/ Daniel D. Viren

Daniel D. Viren Senior Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial Officer) (Duly Authorized Officer)

R. G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Executive Employment Agreement, dated as of February 7, 2006, between R.G. Barry Corporation and Greg A. Tunney	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K, dated February 9, 2006 and filed February 10, 2006 (File No. 001-08769) (“R.G. Barry’s February 9, 2006 Form 8-K”)

10.2	Nonqualified Stock Option Award Agreement for options granted to Greg A. Tunney on February 7, 2006 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to R.G. Barry’s February 9, 2006 Form 8-K

10.3	2006 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K, dated March 23, 2006 and filed March 27, 2006 (File No. 001-08769)

10.4.	Employment Agreement, dated March 30, 2006, between R.G. Barry Corporation and Thomas M. Von Lehman	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K, dated April 4, 2006 and filed April 5, 2006 (File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Previously filed as Exhibit 32.1 to R. G. Barry Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (File No. 001-08769)