Form 10-KT
period 2006-07-01
BARRY R G CORP /OH/
filed 2006-09-27
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2006 to July 1, 2006
Commission File Number 001-08769
R. G. BARRY CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	31-4362899

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13405 Yarmouth Road N.W., Pickerington, Ohio	43147

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (614) 864-6400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Par Value $1.00	American Stock Exchange

Series I Junior Participating Class A Preferred Share Purchase Rights	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $55,288,883 as of December 31, 2005.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,016,529 common shares, $1.00 par value, as of August 31, 2006.
Index to Exhibits begins on Page E-1.

PART I
Item 1. Business.
General Information and Recent Developments
     R. G. Barry Corporation was incorporated in Ohio in 1984; together with its predecessors, the Company has been in operation since April 1947. The Company designs, purchases, markets and distributes comfort footwear. The Company no longer manufactures footwear, except through its French subsidiaries, Escapade, S.A. and Fargeot et Compagnie, S.A. (together, “Fargeot”). Unless the context requires otherwise, references in this report to “we,” “us,” “our,” and the “Company” refers to R.G. Barry Corporation (the registrant) and its subsidiaries.
     The principal executive offices of the Company are located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147 and its telephone number is (614) 864-6400. The Company’s common shares are traded on the American Stock Exchange (“AMEX”) under the symbol “DFZ”, evoking its flagship brand name: Dearfoams®.
     The Company makes available free of charge through its Website all annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available on the Company’s website as soon as reasonably practicable after they are submitted electronically to the Securities and Exchange Commission (the “SEC”). The Company’s Website address is www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Company’s website into this Report on Form 10-K).
     On May 17, 2006, the Company’s Board of Directors adopted a new fiscal year. The Company’s new fiscal year ends on the Saturday nearest June 30 of each year. The Company’s fiscal year had previously ended on the Saturday nearest December 31. Because of this fiscal year change, the Company is filing this Form 10-K as a transition report. It includes the Company’s financial information for the six-month transition period January 1 through July 1, 2006 (the “2006 transition period”); the fifty-two week period ending December 31, 2005 (the “2005 fiscal year” or “fiscal 2005”) and January 1, 2005 (the “2004 fiscal year” or “fiscal 2004”); and the fifty-three week period ending January 3, 2004 (the “2003 fiscal year” or “fiscal 2003”). The Company’s current 2007 fiscal year will end on June 30, 2007.
     During the 2006 transition period, and in each of the three fiscal years in the three-year period ended December 31, 2005, the Company operated in two segments: the Barry Comfort North America Group, which includes at- and around-the-home comfort footwear products marketed and sold in North America; and the Barry Comfort Europe Group, which includes footwear products sold by Fargeot primarily in France and other Western European markets. In addition, through June 2003, the Company operated in a third segment – the Thermal Products Group, which included thermal retention technology products. As discussed below, this business was sold in June 2003. Financial information about the Company’s two current operating segments for the 2006 transition period and for each of the fiscal years in the three-year period ended December 31, 2005, is presented in Note (14) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this report, which financial information is incorporated herein by this reference.
     In June 2003, the Company sold substantially all of the assets of its wholly-owned subsidiary, Vesture Corporation (now named “RGB Technology, Inc.), to an unaffiliated corporation which was renamed Vesture Corporation following the transaction. In connection with this sale, RGB Technology receives royalties on Vesture Corporation’s net sales through 2007 at a rate equal to 5% of net sales in excess of $500,000, excluding sales of products that utilize certain specific patents. To date, most of the products sold by Vesture Corporation have been products for which a royalty is not owing and that trend is expected to continue. Following the sale of the Vesture Corporation assets, the Company discontinued the thermal products operating segment of its business.
Changes in the Barry Comfort North America Group Business Model
     The market for the Company’s comfort footwear has been challenged by two critical market changes: globalization and retail consolidation. The convergence of these forces has created a very competitive marketplace for suppliers of this product category, and these conditions continue today.
     In response to these challenges in 2004, the Company implemented a new operating model that transitioned its business, exclusive of Fargeot, from a manufacturer of footwear to a distributor of goods purchased from third-party manufacturers. During the first half of fiscal 2004, the Company closed all of its manufacturing operations in Mexico. Since that time, the Company has sourced all of its product requirements from independent contract manufacturers, substantially all of which are located in China. The Company believes that the cost savings it recognizes by sourcing its products from third party manufacturers outweigh the potential benefits of operating its own manufacturing facilities. Even though the Company is now dependent on third-party contract manufacturers, it does not anticipate that this dependence will impact the quality of its products or its ability to deliver products to its customers on a timely basis. To ensure that it remains competitive in the marketplace and to reduce the potential adverse effect of the loss of one or more of its current third-party manufacturers or substantial changes in products cost, the Company continues to explore other sources for its products, both in China and elsewhere.
     During 2004 and as part of the implementation of its new business model, the Company closed a number of non-manufacturing facilities, including its distribution center in Nuevo Laredo, Mexico, its cross-dock distribution operation located in Laredo, Texas, and its operations support office in San Antonio, Texas, which primarily supported the Company’s Mexican manufacturing operations. Today, the Company relies on its remaining distribution center in San Angelo, Texas and a third-party logistics firm located on the West Coast of the United States to warehouse and distribute products to its North America customers.
     In addition, in June 2006, the Company took further steps to better position its business to meet its goals and objectives for fiscal 2007 and beyond and to reduce its cost structure. These actions included a reduction of staff positions in both the Company’s corporate offices and its distribution center facility in San Angelo, Texas.
     Finally, in August 2006, the Company reached an agreement with the landlord of its former distribution facility in Nuevo Laredo, Mexico to terminate the lease agreement for that facility which was no longer in use. R.G. Barry Corporation was a guarantor of the obligations of its Mexican subsidiary under the lease agreement. In consideration of the landlord’s agreement to terminate the lease and to dismiss a pending lawsuit against R.G. Barry Corporation and its subsidiary alleging breach of the lease agreement and the guarantee, the Company on August 28, 2006 paid approximately $2,764,000 to an assignee of the landlord pursuant to the agreement. See “Legal Proceedings.” The financial impact of this agreement has been reflected in the Company’s lease loss accrual in the 2006 transition period.
     Further information concerning the restructuring changes that occurred in the Barry Comfort North America Group during the 2006 transition period and during the three fiscal year period ended December 31, 2005 is presented in Note (15) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this report, which financial information is incorporated herein by this reference.

Changes in the Barry Comfort Europe Group Business
     In 2003, the Company entered into a five-year licensing agreement for the sale, marketing and sourcing of its slipper product brands in Europe with a subsidiary of a privately-held British comfort footwear and apparel firm, GBR Limited. This agreement granted GBR Limited’s subsidiary a license to sell, source and distribute the Company’s brands of at- and around-the-home comfort footwear products, other than Fargeot’s products, in all channels of distribution in the United Kingdom, The Republic of Ireland, France and through selected customers in other specified Western European countries, in exchange for royalty payments on net sales. The Company retained title to all of its patents and trademarks for products sold under this licensing agreement. The Company reported approximately $107,000, $385,000, $419,000, and $151,000 in royalty income under this agreement for the 2006 transition period and for its 2005, 2004, and 2003 fiscal years, respectively.
     Fargeot operates an independent footwear manufacturing and distribution business in southern France. Fargeot generally serves smaller French independent retailers and export markets with a style of footwear that is different from the Company’s more traditional comfort footwear products. Fargeot’s products generally are not washable. Fargeot relies on its own distribution facility located in Thiviers, France to distribute products to its customers.
     In 2004, the owner of a minority interest in Fargeot, exercised his contractual right to sell to the Company the 20% interest in Fargeot that the Company did not already own. The Company acquired this interest for $279,000, as determined in accordance with the terms of the 1999 purchase agreement under which the Company had purchased its original ownership interest.
Principal Products
     The Company designs, markets and distributes comfort footwear for women, men and children. Except for Fargeot, which manufactures its own footwear products, the Company purchases its footwear from third-party contract manufacturers, primarily in China. The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive design, appearance and styling.
     Historically, the Company’s primary products have been foam-soled, soft, washable slippers. The Company developed and introduced women’s Angel Treads*, the world’s first foam-soled, soft, washable slipper, in 1947. Since that time, the Company has introduced numerous additional slipper-type brand lines for men, women and children that are designed to provide comfort to the wearer. These footwear products are mostly sold under the Company’s brand names including Angel Treads*, Barry Comfort*, Dearfoams*, EZfeet*, Fargeot, Snug Treds*, Soft Notes*, Solé, Terrasoles*, Utopia, and Zizi, * but products are also marketed and sold under trademarks it licenses from third parties. See “Trademarks and Licenses.”
     The Company’s foam-soled comfort footwear product collections have uppers usually made of washable materials, including micro fiber terry, micro fiber velour, micro fiber suede, corduroy and nylon, as well as uppers made of suede and other man-made materials. Different brand lines are marketed for women, men and children with a variety of styles, colors and ornamentation.
     The Company’s marketing strategy for its slipper-type brand lines includes expanding counter and floor space by creating and marketing brand lines to different sectors of the consumer market. Retail prices for the Company’s footwear products normally range from approximately $5 to $30 per pair, depending on the style of footwear, type of retail channel and retailer’s mark-up. Most consumers of the

*	Denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

Company’s footwear products fit within a range of four to six sizes. This allows the Company to carry lower levels of inventories in the slipper lines compared to other more traditional footwear suppliers.
     The Company believes that many consumers of its slippers are loyal to the Company’s brand lines, usually own more than one pair of slippers and have a history of repeat purchases. Substantially all of the slipper brand lines are displayed on a self-selection basis and have appeal to the “impulse” buyer as well as to the “gift-giving” buyer. The Company believes that many of the slippers are purchased as gifts for others during the holiday selling season, with approximately 70% of its annual sales occurring during the holiday selling season.
     Several basic styles of slipper-type footwear are standard in the Company’s brand lines and are in demand throughout the year. The most significant changes for these styles are made in response to fashion changes and include variations in design, ornamentation, fabric and/or color. The Company also regularly introduces new updated styles of slippers with a view toward enhancing the comfort, fashion appeal and freshness of its products. The introduction of new styles is traditionally part of its spring and fall collections of products. The Company will continue to introduce new styles in future years in response to fashion changes and consumer taste and preferences.
Marketing
     The Company’s slipper-type brand collections of products are sold in the following channels of distribution:
•	To traditional department stores, promotional department stores, national chain department stores and specialty stores.

•	Through mass merchandising channels of distribution such as discount stores, “big box retailers,” warehouse clubs, drug and variety chain stores and supermarkets.

•	To independent retail establishments.
     The Company markets its products primarily through Company account managers and, to a lesser extent, through independent sales representatives. The Company does not finance its customers’ purchases, although return privileges are granted in limited circumstances to some of the Company’s retailing partners. The Company in some cases will grant allowances to its customers to fund advertising and product discounts.
     During the spring and fall of each year, the Company presents a collection of designs and styles to buyers representing the Company’s retail customers at scheduled showings. In an effort to achieve market exposure for its products, the Company also sponsors spring and fall showings for department stores and other large retail customers. In addition, Company salespersons regularly visit retail customers. The Company makes catalogs available to its current and potential customers and participates in trade shows regionally and nationally.
     The Company maintains a sales and showroom office in New York City. Buyers for department stores and other large retail customers make periodic visits to this sales office. The Company also maintains a sales administration office in Bentonville, Arkansas that supports the Company’s business with Wal-Mart Stores.
     During the past several holiday selling seasons, the Company has hired temporary merchandisers to assist in the display and merchandising of the Company’s products in a number of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with its computerized automatic demand pull replenishment systems with customers, allows the Company to optimize its comfort footwear business during the critical holiday selling season.

     Sales during the last six months of each calendar year have historically been greater than during the first six months. Consequently, the Company’s inventory investment is largest in early fall in order to support the retailers’ product requirements for the fall and holiday selling seasons. The Company advertises principally in the print media and its promotional efforts are often conducted in cooperation with its customers. Many of the Company’s products are displayed at the retail store level for self-selection or gift-purchase.
     The Company, both directly and through licensing arrangements, also markets its comfort footwear products in several countries and regions throughout the world, primarily in Western Europe. During the 2006 transition period and in its 2005, 2004 and 2003 fiscal years, the Company’s Barry Comfort Europe net sales comprised approximately 13.5%, 7.4%, 7.7%, and 7.5%, respectively, of its consolidated net sales for such periods. Financial information for the 2006 transition period and for each of the three fiscal years in the three-year period ended December 31, 2005, for the geographic areas in which the Company operates is presented in Note (14) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this report, which financial information is incorporated herein by this reference.
     Since 2004, the Company, with the assistance of an outside marketing consultant, has conducted extensive “consumer-centric” market research. As a result of this research, the Company established its flagship Dearfoams® brand as the “Lifestyle at Home” brand. As part of its selling and marketing strategies, the Company has created different categories within that brand that resonate with consumers, including “Relax at Home”, “Active at Home”, and “Fashion at Home”. The Company communicates these life style categories via point-of-sale presentations, customized packaging, product styling, and a variety of marketing support programs. The Company expects to continue to invest in a variety of initiatives involving consumer-oriented, market research.
Research and Development
     Most of the Company’s research and development efforts relate to fabric selection, design and product testing of new styles of slipper-type footwear. During the 2006 transition period and in each of its 2005, 2004 and 2003 fiscal years, the Company spent $1.0 million, $2.2 million, $2.1 million and $2.8 million, respectively, to support research and design of new products and the improvement or redesign of existing products. Substantially all of the foregoing activities were Company-sponsored. Approximately 13 Company employees are engaged full time in product design and research and development activities.
Raw Materials
     The principal raw materials used in the production of the Company’s products are textile fabrics, threads, foams and other synthetic products, as well as packaging materials. All are available from a wide range of suppliers. Fargeot and, to the Company’s knowledge, the Company’s third-party contract manufacturers in China, thus far have not experienced any significant difficulty in obtaining raw materials from their respective suppliers.
Trademarks and Licenses
     Products sold under trademarks owned by the Company represent approximately 95% of the Company’s annual sales. The Company is the holder of a number of trademarks which identify its products, principally: Angel Treads*, Barry Comfort*, Dearfoams*, EZfeet*, Fargeot, Snug Treds*, Soft Notes*, Solé, Terrasoles*, Utopia, and Zizi*. The Company believes that its trademarks identify its products and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application and approval. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks accordingly.

     The Company also sells comfort footwear under trademarks owned by third parties under license agreements with such third parties. In the 2006 transition period and in the Company’s 2005, 2004 and 2003 fiscal years, total net sales under the Liz Claiborne**, Claiborne**, Villager** and NASCAR** labels pursuant to the license agreements described below represented approximately 19.5%, 4%, 5%, and 6%, respectively, of the Company’s consolidated net sales for such periods. Sales of these licensed products were higher during the 2006 transition period, when compared to the annual sales over the fiscal years noted, because of a new 2006 spring program with a key “big box retailer”.
     Since 2000, pursuant to a license agreement with Liz Claiborne, Inc., the Company has marketed slipper products under the Liz Claiborne**, Claiborne** and Villager** labels. The initial term of the license agreement expired on December 31, 2005, but it was renewed for a one-year term, which commenced on January 1, 2006 and continues through December 31, 2006.
     In May 2003, the Company entered into licensing agreements regarding the marketing, production and distribution of NASCAR** leisure footwear, robes and towel wraps. During the 2006 transition period, products were available on a limited distribution basis. The licensing agreements expire in December 2006 and the Company does not expect to renew these licensing agreements.
     The Company also markets comfort footwear to customers who sell the footwear under their own private labels. These sales represented approximately 9%, 2%, 3%, and 3% of the Company’s consolidated net sales during the 2006 transition period and during the 2005, 2004 and 2003 fiscal years, respectively.
Significant Customers
     Wal-Mart Stores accounted for 41.5% and 46.5% of the Company’s consolidated net sales during the 2006 transition period and the comparable six- month period in 2005, respectively. Most of the Company’s sales with Wal-Mart are not seasonal in nature, as compared to the sales with the rest of Company’s customers. Thus, the high concentration of our business with Wal-Mart during these reporting periods reflects the high seasonality of our business. Wal-Mart and J.C. Penney Company, Inc. accounted for more than 10% of the Company’s consolidated net sales in each of the Company’s 2005, 2004 and 2003 fiscal years. In the event that either of these customers reduces or discontinues its product purchases from us, it would adversely affect our operations. Wal-Mart Stores, Inc. and its affiliates and J.C. Penney Company, Inc. are customers within our Barry Comfort North America group operating segment.
Seasonality and Backlog of Orders
     Approximately 70% of the Company’s annual sales are seasonal in nature and typically occur in the second half of the calendar year. The Company’s backlog of unfilled sales orders is often largest in the July-August time frame of each calendar year as the Company’s customers’ orders are received in preparation for the holiday selling season. The backlogs of unfilled sales orders at the end of the Company’s July reporting month period in 2006 and 2005 (August 5, 2006 and August 6, 2005) were $31.2 million and $32.0 million, respectively. The Company’s backlog of orders on December 31, 2005, and January 1, 2005 were approximately $2.3 million and $2.8 million, respectively.
     The Company anticipates that a large percentage of the unfilled sales orders as of the end of the 2006 transition period will be filled during the first six months of its 2007 fiscal year. Due to the unpredictability of the timing of receipt of customer orders and given the heavy seasonality of the Company’s sales, the Company believes that the status of the backlog of orders may not necessarily be indicative of future business. In recent years, customers have trended toward placing orders for products

**	Denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

much closer to the time of expected delivery. The Company expects that this current trend will continue in the future. The Company’s internal product sourcing and logistics processes will continue to adapt to this trend to ensure timely deliveries to its customers.
Inventory
     The Company intends to continue to introduce new updated styles to enhance the comfort, freshness and fashion appeal of its collections of products. The Company anticipates that many of its slipper styles will change from season to season, particularly in response to fashion and design changes, as well as in response to retailers’ request for differentiation. Given these circumstances, a key Company objective is to better manage its exposure to obsolete inventory. Implementation of the Company’s current business model has allowed the Company to maintain lower inventory levels, reduce its inventory risks, and lower the amount of inventory write-downs. A key objective of the Company’s supply chain management is to purchase inventory closer to the time that its is needed by the customer and more in line with the visibility of consumer demand. During the 2006 transition period and the first six months of its 2005 fiscal year, the Company sold $2.8 million and $2.5 million, respectively, of slow moving and closeout type products. Inventory write-downs amounted to $358,000 during the 2006 transition period and $447,000 during the comparable first six months of the 2005 fiscal year. Inventory was approximately $26.0 million on July 1, 2006 as compared to $23.0 million on July 2, 2005. Inventory was $19.1 million on December 31, 2005 as compared to $20.2 million on January 1, 2005. The increase in inventory from December 31, 2005 to July 1, 2006 reflects the planned inventory build-up in order to support the calendar year 2006 holiday selling season. The Company believes that its exposure to obsolete inventory in fiscal 2007 will likely continue to trend downward.
Sourcing
     The Company maintains an office in Hong Kong to facilitate the procurement of outsourced products. The Company currently purchases its goods from eight different contract manufacturers, substantially all of which are located in China. The Company’s experience with its contract manufacturers has been very good in terms of reliability, delivery times and product quality. The Company recognizes, however, that its reliance on third-party contract manufacturers does create additional risk to the Company’s business because it no longer controls the manufacturing process of its products. This lack of control could impact the quality of its products and the Company’s ability to deliver its products to customers on a timely basis. During the 2006 transition period, the Company did not experience any substantial adverse quality or timeliness issues. The increase in the volume of goods sourced from independent third-party manufacturers in China since the beginning of fiscal 2005 and the Company’s dependence on these manufacturers has resulted in additional responsibilities for the Company’s sourcing operations, including its office in Hong Kong. This dependence on Chinese manufacturers creates a risk to the Company’s business if it is unable to adequately source its product needs in the future.
Competition
     The Company operates in a relatively small segment of the overall footwear retail industry, essentially supplying comfort footwear for use at- and around-the-home. The Company competes primarily on the basis of price, value, quality and comfort of its products, service to its customers and its marketing and merchandising expertise. The Company believes it is the world’s largest marketer of comfort footwear for at- and around-the-home; however, this category is a very small component of the highly competitive footwear industry. The Company is not aware of any reliable published statistics that indicate its current market-share position in the footwear industry or in the portion of the footwear industry providing comfort footwear for at- and around-the-home.

Manufacturing, Sales and Distribution Facilities
     The Company closed all of its manufacturing, distribution and operations support facilities in Mexico and in Laredo and San Antonio, Texas in 2004, and no longer operates its own manufacturing facilities in North America. In addition to its corporate headquarters in Pickerington, Ohio, the Company maintains sales and sales administration offices in New York City and Bentonville, Arkansas and a sourcing representative office in Hong Kong.
     The Company currently operates distribution centers located in San Angelo, Texas and Thiviers, France. Since fiscal 2003, the Company has used independent third-party logistics providers located in California to store products, fulfill customer orders and distribute products to its customers in North America.
     The Company’s principal administrative, sales and distribution facilities are described more fully below under “Item 2. Properties.” of this Transition Report on Form 10-K.
Fargeot et Compagnie, S.A.
     The Company owns 100% of Escapade, S.A., a French holding company which owns all of the shares of Fargeot et Compagnie, S.A., the operating company for our Fargeot products (“Fargeot”). Until the latter part of fiscal 2004, R.G. Barry Corporation owned 80% of Escapade, S.A. In December of 2004, the 20% minority holder of Escapade, S.A. exercised his right to require that the Company purchased his minority interest in Escapade, S.A. Fargeot manufactures and distributes comfort slippers and casual shoes. The principal market for its products is France and Western Europe. For additional information on the Fargeot, see discussion under the “General - Changes in the Barry Comfort Europe Group Business” section above.
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
Employees
     At the close of the 2006 transition period, the Company employed approximately 200 associates worldwide.
Item 1A. Risk Factors.
     There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. The following risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Transition Report on Form 10-K. Any of these risks could materially adversely affect our business, our operating results, or our financial condition and the actual outcome of matters as to which forward-looking statements are made.
Our North America business, which is our primary business, is dependent on our ability to continue sourcing products from outside North America.
     We do not own or operate any manufacturing facilities in North America and depend upon independent third parties to manufacture all of our products. During the 2006 transition period, nearly

100% of our products were manufactured in China. The inability of our Chinese manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our Chinese manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
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
     We purchase nearly 100% of our products for the North America market from overseas, primarily China, and we expect to do so in the future. We also market our products in several countries throughout the world outside North America, primarily Western Europe. This international sourcing and distribution subjects us to the risks of doing business abroad. These risks include:
•	the impact on product development, sourcing or manufacturing as a result of public health risks, particularly the potential impact of an outbreak of SARs or bird flu in China or other countries where we obtain or market our products;

•	acts of war and terrorism;

•	social and political disturbances and instability and similar events;

•	strikes or other labor disputes;

•	export duties, import controls, tariffs, quotas and other trade barriers;

•	shipping and transport problems;

•	increased expenses, particularly those impacted by recent increases in oil prices;

•	fluctuations in currency values; and

•	general economic conditions in overseas markets.
     Because we rely on Chinese manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations. While we believe these relationships are strong, if trade relations between the United States and China deteriorate or are threatened by instability, our business could be adversely affected. Although we believe that we could find alternative manufacturing sources, there can be no assurance that these sources would be available on terms that are favorable to us or comparable to those with our current manufacturers.
     Furthermore, a material change in the valuation of the Chinese currency could adversely impact our product cost, resulting in a significant negative impact on our results of operations.

Our business faces cost pressures, which could affect our business results.
     While we rely on third party manufacturers as the source of our products, the cost of these products depends, in part, on these manufacturers’ cost of raw materials, labor and energy costs. Thus, our own costs are subject to fluctuations, particularly due to changes in raw materials and cost of labor in the locations where our products are manufactured, foreign exchange and interest rates.
Our concentration of customers could have a material adverse effect on us, and our success is dependent on the success of our customers.
     As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Our largest customer, Wal-Mart, accounted for approximately 41.5% of our consolidated net sales in the 2006 transition period and 46.5% during the comparable six month period in fiscal 2005. Most of the Company’s sales with Wal-Mart are not seasonal in nature, as compared to the sales with the rest of Company’s customers. Thus, the high concentration of our business with Wal-Mart during these reporting periods reflects the high seasonality of our business. Wal-Mart and J.C. Penney Company combined accounted for over 40% of our consolidated net sales in fiscal 2005. If either one of these customers reduced or discontinued its product purchases from us, it would adversely affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry our products, which could adversely affect our results.
     Our success is also impacted by the financial results and success of our customers. If any of our major customers, or a substantial portion of our customers, generally, experiences a significant downturn in its business, fails to remain committed to our products or brands or realigns its affiliations with its suppliers or decides to purchase products directly from the manufacturer, then these customers may reduce or discontinue purchases from us which could have a material adverse effect on our business, results of operations and financial condition. We are also subject to the buying plans of our customers and if our customers do not inform us of changes in their buying plans until it is too late for us to make necessary adjustments to our product lines, we may be adversely affected. We do not have long-term contracts with our customers and sales normally occur on an order-by-order basis. As a result, customers can generally terminate their relationship with us at any time.
The footwear industry is highly competitive.
     The footwear business is a highly competitive business and if we fail to compete effectively, we may lose market position. We operate in a relatively small segment of the overall footwear industry, supplying comfort footwear for use at- and around-the-home. We believe that we are the world’s largest marketer of comfort footwear for use at- and around-the-home. However, this is a very small component of the overall footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to provide at- and around-the-home comfort footwear, and many of these competitors have substantially greater financial, distribution and marketing resources than we do. In addition, many of the retail customers for our products have sought to import competitive products directly from manufacturers in China and elsewhere for sale in their stores on a private label basis. The primary methods of competition in our industry include product design, product performance, quality, brand image, price, marketing and promotion and our ability to meet delivery commitments to retailers obtaining access to retail outlets. A major marketing or promotional success or a technical innovation by one of our competitors could adversely impact our competitive position.
Our business is subject to consumer preferences, and unanticipated shifts in tastes or styles could adversely affect our sales and results of operations.
     The comfort footwear industry is subject to rapid changes in consumer preferences. Our performance may be hurt by our competitors’ product development, sourcing, pricing and innovation as well as general changes in consumer tastes and preferences. The footwear industry is also subject to sudden shifts in consumer spending, and a reduction in such spending could adversely affect our results of operations. Consumer spending may be influenced by the amount of the consumer’s disposable income, which may fluctuate based on a number of factors, including general economic conditions, consumer confidence and business conditions. Further, consumer acceptance of new products may fall below expectations and may result in excess inventories or the delay of the launch of new product lines.
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
We rely on distribution centers to store and distribute our products and if there is a natural disaster or other serious disruption in any of these facilities or methods of transport, we may be unable to effectively deliver products to our customers.
     We rely on distribution centers in San Angelo, Texas and in Thiviers, France, as well as third-party logistics providers located in California to store our products prior to distribution to our customers. A natural disaster or other serious disruption at these facilities due to fire, earthquake, flood, terrorist attack, or any other cause could damage a portion of our inventory or impair our ability to timely deliver our products to our customers and could negatively impact our operating results. Although we have insured our warehoused inventory at its wholesale value, our insurance does not protect against losses due to transport difficulties, cancelled orders or damaged customer relationships that could result from a major disruption at our distribution facilities.
     Further, we are dependent on methods of transport to move our products to and from these facilities. Circumstances may arise where we are unable to find available or reasonably priced shipping to the United States or Europe from our manufacturers in China or road and rail transport to our customers in the United States, Europe and Canada. If methods of transport are disrupted or if costs increase sharply or suddenly, due to the recent price increases of oil in the world markets or other inflationary pressures, we may not be able to affordably or timely deliver our products to our customers and our results of operations may be adversely affected.
The seasonal nature of our business makes management more difficult, and severely reduces cash flow and liquidity during certain parts of the year.
     Our business is highly seasonal and much of the results of our operations are dependent on strong performance during the last six months of the calendar year, particularly the holiday selling season. The majority of our marketing and sales activities take place at showings in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash position is strongest in the last six months of the calendar year. Unfavorable economic conditions affecting retailers during the fall and through the holidays in any year could have a material adverse effect on the results of our operations for the year. We can offer no assurance that the seasonal nature of our business will diminish in the future.

We must satisfy minimum covenants regarding our financial condition in order to be able to borrow under our credit facility and we must obtain an extension of our existing credit facility or obtain a new credit facility effective April, 2007.
     Our current credit facility contains certain minimum covenants regarding our financial condition and financial performance. We have remained in compliance with all of these covenants since we entered into the facility on March 31, 2005, and we believe that we will continue to comply with these covenants throughout the remainder of the term of the credit facility agreement, which will end on March 31, 2007. We will need to obtain an extension of our existing credit facility or enter into a new facility effective April 1, 2007. While we believe we will be able to secure such an extension or a new credit facility, our failure to do so would have a significant adverse material impact on our financial condition.
We depend on retaining qualified personnel whose loss would adversely impact our business.
     Our success is largely dependent on the efforts of certain key executives. Greg Tunney recently assumed the responsibilities of the Chief Executive Officer with the departure of our former Chief Executive Officer, Thomas Von Lehman. Our ability to successfully manage the succession of our senior management may affect our business and operations. Although we have entered into employment agreements with our executive officers, they have specific skills that are in demand and the loss of their services would adversely affect our operations.
If our dispute with the IRS is resolved unfavorably to us, we may incur a substantial liability.
     We are currently disputing proposed adjustments by the IRS, which, if sustained, would result in us owing an additional tax obligation of approximately $4 million for tax years 1998 through 2002. Any additional tax liability for those years would be offset to the extent of creating additional net operating loss carryforwards that could be utilized in future years to the extent of taxable income. Although we believe that the resolution of this dispute will not have a material effect on the Company, there is a possibility that we could incur a substantial liability. We are vigorously contesting the proposed adjustments.
Item 1B. Unresolved Staff Comments.
     No response required.
Item 2. Properties.
     The Company owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, a facility that contains approximately 55,000 square feet. The Company has granted a mortgage on this facility to secure indebtedness to its primary lender. See the section entitled “CIT Credit Facilities” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this report.
     During the 2006 transition period, the Company’s total leased space in support of its business operations was approximately 195,000 square feet at an approximate annual rental of $593,000. The following table describes the Company’s principal leased properties during the 2006 transition period and the operating status of those properties at the end of that period for each of the Company’s operating segments:

Barry Comfort – North America
		Approximate	Approximate	Lease
Location	Use	Square Feet	Annual Rental	Expires	Renewals
Empire State Building	Sales Office	1,700	$69,500	2008	None
New York City, N.Y.

Distribution Center	Shipping, Distribution	172,800	$330,000 (1)	2007	3 years
San Angelo, Texas	Center

West Gate Tower	Sourcing	1,300	$48,900	2006	None
7 Wing Hong Street	Representative Office
Lai Chi Kok, Kowloon Hong Kong

Flat A, 20/F, Block 1	Apartment	2,800	$76,923	2007	None
Cloevelly Court, No. 12 May Road Hong Kong

Beau Terre Office Park	Sales Administration	1,326	$22,500	2007	None
1005 Beau Terre Drive	Office
Bentonville, Arkansas

Barry Comfort – Europe

Le Petit Gue	Manufacturing	15,000	$44,600	2015	9 years
Route de Limoges 24800 Thiviers France

(1)	Net lease.
     The Company believes that all of its owned or leased buildings are well maintained, in good operating condition, and suitable for their present uses.
Item 3. Legal Proceedings.
     On June 8, 2004, the Company received a “30-day letter” from the Internal Revenue Service (“IRS”) proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments involve the timing of deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments, and reiterating its position.
     On September 21, 2005, the Company met with the IRS, and after reviewing the facts and the Company’s arguments, the IRS requested that the Company furnish additional information to support its position. The IRS again requested additional information in December 2005. In March 2006, the IRS requested further information and evidence to support the timing of the Company’s deductions. The IRS requested and the Company consented to an extension of the statute of limitations to June 30, 2007.
     On June 26, 2006, the Company met with the IRS to review the additional information that had been supplied by the Company. In the course of that meeting, the IRS requested additional information that would more specifically support and validate the Company’s deductions. The Company agreed to meet with the IRS again to provide the requested information. That meeting has not yet occurred.
     The Company is vigorously contesting the proposed adjustments. In the opinion of management, the resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.
     In August 2006, the Company entered into an agreement to settle litigation pending against it in the United States District Court for the Western District of Texas (the “Settlement Agreement”). The suit arose out the guarantee by R.G. Barry Corporation of the obligations of a Mexican subsidiary under a long-term lease for a distribution facility in Nuevo Laredo, Mexico, as described in Item 1. Business – General Changes in the Barry North America Group Business. The leased space was previously used as a distribution facility until the Company terminated its Mexican manufacturing operations in the fall of 2004. The landlord under the lease commenced the lawsuit in November 2005 alleging that the Mexican subsidiary had breached the lease agreement and that R.G. Barry Corporation was obligated for the resulting damages under its guarantee with the landlord. The relief sought by the landlord was the acceleration of all rent payable over the then remaining term of the lease, approximately six years, which totaled approximately $5.8 million. On August 28, 2006, R.G. Barry Corporation paid the sum of $2,764,000 pursuant to the Settlement Agreement. As part of the Settlement Agreement, the lawsuit against R.G. Barry Corporation and its Mexican subsidiary was dismissed on September 6, 2006 and the lease and guarantee agreement were terminated.
Item 4. Submission of Matters to a Vote of Security Holders.
(a) Our 2006 Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 18, 2006. A total of 9,967,980 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 9,192,076, or 92.2% of the outstanding common shares entitled to vote, were represented in person or by proxy.
(b) The shareholders elected the following individuals to serve as directors for three-year terms expiring at the 2009 Annual Meeting of Shareholders:

Janice Page	For: 8,998,632	Withheld/Abstentions: 193,444	Broker Non-Votes: none

Harvey Weinberg	For: 9,018,070	Withheld/Abstentions: 174,006	Broker Non-Votes: none

David Lauer	For: 8,990,794	Withheld/Abstentions: 201,282	Broker Non-Votes: none

Directors whose terms of office continued after the Annual Meeting are (i) Nicholas DiPaolo, David Nichols, and Edward Stan, whose terms expire at the 2007 Annual Meeting of Shareholders; and (ii) Roger Lautzenhiser, Thomas Von Lehman and Gordon Zacks, whose terms expire at the 2008 Annual Meeting of Shareholders.
In addition, on August 2, 2006, the Company’s Board of Directors increased the number of directors from nine to ten and appointed Greg Tunney, the Company’s President and Chief Executive Officer, to fill the newly-created Board position for a term expiring at the 2009 Annual Meeting of Shareholders.
(c) See Item 4(b) for the voting results for nominees for election as directors.

(d) Not Applicable
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Dividend Information

	Quarter	High	Low	Close
2006 Transition Period	First	$6.84	$5.60	$6.20
	Second	$7.00	$5.52	$6.75
	Third	N/A	N/A	N/A
	Fourth	N/A	N/A	N/A

2005 Fiscal Year	First	$4.58	$3.20	$4.51
	Second	$4.90	$3.76	$4.90
	Third	$6.50	$4.70	$6.05
	Fourth	$6.71	$5.80	$6.16

2004 Fiscal Year	First	$4.75	$1.43	$2.59
	Second	$2.90	$1.53	$1.62
	Third	$2.80	$1.51	$2.55
	Fourth	$4.00	$2.30	$3.52
     Since December 2, 2005, the Company’s common shares have traded on the American Stock Exchange (“AMEX”) under the symbol “DFZ.” From June 14, 2004 until December 2, 2005, the Company’s common shares traded in the “Pink Sheets” under the symbol “RGBC.PK” and traded on the Over the Counter Bulletin Board under the symbol “RGBC.OB”. From July 8, 1995 through June 11, 2004, the Company’s common shares were listed on the New York Stock Exchange under the symbol “RGB”.
     The high, low, and close sales prices shown above reflect the prices as quoted, or reported as appropriate, in those markets where the Company’s common shares traded during the periods noted. Approximate Number of Registered Shareholders: 1,000 as of August 31, 2006.
     No cash dividends were paid during the periods noted. The Company has no current intention to pay cash dividends.
Information Regarding Recent Sales of Unregistered Securities
     No disclosure is required under Item 701 of SEC Regulation S-K.
Purchases of Equity Securities by Registrant
     Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, purchased any common shares of the Company during the fiscal quarter ended July 1, 2006. The Company does not currently have in effect a publicly announced repurchase plan or program.

Item 6. Selected Financial Data.
SELECTED FINANCIAL DATA (1)

	Six Months Ended
	July 1,	July 2,
	2006	2005 (2)	2005	2004	2003 (3)	2002	2001
Summary of Operating Results (Dollars in thousands)
Net sales	$32,883	$33,209	$105,488	$104,404	$123,137	$119,024	$129,361
Cost of sales	20,018	19,543	61,219	67,065	80,427	77,597	80,182
Gross profit	12,865	13,666	44,269	37,339	42,710	41,427	49,179
Gross profit as percent of net sales	39.1%	41.2%	42.0%	35.8%	34.7%	34.8%	38.0%
Selling, general and administrative expenses (4)	14,466	14,192	34,077	39,200	48,163	50,360	45,973
Restructuring and asset impairment charges (adjustments) (5)	2,556	349	1,619	17,341	2,563	2,837	(118)
Operating profit (loss)	(4,157)	(875)	8,573	(19,202)	(8,016)	(11,770)	3,324
Other income	130	90	385	419	151	800	800
Interest expense, net	(138)	(240)	(888)	(1,292)	(1,418)	(1,346)	(1,103)
Income (loss) from continuing operations, before income taxes and minority interest	(4,165)	(1,025)	8,070	(20,075)	(9,283)	(12,316)	3,021
Income tax (expense) benefit	(34)	(57)	(112)	(123)	(10,096)	4,191	(1,153)
Minority interest in income, net of tax	—	—	—	(1)	(17)	(25)	(42)
Earnings (loss) from continuing operations	(4,199)	(1,082)	7,958	(20,199)	(19,396)	(8,150)	1,826
Earnings (loss) from discontinued operations, net of income taxes (including $223 loss on disposal in 2003)	—	68	90	334	(2,310)	(3,730)	(894)
Net earnings (loss)	(4,199)	(1,014)	8,048	(19,865)	(21,706)	(11,880)	932

Additional Data
Basic earnings (loss) per common share	$(0.42)	$(0.10)	$0.82	$(2.02)	$(2.21)	$(1.23)	$0.10
Diluted earnings (loss) per common share	$(0.42)	$(0.10)	$0.79	$(2.02)	$(2.21)	$(1.23)	$0.10
Book value per share (at the end of period)	$0.90	$0.40	$1.13	$0.51	$2.58	$4.81	$6.44
Annual % change in net sales	(1.0%)	1.0%	1.0%	(15.2%)	3.5%	(8.0%)	(1.3%)
Annual % change in net earnings (loss)	(314.1%)	95.61%	140.5%	8.5%	(82.7%)	(1374.7%	215.6%
Pretax return on net sales	(12.7%)	(3.1%)	7.7%	(19.2%)	(7.5%)	(10.3%)	2.3%
Net earnings (loss) as a percentage of beginning net shareholders’ equity	(37.8%)	(20.4%)	161.6%	(78.2%)	(46.0%)	(19.7%)	1.6%

Item 6. Selected Financial Data. — continued
SELECTED FINANCIAL DATA (1)

	Six Months Ended
	July 1,	July 2,
	2006	2005 (2)	2005	2004	2003 (3)	2002	2001
Basic weighted average number of common shares outstanding (in thousands)	9,961	9,839	9,869	9,839	9,823	9,641	9,379
Diluted weighted average number of common shares outstanding (in thousands)	9,961	9,839	10,148	9,839	9,823	9,641	9,577

Financial Position at the End of Period (Dollars in thousands)
Total current assets	$34,809	$30,891	$36,066	$33,082	$44,379	$61,068	$69,676
Total current liabilities	18,816	17,785	15,348	18,209	18,533	20,141	14,471
Working capital (6)	15,993	13,106	20,718	14,873	25,846	40,927	55,205
Long-term debt, excluding current liability	439	294	533	479	2,141	5,760	5,162
Net shareholders’ equity	8,996	3,900	11,109	4,978	25,387	47,188	60,385
Net property, plant and equipment	2,419	2,542	2,371	2,718	9,369	10,910	10,917
Total assets	40,444	36,729	41,831	39,092	61,280	87,638	88,612
Capital expenditures	326	236	478	122	1,662	2,373	1,186
Depreciation and amortization of property, plant and equipment	239	318	590	1,336	1,762	1,779	1,674

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for information regarding the factors that have affected and affect the financial results of R.G. Barry Corporation and its subsidiaries (collectively, the “Company”). On May 17, 2006, the Company approved a change in its fiscal year end from the Saturday closest to December 31 to the Saturday closest to June 30. Accordingly, data for the six month-ended July 1, 2006 presented in this Transition Report on Form 10-K relates to the period from January 1, through July 1, 2006, otherwise known as the transition period. For all periods, except the six months ended July 2, 2005, the data set forth above under “Summary of Operating Results,” ‘Additional Data” and “Financial Position at the End of Period” are derived from the Company’s audited consolidated financial statements. For the six-month period ended July 2, 2005, this selected financial data is derived from unaudited condensed consolidated financial statements.

(2)	Certain amounts from prior years have been reclassified to conform with the current year’s presentation.

(3)	Fiscal year includes fifty-three weeks.

(4)	Under the provisions of Statement of Financial Accounting Standards 123R, adopted effective on January 1, 2006, the Company recorded, as part of selling, general and administrative expenses, $195,000 of stock compensation expense for the 2006 transition period.

(5)	The effect of the agreement reached with the landlord of the Company’s former distribution facility, which resulted in a payment of approximately $2.8 million, has been recognized in the consolidated results of operations as restructuring charges. See “Item 1. Business General – Changes in the Barry Comfort North America Group Business.”

(6)	Working capital is total current assets less total current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Introduction
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand our financial condition, changes in financial condition, results of operations and cash flows. This MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in this Transition Report on Form 10-K.
Change in Fiscal Year End
     On May 17, 2006, our Board of Directors adopted a new fiscal year for the Company. Our fiscal year now ends on the Saturday nearest June 30 of each year. Previously, the Company’s fiscal year ended on the Saturday nearest December 31. This change aligns our new fiscal year more closely with the seasonal nature of our business. Going forward, our fiscal year will continue to be either a fifty-two            or fifty-three week period. Our 2007 fiscal year will end on June 30, 2007 and is a fifty-two week period.
     Reflecting the fiscal year change, this MD&A compares the Company’s audited consolidated financial statements as of and for the six months ended July 1, 2006 (the “2006 transition period”) with the audited consolidated financial statements as of and for the six-month period ended July 2, 2005 (“six-month period 2005”). We are also including a discussion and analysis of our financial statements for our fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004. For the sake of brevity, we sometimes refer in this MD&A to our 2005, 2004 and 2003 fiscal years as “fiscal 2005,” “fiscal 2004” and “fiscal 2003,” respectively.
     Throughout this MD&A, data for all periods except as of and for the six-month period 2005, are derived from our audited consolidated financial statements, which appear in this report. All data as of and for the six-month period 2005 are derived from unaudited consolidated financial statements, which are not presented herein, but which were reported in our Quarterly Report on Form 10-Q for the period ended July 2, 2005.
The following table provides unaudited financial information for the 2006 transition period and the six-month period 2005.

	Six Months Ended	Six Months Ended
	July 1,	July 2,
	2006	2005 (Unaudited)

Net sales	$32,883	$33,209
Gross profit	12,865	13,666
Income (loss) from operations before income taxes	(4,165)	(1,025)
Net loss	(4,199)	(1,014)
Basic net loss per common share	$(0.42)	$(0.10)
Diluted net loss per common share	(0.42)	(0.10)

Critical Accounting Policies and Use of Significant Estimates
     A detailed description of our critical accounting policies and the estimates that management is required to make in the preparation of our financial statements is provided at the end of this MD&A.
Summary of Results for the 2006 Transition Period
     A principal goal for the 2006 transition period was to grow our business profitably by pursuing a core group of initiatives focused on: innovation within our product lines; continuing efforts to strengthen the relationships with our retailing partners and open distribution of our products in new retail channels; further enhancement of the image of our brands; and expansion of our portfolio of licensed brands.
     During the 2006 transition period, we accomplished the following:
▪	We had no outstanding indebtedness under our credit facility and our cash on hand was approximately $1.0 million at July 1, 2006, the last day of our 2006 transition period.

▪	We ended the 2006 transition period with approximately $21.8 million of availability under our credit facility.

▪	Our consolidated net sales for the 2006 transition period were just slightly lower than those reported during the six-month period a year earlier, despite action taken by our largest retailing partner in the first quarter of calendar 2006 to reduce on-hand inventories by reducing purchases from its supplier base.

▪	Our relationships with key retailing partners are strong and well-positioned for the upcoming critical holiday selling season.
     Looking ahead to our 2007 fiscal year, we will continue to pursue strategically driven initiatives that are designed to provide measurable and sustainable net sales and profit growth. However, because our business continues to be highly seasonal and dependent on the holiday selling season, there is significant inherent risk and potential cyclicality in our business. See the “Risk Factors” “Item 1A.” of this Transition Report on Form 10K.
Liquidity and Capital Resources
     Historically, we have utilized a variety of assets in the development, sourcing, marketing, warehousing, distribution, and sale of our products. Most of our assets are current assets and include primarily cash, trade receivables, and inventory.
     At the end of the 2006 transition period (July 1, 2006), current assets amounted to 86.1 percent of total assets, compared with 84.1 percent at the end of the six-month period 2005 (July 2, 2005). As of the end of the 2006 transition period, we reported $16.0 million in net working capital, compared to $13.1 million at the end of the six-month period 2005. The period-on-period increase of $2.9 million in working capital primarily reflected the net earnings reported for fiscal 2005, offset in part by the net loss incurred during the 2006 transition period.
     Our net working capital was $20.7 million at the end of our 2005 fiscal year (December 31, 2005) and $15.0 million at the end of our 2004 fiscal year (January 1, 2005). The year-on-year increase of $5.7 million in net working capital was primarily attributable to our net earnings reported in our 2005 fiscal year.
     The primary components of and changes in our net working capital were as follows:

▪	Our cash on hand at the end of the 2006 transition period when compared to the end of the six-month period 2005 was unchanged at approximately $1.0 million, as compared to $3.5 million at the end of fiscal 2005. The decrease in cash on hand of $2.5 million from the end of fiscal 2005 to the end of the 2006 transition period was essentially due to the seasonal nature of our business.

▪	Our net accounts receivable was $6.7 million at the end of the 2006 transition period, as compared to $5.2 million at the end of the six-month period 2005. The increase of $1.5 million in net receivables was due primarily to the timing of shipments and lower reserves at the end of June 2006 as compared to the end of June 2005. Our net receivables balance at the end of fiscal 2005 was $12.0 million. The decrease of $5.3 million from the end of fiscal 2005 to the end of the 2006 transition period was primarily attributable to the seasonality of our business.

▪	Net inventories increased by $3.0 million to $26.0 million at the end of the 2006 transition period from $23.0 million at the end of the same six-month period 2005. The period-on-period increase in our net inventories was due primarily to timing of our purchasing finished goods in preparation for the upcoming holiday selling season earlier in 2006 than we did in 2005 in preparation for the 2005 holiday selling season. Net inventories were $19.1 million at the end of fiscal 2005. The increase of $6.9 million in net inventories at the end of the 2006 transition period, in comparison to the end of fiscal 2005, was due primarily to the business cycle and seasonality of our business.

▪	We ended the 2006 transition period and the comparable six-month period 2005 with a $0 and $4.2 million balance, respectively, under our CIT ABL Facility, as further detailed in the “CIT Credit Facilities” section below. The decrease in our CIT ABL Facility loan balance is due mainly to our profitability during fiscal 2005 and our improved number of day’s outstanding cycle, which has resulted from a reduction in returned goods from our customers. We ended fiscal 2005 with a $0 balance under our CIT ABL Facility. Short-term notes payable of $2.6 million at the end of the 2006 transition period was primarily comprised of $2.2 million borrowed against the cash surrender value of life insurance policies on our non-executive chairman; the same amount borrowed against the cash surrender value of these life insurance policies was reflected at the end of fiscal 2005 and fiscal 2004.

▪	We reported $7.1 million and $4.0 million in accrued expenses at the end of the 2006 transition period and at the end of the six-month period 2005, respectively; as compared to $7.4 million at the end of fiscal 2005 and $6.4 million at the end of fiscal 2004. The six-month period-on-period increase of $3.1 million was primarily due to the following: approximately $1.8 million higher lease loss expense associated with our agreement to terminate the lease of our former distribution facility in Nuevo Laredo, Mexico; $240 thousand with respect to severance costs associated with the reorganization actions taken in June 2006; approximately $800 thousand higher short-term pension liabilities; and approximately $300 thousand higher general payroll related accruals.
     During the 2006 transition period, we reported capital expenditures of approximately $326 thousand. For the six-month period 2005, we reported capital expenditures of $236 thousand. No significant variance items accounted for the period-on-period increase in capital expenditures. Capital expenditures during fiscal 2005, fiscal 2004 and fiscal 2003 were approximately $478 thousand, $122 thousand and $1.7 million, respectively, while proceeds from the disposal of assets totaled approximately $7 thousand, $965 thousand and $1.2 million during those years. Capital expenditures for fiscal 2005 were consistent with our business model, which required a lower level of capital asset spending as compared to previous years when we operated our manufacturing plants. The disposition of assets and the related amount reported in fiscal 2004 were associated with the closing in 2004 of our manufacturing and distribution facilities in Mexico and Laredo, Texas. The capital expenditures for fiscal 2003 were primarily associated with our former distribution facility in Mexico, while the proceeds from disposition of assets were associated with the sale of our former Goldsboro, North Carolina warehouse facility.
     Our capital expenditures in the 2006 transition period and in fiscal 2005 and fiscal 2004 were funded out of working capital and reflected a much lower level of capital asset spending as compared to previous years when we operated our manufacturing plants. We expect our capital expenditures to be approximately $1.0 million in fiscal 2007, representing a variety of capital spending initiatives planned for that year.
     We do not anticipate any significant changes in the components of our working capital or in the use of our sources of liquidity during fiscal 2007.
2007 Liquidity
     We believe our sources of cash on hand, cash from operations and funds available under our CIT ABL Facility, as discussed below, and funds to become available under an anticipated new financing arrangement effective in April 2007 will be adequate to fund our operations and capital expenditures through fiscal 2007, including our anticipated restructuring costs accrued at the end of the 2006 transition period. Our current CIT ABL Facility expires on March 31, 2007, and we will be required to seek an extension of that facility or secure a new financing facility. While management believes the Company will be successful in obtaining an extension or a new facility on terms at least as favorable as the terms of the current CIT ABL Facility, the Company’s inability to obtain such an extension or a new credit facility would result in the Company lacking sufficient liquidity to fund its 2007 operations.
CIT Credit Facilities
     On March 29, 2004, we entered into a three-year financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”). On March 30, 2004, we borrowed approximately $12.6 million under this facility with CIT to repay all outstanding indebtedness and related charges under financing agreements with two other institutional lenders.
     On March 31, 2005, we entered into a two-year, asset-based lending facility with CIT (the “CIT ABL Facility”), which replaced our previous CIT facility. The CIT ABL Facility is a committed facility under which CIT is obligated to advance us funds so long as we comply with the CIT ABL Facility, including satisfying covenants requiring that we meet various financial condition and financial performance requirements.
     Under the CIT ABL Facility, we are required to meet various financial covenants. Covenants that are still applicable include: (i) minimum Tangible Net Worth (TNW”) at the end of each fiscal quarter in 2005 and 2006; (ii) Minimum Net Availability (“MNA”) at the end of each fiscal year; and (iii) a minimum Fixed Charge Coverage Ratio (“FCCR”) test at the end of each 12-month period ending at the end of each fiscal quarter. These capitalized terms are defined in the CIT ABL Facility. At the end of the 2006 transition period, we were in compliance with the two financial covenants, the TNW and the FCCR tests, which were applicable at the end of the 2006 transition period.
     The CIT ABL Facility provides us with advances in a maximum amount equal to the lesser of (a) $35 million or (b) a Borrowing Base (as defined in the CIT ABL Facility). The Borrowing Base is based primarily on the sum of (i) 80% of our total eligible accounts receivable; (ii) the amount of our eligible inventory; (iii) a $3.5 million overformula availability during our peak-borrowing season from April through October; and (iv) a $4.0 million allowance on our eligible intellectual property from January 1 to October 31. The CIT ABL Facility includes a $3 million subfacility for CIT’s guarantee of letters of credit to be issued by letter of credit banks. This amount is counted against the maximum borrowing amount noted above.

     Interest on the CIT ABL Facility is the JPMorgan Chase Bank prime rate plus 0.5%. Each month when our borrowing needs require inclusion of the $3.5 million overformula in the Borrowing Base, the interest rate will be increased by 0.5%. During the 2006 transition period, our borrowing needs did not require us to use any of the $3.5 million overformula. The CIT ABL Facility also includes an unused line fee of 0.5% per annum, payable monthly, charged on the unused portion of the $35 million line. During the 2006 transition period, we incurred unused line fees of approximately $97 thousand or $54 thousand higher than in the comparable six-month period in 2005.
     Indebtedness under the CIT ABL Facility is secured by a first priority lien and mortgage on substantially all of our assets, including accounts receivable, inventory, intangibles, equipment, intellectual property, and real estate. The indebtedness has also been guaranteed by our subsidiaries and is further secured by a pledge of the shares of our subsidiaries.
     As of the end of the 2006 transition period, we had approximately $21.8 million available under the CIT ABL Facility.
Other Short-term Debt
     In March 2004, we borrowed $2.2 million against the cash surrender value of life insurance policies insuring our non-executive chairman. Consistent with prior reporting periods, the $2.2 million indebtedness is classified within short-term notes payable in the accompanying consolidated balance sheets at July 1, 2006, December 31, 2005 and January 1, 2005.
Other Long-term Indebtedness and Current Installments of Long-term Debt
     On August 11, 2005, pursuant to a written agreement with the Company, the co-founder of the Company and the mother of our chairman, transferred to the Company all of her product designs and patent rights for the category of products sold by the Company, entered into a covenant not to compete with the Company for so long as payments are owing under such agreement and for one year thereafter, and released all unpaid claims that would have accrued under a previous royalty agreement with the Company. In consideration, the Company agreed to pay to this individual the sum of $600,000, in 24 quarterly payments of $25,000 each through April 2011. Effective August 11, 2005, we computed the net present value of this obligation at approximately $495 thousand, discounted at 7%, and charged that amount to earnings accordingly. As of July 1, 2006, we reported approximately $73 thousand of the outstanding net present value amount as current installments of long-term debt and $350 thousand as long-term debt.
     In addition, as of July 1, 2006, we reported approximately $322 thousand and $89 thousand as current installments of long-term debt and the remaining long-term debt, respectively, related to notes issued by our Fargeot subsidiary.
Other Matters Impacting Liquidity and Capital Resources
     Off-Balance Sheet Arrangements and Contractual Obligations
     We have traditionally leased facilities under operating lease transactions for varying term lengths, ranging generally from three years to five years, often with options for renewal. On occasion, we have also leased certain equipment utilizing operating leases. These leasing arrangements have allowed us to pay for the facilities and equipment over the time periods they are utilized, rather than committing our resources initially to acquire the facilities or equipment. All leases have been accounted for as operating leases, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, as amended. Our future off-balance sheet non-cancelable operating lease obligations are discussed in Note (6) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Transition Report on Form 10-K.

     The following table summarizes our contractual obligations for both long-term obligations that appear on our consolidated balance sheet, as recognized in our consolidated financial statements, and so-called “Off-Balance Sheet Arrangements”, as discussed in the notes to our consolidated financial statements:

	Payments due by period
					More
		Less than	1 – 3	3 – 5	than 5
	Total	1 year	years	years	years
	(in thousands of dollars)
CONTRACTUAL OBLIGATIONS:
recognized on the books and records of the Company

Short-Term Debt	$2,200	$2,200	—	—	—

Long-Term Debt, Current and Non-Current Portions	$834	$395	$252	$187	None

Capital Lease Obligations	None	None	None	None	None

Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company *	$12,193	*	*	*	*

CONTRACTUAL OBLIGATIONS:
considered “off-balance sheet arrangements”

Operating Leases – see also Note (6) of the Notes to Consolidated Financial Statements	$417	$359	$58	—	—

Purchase Obligations in the ordinary course of business **	$15,211	$15,211	None	None	None

Interest has been excluded from the long-term debt obligations noted above.

*	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company represent accrued cumulative future obligations under our Associate Retirement Plan of approximately $4.1 million; accrued cumulative future obligations under our Supplemental Retirement Plan of approximately $7.4 million; and accrued cumulative future obligations from employee salary withholdings under our salary deferred compensation plan of approximately $700 thousand. The timing of future cash outflows related to these obligations is not readily determinable, as it is totally dependent upon the timing of future associate retirements. Following the requirements under SFAS No. 87, Accounting for Pensions, as amended, during the 2006 transition period, fiscal 2005 and fiscal 2004, we recorded a charge to Other Comprehensive Income (Loss) to recognize the effect of actuarial assumptions and market value changes as of the March 31, 2006 and September 30, 2005 and 2004 evaluation dates for the 2006 transition period, fiscal 2005 and fiscal 2004, respectively. The effect resulting from this charge (decreased)

increased the aggregate liability under the Associate Retirement Plan and the Supplemental Retirement Plan by ($1.75 million), $2.0 million and $597 thousand, in the 2006 transition period, fiscal 2005 and fiscal 2004, respectively, with a corresponding (adjustment) charge to Other Comprehensive Income (Loss), as applicable.

**	We acquire inventory and merchandise in the ordinary course of business, issuing both purchase orders and letters of credit to acquire merchandise from suppliers. Commitments in the ordinary course of business are included above as “off-balance sheet arrangements”. There are no material outstanding commitments other than those represented as part of our ordinary course of business.
We last paid cash dividends in 1981. We have no current plans to resume payment of cash dividends or to establish a program to acquire common shares for treasury. We anticipate continuing to use our cash resources to fund the operating needs of the business.
2006 Transition Period Results Compared with Six-Month Period 2005 Results
     We operate in two different reportable segments: “Barry Comfort North America”, which designs and markets at- and around-the-home comfort footwear for sale essentially in the United States and Canada; and “Barry Comfort Europe”, which produces and markets at- and around-the-home comfort footwear principally in Western Europe. See also Note (14) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Transition Report on Form 10-K, for a breakdown of net sales by geographic region and by segment of our operations.
     During the 2006 transition period, consolidated net sales from continuing operations totaled $32.9 million, as compared to $33.2 million for the six-month period 2005. Net sales for Barry Comfort North America were $28.5 million during the 2006 transition period compared to $28.6 million for the six-month period 2005. The period-on-period comparison reflects approximately $1.9 million lower net sales to Wal-Mart, offset by $1.8 million higher net sales in a variety of other channels. Net sales for Barry Comfort Europe were $4.4 million for the 2006 transition period, representing a decrease of $147 thousand from the six-month period 2005. No significant variances contributed to the change in net sales for Barry Comfort Europe for the two periods. Going forward, as mentioned in previous disclosures, we will continue to look for a more strategically suitable owner for our Fargeot business.
     Consolidated gross profit in the 2006 transition period was $12.9 million, representing a decrease of $801 thousand when compared to the six-month period 2005. Gross profit as a percent of net sales decreased to 39.1 percent in the 2006 transition period, compared to 41.2 percent in the six-month period 2005. The period-on-period decrease in gross profit dollars and as a percentage of sales is primarily due to the effect of the favorable adjustments recorded during the first six months of fiscal 2005 with respect to promotions, sales incentives, and sales returns. These favorable adjustments were recorded as a result of our better-than-expected sell through rates experienced during the fiscal 2004 holiday season. These favorable adjustments did not reoccur during the 2006 transition period.
     Our consolidated selling, general and administrative expenses (“SG&A”) increased by approximately $274 thousand from $14.2 million in the six-month period 2005 to $14.5 million in the 2006 transition period. Most of this increase was reported in our Barry Comfort North America business segment and related to corporate administration expense. Significant variance items in our corporate administration expense were as follows:
•	Higher salary expense of approximately $203 thousand due primarily to the overlap during the 2006 transition period of service by our former Chief Executive Officer Thomas Von Lehman and our current President and Chief Executive Officer Greg Tunney.

•	Higher compensation costs for share-based awards of approximately $195 thousand as we adopted SFAS No. 123R effective January 1, 2006.

•	Favorable adjustment of approximately $212 thousand to our bonus incentive accrual established at the end of fiscal 2005, offset by higher incentive expense of approximately $130 thousand with respect to the incentive expense accrued for the 2006 transition period.
     Consolidated restructuring charges and adjustments recognized in the 2006 transition period amounted to approximately $2.6 million compared with $350 thousand recognized as restructuring and asset impairment charges and adjustments in the six-month period 2005. The period-on-period increase of approximately $2.3 million in restructuring charges and adjustments reflects the increase in our accrual at the end of the 2006 transition period for our settlement of the lease agreement with the respect to the former distribution facility in Mexico, as well as the reorganization actions taken in June 2006 to eliminate certain U.S.-based staff positions.
     Consolidated net interest expense in the 2006 transition period was $171 thousand or $68 thousand lower than in the six-month period 2005. The daily average borrowings under our CIT ABL Facility for the 2006 transition period and the six-month period 2005 were approximately $240 thousand and $1.4 million, respectively. The period-on-period reduction in our interest expense and our daily average borrowings reflect the benefits of our profitability in fiscal 2005, which offset the higher interest rates on our borrowed funds during the prior twelve-month period and the higher period-on-period unused line fees incurred with CIT. The weighted-average interest rate on our short-term borrowings was 8.3 percent and 6.8 percent during the 2006 transition period and the six-month period 2005, respectively.
     For the 2006 transition period, we incurred a consolidated pre-tax loss of $4.2 million as compared to a consolidated pre-tax loss of $1.0 million incurred during the six-month period 2005. We recognized income tax expense of $34 thousand and $57 thousand for the 2006 transition period and the six-month period 2005, respectively. The income tax expense recognized in those periods was primarily related to our French subsidiary, which reported income for those periods. See also Note (7) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” of this Transition Report on Form 10-K.
     Earnings from discontinued operations, net of income taxes, were $0 and $68 thousand for the 2006 transition period and the comparable six-month period in 2005, respectively.
     For the 2006 transition period, we reported a consolidated net loss of $4.2 million or $0.42 per diluted share, compared to a consolidated net loss of $1.0 million or $0.10 per diluted share, for the six-month period 2005.
Fiscal 2005 Results Compared with Fiscal 2004
     During fiscal 2005, consolidated net sales from continuing operations totaled $105.5 million, which was relatively flat when compared to the same period a year earlier ($104.4 million). Net sales for Barry Comfort North America were $97.7 million in fiscal 2005 compared to $96.3 million a year earlier. Although net sales in this segment were relatively flat year-on-year, our business showed increases with certain of our key mass merchandising channels and modest decreases in other store channels. The year-on-year increase in net sales to our customers in the mass-market channel was essentially due to higher sell through rates, especially during the month of December 2005, as compared to the same month in the previous year.
     Net sales for Barry Comfort Europe decreased to $7.8 million in fiscal 2005 from $8.1 million in fiscal 2004. The slight year-on-year decrease in net sales in Europe was primarily due to a reduction of business within the export channels of our Fargeot subsidiary. The year-on-year decrease in Fargeot’s export business was primarily due to the strengthening of the Euro currency as compared to the dollar and other world currencies.
     Consolidated gross profit in fiscal 2005 increased to approximately $44.3 million from $37.3 million in fiscal 2004. Gross profit as a percent of net sales increased to 42.0 percent in fiscal 2005, compared to 35.8 percent in fiscal 2004. The increase in consolidated gross profit, as a percent of net sales, was due primarily to the full-year benefit of lower cost purchases of outsourced goods from third-party suppliers. Following the closing our operations in Mexico during fiscal 2004, we outsourced 100 percent of our product needs to China during fiscal 2005. The consolidated gross profit results also included, as previously reported, the benefit of certain true-up adjustments made during fiscal 2005 to our sales returns and promotion allowances. These adjustments, which favorably impacted our gross profit results by approximately $1.7 million, were a consequence of our better than expected sell through rates experienced during the 2004 holiday selling season as compared to our internal estimates.
     Our consolidated SG&A expenses declined by $5.1 million from $39.2 million in fiscal 2004 to $34.1 million in fiscal 2005. A substantial portion of this decline was reported in our Barry Comfort North America segment. Our SG&A in fiscal 2005 was impacted by the following factors:
•	Lower shipping and logistics expenses in fiscal 2005 of approximately $4.1 million, essentially due to the closure of our distribution facilities in Mexico and Laredo, Texas;

•	Lower selling expenses of approximately $1.3 million, primarily due to lower payroll and benefit expenses that resulted from a reduction of headcount;

•	Lower corporate administration expenses in fiscal 2005 of approximately $860 thousand due to a reduction in pension and other benefits, a reduction of CIT factoring fees, a decrease in consulting fees, offset by an increase in incentive expenses;

•	Higher marketing expenses in fiscal 2005 of approximately $1.0 million related to our higher spending in market research, advertising and other brand promotion activities;

•	Higher expenses in fiscal 2005 of approximately $170 thousand in our sourcing expense area due to our increased outsourcing activities as we transitioned to a 100% outsourced model.
     The aggregate net reduction in consolidated SG&A expenses resulted from the full year’s benefit of operating our business under the new model in fiscal 2005. As noted previously, going forward, we do not anticipate significant variations in our consolidated SG&A expenses from what we reported for fiscal 2005.
     Consolidated restructuring charges and adjustments recognized in fiscal 2005 amounted to $1.6 million compared with $17.3 million of restructuring and asset impairment charges and adjustments in fiscal 2004. During fiscal 2005, we did not engage in any new restructuring activities. Restructuring charges and adjustments incurred during fiscal 2005 represented essentially an ongoing lease commitment associated with our former distribution facility in Mexico and other exit costs, such as payroll expenses, professional fees, and insurance expenses related to our restructuring actions taken during fiscal 2004. The fiscal 2004 charges to earnings primarily included: $7.1 million in asset impairment charges, of which $4.2 million were impairment charges on our property, plant and equipment and approximately $2.7 million were impairment costs related to the unamortized duty acceleration balance, as discussed under the “Acceleration of NAFTA Tariff Reductions” section below. During fiscal 2004, we also reported $4.2 million for employee separation costs; $3.3 million in non-cancelable lease costs; and $2.7 million in other exit costs, such as manufacturing patents and unamortized duty acceleration costs, resulting from our restructuring actions taken during that fiscal year. See Note (15) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Transition Report on Form 10-K.
     Consolidated net interest expense decreased in fiscal 2005 to $900 thousand from $1.3 million in fiscal 2004. The daily average borrowings outstanding under our previous credit facility with CIT and the current CIT ABL Facility was approximately $7.6 million in fiscal 2005, compared to $16.3 million in fiscal 2004 under our previous CIT facility and other lines of credit with our former primary lenders. The year-on-year decrease of $8.7 million in our daily average borrowings outstanding reflects the favorable impact of the changes made to our business model and the operating results achieved in fiscal 2005. The weighted-average interest rate on short-term borrowings during fiscal 2005 increased to 7.7 percent from 5.2 percent in fiscal 2004, reflecting the net effect of the increase in market rates.
     The pre-tax profit from continuing operations increased to $8.1 million in fiscal 2005 from a pre-tax loss of $20.1 million in fiscal 2004. We recognized a tax expense of $112 thousand primarily related to the alternative minimum corporate income tax rules under U.S. Federal income tax law. In fiscal 2004, our tax expense was approximately $123 thousand, representing primarily foreign taxes incurred by our subsidiaries in Mexico throughout most of fiscal 2004. See also Note (7) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Transition Report on Form 10-K.
     Our net profit from continuing operations was nearly $8.0 million in fiscal 2005 as compared to the $20.2 million loss from continuing operations in fiscal 2004.
     During fiscal 2005, we received $90 thousand, net of $2 thousand income tax, as royalty payments from the buyer of our former Vesture subsidiary. These payments were made under the agreement related to the sale of our former thermal product business. During fiscal 2004, we received from Vesture’s buyer $334 thousand mainly related to the promissory note as final payment on the earlier sale of that business. We recorded both payments as part of our discontinued operations. Beyond the provisions involved in the sale agreement, we did not have any continuing involvement in the thermal product business during fiscal 2005.
     For fiscal 2005, we reported consolidated net earnings of $8.0 million or $0.79 per diluted share, compared to a consolidated net loss of $19.9 million or $2.02 per diluted share in fiscal 2004.
Fiscal 2004 Results Compared With Fiscal 2003
     During fiscal 2004, consolidated net sales from continuing operations totaled $104.4 million, a decrease of approximately 15.2 percent from fiscal 2003. Net sales for Barry Comfort North America decreased 15.5 percent in fiscal 2004 to $96.3 million from $113.9 million in fiscal 2003. The decrease in net sales for Barry Comfort North America occurred principally among our department store customers and reflected in part the initiatives undertaken in fiscal 2004 to build a new operating model by simplifying our product offering and servicing a core of key customers profitably. The decrease in net sales was also due to the negative impact of customer concerns regarding our liquidity challenges in early 2004, their adverse reaction to our more restrictive returns policy, and competition from in-store private label programs.
     Net sales for Barry Comfort Europe decreased to $8.1 million in fiscal 2004 from $9.3 million for the same period in fiscal 2003. The decrease in net sales in Europe was primarily due to a reduction of business within the export channels of our Fargeot subsidiary. This decrease primarily resulted from the strengthening of the Euro currency in fiscal 2004 as compared to the dollar and other world currencies.
     Consolidated gross profit in fiscal 2004 decreased to approximately $37.3 million from $42.7 million in fiscal 2003. Consolidated gross profit as a percent of net sales increased to 35.8 percent in fiscal 2004, compared to 34.7 percent in fiscal 2003. The increase in gross profit as a percent of net sales was due primarily to the benefit of lower cost purchases from third-party suppliers of outsourced goods. The benefit of lower cost purchases began to reflect itself during the second half of fiscal 2004 and even more so in the last quarter of fiscal 2004.
     Consolidated SG&A expenses declined by $9 million in fiscal 2004 to $39.2 million, compared with $48.2 million in fiscal 2003. The decrease occurred primarily in three of our key business expense areas noted as follows. First, approximately $3.6 million of the total year-on-year reduction in SG&A expenses occurred in our selling and marketing expense areas and was consistent with our new operating business model to be more customer-customer-specific in our selling activities. Second, approximately $3.4 million of the decline in SG&A expenses from fiscal 2003 was related to our closing of the support operations office in San Antonio, Texas. Lastly, approximately $1.8 million of the reduction in SG&A expenses was in shipping expenses and was also the result of our overall decision to exit manufacturing, distribution, and operations support activities in Mexico and Laredo, Texas.
     Consolidated restructuring and asset impairment charges recognized in fiscal 2004 amounted to $17.3 million compared with $2.6 million recognized in fiscal 2003. The significant increase in restructuring and asset impairment charges resulted primarily from the initiatives undertaken in fiscal 2004 to close all manufacturing and distribution facilities in Mexico and Laredo, Texas. These charges primarily included approximately $7.1 million in asset impairment charges, of which $4.2 million were impairment charges on our property, plant and equipment and approximately $2.7 million were impairment costs related to the unamortized duty acceleration balance, as discussed under the “Acceleration of NAFTA Tariff Reductions” section below. Furthermore, the fiscal 2004 restructuring and asset impairment charges included about $4.2 million for employee separation costs; approximately $3.3 million in non-cancelable lease costs; and approximately $2.7 million in other exit costs. See also Note (15) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” of this Transition Report on Form 10-K.
     Consolidated net interest expense decreased slightly in fiscal 2004 to $1.3 million from $1.4 million in fiscal 2003. The daily average seasonal borrowings outstanding under our credit facility with CIT and credit arrangements with predecessor lenders decreased to $16.3 million in fiscal 2004 from $19.5 million in fiscal 2003 under credit arrangements with these predecessor lenders. The weighted-average interest rate on short-term borrowings in fiscal 2004 increased to 5.2 percent from 3.9 percent in fiscal 2003, reflecting a general increase in market rates and a change in our lending arrangements with CIT.
     Our consolidated operating results from continuing operations for fiscal 2004 reflected the results of initiatives to develop and establish a new operating model. The pre-tax loss from continuing operations increased to $20.1 million in fiscal 2004 from a pre-tax loss of $9.3 million a year earlier. We recognized a tax expense of $123 thousand, primarily foreign taxes incurred by our subsidiaries in Mexico through most of fiscal 2004. In fiscal 2003, our tax expense was approximately $10.1 million and was mostly related to the valuation allowance established in that year against the deferred tax assets. See also Note (7) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Transition Report on Form 10-K.
     Our net loss from continuing operations was $20.2 million in fiscal 2004 as compared to the $19.4 million net loss from continuing operations a year earlier.
     During fiscal 2004, we received from Vesture’s buyer $334 thousand mainly related to the promissory note as final payment on the earlier sale of that business. During fiscal 2003, we reported a net loss from discontinued operations of approximately $2.3 million.
     Including earnings from discontinued operations, we reported a consolidated net loss of $19.9 million in fiscal 2004, or $2.02 per diluted share, compared with a consolidated net loss of $21.7 million, or $2.21 per diluted share, in fiscal 2003.
Other Matters Relevant to Financial Condition and Results of Operations
Acceleration of NAFTA Tariff Reductions
     In connection with the discontinuation in 2004 of our manufacturing operations in Mexico, we recognized as an asset impairment loss in 2004 the unamortized balance of $2.7 million, which represented the remaining balance of the costs associated with our agreement to pay two consulting firms for their successful efforts in eliminating duties imposed on slippers imported from Mexico. See also Note (15) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Transition Report on Form 10-K.

Foreign Currency Risk
     Substantially all of our sales were conducted in North America and denominated in U.S. Dollars during the 2006 transition period. For any significant sales transactions denominated in other than U.S. Dollars, we have generally followed the practice of hedging against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from currency fluctuations. At the end of the 2006 transition period and at the end of fiscal 2005 and 2004, there were no such foreign exchange contracts outstanding.
     Most of our product is purchased from third party manufacturers in China. While our purchases are contracted in U.S. Dollars, should there be a change in the valuation of the Chinese Renminbi, the cost structure of our suppliers could change. A revaluation of the Renminbi could result in an increase in the costs of our products, depending mostly upon the competitive environment and the availability of alternative suppliers.
License Agreement for European Distribution
     In fiscal 2003, we entered into a five-year licensing agreement for the sale and marketing of our slipper products with a British footwear and apparel firm. This distributor-type license agreement allows us to continue servicing the at- and around-the-home footwear market in Europe without incurring overhead costs. We do not expect the annual royalty fees resulting from this agreement to be significant to the overall operations of our business. We reported $107 thousand, $385 thousand, $419 thousand and $151 thousand for the 2006 transition period, fiscal 2005, fiscal 2004 and fiscal 2003, respectively, as royalty payments received from the licensee related to this licensing agreement.
     We continue to maintain our Fargeot footwear subsidiary, which operates in southern France. Fargeot is not part of this licensing agreement.
“30-day Letter” from the Internal Revenue Service
     On June 8, 2004, we received a “30-day letter” from the Internal Revenue Service (“IRS”) proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4.0 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, we submitted to the IRS a letter protesting the proposed adjustments and reiterating our position. The IRS requested and we consented to an extension of the statute of limitations to June 30, 2007.
     In September 2005, we met with the IRS and after reviewing the facts and arguments of this case, the IRS requested additional information to support the Company’s position. In December 2005, we supplied the requested additional information to the IRS.
     In March 2006, the IRS requested that we provide additional information and evidence to support the timing of our deductions taken during the period noted above. In June 2006, we met with the IRS to review the additional information supporting the deductions taken by the Company. In that meeting, the IRS requested additional information that would more specifically support and validate our deductions. We expect to meet with the IRS again to further discuss the information we have furnished to the IRS.
     As previously reported, we are vigorously contesting the IRS’s proposed adjustments. In our opinion, the resolution of these matters is not expected to have a material effect on our financial position or results of operations.

Critical Accounting Policies and Use of Significant Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires that we make certain estimates. These estimates can affect our reported revenues, expenses and results of operations, as well as the reported values of certain of our assets and liabilities. We make these estimates after gathering as much information from as many resources, both internal and external, as are available to us at the time. After reasonably assessing the conditions that exist at the time, we make these estimates and prepare our consolidated financial statements accordingly. These estimates are made in a consistent manner from period to period, based upon historical trends and conditions and after review and analysis of current events and circumstances. We believe these estimates reasonably reflect our current assessment of the financial impact of events whose actual outcome will not become known to us with certainty until some time in the future.
     A summary of the critical accounting policies requiring management estimates follows:
     (a) We recognize revenue when goods are shipped from our warehouses and other third-party distribution locations, at which point our customers take ownership and assume risk of loss; collection of the relevant receivable is probable; persuasive evidence of a sale arrangement exists; and the sales price is fixed and determinable. In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, recognizing as well a corresponding reduction in our reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading toward and through the holiday selling season; and other related factors.
     Historically, we receive and process customers returns during the first few months of every calendar year, thus our returns allowance typically reflects a zero balance at the end of the first six-month period in the calendar year, unless special return privileges are granted to our customers that would require us to establish the related reserves at the end of that period. Allowances for returns established at the end of the 2006 transition period and the end of the six-month period 2005 were $862 thousand and $0, respectively. The period-on-period increase in allowances for returns was due mainly to return privileges granted to one of our chain store customers with respect to a spring program and to one of our department store customers associated with a transition program in basic slipper products. Return allowances were approximately $4.4 million and $4.1 million at the end of the 2005 and 2004 fiscal years, respectively. The decrease in allowances for returns of approximately $3.5 million from the end of fiscal year 2005 to the end of the 2006 transition period is consistent with our business cycle as described above.
     Allowances for promotions and other sales incentives established at the end of the 2006 transition period and six-month period 2005 were approximately $1.1 million and $2.9 million, respectively. The period-on-period decrease of $1.8 million in our allowances for promotions and sales incentives resulted from the following: (i) we recorded a net favorable adjustment to our allowances for promotions and sales incentives of approximately $470 thousand in the second half of fiscal 2005 related to better than anticipated over-the-counter sales, experienced during the selling season of the 2004 fiscal year; (ii) during the 2006 transition period, we received customer claims for promotions and sales incentives granted for the 2005 fall season and accrued for at the end of 2005 fiscal year much earlier than in the previous year and processed those claims accordingly, representing a reduction in the accrual of approximately $1.3 million, when compared to the same period a year earlier. The earlier receipt and processing of customer claims related to promotions and sales incentives is consistent with the changes effected in our business model, which has been based on a more customer-specific sell-in approach since fiscal 2004.
     Allowances and promotions and other sales incentives at the end of the 2005 and 2004 fiscal years were $9.6 million and $8.0 million, respectively. The year-on-year increase in our allowances for promotions and other sales incentives reflected, as previously reported, our initiatives undertaken during fiscal year 2005 of collaborating more closely with our customers by promoting goods in season, thus attempting to reduce returns.
     During the 2006 transition period and in our 2005, 2004, and 2003 fiscal years, we recorded approximately $4.1 million, $4.0 million, $9.4 million, and $11.0 million, respectively, as the sales value of merchandise returned by our customers. The sales value of merchandise returned by our customers noted for the 2006 transition period and the 2005 fiscal year, as compared to the values noted in our 2004 and 2003 fiscal years, are more representative of our current business model and reflect the positive results of our initiatives of collaborating more closely with our key retailing partners. During the 2006 transition period and in our 2005, 2004 and 2003 fiscal years, we recorded approximately $1.0 million, $9.5 million, $10.5 million, and $11.0 million, respectively, as reductions from gross sales, for consumer promotion activities undertaken with our customers. The significant variance in the reductions from gross sales, when comparing the 2006 transition period to the 2005, 2004 and 2003 fiscal years, is essentially due to the seasonal nature of our business, which is heavily dependant on the holiday selling season.
     We have been successful thus far in our initiatives of collaborating with our retailing partners to achieve mutually satisfactory sell-through rates by promoting goods in season, thus positively impacting the level of returns. However, due to the continuing highly seasonal nature of our business, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations could be different than those estimates noted above.
     (b) We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of our prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on our evaluation. At the end of the 2006 transition period, we estimated that the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $463 thousand, compared with a similar estimate of $498 thousand at the end of the six-month period 2005. There were no significant variance items noted in our period-on-period net realizable inventory evaluation. During the 2006 transition period, we continued to consistently focus our initiatives on reducing inventory investment across all product categories. At the end of our 2005 and 2004 fiscal years, we estimated that the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $1.4 million and $1.6 million, respectively. The year-on-year decrease in the amount by which our FIFO cost of a portion of our inventory exceeded the estimated net realizable value was primarily due to the change in our business model, which based on our Company-sponsored market research, resulted in a more consumer-targeted product offering during fiscal year 2005.
     Inventory write-downs, recognized as part of cost of sales for continuing operations, amounted to $358 thousand and $447 thousand during the 2006 transition period and the six-month period 2005, respectively. No significant variance items were noted in our evaluation of inventory write-downs from period to period.
     Inventory write-downs, recognized as part of cost of sales for continuing operations, were $1.6 million during fiscal year 2005, $2.1 million during fiscal 2004, and $5.4 million during fiscal year 2003. The downward trend of inventory write-downs over a three-year period reflects the results of better managing our inventory investment and also shows the favorable results of our disciplined approach in selling closeout inventory.

     Inventory write-downs, recognized as part of cost of sales for discontinued operations, totaled $0, $0, $7 thousand, and $1.2 million during the 2006 transition period, fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively. As previously reported, the inventory write-down of $1.2 million in fiscal year 2003 was related to the sale of certain assets of our former Vesture thermal product subsidiary.
     As we continue to work with our current business model and considering the ever-changing retail landscape, it is possible that our estimates to represent our inventory at the net realizable value could be different than those reported in previous years.
     (c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the recently concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of our deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. We record a valuation allowance when it is more likely than not that some portion or all of our deferred tax assets will not be realized. Accordingly, beginning with year-end fiscal 2003, we established a valuation allowance against the value of those deferred tax assets. Given our recent operating results, there is no historical assurance that future taxable income will be generated to offset these deferred deductible items. Consistent with our accounting policy, we have established a valuation allowance against the net deferred tax assets in the amount of $18.3 million at the end of the 2006 transition period; and $18.4 million and $21.3 million at the end of fiscal year 2005 and fiscal year 2004, respectively. (See also Note (7) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statement and Supplementary Data” of this Transition Report on Form 10-K.) Should our profits continue to improve in the future and it becomes more likely than not that those deferred tax items will become realizable deductions in future years, we will recognize that benefit by reducing our reported tax expense in the future years.
     (d) As of the end of the 2006 transition period, we had approximately $28.2 million of net operating loss carry-forwards for U.S. federal income tax purposes. Loss carry-forwards in the U.S. are generally available for up to twenty years in the future. The loss carry-forwards for U. S. federal income tax purposes are available and can be used to offset current year income, subject to alternative minimum corporate income tax rules, starting in fiscal year 2007, and expiring through fiscal year 2026. For the 2006 transition period and the six-month period 2005, we reported tax expense of $34 thousand and $57 thousand, respectively, which was essentially associated with our Fargeot subsidiary’s net earnings reported in those periods.
     For fiscal year 2005, we reported an alternative minimum tax liability for U.S. federal income tax purposes of approximately $114 thousand. This alternative minimum tax is eligible for carry-forward treatment under U.S. federal income tax regulations and will be recovered through future offset against tax liabilities.
     (e) We make estimates of the future costs associated with restructuring plans related to operational changes announced during the year. These estimates are based upon the anticipated costs of employee separations; an analysis of the impairment in the value of any affected assets; anticipated future costs to be incurred in settling remaining lease obligations, net of any anticipated sublease revenues; and other costs associated with the restructuring plans. As of the end of the 2006 transition period, we had an accrual of $3.2 million reflecting our estimate of future costs related to restructuring plans and operational changes, which included approximately $2.9 million with respect to the lease commitment on our former distribution facility in Mexico. (See also Note (15) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statement and Supplementary Data” of this Transition Report on Form 10-K.) The accrued amount related to our former facility in Mexico reflects the agreement reached in August 2006 with the lessor of that facility that relieves the Company from any future obligations with respect to the lease agreement on that facility. The accrued balance at the end of the 2006 transition period also includes approximately $330 thousand with respect to severance costs related to a reorganization action undertaken in June 2006, which reduced staff positions in both our corporate office and our distribution center facility in Texas. The primary objective of this recent reorganization action was to realign certain of our resources more strategically in support of our goals and objectives for fiscal 2007 and beyond. At the end of the six-month period 2005, we had accrued $1.2 million as our estimate of future costs related to restructuring and operational changes. The period-on-period increase in our restructuring accrual of $2.0 million was primarily due to reserves associated with the resolution of the lease commitment of our former distribution facility referred to earlier.
     The accrued balance of $1.4 million reported at year-end in fiscal 2005 reflected primarily the then ongoing lease commitment related to our former distribution facility in Mexico, which was closed as part of our reorganization initiatives undertaken during fiscal 2004. At the end of fiscal 2004, we had an accrued balance of $2.7 million related primarily to the restructuring and reorganization activities associated with closing our former manufacturing operations and distribution facilities located in Mexico and Laredo, Texas. The year-on-year decrease in our restructuring related accrual was primarily due to the ongoing lease commitment referred to earlier.
     During the 2006 transition period, we charged to earnings $2.6 million as restructuring charges and adjustments, representing essentially the resolution of the lease obligation and the reorganization action resulting in reduced staff positions noted earlier and other exit costs such as payroll expenses, professional fees, and insurance expenses associated with our restructuring actions taken during fiscal 2004. During fiscal year 2005, we charged to earnings $1.6 million as restructuring charges and adjustments primarily related to the ongoing lease obligation and other exit costs. During fiscal year 2004, we charged to earnings $17.3 million as restructuring and asset impairment charges for the previously reported reorganization actions completed during fiscal year 2004.
     Should the actual costs of restructuring activities exceed our estimates, the excess costs will be recognized in the following period. Conversely, should the costs of restructuring be less than the amounts estimated, future periods would benefit by that difference. (See Notes (8) and (15) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statement and Supplementary Data” of this Transition Report on Form 10-K for additional information concerning accrued expenses and restructuring and asset impairment charges, respectively.)
     (f) We sponsor a noncontributory retirement plan for the benefit of salaried and nonsalaried employees, the Associates’ Retirement Plan (“ARP”). Effective as of close of business day on March 31, 2004, the ARP retirement plan was frozen and has remained frozen since that time. Our company also sponsors a Supplemental Retirement Plan (“SRP”) for certain officers and other key employees as designated by our Board of Directors. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits. Effective as of close of business day on March 31, 2004, the SRP retirement plan was frozen; however, effective as of January 1, 2005, the SRP was unfrozen with respect to two “reactivated participants” who had been participants in the SRP prior to March 31, 2004 and were designated by our Board of Directors. Effective as of January 1, 2005, pension benefit accruals resumed for the reactivated participants; however, no pension benefits accrued for these two individuals during the period beginning March 31, 2004 and ending December 31, 2004. From and after March 31, 2004, (a) no new individual may become a participant in the SRP; (b) except with respect to the reactivated participants, no additional pension benefits will accrue; (c) benefits will begin to be distributed no earlier than the date a participant terminates employment with the Company.
     The actuarial valuation of our ARP and SRP benefit costs, assets and obligations affects our financial position, results of operations and cash flow. These valuations require the use assumptions and long-range estimate. These assumptions include, among others, the following: assumptions regarding interest and discount rates, assumed long-term rates of return on pension plan assets, and projected rates of salary increases. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions, which maybe caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, intangible assets, and shareholders’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to valuate liabilities or declines in the fair value of plan assets, may result in voluntary decisions or mandatory requirements to make additional contributions to our qualified pension plan.
     During the 2006 transition period, we recorded approximately $1.8 million favorable pension liability adjustment as a result of an increase in the fair value of our assets and continued increase in the long-term interest rates. We have consistently used the Moody’s Aa Corporate Bonds rate as a general rule in setting the annual rate to measure our pension obligations. The rate used approximates the rate at which our pension liabilities could effectively be settled at the measurement date. To the extent the discount rate increases or decreases, our pension obligation is increased or decreased accordingly. Holding all other assumptions constant, we estimate that a 50 basis point decrease in the expected discount rate would decrease our fiscal year 2007 pretax earnings by approximately $114 thousand, and it would increase our total pension liability by approximately $2.1 million.
     Expected rate of return on pension assets is also an important element of plan expense. In the 2006 transition period, we used 8.5 percent as the rate of return on pension plan assets. To determine the rate of return on plan assets, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. Our qualified pension plan’s assets allocation as of March 31, 2006, the measurement date for the 2006 transition period, was approximately 61 percent domestic equity investments, 38 percent domestic fixed income securities and 1 percent cash investments, in line with our investment policy ranges. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines and ranges. Holding all assumption constant, we estimate that a 50 basis point decrease in the expected rate of return on plan assets would lower our company’s fiscal year 2007 pretax earnings by approximately $116 thousand.
     (g) With the adoption of SFAS 123R on January 1, 2006, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of the grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.
     We use an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock, which are obtained from public data sources. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuation. For stock option grants issued during the 2006 transition period, we used a weighted-average expected stock-price volatility of 60% based upon the implied volatility at the time of issuance.
     With respect to the weighted-average option life assumption, we consider the exercise price behavior of past grants and model the pattern of aggregate exercises. Patterns are determined based on specific criteria of the aggregate pool of optionees including primarily the reaction to vesting, realizable value, and long-run exercise propensity. Based on the expected option-vesting cancellations, we have assumed an annualized forfeiture of 0 percent for the stock-based awards granted during the transition period. We reviewed our historical experience with respect to its forfeitures and concluded that the rate of forfeitures based on historical data was not representative of our current and future operating environment, given the recent change in our business model. For stock option grants issued during the 2006 transition period, we used a weighted-average expected option life assumption of approximately 5 years for ISO grants and 3-5 years for NQ grants.
     (h) There are various other accounting policies that also require management’s judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (u) of the Notes to Consolidated Financial Statements.
     Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
     SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123R”) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. We have adopted SFAS No. 123R effective January 1, 2006. This standard incorporates into reported results a measure of expense for stock-based compensation. We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in the Company’s results of operations in the periods after the date of the adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as disclosed in our previous filings. We recorded $195 thousand of stock compensation expense during the 2006 transition period.
     In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect any significant effect from the application of this new accounting standard.
Forward-looking Statements
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
     Some of the disclosure in this Transition Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or words with similar meanings. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in “Item 1A. Risk Factors” of this Transition Report on Form 10-K as well as any other cautionary language in this Transition Report on Form 10-K, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in “Item 1A. Risk Factors” of this Transition Report on Form 10-K, and elsewhere in this Transition Report on Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk Sensitive Instruments – Interest Rates
     As of July 1, 2006, the Company had market risk exposure related to the impact of changes in short-term interest rates. The Company’s principal interest rate risk exposure results from the floating rate nature of the asset-based lending facility with The CIT Group/Commercial Services, Inc. If interest rates were to increase or decrease by one percentage point (100 basis points), the Company estimates that interest expense would increase or decrease by approximately $64 thousand on an annualized basis. Currently, the Company does not hedge its exposure to floating interest rates.
Market Risk Sensitive Instruments — Foreign Currency
     The majority of the Company’s sales was conducted in North America and denominated in US Dollars during the 2006 transition period. For any significant sales transactions denominated in other than US Dollars, the Company’s established policy guidelines require us to hedge against any significant currency exposure on a short-term basis, using foreign exchange contracts as a means to protect the Company’s operating results from adverse currency fluctuations. At the end of the 2006 transition period, fiscal 2005 and fiscal 2004, the Company did not have any such foreign exchange contracts outstanding.
     Most of the Company’s products are purchased from third-party contract manufacturers in China and the underlying purchase orders are transacted in US Dollars. The revaluation of the Chinese Renminbi, which occurred during fiscal year 2005, did not have a significant impact on the results of the Company’s operations for the 2006 transition period or our financial condition at the end of that period. However, should there be additional changes in the valuation of the Chinese Renminbi, the cost structure of the Company’s suppliers could change. A future revaluation of the Renminbi could potentially result in an increase in the costs of the Company’s products, depending upon the competitive environment and the availability of alternative suppliers.

Item 8. Financial Statements and Supplementary Data.
     The following consolidated financial statements of the Company are included in this Item 8 at the page(s) indicated:

Report of Independent Registered Public Accounting Firm	39

Consolidated Balance Sheets at July 1, 2006, December 31, 2005 and January 1, 2005	40

Consolidated Statements of Operations for the Six Months Ended July 1, 2006 and Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004	41

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Six Months Ended July 1, 2006 and Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004	42

Consolidated Statements of Cash Flows for the Six Months Ended July 1, 2006 and Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004	43

Notes to Consolidated Financial Statements	44-71

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
R.G. Barry Corporation:
We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of July 1, 2006, December 31, 2005 and January 1, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the six months ended July 1, 2006 (the transition period 2006) and for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of July 1, 2006, December 31, 2005 and January 1, 2005 and the results of their operations and their cash flows for the six months ended July 1, 2006 and for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective January 1, 2006.
KPMG LLP
Columbus, Ohio
September 20, 2006

R. G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
July 1, 2006, December 31, 2005, and January 1, 2005
(in thousands)

	July 1,	December 31,	January 1,
	2006	2005	2005
Assets

Current assets:
Cash	$988	3,529	958
Accounts receivable:
Trade (less allowance for doubtful receivables, returns and promotions of $2,180, $14,002 and $12,095, respectively)	6,547	11,706	9,244
Other	136	314	897
Inventory	25,977	19,081	20,192
Prepaid expenses	1,141	1,361	1,791
Assets held for disposal	20	75	144

Total current assets	34,809	36,066	33,226

Property, plant and equipment, at cost	11,214	11,017	13,705
Less accumulated depreciation and amortization	8,795	8,646	10,987

Net property, plant and equipment	2,419	2,371	2,718

	—
Other assets	3,216	3,394	3,148

Total assets	$40,444	41,831	39,092

Liabilities and Shareholders’ Equity

Current liabilities:

Short-term notes payable	$2,200	2,537	4,901
Current installments of long-term debt	395	446	1,721
Accounts payable	9,085	4,996	5,200
Accrued expenses	7,136	7,369	6,387

Total current liabilities	18,816	15,348	18,209

Accrued retirement cost, excluding current liability	11,531	13,942	14,304
Long-term debt, excluding current installments	439	533	479
Other	662	899	1,122

Total liabilities	31,448	30,722	34,114

Shareholders’ equity:
Preferred shares, $1 par value per share. Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A shares, and 1,000 Class B shares; none issued	—	—	—
Common shares, $1 par value per share. Authorized 22,500 shares; issued and outstanding 10,017, 9,920 and 9,836 shares, respectively (excluding treasury shares of 969, 910 and 910, respectively)	10,017	9,920	9,836
Additional capital in excess of par value	13,192	13,041	12,851
Deferred compensation	—	—	(19)
Accumulated other comprehensive loss	(4,353)	(6,191)	(3,981)
Retained deficit	(9,860)	(5,661)	(13,709)

Net shareholders’ equity	8,996	11,109	4,978

Total liabilities and net shareholders’ equity	$40,444	41,831	39,092

See accompanying notes to consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Six Months Ended July 1, 2006, and Fiscal Years Ended December 31, 2005,
January 1, 2005, and January 3, 2004
(in thousands, except per share data)

	Six Months
	Ended July 1,
	2006	2005	2004	2003
Net sales	$32,883	105,488	104,404	123,137
Cost of sales	20,018	61,219	67,065	80,427

Gross profit	12,865	44,269	37,339	42,710
Selling, general and administrative expenses	14,466	34,077	39,200	48,163
Restructuring and asset impairment charges	2,556	1,619	17,341	2,563

Operating profit (loss)	(4,157)	8,573	(19,202)	(8,016)
Other income	130	385	419	151
Interest income	33	—	—	—
Interest expense	(171)	(888)	(1,292)	(1,418)

Income (loss) from continuing operations, before income tax and minority interest	(4,165)	8,070	(20,075)	(9,283)
Income tax expense	34	112	123	10,096
Minority interest in income of consolidated subsidiaries, net of tax	—	—	(1)	(17)

Earnings (loss) from continuing operations	$(4,199)	7,958	(20,199)	(19,396)
Earnings (loss) from discontinued operations, net of income taxes (including a $223 loss on disposal in 2003)	—	90	334	(2,310)

Net earnings (loss)	$(4,199)	8,048	(19,865)	(21,706)

Earnings (loss) per common share: continuing operations
Basic	$(0.42)	0.81	(2.05)	(1.97)

Diluted	$(0.42)	0.78	(2.05)	(1.97)

Earnings (loss) per common share: discontinued operations
Basic	$—	0.01	0.03	(0.24)

Diluted	$—	0.01	0.03	(0.24)

Earnings (loss) per common share: total
Basic	$(0.42)	0.82	(2.02)	(2.21)

Diluted	$(0.42)	0.79	(2.02)	(2.21)

Average number of shares outstanding
Basic	9,961	9,869	9,839	9,823

Diluted	9,961	10,148	9,839	9,823

See accompanying notes to consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Six Months Ended July 1, 2006, and Fiscal Years Ended December 31, 2005,
January 1, 2005, and January 3, 2004
(in thousands)

		Additional		Accumulated
		capital in	Deferred	other	Retained	Net
	Common	excess of	compen-	comprehensive	earnings	shareholders’
	shares	par value	sation	income (loss)	(deficit)	equity
Balance at December 28, 2002	$9,806	12,791	(200)	(3,071)	27,862	47,188

Comprehensive loss:
Net loss	—	—	—	—	(21,706)	(21,706)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	231	—	231
Pension liability adjustment	—	—	—	(530)	—	(530)

Total comprehensive loss						(22,005)

Amortization of deferred compensation	—	—	116	—	—	116
Stock options exercised	28	60	—	—	—	88

Balance at January 3, 2004	$9,834	12,851	(84)	(3,370)	6,156	25,387

Comprehensive loss:
Net loss	—	—	—	—	(19,865)	(19,865)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(14)	—	(14)
Pension liability adjustment	—	—	—	(597)	—	(597)

Total comprehensive loss						(20,476)

Amortization of deferred compensation	—	—	65	—	—	65
Stock options exercised	2	—	—	—	—	2

Balance at January 1, 2005	$9,836	12,851	(19)	(3,981)	(13,709)	4,978

Comprehensive income:
Net earnings	—	—	—	—	8,048	8,048
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(205)	—	(205)
Pension liability adjustment	—	—	—	(2,005)	—	(2,005)

Total comprehensive income						5,838

Amortization/adjustment of deferred compensation	—	(16)	19	—	—	3
Stock options exercised	84	206	—	—	—	290

Balance at December 31, 2005	$9,920	13,041	—	(6,191)	(5,661)	11,109

Comprehensive income:
Net earnings (loss)	—	—	—	—	(4,199)	(4,199)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	88	—	88
Pension liability adjustment	—	—	—	1,750	—	1,750

Total comprehensive income						(2,361)

Stock based compensation expense	—	195	—	—	—	195
Stock options exercised	97	(44)	—	—	—	53

Balance at July 1, 2006	$10,017	13,192	—	(4,353)	(9,860)	8,996

See accompanying notes to consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended July 1, 2006, and Fiscal Years Ended December 31, 2005,
January 1, 2005 and January 3, 2004
(in thousands)

	Six Months
	Ended July 1,
	2006	2005	2004	2003
Operating activities:
Net earnings (loss)	$(4,199)	8,048	(19,865)	(21,706)
Net earnings (loss) from discontinued operations, net of income taxes	—	90	334	(2,310)

Earnings (loss) from continuing operations	(4,199)	7,958	(20,199)	(19,396)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	239	590	1,336	1,762
Deferred income tax and valuation adjustment expense	—	—	—	9,841
Impairment non-cash losses	—	—	7,156	—
Loss on disposal of property, plant and equipment	53	185	26	390
Impairment loss on goodwill	—	—	—	2,363
Amortization of deferred compensation	—	3	65	116
Stock based compensation expense	195	—	—	—
Minority interest in income of consolidated subsidiaries, net of tax	—	—	1	17
Changes in:
Accounts receivable	5,405	(2,061)	(2,850)	3,463
Inventory	(6,808)	846	12,778	(212)
Recoverable income taxes	—	—	—	4,934
Prepaid expenses and other assets	458	246	836	(2,147)
Accounts payable	4,040	(114)	(2,128)	(3,192)
Accrued expenses	(261)	1,025	(972)	(2,166)
Accrued retirement cost, net	(662)	(2,366)	1,235	1,172
Other liabilities	(237)	(223)	169	(1,049)

Net cash provided by (used in) continuing operations	(1,777)	6,089	(2,547)	(4,104)

Net cash provided by (used in) discontinued operations	—	90	(216)	1,144

Net cash provided by (used in) operating activities	(1,777)	6,179	(2,763)	(2,960)

Investing activities:
Purchase of property, plant, and equipment	(326)	(478)	(122)	(1,662)
Proceeds from disposal of property, plant, and equipment	3	7	965	1,168

Net cash provided by (used in) investing activities	(323)	(471)	843	(494)

Financing activities:
Additions to short-term and long-term debt	—	495	2,538	2,000
Repayments of short-term and long-term debt	(515)	(3,914)	(1,683)	(3,546)
Proceeds from shares issued	53	290	2	88

Net cash provided by (used in) financing activities	(462)	(3,129)	857	(1,458)

Effect of exchange rates on cash	21	(8)	9	43

Net increase (decrease) in cash	(2,541)	2,571	(1,054)	(4,869)

Cash at beginning of year	3,529	958	2,012	6,881

Cash at end of year	$988	3,529	958	2,012

Supplemental cash flow disclosures:
Interest paid	$138	888	1,199	1,526
Income taxes paid (recovered), net	132	—	28	(4,644)
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
(1) Summary of Significant Accounting Policies
(a)	Principal Business Activity

R. G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries, in designing, marketing, purchasing, and distributing comfort footwear for at- and around-the-home. Its products are sold predominantly in North America through department stores, chain stores, and mass merchandising channels of distribution. Unless the context otherwise requires, references in these notes to the “Company” refers to R.G. Barry Corporation and its consolidated subsidiaries.

On May 17, 2006, our Board of Directors approved a change to the Company’s fiscal year end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligns the Company’s fiscal year more closely with the seasonal nature of its business. Accordingly, the Company is presenting audited consolidated financial statements for the six months ended July 1, 2006 (the “2006 transition period”). For comparative purposes, unaudited condensed results of operations data for a comparable six-month period ended July 2, 2005 (the “six-month period 2005”). Going forward, the Company’s reporting year will continue to be either a fifty-two or fifty-three week period (“fiscal year”), ending annually on the Saturday nearest June 30.

The Company’s 2007 reporting period will end on June 30, 2007 (“fiscal 2007”) and represents a fifty-two week period. The Company’s reporting periods in 2005 and 2004 were each comprised of fifty-two week periods that ended on December 31, 2005 (“fiscal 2005”), and January 1, 2005 (“fiscal 2004”), respectively; the reporting period in 2003 was a fifty-three week period that ended on January 3, 2004 (“fiscal 2003”).

In 1999, the Company acquired an 80% ownership in Escapade S. A. and its Fargeot et Compagnie, S. A. subsidiary, a French footwear operation (collectively, “Fargeot”). Late in fiscal 2004, the minority interest owner in Fargeot exercised his put option to sell to the Company the remaining 20% interest that the Company did not own. As a result of this action, the fair value of Fargeot’s assets acquired, less the liabilities assumed, exceeded the acquisition cost (“negative goodwill”) by $100 on the elimination of the minority interest. After determining that no impairment loss existed based on estimates using projected net present value of cash flows, negative goodwill was applied as a proportional offset to the carrying book basis of property, plant, and equipment assets of the subsidiary. The treatment of negative goodwill on this step acquisition is pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

(b)	Principles of Consolidation

The consolidated financial statements (“financial statements”) include the accounts of the Company. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest of 20% related to Fargeot existed through the end of November 2004. The minority interest in Fargeot is presented on an after-tax basis in the Company’s financial statements as of the end of fiscal 2004.

(c)	Use of Estimates

The Company’s financial statements have been prepared in conformity with the U.S. generally accepted accounting principles (“GAAP”), and accordingly, require management to

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

The Company considers deposits with banks and other financial institutions, which are accessible at any time without prior notice or penalty, to be cash equivalents.

(e)	Inventory

Inventory is valued at the lower of cost or market as determined on the first-in, first-out (FIFO) basis (see Note (2)).

(f)	Depreciation and Amortization

Depreciation and amortization expense has been computed using the straight-line method over the estimated useful lives of the assets.

(g)	Goodwill

Goodwill is the excess of purchase price over fair value of identifiable net assets acquired and is governed by SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be reviewed for impairment at adoption and at least annually thereafter.

As a consequence of changes occurring in fiscal 2003, management reassessed the value of the present and projected long-term business environment for its then 80%-owned Fargeot subsidiary and determined that the goodwill value related to the purchase of this subsidiary was impaired. In making this determination, the Company approximated fair value through the use of projected future cash flows and net present value analysis for this business unit. Accordingly, the Company recorded an impairment loss of $2,363 in fiscal 2003.

No goodwill existed during the 2006 transition period, fiscal 2005 or fiscal 2004; therefore, no annual evaluation was necessary.

(h)	Trademarks and Patents

The Company incurs costs in obtaining and perfecting trademarks and patents related to its products and production-related processes. These costs are generally amortized over a period subsequent to acquisition not to exceed five years.

(i)	Revenue Recognition

The Company recognizes revenue when goods are shipped from its warehouses and other third-party distribution locations, at which point the Company’s customers take ownership and assume risk of loss; and when collection of the relevant receivable is probable, as well as when persuasive evidence of an arrangement exists and the sales price is fixed and determinable. In certain circumstances, the Company sells goods to its customers under special arrangements, which essentially provide for return privileges, as well as discounts, promotions and other sales incentives. When selling under these special arrangements, the

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
Company reduces its measurement of revenue by the estimated cost of potential future returns and allowable retailer promotions and sales incentives. The Company bases its estimates for sales returns and promotions and sales incentive allowances on current and historical trends and experience.

(j)	Distribution and Warehousing Costs

Distribution and warehousing costs for finished product, including occupancy costs, are classified within selling, general and administrative expenses in the consolidated statements of operations. These costs amounted to $2,930, $7,670, $11,328, and $13,481 for the 2006 transition period, fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

(k)	Advertising and Promotion

The Company has traditionally used a variety of programs to advertise and promote the sale of its products and has expensed the costs of these programs as incurred. For the 2006 transition period, fiscal 2005, fiscal 2004 and fiscal 2003, advertising and promotion expenses of $256, $2,182, $1,928, and $2,677, respectively, have been reported as part of continuing operations in selling, general and administrative expenses in the consolidated statements of operations.

(l)	Income Taxes

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

In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of deferred items, projected future taxable income, and tax planning strategies in making this assessment.

(m)	Per-Share Information

Basic earnings or loss per common share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share include the weighted average common shares outstanding, as well as, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and the employee stock purchase plan. Diluted loss per common share does not include the impact of potential common shares due to the antidilutive effect of these instruments.

(n)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustments and pension liability adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income (loss).

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
(o)	Translation of Foreign Currency Financial Statements

Assets and liabilities of foreign operations have been translated into U.S. dollars at the applicable rates of exchange in effect at the end of each period. Revenues, expenses, and cash flows have been translated at the applicable weighted average rates of exchange in effect during each period.

(p)	Shareholders’ Equity

The Company adopted SFAS No. 123R, “Shared-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in the results of operations. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25) in accounting for employee stock options.

The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in the Company’s results of operations in the periods after the date of the adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as disclosed in our previous filings.

The 2005 Long-Term Incentive Plan (the “2005 Plan”), approved by our shareholders in May 2005, is the only equity-based compensation plan under which future awards may be made to employees and non-employee directors other than the employee stock purchase plan in which employees of the Company may participate (see Note (10)). Under the 2005 Plan and previous plans, which remained in effect with respect to then outstanding awards following the approval of the 2005 Plan, the Company has granted incentive stock options and nonqualified stock options. In addition, in May 2006 and as permitted in the 2005 Plan, the Company awarded Restricted Stock Units (“RSUs”) to its non-employee directors and senior management as further detailed in Note (10). All stock options granted under the 2005 Plan and other previous plans are exercisable for periods of up to 10 years from the date of grant at prices not less than fair market value of the underlying common shares at the date of grant.

Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $195 of stock compensation expense for the 2006 transition period. Approximately $104 of the total stock compensation expense incurred during the period was associated with stock-based awards granted prior to adopting SFAS 123R; $48 of the total stock compensation expense was related to nonqualified stock options granted early in the 2006 transition period; and $43 of the total stock compensation expense was associated with the RSUs awarded to members of senior management and our nonemployee directors in May 2006. The Company did not recognize a tax benefit related to the stock compensation expense because of the Company’s valuation allowance against its net deferred tax assets. Recognition of stock compensation expense for stock-based awards granted prior to adopting SFAS 123R is over the requisite service period for each separately vesting portion (or tranche) of the award as if the award is, in substance, multiple awards. Recognition of stock

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
compensation expense for awards granted after adopting SFAS 123R is over the requisite service period for the entire award (for attribution purposes, the award is treated as though it were subject to cliff vesting). This recognition, under SFAS 123R, is subject to the requirement that the cumulative amount of compensation expense recognized at any point in time must at least equal the portion of the grant-date fair value of the award that is vested at that date.
We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The per share, weighted-average fair value of the nonqualified stock options and RSUs granted during the 2006 transition period was $3.64 and $6.18 respectively. The per-share, weighted-average fair value of stock-based awards granted during fiscal 2005, fiscal 2004, and fiscal 2003 was $1.95, $1.14, and $1.72, respectively, on the date of the grant.
Key assumptions under the Black-Scholes model for the 2006 transition period, fiscal year 2005, and fiscal 2004 included:

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Expected volatility	60%	60%	60%
Risk-free interest rate	4.5%	3.75%	3%
Expected life-ISO grants	5 years	5 years	6 years
Expected life-nonqualified grants	3-5 years	3-5 years	2-8 years
The dividend yield of zero is based on the fact that the Company has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common shares over the period commensurate with the expected life of the stock options. The risk-free interest rate is derived from the five-year U.S. Treasury Bill rate in effect on the date of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise. Forfeitures of options are based on observed and anticipated future rates of forfeitures by employees of the Company and non-employee directors of the Company.
Based on the Company’s future expected option pre-vesting cancellations, the Company has assumed an annualized forfeiture of 0% for the stock-based awards granted. The Company reviewed its historical experience with respect to its forfeitures of these awards and concluded that the rate of forfeitures based on historical data was not representative of the Company’s current and future operating environment. As previously disclosed, the Company recently underwent a significant change in its operating model as reported in detail in Note (15).
SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all stock options under the fair value method of SFAS 123. Had the Company elected to recognize compensation expense based on the fair value of the stock options granted at the grant date as prescribed by SFAS 123, the Company’s net earnings (loss) for fiscal 2005, fiscal 2004, and fiscal 2003 would have been the following:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)

	2005	2004	2003

Net earnings (loss), as reported:	$8,048	$(19,865)	$(21,706)
Add: stock-based employee compensation expense included in reported net earnings (loss)	3	65	116
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(605)	(745)	(846)

Pro forma	$7,446	$(20,545)	$(22,436)

Net earnings (loss) per share:
Basic-as reported	$0.82	$(2.02)	$(2.21)

Basic-pro forma	$0.76	$(2.09)	$(2.28)

Diluted-as reported	$0.79	$(2.02)	$(2.21)

Diluted-pro forma	$0.74	$(2.09)	$(2.28)

The amortization of stock compensation was recognized under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of stock options granted but not yet vested as of July 1, 2006 was approximately $1,125, of which $195 relates to the compensation cost for awards granted prior to the adoption of SFAS 123R and $930 relates to the compensation cost for stock-based awards issued after the adoption of SFAS 123R. The Company expects to recognize the total compensation cost over the weighted average period of approximately 2 years.

(q)	Fair Value of Financial Instruments

Cash, accounts receivable, accounts payable, and accrued expenses, as reported in the consolidated financial statements, approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company’s long-term debt is disclosed in Note (5).

(r)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. These assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
(s)	Allowances Granted to Resellers

Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration given by a Vendor to a Customer (including a Reseller of the Vendor’s Products), addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment of the selling prices of the vendor’s products and, therefore, a reduction of sales or a cost incurred by the vendor for assets or services received from the reseller and, therefore, a cost or an expense. Application of this EITF pronouncement resulted in a reduction of the Company’s net sales of approximately $984, $9,538, $10,464, and $10,961, for the 2006 transition period, fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

(t)	Duty Acceleration Costs Recognition

The Company discontinued its manufacturing operations in Mexico during the first quarter of fiscal 2004. In fiscal 2004, the Company recognized as an asset impairment loss the unamortized balance of $2,694, which represented the remaining balance of the costs associated with the agreement to pay two consulting firms for their successful efforts in eliminating duties imposed on slippers imported from Mexico (see Note (15)). The last quarterly installment of this obligation was paid on December 1, 2005. In fiscal 2003, the Company recorded as part of cost of sales approximately $1,473, representing that fiscal year’s discounted costs associated with the future payments to the two consulting firms.

(u)	Recently Issued Accounting Standards

In June 2006, the FASB issued Financial Interpretation No. 48,Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect this interpretation to have a significant impact on the Company’s financial position or results of operations.
(2)	Inventory

Inventory by category at July 1, 2006, December 31, 2005, and January 1, 2005 consisted of the following:

	2006	2005	2004

Raw materials	$724	$700	$1,031
Work in process	174	145	202
Finished goods	25,079	18,236	18,959

Total Inventory	$25,977	$19,081	$20,192

Inventory is presented net of raw material write-downs of $26, $71, and $42 at the end of the 2006 transition period, fiscal 2005 and fiscal 2004, respectively, and finished goods write-downs of $437, $1,358 and $1,515 at the end of the same periods, respectively. Write-downs, recognized as

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
a part of cost of sales for continuing operations, amounted to $358, $1,644, $2,092, and $5,445 in the 2006 transition period, fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

(3)	Property, Plant and Equipment

Property, plant and equipment at cost at July 1, 2006, December 31, 2005 and January 1, 2005 consisted of the following:

				Estimated
	2006	2005	2004	life in years

Land and improvements	$424	$422	$422	8–15
Buildings and improvements	3,289	3,239	3,175	40–50
Machinery and equipment	6,634	6,513	7,946	3–10
Leasehold improvements	817	817	2,162	5–20
Construction in progress	50	26	—

Total property, plant and equipment	$11,214	$11,017	$13,705

(4)	Intangible Trademark and Patent Assets

These assets include the following at July 1, 2006, December 31, 2005 and January 1, 2005:

	2006	2005	2004

Trademarks and patents, at cost	$392	$382	$318
Less accumulated amortization	199	164	101

Trademarks and patents, net	$193	$218	$217

The Company recognized trademark and patent amortization expense of $35, $64, $75, and $111 in the 2006 transition period, fiscal 2005, fiscal 2004, and fiscal 2003, respectively, and reported that expense as part of selling, general, and administrative expenses.

During the first quarter of fiscal 2004 and as a result of its decision to eliminate manufacturing activities, the Company recognized $194 in impairment loss on remaining unamortized manufacturing-related patent costs, where no future benefit existed.

Based on the Company’s amortization methods, remaining net trademark and patent costs will be recognized as amortization expense of $70, $55, $37, $22, and $8 in each of the next 5 years, respectively. The Company would accelerate the expensing of these costs should circumstances change and an impairment condition be determined for trademarks or patents that have a remaining value.

(5)	Short-term Notes Payable and Long-term Debt

On March 31, 2005, the Company entered into a two-year, asset-based lending facility (the “CIT ABL Facility”) with The CIT Group/Commercial Services, Inc. (“CIT”), which replaced a previous financing agreement with the same lender. The CIT ABL Facility is a two-year committed facility under which CIT is obligated to advance the Company funds so long as it complies with the CIT

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
ABL Facility, including satisfying covenants requiring that the Company meet various financial condition and financial performance requirements.
Under the CIT ABL Facility, the Company is required to meet various financial covenants including: (a) minimum Tangible Net Worth (“minimum TNW”) at the end of each fiscal quarter of the 2005 and 2006 calendar years; (b) negative Earnings Before Income Taxes, Depreciation, and Amortization (excluding certain extraordinary or nonrecurring gains and losses) for the two fiscal quarters ended July 2, 2005, not exceeding a specified level; (c) Minimum Net Availability at the end of each fiscal year beginning with the fiscal year ended December 31, 2005; and (d) a minimum Fixed Charge Coverage Ratio test at the end of fiscal 2005 and each 12-month period ending at the end of each fiscal quarter thereafter. The foregoing capitalized terms are defined in the CIT ABL Facility.
The CIT ABL Facility provides the Company with advances in a maximum amount equal to the lesser of (a) $35,000 or (b) a Borrowing Base (as defined in the CIT ABL Facility). The Borrowing Base is determined by the CIT ABL Facility and is based primarily on the sum of (i) the amount of 80% of the receivables due under the factoring agreement entered into in connection with the previous CIT financing agreement, if any, and 80% of the Company’s total eligible accounts receivable; (ii) the amount of the Company’s eligible inventory; (iii) a $3,500 overformula availability during the peak borrowing season from April through October; and (iv) a $4,000 allowance on the Company’s eligible intellectual property from January 1 to October 31. The CIT ABL Facility includes a $3,000 subfacility for CIT’s guarantee of letters of credit to be issued by letter of credit banks. This amount is counted against the maximum borrowing amount noted above.
Interest on the CIT ABL Facility was initially at a rate per annum equal to the JPMorgan Chase Bank prime rate plus 1%. Since the Company satisfied the various financial condition and financial requirements as of the end of fiscal year 2005, as established in the underlying CIT ABL Facility, the rate per annum was reduced to the JPMorgan Chase Bank prime rate plus 0.5% effective April 1, 2006 and will remain at that level through the remaining term of the CIT ABL Facility, which ends March 31, 2007. Each month when the Company’s borrowing needs require inclusion of the $3,500 overformula in the Borrowing Base, the interest rate will be increased by 0.5%. During the 2006 transition period, the Company’s borrowing needs did not require the Company to use any of the $3,500 overformula availability provided for in the CIT ABL Facility. The CIT ABL Facility includes an unused line fee of 0.5% per annum, payable monthly on the unused portion of the $35,000 line. During the 2006 transition period, the Company reported approximately $97 of unused line fee expenses.
The CIT ABL Facility is secured by a first priority lien and mortgage on substantially all of the Company’s assets, including accounts receivable, inventory, intangibles, equipment, intellectual property, and real estate. In addition, the CIT ABL Facility is secured by subsidiary guarantees and a pledge of the shares of the Company’s subsidiaries.
At the end of the 2006 transition period, the Company had approximately $21,760 available under the CIT ABL Facility.
At July 1, 2006, short-term notes payable of $2,200 consisted exclusively of the borrowings against the cash surrender value of certain life insurance policies with an interest rate of 3.25% (see Note (13)). No short-term indebtedness was outstanding under the CIT ABL Facility at July 1, 2006. The interest rate applicable to the CIT ABL Facility at July 1, 2006 was .5% over prime, or 8.75%.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
At December 31, 2005, short-term notes payable of $2,537 consisted of $2,200 short-term borrowings against the cash surrender value of certain life insurance policies with an interest rate of 3.25% (see Note (13)), and $337 under an unsecured bank overdraft arrangement carried by the French banks of Fargeot with an average rate of 3.27%. No short-term indebtedness was outstanding under the CIT ABL Facility at December 31, 2005. The interest rate applicable to the CIT ABL Facility at December 31, 2005 was 1% over prime, or 8.25%.
At January 1, 2005, short-term notes payable of $4,901 consisted of indebtedness of $1,947 under the previous CIT financing agreement, with an interest rate of 1% over prime, or 6.25%; $2,200 short-term borrowings against the cash surrender value of certain life insurance policies with an interest rate of 3.25%, (see Note (13)) and $754 under an unsecured bank overdraft arrangement carried by the French banks of Fargeot with an average interest rate of 3.27%.
On August 11, 2005, the Company entered into a new agreement with the mother of its non-executive chairman whereby she transferred all of her product designs and patent rights to the Company as of that date for the sum of $600 (see Note (13)). As of July 1, 2006 and included in “Other note” in the table below, the Company reported approximately $73 of the outstanding net present value amount as current installments of long-term debt and the remaining $350 as long-term debt associated with the new agreement.
The “Other notes – Fargeot” listed in the table below represent notes issued in January 2000 by Fargeot. These notes require quarterly interest and principal payments, which commenced in 2000 and will end in 2009. The interest rate on these notes is set to Euribor plus 1% on a quarterly basis; at June 1, 2006, the average interest rate on these notes was 5.5%. The Company reported $322 as current installments of long-term debt and $89 as long-term debt associated with Fargeot’s notes.
The fair value of the Company’s long-term debt is based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowing with similar terms. The fair value of the Company’s long-term debt approximated its carrying value at the end of the 2006 transition period, fiscal 2005 and fiscal 2004.
At January 1, 2005, the Company reported a liability of $1,428, shown as “Subordinated obligation” in the table below, representing the present value, discounted at 8%, of the then remaining quarterly installments related to our previous agreement to pay two consulting firms for their successful efforts in eliminating duties imposed on slippers imported from Mexico. The last quarterly installment of this obligation was paid on December 1, 2005.
Long-term debt at July 1, 2006, December 31, 2005 and January 1, 2005 consisted of the following:

	2006	2005	2004

Subordinated obligation	$—	$—	$1,428
Other notes – Fargeot	411	520	772
Other note	423	459	—

	834	979	2,200
Less current installments	395	446	1,721

Long-term debt, excluding current installments	$439	$533	$479

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
The aggregate minimum principal maturities of the long-term debt for each of the next six years following July 1, 2006 are as follows:

2007	$395
2008	126
2009	126
2010	90
2011	97

$834

The CIT ABL Facility places no restrictions on the Company’s ability to pay cash dividends. The Company last paid cash dividends in 1981 and has no current intention to pay cash dividends.

(6)	Lease Commitments

The Company occupies certain distribution and office sales facilities and uses certain equipment under cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at July 1, 2006 is as follows:

2007	$359
2008	58
2009	—
2010	—
2011	—

$417

Substantially all of these operating lease agreements are renewable for periods of 3 to 5 years and require the Company to pay insurance, taxes, and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in the 2006 transition period, fiscal 2005, fiscal 2004, and fiscal 2003, for continuing operations was $544, $1,572, $5,792, and $6,281, respectively.

(7)	Income Taxes

Income tax expense for the 2006 transition period, fiscal 2005, fiscal 2004 and fiscal 2003 consisted of the following:

	2006	2005	2004	2003

Current expense:
Federal	$—	$114	$—	$—
Foreign	34	—	123	127
State	—	—	—	128

	34	114	123	255
Deferred expense	—	—	—	9,841

Total expense	$34	$114	$123	$10,096

Total expense allocated to discontinued operations	—	2	—	—

Total expense on continuing operations	$34	$112	$123	$10,096

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
The differences between income taxes computed by applying the statutory federal income tax rate (34% in the 2006 transition period, fiscal 2005, fiscal 2004, and fiscal 2003) and income tax expense (benefit) in the financial statements are:

	2006	2005	2004	2003

Computed “expected” tax expense (benefit)	$(1,416)	$2,775	$(6,712)	$(3,942)
State income taxes expense (benefit), net of federal income tax	(32)	454	(586)	83
Foreign income tax rate differences	—	1	5	(7)
Valuation allowance	1,456	(4,003)	7,479	13,344
Goodwill impairment on Fargeot	—	—	—	826
Expiration of state net operating loss carry-forward	—	472	—	—
Effect of liquidation of Mexico-based subsidiaries		303
Other, net	26	112	(63)	(208)

Total expense	$34	$114	$123	$10,096

Total expense allocated to discontinued operations	—	2	—	—

Total expense on continuing operations	$34	$112	$123	$10,096

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the 2006 transition period, fiscal 2005 and fiscal 2004:

	2006	2005	2004

Deferred tax assets:
Various Current Assets	$956	$1,404	$1,045
Certain accounting accruals, including self-insurance costs, vacation costs, and others	1,624	1,352	2,942
Accrued pension costs	2,525	3,022	3,500
Pension liability adjustment	2,318	3,037	1,878
State net operating loss carry-forward	359	524	1,357
U.S. Federal tax loss and alternative minimum tax credit carryforwards	9,836	8,644	10,267
Mexico-based subsidiaries liquidation related future deductions	1,181	1,058	699

Total deferred tax assets	18,799	19,041	21,688
Less valuation allowance	(18,273)	(18,429)	(21,273)

Deferred tax assets, net	526	612	415

Deferred tax liabilities:
Prepaid insurance	280	401	390
Property, plant and equipment	246	211	25

Total deferred tax liabilities	526	612	415

Net deferred tax assets	$—	$—	$—

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
The net temporary differences incurred to date will reverse in future periods when the Company generates taxable earnings. The deferred tax assets result primarily from provisions in the U.S. income tax code, which require that certain accounting accruals be deferred until future years before those accruals are deductible for current income tax purposes. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Given the Company’s recent operating results, there is no historical assurance that future taxable income will be generated to offset these deferred deductible items. Accordingly, the Company has established a valuation allowance against the net deferred tax assets in the amount of $18,273, $18,429 and $21,273 at the end of the 2006 transition period, fiscal 2005 and fiscal 2004, respectively. The difference between the change in the valuation allowance at the end of 2006 transition period, fiscal 2005 and fiscal 2004, respectively, and the amount shown in the Company’s reconciliation of expected to actual tax expense is related to other comprehensive income, which include primarily state tax law changes and fixed asset impairment charges.
As a result of the Company’s new business model of outsourcing 100% of its product needs to third-party manufacturers, substantially all located in China, the Company’s Mexican subsidiaries are in the process of being liquidated and the Company will no longer be permanently reinvesting the earnings from these subsidiaries. In accordance with SFAS No. 109, Accounting for Income Taxes, gross deferred tax assets of approximately $1,181 have been recorded for future income tax deductions when those subsidiaries are liquidated.
At the end of the 2006 transition period, fiscal 2005 and fiscal 2004, there were approximately $28,154, $25,088 and $30,198, respectively, of net operating loss carry-forwards available for U.S. federal income tax purposes. Loss carry-forwards in the U.S. are generally available for up to twenty years in the future. The loss carry-forwards for U. S. federal income tax purposes are available and can be used to offset current year income, subject to alternative minimum corporate income tax rules, starting in fiscal 2007 and expiring through the end of fiscal 2026. The alternative minimum tax credit is eligible for indefinite carry-forward treatment and will be recovered through future offset against tax liabilities, once the Company has fully utilized its net operating loss carry-forwards.
On June 8, 2004, the Company received a “30-day letter” from the Internal Revenue Service (“IRS”) proposing certain adjustments, which, if sustained, would result in an additional tax obligation approximating $4,000 plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On July 7, 2004, the Company submitted to the IRS a letter protesting the proposed adjustments, reiterating its position. The IRS requested and the Company consented to an extension of the statute of limitations to June 30, 2007.
On September 21, 2005, the Company met with the IRS and after reviewing the facts and arguments of this case, the IRS requested additional information to support the Company’s position. In December 2005, additional information was provided to the IRS.
On March 8, 2006, the IRS requested additional information and evidence to support the timing of the deductions taken by the Company during the period noted above. On June 26, 2006, the Company met with the IRS to review the additional information that had been requested by the IRS. In that meeting, the IRS requested additional information that would more specifically support and validate the deductions taken by the Company. The Company agreed to meet with the IRS in the near future to provide the requested information. As previously reported, the Company is vigorously contesting the proposed adjustments. In the opinion of management, the resolution of

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
these matters is not expected to have a material effect on the Company’s financial position or results of operations.

(8)	Accrued Expenses

Accrued expenses at July 1, 2006, December 31, 2005 and January 1, 2005 consisted of the following:

	2006	2005	2004

Salaries and wages	$1,039	$2,665	$650
Income taxes	175	262	194
Other taxes	276	378	1,160
Restructuring costs	3,244	1,383	2,659
Current pension liabilities	2,148	2,637	1,359
Other	254	44	365

	$7,136	$7,369	$6,387

(9)	Employee Retirement Plans

The Company has a noncontributory retirement plan for the benefit of salaried and nonsalaried employees (other than employees of non-domestic subsidiaries), the Associates’ Retirement Plan (“ARP”). The employees covered under the ARP are eligible to participate upon the completion of one year of service. Salaried participant benefits are based upon a formula applied to a participant’s final average salary and years of service, which is reduced by a certain percentage of the participant’s social security benefits. Nonsalaried participant benefits are based on a fixed amount for each year of service. The ARP provides reduced benefits for early retirement. The Company intends to fund the minimum amounts required under the Employee Retirement Income Security Act of 1974 (ERISA). Effective as of close of business day on March 31, 2004, the ARP retirement plan was frozen, resulting in a curtailment loss of $196 for the ARP in the first quarter of fiscal 2004, and the elimination of additional service costs after the first quarter of fiscal 2004.

The funded status of the ARP and the accrued retirement costs, measured on March 31, 2006, and September 30, 2005 and 2004, as recognized at July 1, 2006, December 31, 2005 and January 1, 2005 were:

	2006	2005	2004

Change in projected benefit obligation:
Benefit obligation at the beginning of the period	$32,112	$29,936	$30,971
Service cost	—	—	196
Interest cost	857	1,744	1,792
Plan amendments	—	—	(1,743)
Actuarial loss (gain)	(1,351)	2,306	442
Benefits paid	(990)	(1,874)	(1,722)

Benefit obligation at period-end	$30,628	$32,112	$29,936

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)

	2006	2005	2004

Change in plan assets:
Fair value of plan assets at the beginning of the period	$23,661	$22,155	$21,142
Actual return on plan assets	1,093	2,517	2,786
Contributions	347	1,358	289
Expenses	(179)	(495)	(340)
Benefits paid	(990)	(1,874)	(1,722)

Fair value of plan assets at period-end	$23,932	$23,661	$22,155

Funded status	$(6,696)	$(8,451)	$(7,781)
Contributions made in the last fiscal quarter of the period	1,106	174	145
Unrecognized actuarial loss	5,060	6,603	4,613

Net amount recognized in the consolidated balance sheets	$(530)	$(1,674)	$(3,023)

Amounts recognized in the consolidated balance sheets consist of:
Accrued retirement costs (including $1,514, $2,007, and $767 in the 2006 transition period, fiscal 2005 and fiscal 2004, respectively, classified as current accrued liability for retirement costs)	$(5,590)	$(8,451)	$(7,780)
Accumulated other comprehensive expense	5,060	6,777	4,757

Net amount recognized in the consolidated balance sheets	$(530)	$(1,674)	$(3,023)

At July 1, 2006, expected benefit payments to plan participants from the ARP for each of the next five years, and the 5-year period thereafter in aggregate, are projected as:

2007	$2,074
2008	2,133
2009	2,200
2010	2,200
2011	2,246
2012-2016	11,543
The Company also sponsors a Supplemental Retirement Plan (“SRP”) for certain officers and other key employees as designated by the Company’s Board of Directors. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits. Benefits are based on a formula applied to the recipients’ final average monthly compensation, reduced by a certain percentage of their social security benefits. For certain participants, the SRP provides an alternative benefit formula for years worked past the normal retirement age assumed by the SRP. Effective as of close of business day on March 31, 2004, the SRP retirement plan was frozen, resulting in a curtailment loss of $932 for the SRP in the first quarter of fiscal 2004, and the elimination of additional service costs after the first quarter of fiscal 2004. Effective as of January 1, 2005, the

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
SRP was unfrozen with respect to two “reactivated participants” who had been participants in the SRP prior to March 31, 2004 and were designated by the Company’s Board of Directors. Effective as of January 1, 2005, pension benefit accruals resumed for the reactivated participants; however, no pension benefits accrued for these two individuals during the period beginning March 31, 2004 and ending December 31, 2004. From and after March 31, 2004, (a) no new individual may become a participant in the SRP; (b) except with respect to the reactivated participants, no additional pension benefits will accrue; and (c) benefits will begin to be distributed no earlier than the date a participant terminates employment with the Company.
The funded status of the SRP and the accrued retirement cost, measured on March 31, 2006, and September 30, 2005 and 2004, recognized at July 1, 2006, December 31, 2005 and January 1, 2005 were:

	2006	2005	2004

Change in projected benefit obligation:
Benefit obligation at the beginning of the period	$8,333	$7,799	$7,532
Service cost	33	—	18
Interest cost	221	450	459
Curtailment/Plan Amendment	38	302	(154)
Actuarial loss	67	381	287
Benefits paid	(315)	(599)	(343)

Benefit obligation at period-end	$8,377	$8,333	$7,799

Change in plan assets:
Fair value of plan assets at the beginning of the period	$—	$—	$—
Employer contributions	315	599	343
Benefits paid	(315)	(599)	(343)

Fair value of plan assets at period-end	$—	$—	$—

Funded status	$(8,377)	$(8,333)	$(7,799)
Contribution during the last fiscal quarter of period	159	157	148
Unrecognized actuarial loss	1,526	1,476	1,214
Unrecognized prior service cost	188	205	—

Net amount recognized in the consolidated balance sheets	$(6,504)	$(6,495)	$(6,437)

Amounts recognized in the consolidated balance sheets consist of:
Accrued retirement cost, including current liability of $635, $630 and $592 in the 2006 transition period, fiscal year 2005, and fiscal year 2004, respectively	$(8,089)	$(8,130)	$(7,882)
Intangible asset	188	205	—
Accumulated other comprehensive expense	1,397	1,430	1,445

Net amount recognized in the consolidated balance sheets	$(6,504)	$(6,495)	$(6,437)

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
The accumulated benefit obligation for the SRP was $8,248, $8,130 and $7,799 as of July 1, 2006, December 31, 2005 and January 1, 2005, respectively.
At July 1, 2006, expected benefit payments to plan participants from the SRP for each of the next five years and the 5-year period thereafter in aggregate, are projected as:

2007	$635
2008	678
2009	684
2010	707
2011	710
2012-2016	3,831
Weighted average assumptions used to determine net costs for both the ARP and the SRP for the 2006 transition period, fiscal 2005 and fiscal 2004 were:

	2006	2005	2004

Discount rate	5.50%	6.00%	6.25%
Rate of compensation increase	N/A	N/A	4.00%
Expected return on plan assets	8.50%	8.50%	9.00%
The components of net periodic benefit cost for the retirement plans at July 1, 2006, December 31, 2005, January 1, 2005 and January 3, 2004 were:

	2006	2005	2004	2003

Service cost	$33	$—	$214	$923
Interest cost	1,078	2,195	2,251	2,263
Expected return on plan assets	(946)	(1,849)	(2,015)	(2,018)
Settlement/Curtailment loss	—	—	1,128	—
Net amortization	297	356	222	298

	$462	$702	$1,800	$1,466

Weighted average assumptions used to determine benefit obligations as of July 1, 2006, December 31, 2005 and January 1, 2005 were:

	2006	2005	2004

Discount rate	6.00%	5.50%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
The qualified ARP is funded on a periodic basis as required under ERISA/IRS guidelines. The qualified plan assets invested as of the measurement date for the transition year 2006, fiscal 2005 and fiscal 2004 are as follows:

	2006	2005	2004

Cash and equivalents	1%	3%	2%
Domestic equities	61%	61%	61%
Domestic fixed income securities	38%	36%	37%

Total pension plan assets invested	100%	100%	100%

The return on asset assumption used in the pension computations for the qualified ARP plan is based on management’s best judgment of future anticipated performance of those invested assets based on past long-term experience and judgment on how future long-term performance will occur.

The Company’s nonqualified SRP is unfunded and payments, as required, are made when due from the Company’s general funds.

For fiscal 2005 and fiscal 2004, the Company used a measurement date of September 30 in making the required pension computations on an annual basis. For 2006 transition period, the Company used a March 31 measurement date consistent with its change in fiscal year-end date. In fiscal 2007, the Company has potential pension related payments of $2,149 for its unfunded, nonqualified SRP as well as for payments anticipated for 2006 and 2007 quarterly estimated contributions to its funded, qualified ARP.

In setting the annual discount rate to measure its pension obligation and in consultation with its external actuarial consultants, the Company uses the Moody’s Aa Corporate Bonds rate as a general guide. The rate used approximates the rate at which the Company’s pension liabilities could effectively be settled at the measurement date.

The Company sponsors a 401(k) plan for all its eligible salaried and nonsalaried employees (other than employees of its non-domestic subsidiaries). Effective January 1, 2005, the Company adopted a 3% non-contributory Safe Harbor 401 provision for all eligible plan participants. During fiscal 2004, the Company contributed 50% of the first 3% of each participant’s compensation contribution to the 401(k) plan, as established in the plan provisions that were in effect during fiscal 2004. The Company’s contributions in cash to the 401(k) plan were $130, $295, $52, and $87 for the 2006 transition period, fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

(10)	Shareholders’ Equity

During fiscal 2005, our shareholders approved the 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan is the Company’s only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors other than the employee stock purchase plan in which employees of the Company may participate. There are currently approximately 122 employees and eight non-employee directors who are eligible to participate in the 2005 Plan.

The 2005 Plan authorizes the issuance of 500,000 common shares, plus (i) the number of common shares that were authorized to be the subject of awards under the 1997 Incentive Stock Plan (the “1997 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”), which plans were terminated as

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
to new awards on May 20, 2005, but as to which awards had not been made as of May 20, 2005 and (ii) any common shares underlying awards granted under the 1997 Plan and the 2002 Plan, which are forfeited after May 20, 2005. In addition, no more than 500,000 common shares will be available for the grant of incentive stock options under the 2005 Plan. At July 1, 2006, the number of common shares available for grant was 451,900, of which 62,000 and 116,000 common shares had been available pursuant to the 1997 Plan and 2002 Plan, respectively.
The selection of participants and the nature and size of awards granted under the 2005 Plan is within the discretion of the Compensation Committee of our Board of Directors (the “Committee”). The 2005 Plan provides for the grant of nonqualified stock options (“NQs”), incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code of 1986, as amended, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units and cash awards, each as defined in the 2005 Plan. Grants of restricted stock, restricted stock units, stock units and cash awards may, as determined by the Committee, also be performance-based awards, as defined in the 2005 Plan.
If an award granted under the 2005 Plan is forfeited, terminated, exchanged or otherwise settled without the issuance of common shares or the payment of cash equal to the difference between the fair market value of the award and any exercise price, the common shares associated with that award will be available for future grants. The maximum number of common shares with respect to which awards may be issued under the 2005 Plan to any individual during any calendar year is 200,000. The common shares issued pursuant to the 2005 Plan may consist of authorized and unissued shares or treasury shares.
Prior to the approval of the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs have been granted, some of which remain outstanding. All grant awards are currently exercisable for periods of up to 10 years from the date of grant at prices not less than fair market value at the date of grant.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted is as follows:

	Number of	Number of
	common	common	Weighted-
	shares	shares	average
	subject to	subject to	exercise
	ISOs	NQs	price

Outstanding at December 28, 2002	866,100	445,600	$6.46

Granted	202,500	59,200	3.43
Exercised	(7,700)	(20,000)	3.19
Expired/Cancelled	(156,600)	(39,900)	6.64

Outstanding at January 3, 2004	904,300	444,900	5.91

Granted	75,000	150,000	2.52
Exercised	(800)	—	3.01
Expired/Cancelled	(266,200)	(142,600)	6.50

Outstanding at January 1, 2005	712,300	452,300	5.05

Granted	140,000	180,000	3.84
Exercised	(69,000)	(14,600)	3.46
Expired/Cancelled	(143,900)	(49,300)	4.39

Outstanding at December 31, 2005	639,400	568,400	$4.94

Granted		100,000	$6.58
Exercised	(55,600)	(100,000)	$2.83
Expired/Cancelled	(27,700)	(15,600)	$7.95

Outstanding at July 1, 2006	556,100	552,800	$5.27

Options exercisable at July 1, 2006	412,100	399,000

			Options outstanding			Options exercisable
				Weighted-
				average	Weighted		Weighted
Range of			Number	remaining	average	Number	average
exercise			outstanding at	contractual	exercise	exercisable at	exercise
prices			July 1, 2006	life (years)	price	July 1, 2006	price

$ 2.50 and under			5,000	4.4	$2.31	5,000	$2.31
2.51	–	5.00	768,200	4.2	3.72	584,300	3.68
5.01	–	10.00	227,200	4.6	6.70	113,300	6.95
10.01	–	15.00	108,500	1.5	13.68	108,500	13.68

			1,108,900			811,100

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
The intrinsic values of the stock options exercisable and outstanding at the end of the 2006 transition period were $1,885 and $2,457, respectively.
At the end of the 2006 transition period, fiscal 2005, fiscal 2004, and fiscal 2003, the stock options outstanding under these plans were held by 49, 51, 65, and 80 employees, respectively, and had expiration dates ranging from 2006 to 2016.
On May 17, 2006, the Company awarded Restricted Stock Units (“RSUs”) to non-employee directors and members of its senior management, including executive officers. Upon vesting, the RSUs will be settled in an equivalent number of common shares. The RSUs awarded to directors will vest in full on the first anniversary of the date of the award. The RSUs awarded to members of senior management, including certain executive officers, will vest in full on the fifth anniversary of the date of the award, although twenty percent of the RSUs may vest on each of the first four anniversaries of the date of the award if the Company meets certain performance goals. To conform these performance goals to the Company’s new fiscal year end, each member of senior management who holds RSUs, including its executive officers, executed an Amendment Notice and Consent Form, effective August 15, 2006, to provide for the Company’s change in fiscal year end.
The following is a summary of the status of the Company’s RSUs as of July 1, 2006 and activity during the transition period then ended:

		Grant Date
	Shares	Fair Value
Nonvesting at December 31, 2005	—	—
Granted	106,200	$6.18
Vested	—	—
Forfeited	—	—

Nonvested at July 1, 2006	106,200	$6.18

Stock appreciation rights may be issued subject to certain limitations. No such rights have been issued or were outstanding at the end of the 2006 transition period, fiscal 2005, fiscal 2004, or fiscal 2003.
On March 10, 2004, the Company’s former Chief Executive Officer (“former CEO”) was granted stock options covering an aggregate of 100,000 common shares at an exercise price of $2.20 per share. These stock options were NQs, had a two-year term, and became fully vested on September 9, 2004. On March 7, 2006, the former CEO exercised these options. As permitted by the terms of the underlying option agreements, the former CEO paid the option price for the common shares by tendering to the Company an aggregate of 36,184 common shares he already owned, which common shares were valued at $6.08 per share, the closing price of the Company’s common shares as quoted in the American Stock Exchange on the exercise date. In addition, and as permitted by the underlying option agreements, the former CEO opted to fund payment of the related minimum federal, state and local income taxes that resulted from the gain on his option exercise with common shares that he would have otherwise been entitled to receive. The Company withheld 22,974 of the 100,000 common shares otherwise issuable upon exercise to fund payment of federal, state and local income taxes on behalf of the former CEO. As a result of the exercise of these stock options, in the 2006 transition period, the Company recorded the sum of 36,184 common shares and 22,974 common shares, or 59,158 common shares, as part of treasury stock and reported approximately

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
$359 as the value of these common shares, priced at $6.08 per share, as a non-cash transaction in the 2006 transition period.

The Company has an employee stock purchase plan, with approximately 506,100 common shares available for subscription, in which approximately 122 employees are eligible to participate. Under the terms of the plan, employees receive options to acquire common shares at 85% of the lower of the fair market value on their enrollment date or at the end of each two-year plan term. No common shares were subscribed and no common shares were purchased during the three-year period ending on December 31, 2005 or during the 2006 transition period.

(11)	Earnings per Share

The following table represents a reconciliation of the numerators and denominators of basic and dilutive, when applicable, earnings (loss) per common share from continuing operations for the 2006 transition period, fiscal 2005, fiscal 2004 and fiscal 2003:

	2006	2005	2004	2003

Numerator:
Earnings (loss) from continuing operations	$(4,199)	$7,958	$(20,199)	$(19,396)

Denominator:
Weighted average common shares outstanding	9,961	9,869	9,839	9,823
Effect of potentially dilutive securities:
employee stock options and other	—	279	—	—

Weighted average common shares outstanding, assuming dilution	9,961	10,148	9,839	9,823

Basic earnings (loss) per share – continuing operations	$(0.42)	$0.81	$(2.05)	$(1.97)

Diluted earnings (loss) per share – continuing operations	$(0.42)	$0.78	$(2.05)	$(1.97)

The Company excluded approximately 1,215,100 options to purchase common shares from the computation of diluted loss per share for the transition period because of the Company’s net loss incurred in the 2006 transition period. The Company excluded 291,000 options to purchase common share from the calculation of diluted earnings per share for fiscal 2005 due to the anti-dilutive nature of these options, measured using the average market price of the underlying common shares during the fiscal year. The Company excluded approximately 1,165,000 and 1,349,000 options to purchase common shares from the computation of diluted loss per share for fiscal 2004 and fiscal 2003, respectively, because of the Company’s net losses incurred in fiscal 2004 and fiscal 2003, respectively.

(12)	Preferred Share Purchase Rights

On February 19, 1998, our Board of Directors declared a distribution of one Preferred Share Purchase Right (“Right”) for each outstanding common share to shareholders of record on March 16, 1998. The Rights replaced similar rights issued in 1988, which expired on March 16, 1998. Under certain conditions, each Right may be exercised to purchase one one-

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
hundredth of a share of Series I Junior Participating Class A Preferred Shares, par value $1 per share, at an initial exercise price of $40. The Rights initially will be attached to the common shares. The Rights will separate from the common shares and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, 20% or more of the Company’s outstanding common shares (“Share Acquisition Date”) or 10 business days (or such later date as the Board shall determine) after the commencement of a tender or exchange offer that would result in a person or group beneficially owning 20% or more of the Company’s outstanding common shares. The Rights are not exercisable until the Distribution Date.

In the event that any person becomes the beneficial owner of more than 20% of the outstanding common shares, each holder of a Right will thereafter be entitled to receive, upon exercise of the Right, common shares having a market value two times the exercise price of the Right. In the event that, at any time following the Share Acquisition Date, the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or 50% or more of the Company’s consolidated assets, cash flow or earning power is sold or transferred, the holder of a Right will be entitled to receive, upon exercise of the Right, the number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

The Rights, which do not have any voting rights, expire on March 16, 2008, and may be redeemed by the Company at a price of $0.01 per Right at any time until 10 business days following the Share Acquisition Date.

Each Class A Preferred Share entitles the holder thereof to one-tenth of one vote, while Class B Preferred Shares, should they become authorized for issuance by action of the Board of Directors, entitle the holder thereof to ten votes. The preferred shares are entitled to a preference in liquidation. None of the preferred shares have been issued.

(13)	Related-party Obligation

The Company and its non-executive chairman previously entered into an agreement pursuant to which the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5,000 insurance policy on the life of the chairman; in addition, the Company maintains another policy insuring the life of the chairman. The cumulative cash surrender value of the policies approximates $2,600, which is included in other assets in the accompanying consolidated balance sheets. Effective in March 2004 and continuing through the end of the 2006 transition period, the Company has borrowed against the cash surrender value of these policies.

In addition, for a period of 24 months following the chairman’s death, the Company would have a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares. The Company would have the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.

The Company and the mother of the chairman had been parties to a royalty agreement (the “Original Agreement”) pursuant to which she granted to the Company the exclusive right to manufacture and sell various slipper styles and other product designs created and owned by her, including future styles and designs. Under the Original Agreement, the Company agreed to pay a

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
royalty to her of 1% of the net sales of products utilizing her designs. On August 11, 2005 (the “Effective Date”), the Company and the mother of the chairman terminated the Original Agreement and entered into a new agreement (the “New Agreement”) whereby the mother of the chairman transferred all of her product designs and patent rights to the Company as of the Effective Date; provided a covenant not to compete during the period payments are owed to her under the New Agreement and for one year thereafter; and released all unpaid claims that would have accrued under the Original Agreement and through the Effective Date for the sum of $600. This amount will be paid in 24 quarterly payments of $25 each beginning on the Effective Date and continuing on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, the Company computed the net present value of this obligation to be approximately $495, discounted at 7%, and charged that amount to earnings accordingly (see Note (5)).

Early in fiscal 2004, the Company engaged The Meridian Group (“Meridian”), whose services included assisting the Company in the development of its new business model, restructuring its financing resources, and identifying auction firms to market and sell its equipment in Mexico. The Company’s former Chief Executive Officer’s spouse is the President and sole owner of Meridian. The fees incurred were at Meridian’s customary rates for providing such services, and the Company believes the fees were consistent with the market price for such services. The Company has not engaged the services of Meridian since the fourth quarter of fiscal 2004.

(14)	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public enterprises report information about operating segments, their products and the geographic areas where they operate.

The Company primarily markets comfort footwear for at- and around-the-home. The Company considers its “Barry Comfort” at- and around-the-home comfort footwear groups in North America and in Europe as its two operating segments. The accounting policies of the operating segments are substantially similar to those described in Note (1), except that the segment financial information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items reported within administrative functions from these management reports have not been allocated between operating segments. Net sales, and net property, plant and equipment, have been allocated to geographic areas based upon the location of the Company’s operating units for the 2006 transition period, fiscal 2005, fiscal 2004 and fiscal 2003:
Net Sales

	2006	2005	2004	2003

North America	$28,455	$97,646	$96,275	$113,881
France	4,428	7,842	8,129	9,074
United Kingdom	—	—	—	182

	$32,883	$105,488	$104,404	$123,137

Net Property, Plant and Equipment

	2006	2005	2004

North America	$2,104	$2,108	$2,423
Other	315	263	295

	$2,419	$2,371	$2,718

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
In the 2006 transition period, one customer accounted for approximately 41.5% of the Company’s net sales. In fiscal 2005, one customer accounted for approximately 33%, and a second customer accounted for approximately 10%, of the Company’s net sales. In fiscal 2004, one customer accounted for approximately 29%, and a second customer accounted for approximately 11%, of the Company’s net sales. In fiscal 2003, one customer accounted for approximately 25%, a second customer accounted for approximately 11%, and a third customer accounted for approximately 10%, of the Company’s net sales.

	Barry Comfort
	North
July 1, 2006	America	Europe	Total

Net sales	$28,455	$4,428	$32,833
Depreciation and amortization	217	22	239
Interest income	33	—	33
Interest expense	147	24	171
Restructuring and asset impairment charges	2,556	—	2,556
Gross profit	12,160	705	12,865
Pre-tax earnings (loss)	(4,266)	101	(4,165)
Additions to property, plant and equipment	268	58	326
Total assets	36,797	3,647	40,444

	Barry Comfort
	North
December 31, 2005	America	Europe	Total

Net sales	$97,646	$7,842	$105,488
Depreciation and amortization	501	89	590
Interest expense	838	50	888
Restructuring and asset impairment charges	1,619	—	1,619
Gross profit	43,131	1,138	44,269
Pre-tax earnings	7,843	227	8,070
Additions to property, plant and equipment	377	101	478
Total assets	38,662	3,169	41,831

	Barry Comfort
	North
January 1, 2005	America	Europe	Total

Net sales	$96,275	$8,129	$104,404
Depreciation and amortization	1,163	173	1,336
Interest expense	1,228	64	1,292
Restructuring and asset impairment charges	17,341	—	17,341
Gross profit	36,224	1,115	37,339
Pre-tax earnings (loss)	(20,241)	166	(20,075)
Additions to property, plant and equipment	55	67	122
Total assets	35,082	4,010	39,092

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)

	Barry Comfort
	North
January 3, 2004	America	Europe	Total

Net sales	$113,881	$9,256	$123,137
Depreciation and amortization	1,547	215	1,762
Interest expense	1,343	75	1,418
Restructuring and asset impairment charges	200	—	200
Goodwill impairment charge	—	2,363	2,363
Gross profit	41,627	1,083	42,710
Pre-tax loss	(5,874)	(3,409)	(9,283)
Additions to property, plant and equipment	1,555	107	1,662
Total assets	57,216	4,064	61,280
(15)	Restructuring and Asset Impairment Charges

During the 2006 transition period, the Company took certain reorganization actions, which reduced staff positions in both its corporate offices and the distribution center facility in Texas. These actions resulted in related restructuring charges in the 2006 transition period of $330. The $2,034 adjustment recorded in the 2006 transition period in respect of noncancelable leases reflects the agreement reached by the Company with the landlord of its former distribution center in Mexico with respect to the lease agreement on that facility. For further details of this agreement, see Note (18). Other exit costs of $158 incurred during the 2006 transition period were primarily related to certain exit activities with respect to the Company’s former distribution facility in Mexico and other Mexican subsidiaries.

	Accruals
	December 31,	Charges in		Non-cash	Paid in	Accruals
	2005	2006	Adjustments	write-offs	2006	July 1, 2006

Employee separations	$47	$330	$—	$—	$42	$335
Other exit costs	—	158	—	80	78	—
Noncancelable leases	1,336	33	2,034	—	494	2,909

Total restructuring	$1,383	$521	$2,034	$80	$614	$3,244

During fiscal 2005, the Company did not engage in any new restructuring initiatives. The amounts shown below as restructuring adjustments and charges represent primarily the effect of reassessing during fiscal 2005 the restructuring accrual relative to the Company’s then lease commitment on a former distribution facility in Mexico, and represents as well other exit costs associated with the restructuring actions taken in fiscal 2004.

	Accruals					Accruals
	January 1,	Charges in		Non-cash	Paid in	December
	2005	2005	Adjustments	write-offs	2005	31, 2005

Employee separations	$927	$—	$31	$—	$911	$47
Other exit costs	—	312	—	—	312	—
Noncancelable leases	1,732	84	1,192	—	1,672	1,336

Total restructuring	$2,659	$396	$1,223	$—	$2,895	$1,383

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
During fiscal 2004, the Company closed its manufacturing operations in Mexico in the first quarter; closed its distribution activities centered in Mexico in the third quarter; closed related cross dock distribution operations in Laredo, Texas in the fourth quarter; and completed closure of its operations offices based in San Antonio, Texas in the fourth quarter. The Company recognized asset impairment charges of $7,098, with $4,202 related to net property, plant and equipment, and the remaining $2,896 related to other non-current assets, primarily manufacturing patents and unamortized duty acceleration costs.

	Accruals					Accruals
	January 3,	Charges in		Non-cash	Paid in	January 1,
	2004	2004	Adjustments	write-offs	2004	2005

Employee separations	$174	$4,201	$(10)	$—	$3,438	$927
Other exit costs	—	2,736	—	—	2,736	—
Noncancelable leases	—	3,316	—	—	1,584	1,732

Total restructuring	174	10,253	(10)	—	7,758	2,659

Asset impairments	—	7,098	—	7,098	—	—

Total	$174	$17,351	$(10)	$7,098	$7,758	$2,659

During fiscal 2003, the Company closed its Goldsboro, N.C. warehouse facility and upon closure, evaluated the carrying value of this facility and recognized a $200 impairment loss, which was realized upon sale of the facility in the second quarter 2003. In addition, during fiscal 2003, the Company recorded goodwill impairment loss on its then 80%-owned Fargeot subsidiary (see Note (1) (g)).

	Accruals					Accruals
	December 28,	Charges in		Non-cash	Paid in	January 3,
	2002	2003	Adjustments	write-offs	2003	2004

Employee separations	$1,530	$—	$—	$—	$1,356	$174
Noncancelable leases	208	—	—	—	208	—

Total restructuring	1,738	—	—	—	1,564	174

Goodwill impairment	—	2,363	—	2,363	—	—
Asset impairments	—	200	—	200	—	—

Total	$1,738	$2,563	$—	$2,563	$1,564	$174

(16)	Sale of Vesture Net Assets

In fiscal 2003, the Company sold certain assets of its Vesture thermal products subsidiary. As consideration, the purchaser assumed specific liabilities and obligations of Vesture and paid the Company a nominal sum of cash, and provided the Company with a promissory note in the amount of $334, due in December 2004. In 2003, the Company provided a full reserve for the balance due on the note. During the third quarter of fiscal 2004, the Company received payment of $334 from Vesture’s buyer related to this note. As additional consideration for the assets sold, the purchaser committed to remit a specified sum in December 2004 and make annual royalty payments through calendar 2007. Such royalty payments are based upon a percentage of purchaser’s annual sales of certain products in excess of specific sales thresholds, as established in the underlying purchase

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except for per share data)
agreement. Beyond the provisions involved in the sale, the Company has no continuing involvement in this business.
Selected financial data relating to the discontinued operations of the Company’s former Vesture subsidiary for the 2006 transition period, 2005, fiscal 2004 and fiscal 2003:

	2006	2005	2004	2003

Net sales	$—	$—	$—	$1,759
Gross profit	—	—	—	57
Selling, general and administrative expense	—	—	—	2,040
Interest expense	—	—	—	104
Gain (loss) on sale of certain assets relating to discontinued operations	—	92	334	(223)
Earnings (loss) from discontinued operations before income tax	—	92	334	(2,310)
Income tax expense	—	(2)	—	—
Earnings (loss) from discontinued operations, net of income tax	$—	$90	$334	$(2,310)
In fiscal 2005, the Company’s earnings from discontinued operations represented royalty payments received during that year as established in the related purchase agreement. In fiscal 2004, earnings from discontinued operations represented primarily the early payment of a promissory note received as part of the sale of its thermal products assets. At the time of sale, the stated value of this note had been fully reserved because of doubtful collection.

(17)	Contingent Liabilities

During fiscal year 2005 and during the 2006 transition period, the Company was a party to litigation pending in the United States District Court for the Western District of Texas. The suit arose out of a Guarantee by R.G. Barry Corporation of the obligations of a Mexican subsidiary under a long-term Lease. The leased space was previously used as a distribution facility until the Company ended its Mexican operations in the fall of 2004. In the fall of 2005, the Company, in order to prompt the landlord to engage in serious negotiations to terminate the Lease, chose to delay making payments as required under the Lease and the Guarantee, giving rise to an alleged event of default. On November 10, 2005, the landlord under the Lease sued in United States District Court for the Western District of Texas alleging breach of the Guarantee. The relief sought by the landlord was the acceleration of all of the rent payable over the then remaining term, approximately six years, of the Lease, which was approximately $5.8 million. On August 28, 2006, the Company reached a settlement with the landlord with respect to the Lease and the Guarantee. As part of this settlement, the litigation pending in the United States District Court for the Western District of Texas was dismissed on September 6, 2006.

Quarterly Financial Data (Unaudited)

2006 Transition Period		First	Second	Third (A)	Fourth (A)
Net sales		$17,160	$15,723	—	—
Gross profit		6,755	6,110	—	—
Net loss		(111)	(4,088)	—	—

Basic loss per common share–continuing		(0.01)	(0.41)	—	—
Diluted loss per common share – continuing		(0.01)	(0.41)	—	—

Basic loss per common share – total		(0.01)	(0.41)	—	—
Diluted loss per common share – total		(0.01)	(0.41)	—	—

Weighted Average Common Shares Outstanding	Basic	9,930	9,988	—	—
	Diluted	9,930	9,988	—	—

2005 Fiscal Year		First	Second	Third	Fourth
Net sales		$16,990	$16,219	$35,436	$36,843
Gross profit		6,828	6,838	14,324	16,279
Net earnings (loss) – continuing		(901)	(182)	4,260	4,781
Net earnings (loss) – discontinued		—	68	24	(2)
Net earnings (loss)		(901)	(113)	4,284	4,779

Basic earnings (loss) per common share – continuing		(0.09)	(0.02)	0.43	0.48
Diluted earnings (loss) per common share – continuing		(0.09)	(0.02)	0.42	0.46

Basic earnings per common share – discontinued		—	0.01	—	—
Diluted earnings per common share – discontinued		—	0.01	—	—

Basic earnings (loss) per common share – total		(0.09)	(0.01)	0.43	0.48
Diluted earnings (loss) per common share – total		(0.09)	(0.01)	0.42	0.46

Weighted Average Common Shares Outstanding	Basic	9,837	9,842	9,878	9,918
	Diluted	9,837	9,842	10,201	10,340

2004 Fiscal Year		First	Second	Third	Fourth
Net sales		18,430	14,516	34,573	36,885
Gross profit		5,513	4,033	12,835	14,958
Net earnings (loss) – continuing		(14,159)	(8,929)	(1,426)	4,315
Net earnings – discontinued		0	16	314	4
Net earnings (loss)		(14,159)	(8,913)	(1,112)	4,319

Basic earnings (loss) per common share – continuing		(1.44)	(0.91)	(0.14)	0.44
Diluted earnings (loss) per common share – continuing		(1.44)	(0.91)	(0.14)	0.44

Basic earnings per common share – discontinued		0.00	0.00	0.03	0.00
Diluted earnings per common share – discontinued		0.00	0.00	0.03	0.00

Basic earnings (loss) per common share – total		(1.44)	(0.91)	(0.11)	0.44
Diluted earnings (loss) per common share – total		(1.44)	(0.91)	(0.11)	0.44

Weighted Average Common Shares	Basic	9,839	9,839	9,839	9,939
	Diluted	9,839	9,839	9,839	9,883

The above information is a summary of unaudited quarterly results of operations for the 2006 transition period from January 1 to July 1 2006 (the “2006 transition period”), the fiscal year ended December 31, 2005 (“2005 fiscal year”) and the fiscal year ended January 1, 2005 (“2004 fiscal year”). The sum of the quarterly earnings (loss) peer share in the table above may not equal the results for the applicable transition period or fiscal year due to rounding and, where applicable, the impact of dilutive securities on the annual versus the quarterly earnings per share calculations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for information regarding the factors that have affected and may affect the financial results of the Company.
(A) Because of the Company’s change in fiscal year end to the Saturday nearest June 30 from the Saturday nearest December 31, only the first two quarters were reported in the transition period from January 1, 2006 to July 1, 2006.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
     With the participation of its President and Chief Executive Officer (the principal executive officer) and its Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer), the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Transition Report on Form 10-K. Based on that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President-Finance, Chief Financial Officer and Secretary have concluded that:
(1)	information required to be disclosed by the Company in this Transition Report on Form 10-K and the other reports that it files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

(2)	information required to be disclosed by the Company in this Transition Report on Form 10-K and the other reports that it files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(3)	The Company’s disclosure controls and procedures are effective as of the end of the period covered by this Transition Report on Form 10-K to ensure that material information relating to the Company is made known to them, particularly during the period for which the periodic reports of the Company, including this Transition Report on Form 10-K, are being prepared.
(b) Changes in Internal Control Over Financial Reporting.
     There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended July 1, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors
     The following information, as of August 31, 2006, concerning the age, principal occupation, other affiliations and business experience of the directors of R.G. Barry Corporation (hereinafter referred to the “Company” in Items 10-15 of this report) has been furnished by each director.

			Director of
		Position(s) Held	the Company	Term
		with the Company and	Continuously	Expires
Name	Age	Principal Occupation(s)	Since	In
Nicholas P. DiPaolo	64	Director of the Company; retired July 1, 2005 as Vice Chairman and Chief Operating Officer of Bernard Chaus, Inc.; retired as Chairman of the Board, President and CEO of Salant Corporation (1)	2005	2007

David P. Lauer	63	Director of the Company; President and Chief Operating Officer of Bank One, Columbus, NA from June 1997 until his retirement in January 2001; Managing Partner, Columbus office, Deloitte & Touche LLP from January 1989 until he retired in June 1997; Certified Public Accountant since 1968 (2)	2003	2009

Roger E. Lautzenhiser	52	Director of the Company; Partner, Vorys, Sater, Seymour and Pease LLP, attorneys at law (3)	1999	2008

David L. Nichols	64	Director of the Company; President and Chief Operating Officer of the Rich’s Lazarus Goldsmith’s Macy’s Division of Federated Department Stores, Inc. from 2000 through 2005; former Chairman and Chief Executive Officer of Mercantile Stores Company, Inc.; former director of the Federal Reserve Bank, Cleveland, Ohio (4)	2005	2007

Janice E. Page	57	Director of the Company; consultant on merchandising, buying, marketing, retail store operations and management since 1997; Senior (Group) Vice President, Sears, Roebuck and Co. from 1992 to 1997 (5)	2000	2009

Edward M. Stan	81	Director of the Company; President, Edward M. Stan and Associates, importers	1971	2007

			Director of
		Position(s) Held	the Company	Term
		with the Company and	Continuously	Expires
Name	Age	Principal Occupation(s)	Since	In
Greg A. Tunney	45	Director of the Company; Chief Executive Officer since May 18, 2006; President since February 7, 2006; Chief Operating Officer from February 7, 2006 to May 18, 2006; President and Chief Operating Officer of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from 1998 to February 2005; Vice President and National Sales Manager of Brown Shoe Company, an operator of retail shoe stores, and a supplier and marketer of footwear for women, men, and children, from 1992 to 1998	2006	2009

Thomas M. Von Lehman	56	Director of the Company; since May 2006, Vice President of the Meridian Group, consultants; Chief Executive Officer and President of the Company from March 10, 2004 until February 7, 2006; Principal and Senior Project Director, from 2001 to March 10, 2004 of The Meridian Group; Vice President, Specialty Chemicals from 1996 to 2001, PPG Industries, Inc., glass and chemical manufacturers	2005	2008

Harvey A. Weinberg	68	Director of the Company; private investor; former Chairman of the Board and Chief Executive Officer of Hartmarx Corporation, clothiers (6)	2001	2009

Gordon Zacks	73	Director of the Company; Non-Executive Chairman of the Board since May 28, 2004, Senior Chairman of the Board from March 10, 2004 to May 28, 2004, Chairman of the Board and Chief Executive Officer from 1979 to March 10, 2004, President from 1992 to February 1999 and from August 2002 to March 10, 2004	1959	2008

(1)	Mr. DiPaolo is also a director of Footlocker, Inc. and JPS Industries, Inc.

(2)	Mr. Lauer is also a director of Wendy’s International, Inc., Huntington Bancshares Incorporated, Diamond Hill Investment Group, Inc. and Tim’s Horton’s Inc.

(3)	Vorys, Sater, Seymour and Pease, LLP provided legal services to the Company during the 2006 transition period and continues to do so.

(4)	Mr. Nichols is also a director of The Andersons, Inc.

(5)	Ms. Page is also a director of Kellwood Company and American Eagle Outfitters, Inc.

(6)	Mr. Weinberg is also a director of Kellwood Company.
Executive Officers
     The following table lists the names and ages of the Company’s executive officers as of August 31, 2006, the positions presently held by each executive officer and the business experience of each executive officer during the past five years. The executive officers serve at the discretion of the Company’s Board of Directors (“Board of Directors”) subject to their respective contractual rights under employment agreements.

		Position(s) Held with the Company and
Name	Age	Principal Occupation(s) for Past Five Years
Greg A. Tunney	45	Director of the Company; Chief Executive Officer since May 18, 2006; President since February 7, 2006; Chief Operating Officer from February 7, 2006 to May 18, 2006; President and Chief Operating Officer of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from 1998 to February 2005; Vice President and National Sales Manager of Brown Shoe Company, an operator of retail shoe stores, and a supplier and marketer of footwear for women, men, and children, from 1992 to 1998

Daniel D. Viren	60	Senior Vice President – Finance and Chief Financial Officer since June 2000 and Secretary since October 2000; Treasurer from October 2000 to December 2004, Senior Vice President – Administration from 1992 to July 1999, and a Director from 2001 to 2004.

Harry F. Miller	64	Vice President – Human Resources since 1993

Pamela A. Gentile	48	Senior Vice President – Sales since June 13, 2006; Senior Vice President Sales – National Accounts from September 2004 to June 2006; Vice President Sales – National Accounts from January 2004 to September 2004; Vice President – Sales of Designs by Skaffles, a privately-held supplier of novelty and accessory products from October 2003 to January 2004; Vice President – Sales of Copy Cats, a privately-held supplier of women’s apparel products from March 2003 to October 2003; Vice President Sales – National Accounts of the Company from August 2000 to March 2003.

Audit Committee Financial Expert
     The Board of Directors has determined that each of the five members of the Audit Committee, David Lauer, Edward Stan, Harvey Weinberg, David Nichols and Nicholas DiPaolo, qualifies as an “audit committee financial expert” for purposes of Item 401(h) of SEC Regulation S-K and is “independent” under applicable AMEX rules.
Section 16(a) Beneficial Ownership Reporting Compliance
     During the 2006 transition period, Gordon Zacks inadvertently filed a late Form 4. Mr. Zacks filed a Form 4 on May 22, 2206, reporting a sale of 1,800 common shares on May 17, 2006. To the Company’s knowledge, based solely on a review of the forms furnished to the Company and written representations that no other forms were required, with the exception of Mr. Zack’s late filing, during the 2006 transition period, all filing requirements applicable to officers, directors and greater than 10% beneficial owners of the Company under Section 16(a) of the Securities Exchange Act of 1943, as amended (the “Exchange Act”), were complied with.
Code of Business Conduct and Ethics
     The Board of Directors has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) covering the directors, officers and employees of the Company, including the Chief Executive Officer and the Senior Vice President-Finance, Chief Financial Officer and Secretary. The Code of Ethics is available under the “Investor Information—Board of Directors” page on the Company’s website at www.rgbarry.com. The Company posts any amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s directors or executive officers) at the same location on the Company website. In addition, the Company will disclose any waivers of the Code of Ethics granted to any director or executive officer in a Current Report on Form 8-K.
     The Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, and the Nominating & Governance Committee.
     The texts of the Audit Committee charter, the Compensation Committee charter and the Nominating and Governance Committee charter are posted on the “Investor Information – Board of Directors” page of the Company’s website located at www.rgbarry.com. Interested persons may also obtain a copy of the Code of Ethics and such committee charters without charge, by writing to the Company at its principal executive offices located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, Attention: Daniel D. Viren. In addition, a copy of the Code of Ethics was filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2005.

Item 11. Executive Compensation.
Summary of Cash and Other Compensation
     The following table shows, for each of the last three full fiscal years and the 2006 transition period, the cash compensation and other benefits paid or provided by the Company to its named executive officers. Thomas Von Lehman, the former President and Chief Executive Officer and Greg Tunney, the current President and Chief Executive Officer, are both included in the table because they both served as President and Executive Officer during the 2006 transition period. All dollar amounts are rounded down to the nearest whole dollar.
SUMMARY COMPENSATION TABLE

						Long Term Compensation
						Awards
Name and								Common
Principal Position		Annual Compensation				Restricted		Shares	All Other
During the	Fiscal	Salary	Bonus	Other Annual		Stock		Underlying	Compensation
2006 Transition Period	Year (A	($)	($)	Compensation($)		Award(s)($)		Options (#)	($)
Thomas Von Lehman:	2006	$225,000	$64,800	$24,478	(2)	—			$6,750	(3)
President and Chief	2005	$475,962	$360,000	$26,612	(2)	—		100,000	$10,385
Executive Officer (1)	2004	$480,000	$200,000	$20,562	(2)	—		150,000	—

Greg Tunney:	2006	$157,500	$111,750	$5,712	(5)	—		100,000	$1,079	(3)
President and Chief Executive Officer (4)

Daniel Viren:	2006	$116,309	$24,150	$8,800	(6)	$65,000	(7)	—	$4,452	(3)
Senior Vice President	2005	$229,808	$145,625	$21,195	(6)	—		—	$8,365
— Finance, Chief	2004	$220,000	—	$14,775	(6)	—		—	$992
Financial Officer and Secretary	2003	$220,000	—	$21,004	(6)	—		15,000	$4,044

Harry Miller:	2006	$75,854	$13,500	$9,850	(8)	$20,000	(7)	—	$7,088	(3)
Vice President -	2005	$155,250	$86,250	$83,258	(8)	—		—	$12,007
Human Resources	2004	$145,616	—	$37,888	(8)	—		—	$4,958
	2003	$138,000	—	$21,486	(8)	—		15,000	$7,037

Pam Gentile	2006	$93,553	$35,834	$4,588	(9)	$35,000	(7)	—	$2,807	(3)
Senior Vice President — Sales
(A)	2006 refers to the Company’s transition period from January 1 through July 1, 2006. Fiscal years 2005 to 2003 refer to the Company’s annual reporting periods for those years.

(1)	Mr. Von Lehman served as President from March 10, 2004 through February 7, 2006 and as Chief Executive Officer from March 10, 2004 until May 18, 2006.

(2)	“Other Annual Compensation” for Mr. Von Lehman includes: (a) a gross-up amount of $23,963 paid in the 2006 transition period related to Mr. Von Lehman’s temporary living accommodations during 2004 and 2005; (b) payments of $25,582 and $19,770 in 2005 and 2004, respectively, for temporary living accommodations in Columbus, Ohio; and (c) a travel allowance of $515, $1,030 and $792 in the 2006 transition period, and fiscal years 2005 and 2004, respectively.

(3)	“All Other Compensation” for the 2006 transition period includes: (a) interest in the amounts of $963 and $4,812 credited to the accounts of Messrs. Viren and Miller, respectively, under the Company’s Deferred Compensation Plan (the “Deferred Compensation Plan”); (b) company contributions in the amounts of $6,750, $1,079, $3,489, $2,276, and $2,807 to the 401(k) accounts of Messrs. Von Lehman, Tunney, Viren and Miller and Ms. Gentile, respectively.

(4)	Mr. Tunney was hired as President and Chief Operating Officer on February 7, 2006, and on May 18, 2006 Mr. Tunney was named Chief Executive Officer.

(5)	“Other Annual Compensation” for Mr. Tunney includes: (a) the amount of $5,000 representing a car allowance paid to him in the 2006 transition period; and (b) a premium payment of $7,910 in the 2006 transition period to continue a life insurance policy that provides a level death benefits not available under the Company’s standard group life insurance program.

(6)	“Other Annual Compensation” for Mr. Viren includes: (a) a premium payment of $3,700 in the 2006 transition period and $7,400 in each of 2005, 2004 and 2003, to continue a life insurance policy providing a level of death benefits not available under the Company’s standard group life insurance program; (b) the amounts of $4,800, $13,224, $6,804, and $13,033 reflecting his personal use of a company-furnished automobile and/or a car allowance paid to him in the 2006 transition period, and in fiscal years 2005, 2004 and 2003, respectively; and (c) and health club membership dues of $299 in the 2006 transition period and $571 in each of 2005, 2004 and 2003.

(7)	On May 17, 2006, the Board of Directors awarded restricted stock units (“RSUs”) to directors and executive officers. The RSUs awarded to executive officers vest in full on the fifth anniversary of the date of the award, and 20% of the RSUs may vest on each of the first four anniversaries of the date of the award if the Company meets certain performance goals. The dollar values of the RSUs awarded were calculated by multiplying the number of RSUs awarded to the executive officer by the closing price of the Company’s common shares on the AMEX on May 17, 2006, which was $6.18.

(8)	“Other Annual Compensation” for Mr. Miller includes: (a) a premium payment of $4,750 in the 2006 transition period and $9,500 in each of 2005, 2004 and 2003 to continue a life insurance policy providing a level of death benefits not available under the Company’s standard group life insurance program; (b) the amounts of $4,800, $9,600, $9,600 and $11,386 reflecting his personal use of a company-furnished automobile and/or a car allowance paid to him in the 2006 transition period, and in fiscal years 2005, 2004 and 2003, respectively; (c) health club membership dues of $300 in the 2006 transition period and $600 in each of 2005, 2004 and 2003; (d) payment of storage and related expenses in the aggregate amount of $18,188 in 2004 in connection with his reassignment to Columbus, Ohio; (e) payment of $45,000 in 2005 in lieu of paying for his permanent relocation to Columbus, Ohio and for him to assume paying for his temporary living accommodations in Columbus beginning in September 2005; and (f) payment of $18,558 in 2005 for temporary living accommodations from January – August, 2005 in Columbus, Ohio.

(9)	“Other Annual Compensation” for Ms. Gentile includes: (a) the amount of $4,050 representing a car allowance paid to her in the 2006 transition period; (b) health club membership dues of $117 in the 2006 transition period; and (c) a premium payment of $421 paid in the transition period under the Company’s standard group life insurance program.
2007 Management Bonus Plan
     On August 2, 2006, our Board of Directors adopted the Company’s 2007 Management Bonus Plan (the “2007 Bonus Plan”). Certain employees, including executive officers, are eligible to participate in the 2007 Bonus Plan. Bonuses under the 2007 Bonus Plan are based on the achievement of individual and Company performance objectives at varying levels. To receive a bonus under the 2007 Bonus Plan, both the applicable Company threshold objectives and the participant’s individual/department threshold objectives must be met. Upon the achievement of these objectives, a participant will receive a bonus based on a percentage of his or her annual salary. The levels of bonus range from 6.25% to 100% of a participant’s 2007 annual base salary, depending upon the participant’s position with the Company. The Board retains the discretion to change the design of, and participants in, the 2007 Bonus Plan without notice to or approval of participants. No entitlement to payouts under the 2007 Bonus Plan will exist until the payments are authorized by the Board of Directors.
Grants of Options
     The following table summarizes information concerning the grant of options during the 2006 transition period to Mr. Tunney, who was the only executive officer granted options during such period.
OPTION GRANTS IN 2006 TRANSITION PERIOD

Potential
		% of Total			Realizable Value at
	Number of	Options			Assumed Annual
	Common	Granted to			Rates
	Shares	Employees			of Share Price
	Underlying	in the	Exercise		Appreciation
	Options	Transition	Price	Expiration	for Option Term (1)
Name	Granted (#)	Period	($/Share)	Date	5%	10%
Greg Tunney	100,000 (2)	100%	$6.58	02/06/2013	$103,717	$217,798

(1)	The dollar amounts reflected in this table are the result of calculations at the 5% and 10% annual appreciation rates set by the SEC for illustrative purposes, and assume the options are held until their respective expiration dates. These dollar amounts are not intended to forecast future performance or possible future appreciation in the price of the Company’s common shares.

(2)	These options were granted on February 7, 2006 and vest and become exercisable in three equal installments beginning on February 7, 2007, unless certain events occur prior to that time.
Option Exercises and Holdings
     Mr. Von Lehman is the only individual named in the Summary Compensation Table who exercised options during the 2006 transition period. The following table summarizes information as of the end of the 2006 transition period concerning option exercises by Mr. Von Lehman and the value of unexercised options held by each of the individuals named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN THE TRANSITION YEAR AND
TRANSITION PERIOD-END OPTION VALUES

	Number of
	Common		Number of Common Shares
	Shares		Underlying Unexercised		Value of Unexercised
	Underlying		Options		In-the-Money Options at
	Options	Value	at Period-End (#)(1)		Transition Period-End ($)(2)
Name	Exercised	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas Von Lehman	100,000	$388,000 (3)	150,000	—	$503,500	$—
Greg Tunney	—	—	—	100,000	$—	$17,000
Daniel Viren	—	—	102,666	22,334	$290,985	$63,965
Harry Miller	—	—	80,409	26,326	$203,382	$66,241
Pam Gentile	—	—	16,666	20,320	$60,465	$43,317

(1)	Outstanding options that are not fully exercisable will become so in the event of certain defined changes in control of the Company.

(2)	The value of “in-the-money” options is calculated by multiplying the number of options by the excess of the closing price of the Company’s common shares on June 30, 2006 ($6.75 per share) over the exercise price of the option.

(3)	On March 7, 2006, Mr. Von Lehman exercised options covering an aggregate of 100,000 common shares at an exercise price of $2.20. Value realized was calculated by multiplying the difference between the closing price of the Company’s common shares on the AMEX on the date of the option exercise of $6.08 and the per share exercise price of $2.20 by the number of common shares.
Pension and Supplemental Retirement Plans
     The Company’s pension plan provides for the payment of monthly benefits to salaried employees at age 65 based upon 48% of a participant’s “final average monthly compensation” (subject to a limitation imposed by law on the amount of annual compensation upon which benefits may be based) less a designated percentage of the participant’s primary social security benefits. Benefits under the pension plan are reduced by 1/30th for each year of credited service less than 30 years. The Company’s supplemental retirement plan provides for the payment of additional monthly retirement benefits based upon 2 1/2% of an eligible participant’s “final average monthly compensation” reduced by a designated percentage of the participant’s primary social security benefits with the difference multiplied by the participant’s years of credited service up to a maximum of 24 years, and the resulting product then reduced by the participant’s monthly pension payable under the pension plan. The benefit to which any employee who was a participant in the supplemental retirement plan on December 31, 1988 is entitled will not be less than 60% of the participant’s “final average monthly compensation,” reduced by (i) the participant’s monthly pension payable under the pension plan and (ii) a designated percentage of the participant’s primary social security benefits.
     On February 20, 2004, the pension plan and the supplemental retirement plan were amended to freeze all benefits at the level accrued at March 31, 2004, under the respective plans. On November 10, 2005, the supplemental retirement plan was unfrozen, effective as of January 1, 2005, with respect to only

Mr. Viren and Mr. Miller, who had been participants in the supplemental retirement plan prior to the date they were frozen. Effective January 1, 2005, pension benefit accruals resumed for Mr. Viren and Mr. Miller, and their pension benefit calculations changed. However, no pension benefits accrued for them during the period beginning March 31, 2004, and ending December 31, 2004. Also as a result of the amendment, no new individual may become a participant in the supplemental retirement plan and no pension benefits will accrue to any persons other than Mr. Viren and Mr. Miller.
     The following table shows the estimated pension benefits payable under the pension plan and the supplemental retirement plans at age 65, based on compensation that is covered by the pension plan and the supplemental retirement plan, years of service and payment in the form of a lifetime annuity:
PENSION PLAN TABLE

Final Average	Estimated Annual Pension Benefits
Annual	Based on Credited Years of Service Indicated
Compensation	10	15	20	25	30
$125,000	$31,250	$46,875	$62,500	$75,000	$75,000
175,000	43,750	65,625	87,500	105,000	105,000
225,000	56,250	84,375	112,500	135,000	135,000
275,000	68,750	103,125	137,500	165,000	165,000
325,000	81,250	121,875	162,500	195,000	195,000
375,000	93,750	140,625	187,500	225,000	225,000
425,000	106,250	159,375	212,500	255,000	255,000
475,000	118,750	178,125	237,500	285,000	285,000
525,000	131,250	196,875	262,500	315,000	315,000
575,000	143,750	215,625	287,500	345,000	345,000
625,000	156,250	234,375	312,500	375,000	375,000
675,000	168,750	253,125	337,500	405,000	405,000
725,000	181,250	271,875	362,500	435,000	435,000
     Annual benefits are shown before a deduction of 20.83% of primary social security benefits after 10 years of service, 31.25% after 15 years of service, 41.67% after 20 years of service, 50% after 25 years of service, and 50% after 30 years of service.
     A participant’s “final average monthly compensation” for purposes of the pension plan and the supplemental retirement plans is the average of the participant’s compensation (salary and commissions but excluding cash bonuses and overtime pay) during the five consecutive calendar years of the last ten years in which such total compensation is highest. However, for individuals who became participants in the supplemental retirement plans on or before December 31, 1988, compensation used in determining “final average annual compensation” includes bonuses and incentives. The “final average annual compensation” as of the end of the 2005 fiscal year was $203,385 for Mr. Viren and $138,819 for Mr. Miller. Messrs. Viren and Miller have approximately 16 and 12 years, respectively, of credited service under the pension plan and the supplemental retirement plans. Mr. Von Lehman, Mr. Tunney and Ms. Gentile do not participate in the pension plan or supplemental retirement plans.
     Messrs. Zacks and Stan are currently receiving benefits under the Company’s pension plan and the supplemental retirement plan. Mr. Zacks received an aggregate of $226,783 and $453,568 in the 2006 transition period and fiscal 2005, respectively, in benefits provided under these plans. Mr. Stan received an aggregate of $33,825 and $67,649 in the 2006 transition period and fiscal 2005, respectively, in benefits provided under these plans.

Directors’ Compensation
     Each Non-Employee Director receives $20,000 annually for services as a director, and the Company pays, or reimburses each director for, all travel and lodging expenses incurred in connection with his or her attendance at Board meetings. The Chairman of the Board and the Chairs of the Audit Committee, Nominating Committee and Compensation Committee each receive an additional $5,000 annual retainer. In addition, each Non-Employee Director receives $1,000 for each regular meeting and $500 for each telephonic meeting of the Board of Directors attended. Members of Board committees receive a fee of $500 for each committee meeting attended that occurs on the same day as a Board meeting, up to a maximum of $1,000 for attending two or more meetings occurring on the same day as a Board meeting; a fee of $1,000 for attending a committee meeting that does not occur on the same day as a Board meeting; and a fee of $500 for participating in a telephonic meeting of a committee. In addition, if they are invited to attend, the Chairman of the Board and the recording secretary receive $500 for each meeting, regardless whether they serve on the committee.
     On May 17, 2006, each Non-Employee Director (Messrs. DiPaolo, Lauer, Lautzenhiser, Nichols, Stan, Weinberg, and Zacks and Ms. Page) was granted 5,663 RSUs under the 2005 Plan. These RSUs will vest in full on the first anniversary of the date of the award. Upon vesting, the RSUs will be settled in an equivalent number of common shares.
Employment Contracts and Termination of Employment Arrangements
     On March 30, 2006, the Company and Thomas Von Lehman, the then President and Chief Executive Officer, entered into an employment agreement for a term beginning on April 1, 2006 and ending September 30, 2006. This agreement superseded an employment agreement that expired on March 31, 2005 (the “2005 employment contract”). Pursuant to the terms of the March 30, 2006 employment agreement, Mr. Von Lehman agreed to step down, as Chief Executive Officer when requested to do so by the Board, but in such event would continue as an employee of the Company through September 30, 2006 to assist on special matters. Mr. Von Lehman also agreed not to compete with the Company through March 31, 2008. Mr. Von Lehman was superceded as Chief Executive Officer on May 18, 2006. The Company will continue to pay Mr. Von Lehman his monthly base salary of $37,500, together with customary executive benefits, through September 30, 2006. Additionally, Mr. Von Lehman has the opportunity to earn a pro-rated bonus under the Company’s Annual Incentive Plan. Mr. Von Lehman also retains his right to receive a fee as provided in the 2005 employment contract, if the Company is involved in a “sale transaction” prior to March 31, 2008. The amount of any sale transaction fee would be 1% of the total consideration paid in the sale transaction, determined in accordance with the terms of the 2005 employment contract. Mr. Von Lehman will remain a director of the Company and will be entitled to receive director fees and any other compensation paid to non-employee directors starting in October 2006.
     On February 7, 2006, the Company entered into an executive employment agreement with Greg A. Tunney, the Company’s President and Chief Executive Officer. The current term of the employment agreement extends until May 18, 2009. The employment agreement will thereafter automatically renew for additional one-year periods unless either party gives 90 days’ prior written notice of such party’s intent not to renew.
     The Company paid to Mr. Tunney one-half of a $75,000 signing bonus at the time of execution of the employment agreement, and paid the second half on August 15, 2006. As Chief Executive Officer, Mr. Tunney receives a minimum annual base salary under the employment agreement of $450,000. He is also eligible during the term for an annual performance bonus of 25% to 100% of his base salary and he is receive other various employee benefits, such as health and life insurance, vacation and sick leave and an automobile allowance. Pursuant to the terms of the employment agreement, on February 7, 2006, Mr. Tunney received a grant of 100,000 options. These options have an exercise price of $6.58 per share, have a seven-year term and will vest in three equal annual installments beginning February 7, 2007, unless certain events occur prior to that time.
     The employment agreement also provides for severance benefits for Mr. Tunney in the event that his employment is terminated without “cause” or by him for “good reason” (each as defined in the employment agreement). Examples of “good reason” for which Mr. Tunney may terminate the agreement and receive severance benefits include (i) a reduction in his base salary, (ii) a material reduction in his duties or responsibilities, and (iii) the failure of the Company to nominate him for reelection to the Board at a shareholder meeting at which he is up for election. In the event of termination without cause or for good reason, Mr. Tunney will continue to receive his base salary for a period of 12 months after termination, will continue to receive health and life insurance coverage, including dependent health care coverage for one year, all of his outstanding options will immediately become exercisable for a period of 12 months and he will receive a pro rata bonus for his partial service during the year in which termination occurs. If Mr. Tunney’s employment is terminated by the Company without “cause” (as defined in his employment agreement) or by Mr. Tunney for “good reason” (as defined in his employment agreement), he will be entitled to receive a severance payment equal to the total compensation (including bonus) paid to him or accrued for his benefit for services rendered during the 12-month period immediately preceding the date of termination, which would have been approximately $716,400 at July 1, 2006.
     Mr. Tunney is also entitled additional severance benefits if his employment in terminated in connection with a “change in control” (as defined in the employment agreement). If his employment is terminated in connection with a change in control, Mr. Tunney will receive a payment equal to two times his annual base salary plus his then target bonus opportunity, and The Company will provide him with health insurance coverage for a period of one year after termination.
     Daniel Viren, Senior Vice President – Finance, Chief Financial Officer and Secretary, is a party to an executive employment agreement with the Company, dated June 5, 2000, as amended, which has a current term expiring on June 5, 2008. Under the executive employment agreement, Mr. Viren is entitled to receive a minimum annual salary of $220,000, subject to increases that the Board of Directors may grant. He is also entitled to participate in the annual incentive plan, at a maximum annual level equal to 55% of his base salary, and to receive certain health and life insurance coverages, pension and retirement benefits and other employee benefits. On June 5, 2000, pursuant to his employment agreement, Mr. Viren was granted options covering 75,000 common shares, with an exercise price of $3.75. If Mr. Viren’s employment is terminated by the Company without “cause” (as defined in his employment agreement) or by Mr. Viren for “good reason” (as defined in his employment agreement), he will be entitled to receive a severance payment equal to the total compensation (including bonus) paid to him or accrued for his benefit for services rendered during the 12-month period immediately preceding the date of termination, which would have been approximately $379,194 at July 1, 2006. Mr. Viren’s employment agreement also provides for the continuation of his salary for a period of time following his permanent and total disability.
     Harry Miller, Vice President – Human Resources, is a party to an executive employment agreement with the Company, dated as of January 5, 2004, as amended, which has a current term that expires on January 5, 2008. Mr. Miller is entitled to receive a minimum annual base salary of $150,000. He is also entitled to participate in the annual incentive plan, at a maximum level equal to 50% of his base salary, and to receive health and life insurance coverage, pension and retirement benefits and other employee benefits. If Mr. Miller’s employment is terminated by without “cause” (as defined in the employment agreement) or by Mr. Miller for “good reason” (as defined in the employment agreement), he will be entitled to receive a severance payment equal to the total compensation (including bonus) paid to or accrued for his benefit for services rendered during the 12-month period immediately preceding the date of termination, which would have been approximately $235,675 at July 1, 2006. Mr. Miller’s employment agreement also provides for the continuation of his salary for a period of time following his permanent and total disability.
     Pamela Gentile, Senior Vice President – Sales, is a party to a three-year Change of Control Agreement (“Control Agreement”) with the Company, dated May 16, 2006, which provides for additional payments to Ms Gentile if her employment is terminated within 36 months after the occurrence of a “change in control” (as defined). If her employment is terminated after a change in control for “cause” (as defined in the Control Agreement) or due to Ms Gentile’s “disability” (as defined in the Control Agreement) or death, Ms Gentile will receive her base salary through the date of termination, but will not be entitled to receive any further benefits. If Ms Gentile’s employment is terminated without cause or by Ms Gentile for “good reason” (as defined in the Control Agreement), she will receive her unpaid base salary through the date of termination, and a lump sum severance payment equal to the greater of (i) the total compensation (including bonus) paid to or accrued for her benefit for the previous fiscal year, or (ii) the total compensation (including bonus) paid to or accrued for her benefit for the immediately prior twelve-month period, which would have been approximately $312,000 at July 1, 2006.
     Gordon Zacks, our current Chairman of the Board, retired as President and Chief Executive Officer on July 1, 2004. Mr. Zacks and the Company are parties to a separation agreement dated March 10, 2004. Under the terms of the separation agreement, until he reaches age 75 or his earlier death, the Company will continue to provide Mr. Zacks with the life, medical and dental insurance benefits that he was entitled to at the time of his retirement. The Company will also continue Mr. Zacks’ life insurance benefits after the age of 75 for such period as the Company can maintain such insurance without additional premium costs. The Company also maintains for Mr. Zacks’ benefit a split-dollar policy of insurance on Mr. Zacks’ life. When Mr. Zacks attains the age of 75, the Company will use the cash value that the Company would have had under the split-dollar policy maintained for the benefit of Mr. Zacks (without regard to any borrowings in respect thereof by the Company) to continue the policy’s death benefit for each policy period until Mr. Zacks’ death unless doing so for a policy period will result in reducing such cash value (without regard to any borrowings by the Company) to an amount less than the aggregate amounts of all premiums paid by the Company over the life of the policy and its predecessor policy.
     Under an agreement dated September 27, 1989, as amended, the Company agreed, upon the death of Mr. Zacks, to purchase from his estate, at the estate’s election, up to $4 million of the common shares held by Mr. Zacks at the time of his death. The common shares would be purchased at their fair market value at the time the estate exercises its put right. The estate’s put right expires after the second anniversary of Mr. Zacks’ death. The Company agreed to fund its potential obligation to purchase the common shares by purchasing and maintaining life insurance during Mr. Zacks’ lifetime. In addition, Mr. Zacks agreed that, for a period of 24 months following his death, the Company would have a right of first refusal to purchase any common shares owned by Mr. Zacks at his death if his estate elects to sell the shares. This agreement remains in effect.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
     The Company maintains seven equity compensation plans (the “Plans”) under which common shares may be issued to eligible directors, officers and employees, each of which has been approved by the shareholders of the Company: (i) the R. G. Barry Corporation 1988 Stock Option Plan (the “1988

Plan”); (ii) the R. G. Barry Corporation 1994 Stock Option Plan (the “1994 Plan”); (iii) the R. G. Barry Corporation Stock Option Plan for Non-Employee Directors (the “Directors Plan”); (iv) the R. G. Barry Corporation 1997 Incentive Stock Plan (the “1997 Plan”); (v) the R. G. Barry Corporation 2002 Stock Incentive Plan (the “2002 Plan”); (vi) the R. G. Barry Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”); and (vii) the Company’s 2005 Long-Term Incentive Plan (the “2005 Plan”). No new options may be granted under the 1988 Plan, the 1994 Plan, the Directors Plan, the 1997 Plan or the 2002 Plan. Upon the approval of the 2005 Plan by the Company’s shareholders at the 2005 Annual Meeting, all common shares authorized for awards under the 1997 Plan and the 2002 Plan that were not subject to outstanding options were rolled into the 2005 Plan, and new awards under the 1997 Plan and the 2002 Plan ceased.
     The following table shows for the Plans, as a group, the number of common shares issuable upon exercise of outstanding options, the weighted-average exercise price of outstanding options and the number of common shares remaining available for future option grants, in each case as of July 1, 2006.

Number of common shares
remaining available for
	Number of common	Weighted-average	future issuance under
	shares to be issued	exercise price of	equity compensation plans
	upon exercise of	outstanding	(excluding shares
	outstanding options,	options, warrants	reflected
	warrants and rights	and rights	in column (a))
Plan Category	(a) *	(b) * (1)	(c) *
Equity compensation plans approved by shareholders	1,108,900 (2)	$5.30 (3)	957,957 (4)

*	Reflects adjustments for changes in the Company’s capitalization.

(1)	The weighted-average exercise prices set forth in this column do not include restricted stock units, which, by their terms, do not have exercise prices.

(2)	Includes 82,056 common shares issuable upon exercise of options granted under the 1994 Plan, 18,750 common shares issuable upon exercise of options granted under the Directors Plan, 638,925 common shares issuable upon exercise of options granted under the 1997 Plan, 249,250 common shares issuable upon exercise of options granted under the 2002 Plan and 226,182 common shares issuable upon the exercise of options granted under the 2005 Plan and 106,182 RSUs granted under the 2005 Plan. There were no options outstanding under the Stock Purchase Plan as of July 1, 2006.

(3)	Represents weighted-average exercise price of options outstanding under the Plans.

(4)	Includes 451,858 common shares remaining available for future issuance under the 2005 Plan and 506,099 common shares remaining available for future issuance under the Stock Purchase Plan. Upon the approval of the 2005 Plan, all common shares authorized for awards under the 1997 Plan and the 2002 Plan that were not subject to outstanding options were rolled into the 2005 Plan. No further options may be granted under the 1988 Plan, the 1994 Plan or the Directors Plan.

Share Ownership
     The following table furnishes information regarding the beneficial ownership of common shares by each person known to the Company to beneficially own more than 5% of the outstanding common shares as of August 31, 2006(unless otherwise indicated):

	Amount and Nature of Beneficial Ownership
				Sole		Shared			Percent
Name and Address	Sole Voting		Shared Voting	Dispositive		Dispositive			of
of Beneficial Owner	Power		Power	Power		Power	Total		Class (1)
Steven C. Leonard	146,850	(2)	—	146,850	(2)	1,080,308 (2)	1,227,158	(2)	12.3%
P.O. Box 710 Rancho Santa Fe, CA 92067

Gordon Zacks	779,064	(3)(4)	—	331,938	(3)(4)	—	779,064	(3)(4)	7.8%
13405 Yarmouth Road N.W. Pickerington, OH 43147

Dimensional Fund Advisors Inc.	579,189	(5)	—	579,189	(5)	—	579,189	(5)	5.8%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401

Nicusa Capital Partners, L.P.	508,900	(6)	—	508,900	(6)	—	508,900	(6)	5.1%
20 Exchange Place, 38th Floor New York, N.Y. 10005

Schneider Capital Management Corporation	504,750	(7)	—	504,750	(7)	—	504,750	(7)	5.1%
460 E. Swedesford Road, Suite 1080 Wayne, PA 19087

(1)	The percent of class is based upon the sum of 10,016,529 common shares outstanding as of August 31, 2006, and the number of common shares, if any, as to which the named person has the right to acquire beneficial ownership upon the exercise of options which are currently exercisable or which will become exercisable prior to October 31, 2006.

(2)	Based on information contained in a Schedule 13G amendment filed with the SEC on December 31, 2005, Mr. Leonard may be deemed to have beneficially owned 1,364,797 common shares as of December 31, 2005, of which 1,080,308 common shares were beneficially owned by Pacifica Capital Investments, LLC (“PCI”), a registered investment adviser. Mr. Leonard is the managing member of PCI. All common shares beneficially owned by PCI are held in managed accounts. PCI possesses dispositive power, but not voting power, over its managed accounts.

(3)	Includes 70,492 common shares held of record by Mr. Zacks, and 123,516 common shares as to which Mr. Zacks has the right to acquire beneficial ownership upon the exercise of options which are currently exercisable or will first become exercisable by October 31, 2006. Excludes 14,905 common shares held of record and owned beneficially by Mr. Zacks’ spouse as to which Mr. Zacks has no voting or dispositive power and disclaims beneficial ownership.

(4)	Gordon Zacks is the voting trustee of the Zacks-Streim Voting Trust (the “Voting Trust”) and exercises sole voting power as to the 585,056 common shares deposited in the Voting Trust. The owners of the common shares deposited in the Voting Trust retain dispositive power with respect to those shares (subject to certain limitations on the right to remove the shares from the Voting Trust). Mr. Zacks is the owner of, and retains dispositive power as to, 137,930 of the common shares deposited in the Voting Trust. Mr. Zacks’ mother, Florence Zacks Melton, as trustee under a trust created by the will of Aaron Zacks, deceased, is the owner of the balance of the common shares deposited in the Trust. Mr. Zacks is the remainder beneficiary of the trust created by that will. The Voting Trust will continue in existence until October 29, 2015, unless extended or terminated in accordance with its terms.

(5)	Based on information contained in a Schedule 13G amendment filed with the SEC on February 6, 2006, Dimensional Fund Advisors Inc., a registered investment adviser (“Dimensional”), may be deemed to have beneficially owned 579,189 common shares as of December 31, 2005, all of which were held in portfolios of four investment companies to which Dimensional furnishes investment advice and of other commingled group trusts and separate accounts for which Dimensional serves as investment manager. In its role as investment advisor and investment manager, Dimensional possesses voting and dispositive power over the common shares owned by these portfolios. Dimensional disclaims beneficial ownership of these common shares.

(6)	Based on information contained in a Schedule 13G filed with the SEC on August 1, 2006, Nicusa Capital Partners, L.P., a registered investment adviser, had sole voting and sole dispositive power over 508,900 common shares as of July 28, 2006.

(7)	Based on information contained in a Schedule 13G amendment filed with the SEC on February 10, 2006, Schneider Capital Management Corporation, a registered investment adviser, had sole voting and sole dispositive power over 504,750 common shares as of December 31, 2005.
     The following table furnishes information regarding the beneficial ownership of common shares of the Company, as of August 31, 2006, for each of its directors and each of the executive officers named in the Summary Compensation Table in “Item 11 of this report.

	Amount and Nature of Beneficial Ownership (1)
			Common Shares Which Can
			Be Acquired Upon Exercise
			of Options Which Are
			Currently Exercisable or			Percent
Name of	Common Shares		Which Will First Become			of
Beneficial Owner	Presently Held		Exercisable Within 60 Days	Total		Class (2)
Nicholas DiPaolo	5,000		3,333	8,333		(3)
David Lauer	3,000		9,583	12,583		(3)
Roger Lautzenhiser	11,000		9,583	20,583		(3)
David Nichols	10,000		3,333	13,333		(3)
Janice Page	2,000		9,583	11,583		(3)
Edward Stan	42,557	(4)	3,333	45,890	(4)	(3)
Thomas Von Lehman	187,817		150,000	337,817		3.3%
Harvey Weinberg	7,215	(5)	9,583	16,798		(3)
Gordon Zacks	655,548	(6)	123,516	779,064	(6)	8.2%
Greg Tunney	4,000		—	4,000		(3)

	Amount and Nature of Beneficial Ownership (1)
		Common Shares Which Can
		Be Acquired Upon Exercise
		of Options Which Are
		Currently Exercisable or			Percent
Name of	Common Shares	Which Will First Become			of
Beneficial Owner	Presently Held	Exercisable Within 60 Days	Total		Class (2)
Daniel Viren	2,500	102,666	105,166		1.0%
Harry Miller	12,162 (7)	80,409	92,571	(7)	(3)
Pamela Gentile	—	16,666	16,666		(3)

All current directors and executive officers as a group (numbering 13) (8)	983,899	513,881	1,497,780		14.3%

(1)	Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all of the common shares reflected in the table.

(2)	See footnote (1) to the preceding table.

(3)	Represents ownership of less than 1% of the outstanding common shares of the Company.

(4)	Includes 2,200 common shares held jointly by Mr. Stan and his spouse.

(5)	Includes 2,000 common shares held by Mr. Weinberg’s spouse.

(6)	See footnotes (3) and (4) to preceding table.

(7)	Includes 332 common shares held by Mr. Miller’s spouse.

(8)	Includes the ten directors identified in the table and Messrs. Viren and Miller and Ms. Gentile.
     Under an agreement dated September 27, 1989, as amended, the Company agreed, upon the death of Mr. Zacks, to purchase from his estate, at the estate’s election, up to $4 million of the common shares held by Mr. Zacks at the time of his death. The common shares would be purchased at their fair market value at the time the estate exercises its put right. The estate’s put right expires after the second anniversary of Mr. Zacks’ death. The Company agreed to fund its potential obligation to purchase the common shares by purchasing and maintaining life insurance during Mr. Zacks’ lifetime. In addition, Mr. Zacks agreed that, for a period of 24 months following his death, the Company would have a right of first refusal to purchase any common shares owned by Mr. Zacks at his death if his estate elects to sell the shares. This agreement remains in effect.
Item 13. Certain Relationships and Related Transactions.
     In 1952, the Company obtained from Florence Zacks Melton, the mother of Gordon Zacks, the exclusive right to manufacture and sell various slipper styles and other product designs created and owned by her, including future styles and designs. Under a royalty agreement with the Company, Mrs. Melton received 1% of the Company’s net sales of products utilizing her designs. Under its original terms, the royalty agreement would terminate five years after the death of Mrs. Melton. The Company had various options under the royalty agreement to purchase Mrs. Melton’s product designs and related rights. In August 2005, the Company and Mrs. Melton entered into an agreement for the Company to purchase from Mrs. Melton all of her product designs and patent rights and other intellectual property rights regarding products sold by the Company or that relate to slippers or other footwear products for a purchase price of $600,000. In connection with this agreement, the royalty agreement described above was terminated. The purchase price under this agreement is being paid by the Company in 24 quarterly payments of $25,000 each, beginning on August 11, 2005, with payments due on the last business of each October, January, April and July until the final payment on last business day in April 2011.

Item 14. Principal Accountant Fees and Services.
Audit Committee Pre-Approval Policies and Procedures
     Under rules of the SEC, the Audit Committee of the Board of Directors is required to pre-approve the audit and permitted non-audit services performed by the independent registered public accounting firm. These SEC rules specify the types of non-audit services that an independent registered public accounting firm may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.
     The charter of the Audit Committee also requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to the Company or any of its subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.
Fees of Independent Registered Public Accounting Firm
     The Audit Committee appointed the accounting firm of KPMG LLP (“KPMG”) to serve as the Company’s independent registered public accounting firm for the 2006 transition period. Fees expected to be billed or billed for services rendered by KPMG for the 2006 transition period and for fiscal year 2005 and fiscal year 2004 were as follows:
     Audit Fees. The audit fees expected to be billed by KPMG for the 2006 transition period are $235,560; the audit fees billed by KPMG for fiscal year 2005 and fiscal year 2004 were $257,000 and $145,000, respectively. These amounts include fees for professional services rendered in connection with the audit of the Company’s consolidated financial statements, the review of the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and annual statutory audits of Company subsidiaries in Mexico and France.
     Audit-Related Fees. KPMG did not bill the Company for any audit-related fees in the 2006 transition period, fiscal year 2005 or fiscal year 2004.
     Tax Fees. The Company expects to be billed an amount of $60,000 for tax services rendered by KPMG for the 2006 transition period. The aggregate fees for tax services rendered by KPMG for fiscal year 2005 and fiscal year 2004 were $141,200 and $185,100, respectively. The services rendered by KPMG included preparation of U.S. federal and state corporate tax returns, tax consulting advice for the Company’s U.S. and Mexican subsidiaries and assisting with the Company’s IRS examination.
     All Other Fees. The Company and its subsidiaries did not pay any other fees to KPMG for any other services in the 2006 transition period, fiscal year 2005 or fiscal year 2004.
     All of the services rendered by KPMG to the Company and its subsidiaries during the 2006 transition period, fiscal year 2005 and fiscal year 2004 were pre-approved by the Audit Committee or a member of the Audit Committee acting pursuant to authority delegated by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

	The following consolidated financial statements of R.G. Barry Corporation and its subsidiaries are included in “Item 8. Financial Statements and Supplementary Data.” of this Transition Report on Form 10-K at the page(s) indicated:

	Consolidated Balance Sheets at July 1, 2006, December 31, 2005 and January 1, 2005	40

	Consolidated Statements of Operations for the transition period ended July 1, 2006 and the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	41

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the transition period ended July 1, 2006, and the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	42

	Consolidated Statements of Cash Flows for the transition period ended July 1, 2006, and the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	43

	Notes to Consolidated Financial Statements	44-71

(a)(2)	Financial Statement Schedule. The following additional financial data provided in “Schedule 2 – Valuation and Qualifying Accounts” should be read in conjunction with the consolidated financial statements of R.G. Barry Corporation and its subsidiaries included in “Item 8. Financial Statements and Supplementary Data.” of this Transition Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
R. G. Barry Corporation:
Under date of September 20, 2006, we reported on the consolidated balance sheets of R. G. Barry Corporation and subsidiaries as of July 1, 2006, December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the six months ended July 1, 2006 (the transition period 2006) and each of the fiscal years in the three-year period ended December 31, 2005, which are included in the transition report on Form 10-K for the transition period form January 1, 2006 to July 1, 2006 of R.G. Barry Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP
Columbus, Ohio
September 20, 2006

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
July 1, 2006

Column A	Column B	Column C		Column D		Column E
		Charges to
		costs and	Charge (credit)
	Balance at	expenses	to costs and			Balance at
	beginning	for the	expenses for			end of
	of 2006	current 2006	fiscal 2005	Adjustments		2006
	transition	transition	accrual	and		transition
Description	period	period	adjustments	Deductions		period
Reserves deducted from accounts receivable:

Allowance for doubtful receivables	$7,000	103,000	—	—		110,000

Allowance for returns	4,377,000	735,000	(185,000)	4,064,000	(1)	863,000

Allowance for promotions	9,618,000	1,457,000	(79,000)	9,789,000	(2)	1,207,000

	$14,002,000	2,295,000	(264,000)	13,853,000		2,180,000

Notes:
1.	Represents sales returns for the 2006 transition period reserved for in fiscal 2005.

2.	Represents promotions expenditures committed to in the 2006 transition period and reserved for in fiscal 2005.

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
December 31, 2005

Column A	Column B	Column C		Column D		Column E
			Charge (credit)
		Charges to	to costs and
		costs and	expenses for
	Balance at	expenses	prior year	Adjustments		Balance at
	beginning	for the	accrual	and		end of
Description	of year	current year	adjustments	Deductions		year
Reserves deducted from accounts receivable:

Allowance for doubtful receivables	$—	7,000	—	—	(1)	7,000

Allowance for returns	4,105,000	4,467,000	(457,000)	3,738,000	(2)	4,377,000

Allowance for promotions	7,990,000	10,943,000	(1,501,000)	7,814,000	(3)	9,618,000

	$12,095,000	15,417,000	(1,958,000)	11,552,000		14,002,000

Notes:
1.	Write-off uncollectible accounts.

2.	Represents fiscal 2005 sales returns reserved for in fiscal 2004.

3.	Represents fiscal 2005 promotions expenditures committed to and reserved for in fiscal 2004.

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
January 1, 2005

Column A	Column B	Column C		Column D		Column E
			Charge (credit)
		Charges to	to costs and
		costs and	expenses for
	Balance at	expenses	prior year	Adjustments		Balance at
	beginning	for the	accrual	and		end of
Description	of year	current year	adjustments	Deductions		year
Reserves deducted from accounts receivable:

Allowance for doubtful receivables	$226,000	—	(209,000)	17,000	(1)	—

Allowance for returns	7,763,000	4,105,000	(118,000)	7,645,000	(2)	4,105,000

Allowance for promotions	10,505,000	10,889,000	(186,000)	13,218,000	(3)	7,990,000

	$18,494,000	14,994,000	(513,000)	20,880,000		12,095,000

Notes:
1.	Write-off uncollectible accounts.

2.	Represents fiscal 2004 sales returns reserved for in fiscal 2003.

3.	Represents fiscal 2004 promotions expenditures committed to and reserved for in fiscal 2003.

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
January 3, 2004

Column A	Column B	Column C		Column D		Column E
			Charge (credit)
		Charges to	to costs and
		costs and	expenses for
	Balance at	expenses	prior year	Adjustments		Balance at
	beginning	for the	accrual	and		end of
Description	of year	current year	adjustments	Deductions		year
Reserves deducted from accounts receivable:

Allowance for doubtful receivables	$434,000	355,000	—	563,000	(1)	226,000

Allowance for returns	10,182,000	7,763,000	341,000	10,523,000	(2)	7,763,000

Allowance for promotions	9,648,000	11,536,000	(104,000)	10,575,000	(3)	10,505,000

	$20,264,000	19,654,000	237,000	21,661,000		18,494,000

Notes:
1.	Write-off uncollectible accounts.

2.	Represents fiscal 2003 sales returns reserved for in fiscal 2002.

3.	Represents fiscal 2003 promotions expenditures committed to and reserved for in fiscal 2002.

(a)(3)	List of Exhibits.

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Transition Report on Form 10-K are filed with the Transition Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Transition Report on Form 10-K or incorporated herein by reference.

(b)	Exhibits

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Transition Report on Form 10-K are filed with this Transition Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits”.

(c)	Financial Statement Schedule.

The financial statement schedule listed in Item 15 (a)(2) is filed with this Transition Report on Form 10-K beginning on page 94.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R. G. BARRY CORPORATION

Dated: September 25, 2006	By:	/s/ Daniel D. Viren
Daniel D. Viren,
Senior Vice President-Finance, Chief Financial Officer and Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Greg A. Tunney	President and Chief Executive Officer	September 25, 2006
Greg A. Tunney	(Principal Executive Officer) and Director

/s/ Daniel D. Viren	Senior Vice President - Finance, Chief	September 25, 2006
Daniel D. Viren	Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

*	Non-Executive Chairman of the Board and	*
Gordon Zacks	Director

*	Director	*
Nicholas P. DiPaolo

*	Director	*
David P. Lauer

*	Director	*
Roger E. Lautzenhiser

*	Director	*
David L. Nichols

*	Director	*
Janice E. Page

*	Director	*
Edward M. Stan

*	Director	*
Thomas M. Von Lehman

*	Director	*
Harvey A. Weinberg

*	Daniel D. Viren, by signing his name hereto, does hereby sign this report on behalf of each of the above-identified directors of the Registrant pursuant to Powers of Attorney executed by such directors which Powers of Attorney have been filed with this report.

By:	/s/ Daniel D. Viren Daniel D. Viren	Date: September 25, 2006

R. G. BARRY CORPORATION
TRANSITION REPORT ON FORM 10-K
FOR TRANSITION PERIOD ENDED JULY 1, 2006
INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.2	Asset Purchase Agreement, dated as of May 14, 2003, by and among Vesture Corporation (now known as RGB Technology, Inc.), Registrant and Vesture Acquisition Corp. (now known as Vesture Corporation)	Incorporated herein by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated and filed July 2, 2003 (File No. 001-08769)

2.3	First Amendment to Asset Purchase Agreement, dated December 29, 2003, by and among RGB Technology, Inc. (formerly known as Vesture Corporation), Registrant and Vesture Corporation (formerly known as Vesture Acquisition Corp.)	Incorporated herein by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 001-08769) (“Registrant’s January 2004 Form 10-K”)

3.1	Articles of Incorporation of Registrant (as filed with Ohio Secretary of State on March 26, 1984)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-12667) (“Registrant’s 1988 Form 10-K”)

3.2	Certificate of Amendment to the Articles of Incorporation of Registrant Authorizing the Series I Junior Participating Class B Preferred Shares (as filed with the Ohio Secretary of State on March 1, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.3	Certificate of Amendment to the Articles of Registrant (as filed with the Ohio Secretary of State on May 9, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.4	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 22, 1995)	Incorporated herein by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 001-08769) (“Registrant’s 1995 Form 10-K”)

3.5	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on September 1, 1995)	Incorporated herein by reference to Exhibit 3(c) to Registrant’s 1995 Form 10-K

Exhibit No.	Description	Location

3.6	Certificate of Amendment by Shareholders to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 30, 1997)	Incorporated herein by reference to Exhibit 4(h)(6) to Registrant’s Registration Statement on Form S-8, filed June 6, 1997 (Registration No. 333-28671)

3.7	Certificate of Amendment by Directors of Registrant to the Articles of Incorporation of Registrant Authorizing Series I Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on March 10, 1998)	Incorporated herein by reference to Exhibit 3(a)(7) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 001-08769) (“Registrant’s 1997 Form 10-K”)

3.8	Articles of Incorporation of Registrant (reflecting all amendments) [for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3(a)(8) to Registrant’s 1997 Form 10-K

3.9	Code of Regulations of Registrant	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (File No. 001-08769) (“Registrant’s July 3, 2004 Form 10-Q”)

4.1	Rights Agreement, dated as of February 19, 1998, between Registrant and The Bank of New York, as Rights Agent	Incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K, dated March 13, 1998 and filed March 16, 1998 (File No. 001-08769)

4.2	Loan Agreement, dated as of January 21, 2000, among Banque Tarneaud, S.A., Banque Nationale de Paris, and Escapade, S.A.	Incorporated herein by reference to Exhibit 4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 001-08769)

9.1	Zacks-Streim Voting Trust and amendments thereto	Incorporated herein by reference to Exhibit 9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 1993 (File No. 001-08769)

9.2	Documentation related to extension of term of the Voting Trust Agreement for the Zacks-Streim Voting Trust	Incorporated herein by reference to Exhibit 9(b) to Registrant’s 1995 Form 10-K

9.3	Documentation related to extension of term of Voting Trust Agreement for the Zacks-Streim Voting Trust	Filed herewith

Exhibit No.	Description	Location

*10.1	R. G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-08769) (“Registrant’s 2001 Form 10-K”)

*10.2	Amendment No. 1 to the R. G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 001-08769) (“Registrant’s 2002 Form 10-K”)

*10.3	Amendment No. 2 to the R. G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001) for the Economic Growth and Tax Relief Reconciliation Act of 2001	Incorporated herein by reference to Exhibit 10.3 to Registrant’s 2002 Form 10-K

*10.4	Amendment No. 3 to the R. G. Barry Corporation Associates’ Retirement Plan (effective as of March 31, 2004 and executed on February 20, 2004)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 2004 Form 10-K

*10.5	Amendment No. 4 to the R.G. Barry Corporation Associates’ Retirement Plan (executed on September 16, 2005)	Incorporated herein by reference to Exhibit 10.5 to Registrant’s December 2005 Form 10-K

*10.6	R. G. Barry Corporation Supplemental Retirement Plan (effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 001-08769) (“Registrant’s January 2000 Form 10-K”)

*10.7	R. G. Barry Corporation Supplemental Benefit Plans Trust (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 3, 2004 Form 10-Q

*10.8	Amendment No. 1 to the R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of May 12, 1998, executed May 15, 1998)	Incorporated herein by reference to Exhibit 10.3 to Registrant’s January 2000 Form 10-K

Exhibit No.	Description	Location

*10.9	Amendment No. 2 to the R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of January 1, 2000, executed March 28, 2000)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 2000 Form 10-K

*10.10	Amendment No. 3 to the R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of March 31, 2004, executed February 20, 2004)	Incorporated herein by reference to Exhibit 10.8 to Registrant’s January 2004 Form 10-K

*10.11	Amendment No. 4 to the R.G. Barry Corporation Supplemental Retirement Plan (effective January 1, 2005, executed November 10, 2005)	Incorporated herein by reference to Exhibit 10.11 to Registrant’s December 2005 Form 10-K

*10.12	Employment Agreement, dated July 1, 2001, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.5 to Registrant’s 2001 Form 10-K

*10.13	Confidential Separation Agreement, dated March 10, 2004, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed March 11, 2004 (File No. 001-08769) (“Registrant’s March 11, 2004 Form 8-K”)

*10.14	Agreement, dated September 27, 1989, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 28.1 to Registrant’s Current Report on Form 8-K dated October 11, 1989, filed October 12, 1989 (File No. 0-12667)

*10.15	Amendment No. 1, dated as of October 12, 1994, to the Agreement between Registrant and Gordon Zacks, dated September 27, 1989	Incorporated herein by reference to Exhibit 5 to Amendment No. 14 to Schedule 13D, dated January 27, 1995, filed by Gordon Zacks on February 13, 1995

*10.16	Amended Split-Dollar Insurance Agreement, dated March 23, 1995, between Registrant and Gordon B. Zacks	Incorporated herein by reference to Exhibit 10(h) to Registrant’s 1995 Form 10-K

*10.17	R. G. Barry Corporation 1988 Stock Option Plan (reflects amendments through May 11, 1993)	Incorporated herein by reference to Exhibit 4(r) to Registrant’s Registration Statement on Form S-8, filed August 18, 1993 (Registration No. 33-67594)

Exhibit No.	Description	Location

*10.18	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R. G. Barry Corporation 1988 Stock Option Plan	Incorporated herein by reference to Exhibit 10(k) to Registrant’s 1995 Form 10-K

*10.19	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R. G. Barry Corporation 1988 Stock Option Plan	Incorporated herein by reference to Exhibit 10(1) to Registrant’s 1995 Form 10-K

*10.20	R. G. Barry Corporation Employee Stock Purchase Plan (reflects amendments and revisions for share splits and share dividends through May 8, 2003)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 001-08769)

*10.21	R. G. Barry Corporation 1994 Stock Option Plan (reflects amendments and revisions for share splits through June 22, 1994)	Incorporated herein by reference to Exhibit 4(q) to Registrant’s Registration Statement on Form S-8, filed August 24, 1994 (Registration No. 33-83252)

*10.22	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R. G. Barry Corporation 1994 Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 001-08769) (“Registrant’s December 2000 Form 10-K”)

*10.23	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R. G. Barry Corporation 1994 Stock Option Plan	Incorporated herein by reference to Exhibit 10.17 to Registrant’s December 2000 Form 10-K

*10.24	R. G. Barry Corporation Deferred Compensation Plan amended and restated (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10(v) to Registrant’s 1995 Form 10-K

*10.25	Amendment No. 1 to the R. G. Barry Corporation Deferred Compensation Plan (executed March 1, 1997, effective as of March 1, 1997)	Incorporated herein by reference to Exhibit 10.23 to Registrant’s January 2000 Form 10-K

*10.26	Amendment No. 2 to the R. G. Barry Corporation Deferred Compensation Plan (executed March 28, 2000, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.21 to Registrant’s 2001 Form 10-K

Exhibit No.	Description	Location

*10.27	Amendment No. 3 to the R. G. Barry Corporation Deferred Compensation Plan (executed October 31, 2001, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.24 to Registrant’s 2002 Form 10-K

*10.28	Amendment No. 4 to the R. G. Barry Corporation Deferred Compensation Plan (executed February 20, 2004, effective as of February 21, 2004)	Incorporated herein by reference to Exhibit 10.29 to Registrant’s January 2004 Form 10-K

*10.29	R. G. Barry Corporation Stock Option Plan for Non-Employee Directors (reflects amendments and revisions for share splits through February 19, 1998)	Incorporated herein by reference to Exhibit 10(x) to Registrant’s 1997 Form 10-K

*10.30	R. G. Barry Corporation 1997 Incentive Stock Plan (reflects amendments through May 13, 1999)	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 18, 1999 (Registration No. 333-81105)

*10.31	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R. G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.24 to Registrant’s December 2000 Form 10-K

*10.32	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R. G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.25 to Registrant’s December 2000 Form 10-K

*10.33	R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 14, 2002 (Registration No. 333-90544)

*10.34	Form of Stock Option Agreement used in connection with grant of incentive stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.30 of Registrant’s 2002 Form 10-K

*10.35	Form of Stock Option Agreement used in connection with grant of non-qualified stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.31 of Registrant’s 2002 Form 10-K

*10.36	Executive Employment Agreement, effective as of June 5, 2000, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.29 to Registrant’s December 2000 Form 10-K

Exhibit No.	Description	Location

*10.37	First Amendment to Executive Employment Agreement, effective as of June 5, 2003, between Registrant and Daniel D. Viren	Incorporated hereby by reference to Exhibit 10.40 of Registrant’s January 2004 Form 10-K

*10.38	Second Amendment to Executive Employment Agreement, effective May 16, 2005, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 001-08769) (“Registrant’s April 2, 2005 Form 10-Q”)

*10.39	Third Amendment to Executive Employment Agreement, effective May 30, 2006, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 30, 2006 and filed June 1, 2006 (File No. 001-08769)

*10.40	Executive Employment Agreement, effective as of January 5, 2004, between Registrant and Harry Miller	Incorporated herein by reference to Exhibit 10.41 to Registrant’s January 2004 Form 10-K

*10.41	Amendment to Executive Employment Agreement effective August 28, 2006, between Registrant and Harry Miller	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 28, 2006 and filed September 1, 2006 (file No. 001-08769) (“Registrant’s August 28, 2006 Form 8-K”)

*10.42	Agreement, dated February 7, 1952, as amended by Agreement of Amendment dated September 18, 1961, a Second Amendment to Agreement dated April 15, 1968 and a Third Amendment dated October 31, 2000, between Registrant and Florence Zacks Melton	Incorporated herein by reference to Exhibit 10.33 to Registrant’s December 2000 Form 10-K

*10.43	Agreement, made to be effective August 11, 2005, between Registrant and Florence Zacks Melton	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (File No. 001-08769) (“Registrant’s July 2, 2005 Form 10-Q”)

10.44	License Agreement, effective as of January 7, 2003, among Registrant, R. G. Barry International, Inc., Barry (G.B.R. Limited) and GBR Limited	Incorporated herein by reference to Exhibit 10.46 to Registrant’s 2002 Form 10-K

Exhibit No.	Description	Location

*10.45	Executive Employment Contract, dated February 24, 2005, between Registrant and Thomas M. Von Lehman	Incorporated herein by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K, dated February 28, 2005 and filed March 1, 2005 (File No. 001-08769)

*10.46	Executive Employment Contract, dated March 30, 2006, between Registrant and Thomas M. Von Lehman, supersedes the previous employment contact with Mr. Von Lehman dated February 24, 2005	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 30, 2006, and filed April 5, 2006 (File No. 001-08769)

*10.47	Stock Option Agreement, dated March 10, 2004, between Registrant and Thomas M. Von Lehman	Incorporated herein by reference to Exhibit 10.49 to Registrant’s January 2004 Form 10-K

*10.48	Form of Stock Option Agreement between Registrant and Thomas M. Von Lehman for options granted under R. G. Barry Corporation 2002 Stock Incentive Plan and pursuant to Executive Employment Contract, dated March 10, 2004, between Registrant and Thomas M. Von Lehman	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated and filed September 14, 2004 (File No. 001-08769)

10.49	Factoring Agreement, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed April 1, 2004 (File No. 001-08769)(“Registrant ’s April 1, 2004 Form 8-K”)

10.50	Letter of Credit Agreement, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.2 to Registrant’s April 1, 2004 Form 8-K

10.51	Grant of Security Interest in Patents, Trademarks and Licenses, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.3 to Registrant’s April 1, 2004 Form 8-K

10.52	Equipment Security Agreement, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.4 to Registrant’s April 1, 2004 Form 8-K

10.53	Inventory Security Agreement, dated March 29, 2004, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 4.5 to Registrant’s April 1, 2004 Form 8-K

Exhibit No.	Description	Location

10.54	Financing Agreement, dated March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 001-08769) (“Registrant’s January 2005 Form 10-K”)

10.55	Amendment to Factoring Agreement, dated as of March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.55 to Registrant’s January 2005 Form 10-K

10.56	Amended and Restated Pledge Agreement, dated March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.56 to Registrant’s January 2005 Form 10-K

10.57	Reaffirmation of Copyright Security Agreement, dated March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.57 to Registrant’s January 2005 Form 10-K

10.58	Reaffirmation of Grant of Security Interest in Patents, Trademarks and Licenses, dated March 31, 2005, between Registrant and The CIT Group/Commercial Services, Inc.	Incorporated herein by reference to Exhibit 10.58 to Registrant’s January 2005 Form 10-K

*10.59	Summary of Compensation for Directors of R. G. Barry Corporation	Filed herewith

*10.60	2005 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 25, 2005 and filed April 26, 2005 (File No. 001-08769)

*10.61	2006 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 21, 2006 and filed March 27, 2006 (File No. 001-08769)

*10.62	2007 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 2, 2006 and filed August 8, 2006 (File No. 001-08769)

Exhibit No.	Description	Location

*10.63	Form of Change in Control Agreement entered into effective as of May 16, 2005 by Registrant with each of the following non-executive officers: Glenn Evans – Senior Vice President, Creative Services and Sourcing; Pam Gentile – Senior Vice President, National Accounts; José G. Ibarra – Vice President – Treasurer; and Matt Sullivan – Senior Vice President, Integrated Supply Chain	Incorporated herein by reference to Exhibit 10.1 to Registrant’s April 2, 2005 Form 10-Q

*10.64	R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K, dated May 24, 2005 and filed May 25, 2005 (File No. 001-08769)

*10.65	Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 2, 2005 Form 10-Q

*10.66	Executive Employment Agreement, dated as of February 7, 2006, between Registrant and Greg A. Tunney	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 9, 2006 and filed February 10, 2006 (File No. 001-08769) (“Registrant’s February 9, 2006 Form 8-K”)

*10.67	Nonqualified Stock Option Award Agreement for options granted to Greg A. Tunney under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Registrant’s February 9, 2006 Form 8-K

*10.68	Form of Restricted Stock Unit Award Agreement for Directors of Registrant under the R.G. Barry 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 17, 2006 and filed May 23, 2006 (File No. 001-08769) (“Registrant’s May 23, 2006 Form 8-K”)

*10.69	Form of Restricted Stock Unit Award Agreement for Employees of Registrant under the R.G. Barry 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Registrant’s May 23, 2006 Form 8-K

Exhibit No.	Description	Location

*10.70	Amendment and Notice of Consent Form Regarding Restricted Stock Unit Awards Agreement for Employees Registrant under the R.G. Barry 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 15, 2006 and filed August 21, 2006 (File No. 001-08769)

*10.71	R.G. Barry Corporation Deferral Plan for Restricted Stock Unit awards	Incorporated herein by reference to Exhibit 10.3 to Registrant’s May 23, 2006 Form 8-K

*10.72	R.G. Barry Corporation Deferral Plan Directors’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.4 to Registrant’s May 23, 2006 Form 8-K

*10.73	R.G. Barry Corporation Deferral Plan Gordon Zacks’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.5 to Registrant’s May 23, 2006 Form 8-K

*10.74	R.G. Barry Corporation Deferral Plan Employees’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.6 to Registrant’s May 23, 2006 Form 8-K

10.75	Settlement Agreement dated August 28, 2006, among Registrant, Fertwall Properties, Ltd. and Barry Distribution Center de Mexico S.A. de C.V.	Incorporated Herein by reference to Exhibit 10.2 to Registrant’s August 28, 2006 Form 8-K

14.1	R. G. Barry Corporation Code of Business Conduct and Ethics	Incorporated herein by reference to Exhibit 14 to Registrant’s May 23, 2006 Form 8-K

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney Executed by Directors and Executive Officers of Registrant	Filed herewith

31.1	Rule 13a — 14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a — 14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Management contract or compensatory plan or arrangement.