Form 10-Q
period 2006-09-30
BARRY R G CORP /OH/
filed 2006-11-13
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Common Shares, $1 Par Value, Outstanding as of November 7, 2006 – 10,041,629
Index to Exhibits at page 28

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	July 1,
	2006	2006
	(unaudited)
ASSETS:
Cash	$915	$988
Accounts receivable (less allowances of $5,776 and $2,180, respectively)	27,907	6,683
Assets held for disposal	—	20
Inventory	27,233	25,977
Prepaid expenses	1,227	1,141

Total current assets	57,282	34,809

Property, plant and equipment, at cost	11,520	11,214
Less accumulated depreciation and amortization	8,949	8,795

Net property, plant and equipment	2,571	2,419

Other assets	3,155	3,216

Total assets	$63,008	$40,444

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Short-term notes payable	23,488	2,200
Current installments of long-term debt	353	395
Accounts payable	6,729	9,085
Accrued expenses	4,726	7,136

Total current liabilities	35,296	18,816

Accrued retirement costs and other	11,883	12,193

Long-term debt, excluding current installments	421	439

Total liabilities	47,600	31,448

Shareholders’ equity:
Preferred shares, $1 par value per share Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share Authorized 22,500 shares; issued and outstanding 10,039 and 10,017 shares, respectively (excluding treasury shares of 1,000 and 969, respectively)	10,039	10,017
Additional capital in excess of par value	13,267	13,192
Accumulated other comprehensive loss	(4,335)	(4,353)
Retained deficit	(3,563)	(9,860)

Net shareholders’ equity	15,408	8,996

Total liabilities and net shareholders’ equity	$63,008	$40,444

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Thirteen weeks ended
	September 30, 2006	October 1, 2005
	(unaudited)
Net sales	$37,531	$35,436
Cost of sales	22,340	21,112

Gross profit	15,191	14,324
Selling, general and administrative expenses	8,461	9,347

Restructuring and asset impairment charges	74	529

Operating profit	6,656	4,448

Other income	45	139

Interest expense, net	(287)	(301)

Income from continuing operations, before income tax	6,414	4,286
Income tax expense	117	26

Earnings from continuing operations	$6,297	$4,260

Earnings from discontinued operations	—	24

Net earnings	$6,297	$4,284

Earnings per common share: continuing operations
Basic	$0.63	$0.43

Diluted	$0.61	$0.42

Earnings per common share: discontinued operations
Basic	“nm”	“nm”

Diluted	“nm”	“nm”

Earnings per common share: total
Basic	$0.63	$0.43

Diluted	$0.61	$0.42

Average number of common shares outstanding
Basic	10,020	9,878

Diluted	10,343	10,201

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirteen weeks ended
	September 30, 2006	October 1, 2005
	(unaudited)
Operating activities:
Net earnings	$6,297	$4,284
Earnings from discontinued operations	—	24

Earnings from continuing operations	6,297	4,260

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	131	118
Stock-based compensation expense	153	—
Loss on disposal of property, plant and equipment	—	4
Changes in:
Accounts receivable	(21,208)	(20,171)
Inventory	(1,243)	(7,024)
Prepaid expenses and other	(3)	154
Accounts payable	(2,364)	4,489
Accrued expenses	(2,488)	1,093
Accrued retirement costs and other, net	(310)	(567)

Net cash used in operating activities	(21,035)	(17,644)
Net cash provided by discontinued operations	—	24

Net cash used in operating activities	(21,035)	(17,620)

Investing activities:
Purchases of property, plant and equipment	(280)	(127)
Proceeds from the sale of property, plant and equipment	1	12

Net cash used by investing activities	(279)	(115)

Financing activities:
Proceeds from short-term notes, net	21,243	17,542
Long-term debt	—	495
Repayment of long-term debt	(18)	(191)
Proceeds from common shares issued	13	152

Net cash provided by financing activities	21,238	17,998

Effect of exchange rates on cash	3	—

Net (decrease) increase in cash	(73)	263
Cash at the beginning of the period	988	1,029

Cash at the end of the period	$915	$1,292

Supplemental cash flow disclosures:
Interest paid	$334	$354
Income taxes refunded, net	—	(13)

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
1. Basis of Presentation:
The Company designs, purchases, markets and distributes comfort footwear. The Company no longer manufactures footwear, except through its wholly-owned French subsidiaries, Escapade, S.A. and Fargeot et Compagnie, S.A. (together, “Fargeot”). Unless the context requires otherwise, references in this report to “we,” “us,” “our,” and the “Company” refers to R.G. Barry Corporation (the registrant) and its subsidiaries.
The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented have been included.
On May 17, 2006, the Company’s Board of Directors approved a change to the Company’s fiscal year end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligns the Company’s fiscal year more closely with the seasonal nature of its business. Accordingly, the Company is presenting unaudited consolidated financial statements as of and for the thirteen-week period ended September 30, 2006 (“first quarter of fiscal 2007”) and as of and for the thirteen-week period ended October 1, 2005 (“third quarter of fiscal 2005”).
The reporting year of the Company is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest to June 30. The Company’s current reporting year will end on June 30, 2007 (“fiscal 2007”) and is comprised of fifty-two weeks. As a result of the change to the Company’s fiscal year, the 2006 transition period began on January 1, 2006 and ended on July 1, 2006 (the “2006 transition period”) and was a twenty-six week period. The Company’s 2005 reporting year ended on December 31, 2005 (“fiscal 2005”) and was a fifty-two week period.
Operating results for the first quarter of fiscal 2007 are not necessarily indicative of the results that may be expected for fiscal 2007. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry Corporation’s Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006.
2. Stock-Based Compensation:
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment,” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock compensation in the results of operations. The Company recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25) in accounting for employee stock options.
The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in the

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
Company’s results of operations in the periods after the date of the adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as disclosed in our previous filings.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $153 of stock-based compensation expense for the thirteen-week period ended September 30, 2006. We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R. The Company did not grant any new stock-based awards during the thirteen weeks ended September 30, 2006; all reported stock-based compensation expense during the thirteen-week reporting period was associated with stock-based awards granted prior to fiscal 2007.
SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all stock options under the fair value method of SFAS 123. Had the Company elected to recognize compensation expense based on the fair value of the stock options granted at the grant date as prescribed by SFAS 123, the Company’s net earnings for the thirteen-week period ended October 1, 2005 would approximate the pro forma amounts indicated below:

October 1, 2005
Net earnings:
As reported	4,284
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(146)

Pro forma	$4,138

Net earnings per share:
Basic – as reported	$0.43

Basic – pro forma	$0.42

Diluted – as reported	$0.42

Diluted – pro forma	$0.41

Using the Black-Scholes valuation model for estimating the fair value of stock options granted during the thirteen-week period ended October 1, 2005, the per-share, weighted-average fair value of the stock options granted during that period was $1.90. The assumptions used in estimating the fair value of the stock options granted during the period were:

	October 1, 2005
Expected dividend yield	0%
Expected volatility	60%
Risk-free interest rate	3.75%
Expected life-ISO grants	5	years
Expected life-nonqualified grants	3 – 5	years
The amortization of stock compensation was recognized under SFAS 123R for the period after its adoption, and under APB No. 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of stock options granted but not yet vested as of September 30, 2006 was approximately $431, which is expected to be recognized over a weighted average period of approximately 2 years.
The 2005 Long-Term Incentive Plan (the “2005 Plan”), approved by the Company’s shareholders in May 2005, is the Company’s only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors, other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to then outstanding awards following the approval of the 2005 Plan.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
The 2005 Plan provides for the granting of nonqualified stock options (“NQs”), incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code of 1986, as amended, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units and cash awards, each as defined in the 2005 Plan. Grants of restricted stock, restricted stock units, stock units and cash awards may also be performance-based awards, as defined in the 2005 Plan.
Prior to the approval of the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs were granted, some of which remain outstanding. All stock options granted under the 2005 Plan and other previous plans are currently exercisable for periods of up to 10 years from date of grant at prices not less than fair market value at date of grant. Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted is as follows:

		Number of
	Number of	common	Weighted-
	common shares	shares subject	average
	subject to ISOs	to NQs	exercise price

Outstanding at July 1, 2006	556,100	552,800	$5.27

Granted	—	—	—
Exercised	(3,000)	(50,000)	$2.67
Expired/Cancelled	—	—	—
Outstanding at September 30, 2006	553,100	502,800	$5.40

Options exercisable at September 30, 2006	411,400	349,500

On May 17, 2006, the Company awarded Restricted Stock Units (“RSUs”) to non-employee directors and members of its senior management, including executive officers. Upon vesting, the RSUs will be settled in an equivalent number of common shares. The RSUs awarded to directors will vest in full on the first anniversary of the date of the award. The RSUs awarded to members of senior management, including certain executive officers, will vest in full on the fifth anniversary of the date of the award, although twenty percent of the RSUs may vest on each of the first four anniversaries of the date of the award if the Company meets certain performance goals. To conform these performance goals to the Company’s new fiscal year end, each member of senior management who holds RSUs, including the executive officers, executed an Amendment Notice and Consent Form, effective August 15, 2006, to provide for the Company’s change in fiscal year end.
The following is a summary of the status of the Company’s RSUs as of September 30, 2006 and activity during the thirteen-week period then ended:

		Grant Date
	Shares	Fair Value
Nonvested at July 1, 2006	106,200	$6.18

Granted	—	—

Vested	—	—

Forfeited	—	—

Nonvested at September 30, 2006	106,200	$6.18

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
Total compensation cost of the RSUs granted but not yet vested as of September 30, 2006 was approximately $524, which is expected to be recognized over a weighted average period of 2 years.
On September 7, 2006, the Company’s former CEO exercised a NQ stock option, covering 50,000 common shares at a $2.58 exercise price. The Company’s former CEO paid the exercise price for the common shares by tendering to the Company 20,156 common shares he already owned, which were valued at $6.40 per share, the closing price of the Company’s common shares as quoted in the American Stock Exchange on the exercise date. In addition, the former CEO paid the related minimum federal, state and local income taxes that resulted from the gain on his option exercise with common shares that otherwise he would have been entitled to receive. The Company withheld 10,744 of the 50,000 common shares otherwise issuable upon exercise to fund payment of these related minimum taxes. As a result of the exercise of this stock option, the Company recorded 30,900 common shares as part of treasury stock and reported approximately $198 as the value of these common shares as a non-cash transaction in the thirteen-week period ended September 30, 2006.
3. Income Taxes:
Income tax expense for the thirteen-week periods ended September 30, 2006 and October 1, 2005 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to pre-tax income as a result of the following:

	Thirteen weeks ended
	September 30, 2006	October 1, 2005
Computed “expected” tax expense	$2,181	$1,465
State income taxes benefit, net of federal income taxes	120	127
Valuation allowance	(2,265)	(1,566)
Other, net	81	—

Total expense	$117	$26

The income tax expense as reported for the periods above, net of the valuation allowance, reflect the tax expense associated with the Company’s Fargeot subsidiary and pro rata recognition of alternative U.S. federal income tax anticipated for fiscal 2007. Fargeot reported pre-tax income of $109 and $73, for the thirteen-week periods ended September 30, 2006 and October 1, 2005, respectively.
In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, at the end of the 2006 transition period, the Company had established a valuation allowance in the amount of $18,273 against its deferred tax assets, which includes amounts related to its net operating loss carryforwards. The Company intends to maintain a full valuation allowance against its net deferred tax assets and net operating loss carryforwards until it becomes more likely than not that those deferred tax asset items will become realizable deductions in future years.
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
On September 21, 2005, the Company’s representatives met with the IRS and after reviewing the facts and arguments of this case, the IRS requested additional information to support the Company’s position. In December 2005, additional information was provided to the IRS.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
On March 8, 2006, the IRS requested additional information and evidence to support the timing of the deductions taken by the Company during the period noted above. On June 26, 2006, the Company’s representatives met with the IRS to review the additional information that had been requested by the IRS. In the course of that meeting, the IRS requested additional information that would more specifically support and validate the deductions taken by the Company. The Company agreed to meet with the IRS again to provide the requested information. No meeting date has been set with the IRS as of the date of this quarterly report. As previously reported, the Company is vigorously contesting the proposed adjustments. In the opinion of management, the resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.
4. Net Earnings Per Common Share:
Basic net earnings per common share have been computed based on the weighted average number of common shares outstanding during each period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding during the period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options.
The following table presents a reconciliation of the denominators of basic and diluted earnings per share:

	Thirteen weeks ended
	September 30, 2006	October 1, 2005
Numerator:
Net earnings	$6,297	$4,284

Denominator:
Weighted average common shares outstanding	10,020	9,878
Effect of potentially dilutive securities: employee stock options and RSUs	323	323

Weighted average common shares outstanding, assuming dilution	10,343	10,201

Basic earnings per common share	$0.63	$0.43
Diluted earnings per common share	$0.61	$0.42
5. Inventories:
Inventory by category consisted of the following:

	September 30, 2006	July 1, 2006
Raw materials	$994	$724
Work in process	96	174
Finished goods	26,143	25,079

Total inventory	$27,233	$25,977

Inventory write-downs, recognized as a part of cost of sales, were $605 and $395 for the thirteen-week periods ended September 30, 2006 and October 1, 2005, respectively.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
6. Restructuring and Asset Impairment Charges:
During the 2006 transition period and through the thirteen-week period ended September 30, 2006, the Company did not engage in any new restructuring activities. During the thirteen-week period ended September 30, 2006, as shown below, and consistent with prior reporting periods, the Company recorded restructuring charges as part of its operating expenses. These charges and adjustments to estimates for the thirteen-week period ended September 30, 2006 mainly represent final costs related to the Company’s former leased facility in Mexico, as well as other legal costs associated with liquidating the subsidiaries in Mexico.

				Non-Cash
	As of			Write-Offs &	As of
	July 1,	Charges in	Estimate	Paid in	September 30,
	2006	Fiscal 2007	Adjustments	Fiscal 2007	2006
Employee separations	$335	$—	$3	$235	$103
Other exit costs	—	38	—	38	—
Noncancelable lease costs	2,909	1	32	2,936	6

Total restructuring costs	$3,244	$39	$35	$3,209	$109

7. Segment Information:
The Company primarily markets comfort footwear for at- and around-the-home. The Company considers “Barry Comfort” at- and around-the-home groups in North America and in Europe as its two operating segments. The accounting policies of the operating segments are substantially similar, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items reported within administrative functions from these management reports have not been allocated between the operating segments. There have been no significant variances in total assets or long-lived asset values associated with the Company’s operating segments.

Thirteen weeks ended	North
September 30, 2006	America	Europe	Total
Net sales	$35,292	$2,239	$37,531
Income from continuing operations, before income taxes	6,305	109	6,414

Thirteen weeks ended	North
October 1, 2005	America	Europe	Total
Net sales	$33,303	$2,133	$35,436
Income from continuing operations, before income taxes	4,213	73	4,286
8. Employee Retirement Plans:
The Company uses a measurement date of March 31, effective with the 2006 transition period and the related change of its fiscal year end to the Saturday nearest June 30, in making the annually required pension computations.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
The Company anticipates total payments of $2,149 in fiscal 2007 to the funded, qualified associate retirement plan and to meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the first thirteen-week period of fiscal 2007, actual payments of approximately $364 were made into the funded, qualified associate retirement plan and $160 under the unfunded, nonqualified supplemental retirement plans.
The components of net periodic benefit cost for the retirement plans at the end of each quarterly period noted below consisted of the following:

	September 30, 2006	October 1, 2005
Service cost	$19	$—
Interest cost	445	548
Expected return on plan assets	(370)	(462)
Net amortization	107	162

Total pension expense	$201	$248

9. Comprehensive income:
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings and foreign currency translation adjustments, as follows:

	Thirteen weeks ended
	September 30, 2006	October 1, 2005
Net earnings	$6,297	$4,284
Foreign currency translation adjustments	18	(2)

Total comprehensive income	$6,315	$4,282

The components of accumulated other comprehensive income adjustments at September 30, 2006 and July 1, 2006 were as follows:

	September 30, 2006	July 1, 2006
Accumulated foreign currency translation adjustments	$244	$226
Minimum pension liability, net of taxes	(4,579)	(4,579)

Accumulated other comprehensive loss	$(4,335)	$(4,353)

10. Related party transactions:
The Company and its non-executive chairman (“chairman”) are parties to an agreement in which the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5,000 life insurance policy on the chairman; in addition, the Company maintains another policy insuring the life of the chairman. The cumulative cash surrender value of these policies approximates $2,600, which is included in other assets in the accompanying consolidated balance sheets. Effective March 2004 and continuing through September 30, 2006, the Company has borrowed against the cash surrender value of these policies. There were no changes in the agreement between the Company and its chairman during the thirteen-week period ended September 30, 2006.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
Since August 11, 2005 (the “Effective Date”), the Company and the mother of the chairman have been parties to an agreement whereby the mother of the chairman transferred all of her product designs and patent rights to the Company as of the Effective Date; provided a covenant not to compete during the period payments are owed to her under the agreement and for one year thereafter; and released all unpaid claims that would have accrued under a previous agreement and through the Effective Date for the sum of $600. This amount will be paid in 24 quarterly payments of $25 each, which began on the Effective Date and will be due and payable on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, the net present value of this obligation was computed at approximately $495, discounted at 7%, and this amount was charged to earnings. As of September 30, 2006, the Company reported $73 of the outstanding net present value amount as current installments of long-term debt and the remaining $332 as long-term debt.
11. Contingent Liabilities:
The Company has been named as defendant in various lawsuits arising from the ordinary course of business. In the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.
12. Recently Issued Accounting Standards:
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier adoption of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company does not expect this interpretation to have a significant impact on the Company’s financial position or results of operations.
In September 2006, the FASB released Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard becomes effective for fiscal years beginning after November 15, 2007 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company does not expect SFAS No. 157 to have a significant effect on the Company’s financial position or its results of operations.
In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R), (“SFAS 158”). SFAS 158 revises the measurement approach to net pension funded status by changing pension liability measurement to a projected view based on estimated future pay levels used to determine pension benefits to be paid, as opposed to the use of current pay levels to estimate the pension liability. This change impacts the funded status measurement of pension plans. SFAS 158 requires the funded status as measured to be reflected entirely in the statement of financial position. Impacts from reporting the full pension funding status into the financial position will be reflected as comprehensive gain or loss adjustments within the equity section of the statement of financial position.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen week periods ended September 30, 2006 and October 1, 2005
(dollar amounts in thousands, except per share data)
Further changes include the elimination of intangible pension assets and the requirement for all companies to base pension plan measurements as of their fiscal year end, and eliminates any choice on measurement date that existed under prior standards.
Under SFAS 158, reporting changes will be implemented on a prospective basis as of the end of the fiscal year ending after December 15, 2006 for publicly held companies. The change of measurement date is required for the fiscal year ending after December 15, 2008, with earlier adoption permitted.
With the Company’s pension plans substantially frozen, there is no significant difference between the estimation approach to pension liabilities under SFAS No. 158 and the valuation approach used in present financial reporting in this area. We expect the application of SFAS 158 not to have a significant impact in the Company’s presentation of financial position.

R. G. BARRY CORPORATION AND SUBSIDIARIES
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosure in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or words with similar meanings. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of the Company’s Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006, as well as any other cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described (a) in “Item 1A. Risk Factors” of Part II, and elsewhere in this Quarterly Report on Form 10-Q or (b) in “Item 1A. Risk Factors” of Part I of the Company’s Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006 occur, they could have a material adverse effect on our business, operating results and financial condition.
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with the Company’s Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006.
Change in Fiscal Year End
On May 17, 2006, our Board of Directors approved a change to the Company’s year-end from the Saturday nearest December 31 to the Saturday nearest June 30. This change aligns our fiscal year more closely with the seasonal nature of our business. In view of this change, this MD&A compares the unaudited consolidated financial statements as of and for the thirteen weeks ended September 30, 2006 (“first quarter of fiscal 2007”) with the unaudited consolidated financial statements as of and for the thirteen weeks ended October 1, 2005 (“the third quarter of fiscal 2005”).
Results of Operations
During the first quarter of fiscal 2007, consolidated net sales were $37.5 million or $2.1 million higher than the third quarter of fiscal 2005. Our Barry Comfort North America business reported net sales of approximately $35.3 million, an increase of $2 million or 6.0% above net sales from the third quarter of fiscal 2005. The quarter-on-quarter increase in net sales reported in the Barry Comfort North America business was due principally to a net increase of approximately $860 thousand in shipments of both branded and unbranded product to our key mass merchandising and national chain customers and a decrease of $1.3 million in returns accruals related primarily to a key department store customer, which transitioned with us to a private label program for fall 2006 and to a chain department store customer to whom we sold product under a no-returns sales arrangement for fall 2006. As reported previously, when appropriate, we expect to continue to collaborate with our retailing partners to promote products in-season as a means of reducing end-of-season returns.
Net sales for Barry Comfort Europe were $2.2 million in the first quarter of 2007, compared to $2.1 million in the third quarter in fiscal 2005. (See also Note 7 of the Notes to Consolidated Financial Statements for selected segment information.)
Consolidated gross profit for the first quarter in 2007 and the third quarter in fiscal 2005 were $15.2 million or 40.5% of net sales and $14.3 million or 40.4% of net sales, respectively. The quarterly increase in gross profit dollars is primarily due to the higher level of net sales reported for the period.
Consolidated selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal 2007 were $8.5 million, reflecting a decrease of $800 thousand or 8.6%, from approximately $9.3 million in the third quarter of fiscal 2005. In addition, SG&A expenses, as a percent of net sales, decreased from 26.4% in the third quarter of fiscal 2005 to 22.5% of net sales in the first quarter of fiscal 2007. The quarter-on-quarter decrease in consolidated SG&A expenses of $800 thousand was due primarily to the following:
❑	$153 thousand of share-based compensation expense, which resulted from the implementation of SFAS No. 123 R, effective on January 1, 2006;

❑	$455 thousand charged to earnings in the third quarter of fiscal 2005, representing the net effect of the purchase from the mother of our chairman of all of her product designs and patent rights;

❑	$141 thousand reduction in incentive bonus expense;

❑	$258 thousand decrease in marketing expenses, which are expected to be incurred in the remainder of fiscal 2007; and

❑	$250 thousand reduction in shipping expenses, which resulted from improved efficiencies in shipping goods to customers during the first quarter of fiscal 2007.
During the first quarter of fiscal 2007, we recognized $74 thousand in consolidated restructuring charges, compared to approximately $529 thousand recognized in the third quarter of fiscal 2005. The quarter-on-quarter decrease in restructuring charges is primarily due to lower lease loss expense and lower occupancy costs, which includes taxes, security and maintenance, associated with our former distribution center facility located in Mexico. As reported in the Company’s Transition Report on Form 10-K for the 2006 transition period, we reached an agreement with the landlord of our former distribution facility in Nuevo Laredo, Mexico with respect to the lease agreement for that facility. See also Note 6 of the Notes to Consolidated Financial Statements for additional information relating to restructuring and asset impairment charges.
Consolidated interest expense was $287 thousand for the first quarter of fiscal 2007, representing a decrease of approximately $14 thousand from the third quarter of fiscal 2005. The net decrease in interest expense is primarily due to our profitability over the last twelve months, which resulted in lower borrowing levels under the CIT ABL facility during the first quarter of fiscal 2007 as compared to the third quarter of fiscal 2005.
As a consequence of the results of operations noted above, we reported net earnings of approximately $6.3 million or $0.61 per diluted share for the first quarter of fiscal 2007. In the third quarter of fiscal 2005, we reported net earnings of approximately $4.3 million or $0.42 per diluted share.
Looking ahead to the remainder of fiscal 2007 and beyond
Fiscal 2007 is the first annual reporting period since we changed to a new fiscal year. This change brings our business cycle more in line with the seasonal nature of our core business, while enhancing our ability to more accurately plan and forecast our business and offer investors additional clarity about our operating performance earlier in the fiscal year.

Looking ahead to the remainder of fiscal 2007 year and beyond, we will continue to pursue the following strategic initiatives with the goal of providing measurable and sustainable net sales and profit growth. These initiatives are focused on the following:
•	Sustained innovation within our product lines;

•	Continuing efforts to strengthen our relationships with existing retailing partners and to expand distribution of products into new retail channels;

•	Further enhancement of the image of our brands; and

•	Introduction of several new licensed brands.
However, as our business continues to be highly seasonal and dependent on the holiday selling season, there is still significant inherent risk in the current model that exists. See the risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of the Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006.
CIT Facilities
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
Under the CIT ABL Facility, we are required to meet various financial covenants. Covenants that are still applicable include: (a) minimum Tangible Net Worth (“minimum TNW”) at the end of each fiscal quarter of 2005 and 2006; (b) Minimum Net Availability at the end of each fiscal year; and (c) a minimum Fixed Charge Coverage Ratio (“FCCR”) test at the end of each 12-month period ending at the end of each fiscal quarter. These capitalized terms are defined in the CIT ABL Facility. We satisfied the two financial covenants, minimum Tangible Net Worth and the FCCR test, which were applicable at the end of first quarter of the fiscal 2007 year.
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
Interest on the CIT ABL Facility is the JPMorgan Chase Bank prime rate plus 0.5%. Each month when our borrowing needs require inclusion of the $3.5 million overformula in the Borrowing Base, the interest rate will be increased by 0.5%. During the first quarter of fiscal 2007, our borrowing needs did not require us to use any of the $3.5 million overformula. The CIT ABL Facility also includes an unused line fee of 0.5% per annum, payable monthly, charged on the unused portion of the $35 million line. During the first quarter of fiscal 2007 and the third quarter of fiscal 2005, we incurred unused line fees of approximately $32 thousand and $44 thousand, respectively.
Indebtedness under the CIT ABL Facility is secured by a first priority lien and mortgage on substantially all of our assets, including accounts receivable, inventory, intangibles, equipment, intellectual property, and real estate. The indebtedness has also been guaranteed by our subsidiaries and is further secured by a pledge of the shares of our subsidiaries.
As of the end of the first quarter of fiscal 2007 and the third quarter of fiscal 2005, we had approximately $13.2 million and $12.6 million available under the CIT ABL Facility, respectively.

Liquidity and Capital Resources
As of the end of the first quarter of fiscal 2007, we had $22.0 million in net working capital. This compares with $17.3 million at the end of the third quarter of fiscal 2005, and $16.0 million at the end of the 2006 transition period. The quarter-on-quarter increase in net working capital is primarily due to net earnings reported for the past twelve months.
The primary components of and changes in net working capital are as follows:
•	We ended the first quarter of fiscal 2007 with $915 thousand in cash, compared to $1.3 million at the end of the third quarter of fiscal 2005, and $1.0 million at the end of the 2006 transition period.

•	Net accounts receivable increased to $27.9 million at the end of this fiscal year’s first quarter from $24.9 million at the end of the third quarter of fiscal 2005. The $3 million quarter-on-quarter increase in net accounts receivable primarily reflected the impact of higher shipments experienced in the last month of the first quarter of fiscal 2007, compared to the third quarter of fiscal 2005. Net accounts receivable were $6.7 million at the end of the 2006 transition period. The increase in net accounts receivable of approximately $21.2 million from the end of the 2006 transition period to the end of the first quarter of fiscal 2007 was principally due to the seasonality of our business.

•	Net inventories for first quarter-end in fiscal 2007, the third quarter-end of fiscal 2005, and at the end of the 2006 transition period were $27.2 million, $30.0 million and $26.0 million, respectively. The quarterly inventory levels are consistent with our current business model and reflect the inventory investment needed to support customer orders for the remainder of the holiday selling season in the 2006 calendar year. The quarter-on-quarter decrease in inventories of $2.8 million occurred primarily in finished goods, and reflected the improvement in the timing of receipt of product from our third-party suppliers and shipment of goods to our customers, as well as the effect of lower levels of closeout inventory on hand at quarter-end.

•	We ended the first quarter of fiscal 2007, the third quarter of fiscal 2005, and the 2006 transition period with borrowings of $21.2 million, $21.9 million, and $0, respectively, under our CIT ABL Facility. The amount owed under the CIT ABL Facility, when applicable, is reported as short-term notes payable. We ended the first quarter of fiscal 2007 with $23.5 million in short-term notes payable, compared with $24.2 million at the end of the third quarter of fiscal 2005, and $2.2 million at the end of the 2006 transition period. The short-term notes payable at the end of the 2006 transition period was comprised of $2.2 million borrowed against the cash surrender value of life insurance policies on our chairman.

•	Accounts payable at the end of the first quarter of fiscal 2007 were $6.7 million, compared to $10.9 million at the end of the third quarter of fiscal 2005 and $9.1 million at the end of the 2006 transition period. The $4.2 million decrease in accounts payables quarter-to-quarter reflected the impact of lower inventory on hand at the end of the reporting period, as well as the timing of purchases and payments during the comparable quarterly periods. The $2.4 million decrease in accounts payable from the end of the 2006 transition period reflects the seasonal timing of purchases and payments over this reporting quarter.

•	We reported $4.7 million in accrued expenses at the end of the first quarter of fiscal 2007, compared to $5.1 million at the end of the third quarter of fiscal 2005, and $7.1 million at the end of the 2006 transition period. The quarter-on-quarter decrease in accrued expenses primarily reflected a reduction in reorganization lease loss and related accruals of $1.2 million offset by an increase of $800 thousand in short-term pension liabilities. When compared to the end of the 2006 transition period, the first quarter of fiscal 2007 accrual reflected $3.1 million in reorganization lease loss accruals due to the agreement reached with the landlord of our former distribution facility in Nuevo Laredo, Mexico with respect to the lease agreement on that facility. This reduction was offset by an aggregate of other net higher accruals of $700 thousand reported at the end of the first quarter of fiscal 2007 and represented in a variety of expense areas.

▪	Capital expenditures during the first quarter of fiscal 2007 were $280 thousand, compared with $127 thousand during the same quarterly period in fiscal 2005. Capital expenditures in both periods were funded from working capital and reflected a significantly lower level of capital asset spending compared to years prior to fiscal 2005, when the Company operated its own manufacturing plants. We expect future capital expenditures to be in line with the current business model going forward.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of September 30, 2006, we reported approximately $353 thousand as current installments of long-term debt on a consolidated basis. Approximately $73 thousand of this amount relates to the Company’s Fargeot subsidiary and the remaining $280 thousand represents the outstanding net present value of our obligation associated with the agreement entered into with the mother of our chairman as disclosed in Note 10 of the Notes to Consolidated Financial Statements. At the end of first quarter of fiscal 2007, we reported approximately $421 thousand as consolidated long-term debt. Approximately $332 thousand of the consolidated long-term debt relates to the obligation with the mother of our chairman and the remaining $89 thousand represents long-term debt of the Fargeot subsidiary.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes in our “Off-Balance Sheet Arrangements” and “Contractual Obligations” since the end of the 2006 transition period, other than routine payments. For more detail on off-balance sheet arrangements and contractual obligations, please refer to R.G. Barry Corporation’s Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters Impacting Liquidity and Capital Resources”.
Critical Accounting Policies and Use of Significant Estimates
The preparation of financial statements in accordance with U.S. GAAP requires that we make certain estimates. These estimates can affect reported revenues, expenses and results of operations, as well as the reported values of certain assets and liabilities. We make these estimates after gathering as much information from as many resources, both internal and external, as are available at the time. After reasonably assessing the conditions that exist at the time, we make these estimates and prepare consolidated financial statements accordingly. These estimates are made in a consistent manner from period to period, based upon historical trends and conditions and after review and analysis of current events and circumstances. We believe these estimates reasonably reflect the current assessment of the financial impact of events whose actual outcomes will not become known to us with certainty until some time in the future.
The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes (1) (a) through (u) of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of Part II of our Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006.
(a)	We recognize revenue when goods are shipped from our warehouses and other third-party distribution locations, at which point our customers take ownership and assume risk of loss; collection of the related receivable is probable; persuasive evidence of a sale arrangement exists; and the sales price is fixed and determinable. In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, and recognize as well a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our product by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors.

Allowances established for returns were approximately $1.5 million, $2.4 million, and $900 thousand at the end of the first quarter of fiscal 2007, at the end of the third quarter of fiscal 2005, and at the end of the 2006 transition period, respectively. The quarter-on-quarter decrease of $900 thousand in return allowances primarily reflects the impact of our current business model, which continues to be based on a more customer-centric sell-in approach, collaborating more closely with our retailing partners to promote product sell-through during the season, and thus reducing future returns. During the first quarter of fiscal 2007 and the third quarter of fiscal 2005, we recorded approximately $370 thousand and $90 thousand, respectively, as the sales value of merchandise returned by customers. The quarterly increase in the sales value of merchandise returned was due to returns associated with spring 2006 merchandise from one customer, and returns of branded merchandise from another, which transitioned to a private label program.

During the first quarter of fiscal 2007 and the third quarter of fiscal 2005, reductions in sales for future returns were $1.0 million and $2.4 million, respectively.

Allowances for promotions and other sales incentives established at the end of the first quarter 2007 and the third quarter of fiscal 2005 were approximately $4.2 million and $5.7 million, respectively, and $1.2 million at the end of the 2006 transition period. The $1.5 million quarter-on-quarter decrease in the promotions and sales incentives allowances reflects the impact of lower promotions and incentives of $457 thousand granted to customers with respect to goods shipped in the first quarter of fiscal 2007; lower chargeback claims reserves of $412 thousand due to better execution of shipments over the calendar year; and lower promotions and sales incentives reserves of $606 thousand due to relative timing of customer deductions taken during the reporting period.

Charges to earnings for consumer promotion and sales incentive activities for the first quarter of fiscal 2007 and the third period of fiscal 2005 were $3.7 million and $3.6 million, respectively. During the third quarter of fiscal 2005, approximately $589 thousand of favorable adjustments to the fiscal 2004 year-end accruals were recorded due to our better than expected over-the-counter sales experienced during the 2004 holiday season. We did not record a similar favorable adjustment during the first quarter of fiscal 2007.

We have been successful thus far in our initiatives of collaborating with our retail partners to achieve mutually satisfactory sell-through rates by promoting goods in season, thus positively impacting the level of returns. However, due to the continuing seasonal nature of our business, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations could be different than those estimates noted above.

(b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. At the end of the first quarter of fiscal 2007 and the third quarter of fiscal 2005, we estimated the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $711 thousand and $729 thousand, respectively, as compared with a similar estimate of $463 thousand at the end of the 2006 transition period. There were no significant items impacting the quarter-on-quarter decrease in our estimate of the FIFO cost of our inventories over the net realizable value of that inventory. Inventory write-downs, recognized as part of cost of sales for continuing operations, were $605 thousand, $395 thousand, and $358 thousand during the first quarter of fiscal 2007, the third quarter of fiscal 2005, and the 2006 transition period, respectively. No significant items impacting the quarter-on-quarter increase of inventory write-downs were noted in closing the first quarter of fiscal 2007.

Approximately, $3.6 million and $2.6 million of inventory that had been previously written down was sold during the first quarter of fiscal 2007 and third quarter of fiscal 2005, respectively.

(c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. We record a valuation allowance when it is more likely than not that some portion or all of our deferred tax assets will not be realized. Accordingly, beginning with year-end fiscal 2003, we established a valuation allowance against the value of those deferred tax assets. Given our operating results in the past several years, there is not sufficient historical assurance that future taxable income will be generated to offset these deferred deductible items. Consistent with our accounting policy, we established a valuation allowance against the net deferred tax assets in the amount of $18.3 million at the end of the 2006 transition period. During the first quarter of fiscal 2007, our net deferred tax assets decreased by $2.3 million, representing use of accumulated federal and state tax loss carry forwards as a result of the earnings reported during the thirteen-week reporting period. Accordingly, our valuation allowance against the net deferred tax assets decreased to $16.0 million at the end of the first quarter of fiscal 2007. Should our profits continue to improve in the future and it becomes more likely than not that those deferred tax items will become realizable deductions in future years, we will recognize that benefit by reducing our reported tax expense in the future years.
Actual results may vary from any of these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
The following represent accounting standards that have been recently issued and that are applicable to our business.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier adoption of the provisions of the Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We do not expect the implementation of this Interpretation to have any significant impact on the financial position or results of operations of our company.
In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This standard becomes effective for fiscal years beginning after November 15, 2007 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. We do not expect the implementation of SFAS No. 157 to have a significant effect on the financial position or results of operations of our company.

In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R), (“SFAS 158”). SFAS 158 revises the measurement approach to net pension funded status by changing pension liability measurement to a projected view based on estimated future pay levels used to determine ultimate pension benefits to be paid, as opposed to the use of current pay levels to estimate the pension liability. This change impacts the funded status measurement of pension plans. SFAS 158 requires the funded status as measured to be reflected entirely in the balance sheet of the Company, and eliminates alternative footnote presentations of this status. Impacts from reporting the full pension funding status into the financial position of the company will be reflected as comprehensive gain or loss adjustments within the equity section of the balance sheet. Further changes include the elimination of intangible pension assets and the requirement for all companies to base pension plan measurements as of their fiscal year end date, and eliminates any alternative choice on measurement date that existed under prior standards.
Under SFAS 158, reporting changes will be implemented on a prospective basis as of the end of the fiscal year ending after December 15, 2006 for publicly held companies. The change of measurement date is required for the fiscal year ending after December 15, 2008, with earlier adoption permitted in this specific area. With the Company’s pension plans substantially frozen, there is no significant difference between the estimation approach to pension liabilities under SFAS No. 158 and the valuation approach used in current financial reporting in this area. We do not expect the application of SFAS 158 to have a significant effect on the balance sheet presentation.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
Substantially all of our sales were conducted in North America and denominated in US Dollars during the first quarter of fiscal 2007. For any significant sales transactions denominated in other than US Dollars, our established policy guidelines require us to hedge against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from adverse currency fluctuations. At the end of the first quarter of fiscal 2007 and at the end of the 2006 transition period, the Company did not have any such foreign exchange contracts outstanding.
Most of our products are purchased from third-party contract manufacturers in China and the underlying purchase orders are transacted in US Dollars. The gradual appreciation of the Chinese Renminbi against the US Dollar, which has occurred since fiscal 2005 and through the end of our first quarter of fiscal 2007, did not have a significant impact on the results of our operations the first quarter of fiscal 2007 or our financial condition at the end of that period. However, should there be additional changes in the valuation of the Chinese Renminbi, the cost structure of the Company’s suppliers could change. A future revaluation of the Renminbi could potentially result in an increase in the costs of the Company’s products, depending upon the competitive environment and the availability of alternative suppliers.
Market Risk Sensitive Instruments — Interest Rates
At September 30, 2006, we had market risk exposure related to the impact of changes in short-term interest rates. Our principal interest rate risk exposure results from the floating rate nature of the CIT ABL Facility. If interest rates were to increase or decrease by one percentage point (100 basis points), we estimate that interest expense would increase or decrease by approximately $48 thousand on an annualized basis. Currently, we do not hedge our exposure to floating interest rates.
ITEM 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of its President and Chief Executive Officer (the principal executive officer) and its Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer), the

Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President-Finance, Chief Financial Officer and Secretary have concluded that:
a.	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that it files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

b.	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that it files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

c.	the Company’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company is made known to them, particularly during the period for which the periodic reports of the Company, including this Quarterly Report on Form 10-Q, are being prepared.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On September 21, 2005, the Company’s representatives met with the IRS and after reviewing the facts and arguments of this case, the IRS requested additional information to support the Company’s position. In December 2005, additional information was provided to the IRS.
On March 8, 2006, the IRS requested additional information and evidence to support the timing of the deductions taken by the Company during the period noted above. On June 26, 2006, the Company’s representatives met with the IRS to review the additional information that had been requested by the IRS. In the course of that meeting, the IRS requested additional information that would more specifically support and validate the deductions taken by the Company. The Company agreed to meet with the IRS again to provide the requested information. The meeting has not yet occurred.
The Company is vigorously contesting the proposed adjustments. In the opinion of management, the resolution of these matters is not expected to have a material effect on the Company’s financial position or results of operations.
Item 1A. Risk Factors.
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “Item 1A. Risk Factors” of Part I of R.G. Barry Corporation’s Transition Report on Form 10-K for the transition period from January 1 to July 1, 2006 (the “2006 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2006 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described could materially adversely affect our business, our operating results, or our financial condition and the actual outcome of matters as to which forward-looking statements are made.
Our North America business, which is our primary business, is dependent on our ability to continue sourcing products from outside North America.
We do not own or operate any manufacturing facilities in North America and depend upon independent third parties to manufacture all of our products. During the 2006 transition period and through the first quarter of fiscal 2007, nearly 100% of our products were manufactured in China. The inability of our Chinese manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our Chinese manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
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
As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Two of our largest customers combined accounted for over 40% of our consolidated net sales in fiscal 2005. We expect our business with these customers will be represented in the same proportion to our annual consolidated net sales for fiscal 2007. If either one of these customers reduced or discontinued its product purchases from us, it would adversely affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry our products, which could adversely affect our results.
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
Our business is highly seasonal and much of the results of our operations are dependent on strong performance during the last six months of the calendar year, particularly the holiday selling season. The majority of our marketing and sales activities take place at showings in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash position is strongest at the end of each calendar year. Unfavorable economic conditions affecting retailers during the fall and through the holidays in any year could have a material adverse effect on the results of our operations for the year. We can offer no assurance that the seasonal nature of our business will diminish in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.

     (c)The following table provides information about purchases made by, or on behalf of, the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common shares during each fiscal month of the quarterly period ended September 30, 2006:

				Maximum
				Number (or
			Total Number of	Approximate
			Common	Dollar Value)
			Shares	of Common
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be
	of Common	Average Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans
Period	Purchased	Common Share	Programs(2)	or Programs(2)
July 2 – August 5, 2006	0	n/a	0	0
August 6 – September 2, 2006	0	n/a	0	0
September 3 – 30, 2006	20,156 (1)	6.40 (1)	0	0
Total	20,156	$ 6.40	0	0

(1)	Reflects common shares owned and tendered by a director of the Company to pay the exercise price for the exercise of non-qualified stock options.

(2)	The Company does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
          (a), (b) Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
          (a) through (d) Not Applicable
Item 5. Other Information
          No response required
Item 6. Exhibits
          See Index to Exhibits at page 28.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R. G. BARRY CORPORATION Registrant

Date: November 9, 2006	/s/ Daniel D. Viren

Daniel D. Viren
Senior Vice President – Finance, Chief Financial Officer and Secretary
(Principal Financial Officer)
(Duly Authorized Officer)

R. G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Amendment to Executive Employment Agreement, made to be effective as of August 28, 2006, between R.G. Barry Corporation and Harry Miller	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K dated and filed on September 1, 2006 (File No. 001-08769)

10.2	Settlement Agreement, dated as of August 28, 2006, among R.G. Barry Corporation, Fertwall Properties, Ltd. and Barry Distribution Center de Mexico, S.A. de C.V.	Incorporated herein by reference to Exhibit 10.2 to R.G. Barry Corporation’s Current Report on Form 8-K dated and filed on September 1, 2006 (File No. 001-08769)

10.3	Amendment Notice and Consent Form Regarding Restricted Stock Units Awarded to Employees of R.G. Barry Corporation under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K dated August 18, 2006 and filed on August 21, 2006 (File No. 001-08769)

10.4	2007 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K dated and filed on August 8, 2006 (File No. 001-08769)

31.1	Rule 13a-14(a)/15 d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith