Form 10-Q
period 2006-12-30
BARRY R G CORP /OH/
filed 2007-02-13
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1 Par Value, Outstanding as of February 2, 2007– 10,069,088
Index to Exhibits at page 29

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 30, 2006	July 1, 2006
	(unaudited)
ASSETS:
Cash and cash equivalents	$14,843	$988
Accounts receivable (less allowances of $10,010 and $2,180, respectively)	13,703	6,683
Assets held for disposal	—	20
Inventory	12,172	25,977
Deferred income taxes	8,697	—
Prepaid expenses	853	1,141

Total current assets	50,268	34,809

Property, plant and equipment, at cost	11,714	11,214
Less accumulated depreciation and amortization	9,145	8,795

Net property, plant and equipment	2,569	2,419

Deferred income taxes	4,746	—
Other assets	3,065	3,216

Total assets	$60,648	$40,444

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Short-term notes payable	2,304	2,200
Current installments of long-term debt	364	395
Accounts payable	4,860	9,085
Accrued expenses	5,336	7,136

Total current liabilities	12,864	18,816

Long-term debt, excluding current installments	331	439

Accrued retirement costs and other	11,517	12,193

Total liabilities	24,712	31,448

Shareholders’ equity:
Preferred shares, $1 par value per share Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share Authorized 22,500 shares; issued and outstanding 10,041 and 10,017 shares, respectively (excluding treasury shares of 1,000 and 969, respectively)	10,041	10,017
Additional capital in excess of par value	13,408	13,192
Accumulated other comprehensive loss	(4,262)	(4,353)
Retained earnings (deficit)	16,749	(9,860)

Net shareholders’ equity	35,936	8,996

Total liabilities and shareholders’ equity	$60,648	$40,444

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$40,866	$36,843	$78,396	$72,279
Cost of sales	25,318	20,564	47,657	41,676

Gross profit	15,548	16,279	30,739	30,603
Selling, general and administrative expenses	8,788	10,537	17,249	19,884
Gain on disposal of land	(878)	—	(878)	—
Restructuring and asset impairment (credit) charges	(2)	740	72	1,269

Operating profit	7,640	5,002	14,296	9,450

Other income	51	156	96	295

Interest expense, net	(269)	(348)	(555)	(649)

Income from continuing operations, before income tax	7,422	4,810	13,837	9,096
Income tax expense (benefit)	(12,889)	29	(12,772)	55

Earnings from continuing operations	$20,311	$4,781	$26,609	$9,041

Earnings (loss) from discontinued operations	—	(2)	—	22

Net earnings	$20,311	$4,779	$26,609	$9,063

Earnings per common share: continuing operations
Basic	$2.02	$0.48	$2.65	$0.91

Diluted	$1.96	$0.46	$2.57	$0.88

Earnings per common share: discontinued operations
Basic	—	“nm”	—	“nm”

Diluted	—	“nm”	—	“nm”

Earnings per common share: total
Basic	$2.02	$0.48	$2.65	$0.92

Diluted	$1.96	$0.46	$2.57	$0.88

Average number of common shares outstanding
Basic	10,040	9,918	10,030	9,898

Diluted	10,384	10,340	10,358	10,271

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six weeks ended
	December 30, 2006	December 31, 2005
	(unaudited)
Operating activities:
Net earnings	$26,609	$9,063
Earnings from discontinued operations	—	22

Earnings from continuing operations	26,609	9,041

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	259	272
Deferred income tax benefit	(13,443)	—
Stock-based compensation expense	288	—
Loss on disposal of property, plant and equipment	11	132
Gain on disposal of land	(878)	—
Changes in:
Accounts receivable	(6,981)	(6,817)
Inventory	13,900	3,860
Prepaid expenses and other	461	124
Accounts payable	(4,254)	(1,377)
Accrued expenses	(1,898)	3,340
Accrued retirement costs and other, net	(676)	(1,913)

Net cash provided by continuing operations	13,398	6,662
Net cash provided by discontinued operations	—	22

Net cash provided by operating activities	13,398	6,684

Investing activities:
Purchases of property, plant and equipment	(412)	(242)
Proceeds from the disposal of property, plant and equipment	887	4

Net cash provided by (used in) investing activities	475	(238)

Financing activities:
Additions to short-term notes	54	—
Repayment of short-term and long-term debt	(109)	(4,147)
Proceeds from common shares issued	21	182

Net cash used in financing activities	(34)	(3,965)

Effect of exchange rates on cash	16	19

Net increase in cash	13,855	2,500
Cash at the beginning of the period	988	1,029

Cash and cash equivalents at the end of the period	$14,843	$3,529

Supplemental cash flow disclosures:
Interest paid	$585	$685
Income taxes paid	273	23

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
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
On May 17, 2006, the Company’s Board of Directors approved a change in the Company’s fiscal year-end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligns the Company’s fiscal year more closely with the seasonal nature of its business. Accordingly, the Company is presenting unaudited consolidated financial statements for the thirteen-week and twenty-six-week periods ended on December 30, 2006 (“second quarter of fiscal 2007” and “first half of fiscal 2007”, respectively), and for the comparable thirteen-week and twenty-six-week periods ended December 31, 2005.
The reporting year of the Company is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest to June 30. The Company’s current reporting year will end on June 30, 2007 (“fiscal 2007”) and is comprised of fifty-two weeks. As a result of the change in the Company’s fiscal year end, the 2006 transition period began on January 1, 2006 and ended on July 1, 2006 (the “2006 transition period”) and was a twenty-six-week period. The Company’s 2005 reporting year ended on December 31, 2005 (“fiscal 2005”) and was a fifty-two-week period.
Operating results for the second quarter of fiscal 2007 and first half of fiscal 2007 ended on December 30, 2006 are not necessarily indicative of the results that may be expected for fiscal 2007. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry Corporation’s Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006.
2. Stock-Based Compensation:
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment,” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock-based compensation is accounted for as an equity instrument. Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44 (Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25) in accounting for employee stock options.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
(dollar amounts in thousands, except per share data)
The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of outstanding awards not yet vested at the date of adoption of SFAS 123R by the Company will be recognized in the Company’s results of operations in the periods after the date of the adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as disclosed in our previous filings.
The 2005 Long-Term Incentive Plan (the “2005 Plan”), approved by the shareholders of R.G. Barry Corporation in May 2005, is the Company’s only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation, other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to then outstanding awards following the approval of the 2005 Plan.
The 2005 Plan provides for the granting of nonqualified stock options (“NQs”), incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code of 1986, as amended, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock grants, stock units and cash awards, each as defined in the 2005 Plan. Grants of restricted stock, RSUs, stock units and cash awards may also be performance-based awards, as defined in the 2005 Plan.
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $134 and $288 of stock-based compensation expense for the second quarter of fiscal 2007 and first half of fiscal 2007, respectively. We utilize the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R.
The Company granted additional ISOs during the second quarter of fiscal 2007 and the related stock-based compensation expense has been reported accordingly in this quarterly period. The per share, weighted-average fair value of ISOs granted during the thirteen-week period ended December 30, 2006 was $4.02 using the following assumptions:

Thirteen weeks ended
December 30, 2006
Expected dividend yield	0%
Expected volatility	60%
Risk-free interest rate	4.57%
Expected life-ISO grants	5 years
During the second quarter of fiscal 2007, additional RSUs were granted at a fair value of $7.25. Upon vesting, these RSUs will be settled in an equivalent number of common shares. RSUs granted during the reporting period will vest at the end of five years, subject to potential accelerated vesting at 20% per year for the first four annual anniversaries from the date of the award if the Company meets certain performance goals.
SFAS 123R requires the Company to present pro forma information for the comparative periods prior to the adoption of SFAS 123R by the Company as if the Company had accounted for all stock options under the fair value method of SFAS 123. Had the Company elected to recognize stock-based compensation expense based on the fair value of the stock options granted at the grant date as prescribed by SFAS 123, the Company’s net earnings for the thirteen-week and twenty-six-week periods ended December 31, 2005 would approximate the pro forma amounts indicated below:

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
(dollar amounts in thousands, except per share data)

	Thirteen weeks ended	Twenty-six weeks ended
	December 31, 2005	December 31, 2005
Net earnings:
As reported	$4,779	$9,063
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(240)	(385)

Pro forma	$4,539	$8,678

Net earnings per share:
Basic – as reported	$0.48	$0.92

Basic – pro forma	$0.46	$0.88

Diluted – as reported	$0.46	$0.88

Diluted – pro forma	$0.44	$0.84

No awards were granted during the comparable thirteen-week and twenty-six-week periods ended December 31, 2005.
The amortization of stock-based compensation has been recognized under SFAS 123R for the period after its adoption by the Company and under APB No. 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of stock options granted and outstanding but not yet vested as of December 30, 2006 was approximately $377, which is expected to be recognized over a weighted average period of approximately 2 years.
Prior to the approval of the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs were granted, some of which remain outstanding. All stock options granted under the 2005 Plan and other previous plans are currently exercisable for periods of up to 10 years from date of grant at prices not less than fair market value of the underlying common shares on the date of grant. Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted for the twenty-six-week period ended December 30, 2006 is as follows:

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price

Outstanding at July 1, 2006	556,100	552,800	$5.27

Granted	5,000	—	$7.25
Exercised	(6,000)	(50,000)	$2.69
Expired/Cancelled	(24,600)	—	$4.04

Outstanding at December 30, 2006	530,500	502,800	$5.45

Options exercisable at December 30, 2006	410,100	349,500

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
(dollar amounts in thousands, except per share data)
The following is a summary of the status of the Company’s RSUs as of December 30, 2006 and activity during the twenty-six-week period then ended:

		Grant Date
	Shares	Fair Value
Nonvested at July 1, 2006	106,200	$6.18
Granted	10,800	$7.25
Vested	—	—
Forfeited	(11,000)	$6.18

Nonvested at December 30, 2006	106,000	$6.29

Total compensation cost of RSUs granted but not yet vested as of December 30, 2006 was approximately $450, which is expected to be recognized over a weighted average period of 2 years.
3. Income Taxes:
Income tax expense (benefit) for the twenty-six-week periods ended December 30, 2006 and December 31, 2005 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to income from continuing operations before income taxes as a result of the following:

	December 30,	December 31,
	2006	2005
Computed “expected” tax expense	$4,705	$3,101
State income taxes benefit, net of federal income taxes	412	488
Foreign income tax rate difference	—	1
Change in valuation allowance	(18,273)	(4,420)
Expiration of state net operating loss carry-forward	—	472
Effect of liquidation of Mexico-based subsidiaries	146	303
Effect of state tax rate revision on deferred tax asset and liability valuation	(147)	—
Other, net	385	112

Total expense (benefit)	(12,772)	57

Total expense allocated to discontinued operations	—	2

Total expense (benefit) on continuing operations	$(12,772)	$55

In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company originally recorded a valuation allowance reflecting the full reservation of the value of its deferred tax assets at the close of fiscal 2003, ended on January 3, 2004. The Company’s valuation allowance against its net deferred tax assets and net operating loss carryforwards at the end of the 2006 transition period was $18,273.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
(dollar amounts in thousands, except per share data)
The valuation allowance against deferred tax assets was maintained through the end of the first quarter of fiscal 2007. In the second quarter of fiscal 2007, the Company determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, that a valuation allowance against net deferred tax assets was no longer required because it is more likely than not that the Company’s deferred tax assets will be realized in future periods. Accordingly, the full amount of the valuation allowance was reversed and recognized as a benefit in the second quarter of fiscal 2007. The “Other, net” line item in the table above primarily includes the Company’s provision of $351, which was recorded in the second quarter of fiscal 2007, in anticipation of additional expense with respect to various tax contingency matters.
For the twenty-six week period ended December 31, 2005, the Company’s normal income tax expense was offset by its tax loss carryforwards subject to federal alternative minimum tax. This alternative minimum tax is a deferred tax asset for the Company, which consistent with its policy, was subjected to a full valuation reserve during fiscal 2005. The alternative minimum tax is recoverable against future tax payments once all of the Company’s tax loss carryforwards have been utilized. Establishing a full valuation reserve against the alternative minimum tax resulted in net income tax expense for the twenty-six-week period ended on December 31, 2005 for the Company’s U.S. operations. This expense was offset in the consolidated results by an income tax benefit reported by the Fargeot subsidiary. Fargeot’s tax benefit was due primarily to tax credits realized for fiscal 2005.
As previously reported, the Company has held several meetings with the Internal Service Revenue (“IRS”) with respect to certain adjustments, which, if sustained, would result in an additional tax obligation for the Company of approximately $4,000 plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On January 29, 2007, the Company’s representatives met with the IRS to review the additional information that had been requested by the IRS. During that meeting, the Company presented detailed evidence to support the timing of the expenses questioned by the IRS. The IRS will review the information presented by the Company’s representatives and inform the Company when that review is completed. No additional meeting date has been set with the IRS as of the date of this report. In the opinion of management, the resolution of this matter is not expected to have a material effect on the Company’s financial position or results of operations.
The IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2007 with respect to the matter above.
4. Net Earnings Per Common Share:
Basic net earnings per common share have been computed based on the weighted average number of common shares outstanding during each period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding during each period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and RSUs.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
(dollar amounts in thousands, except per share data)
The following table presents a reconciliation of the denominator for each period of basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Numerator:
Net earnings	$20,311	$4,779	$26,609	$9,063

Denominator:
Weighted average common shares outstanding	10,040	9,918	10,030	9,898
Effect of potentially dilutive securities: employee stock options and RSUs	344	422	328	373

Weighted average common shares outstanding, assuming dilution	10,384	10,340	10,358	10,271

Basic earnings per common share	$2.02	$0.48	$2.65	$0.92
Diluted earnings per common share	$1.96	$0.46	$2.57	$0.88
5. Inventories:
Inventory by category consisted of the following:

	December 30, 2006	July 1, 2006
Raw materials	$688	$724
Work in process	255	174
Finished goods	11,229	25,079

Total inventory	$12,172	$25,977

Inventory write-downs, recognized as a part of cost of sales, were $306 and $761 for the thirteen-week periods, and were $911 and $1,196 for the twenty-six-week periods, ended December 30, 2006 and December 31, 2005, respectively.
6. Restructuring and Asset Impairment Charges:
During the 2006 transition period and through the end of the second quarter of fiscal 2007, the Company did not engage in any new restructuring activities. During the second quarter of fiscal 2007, as shown below, and consistent with prior reporting periods, the Company recorded restructuring charges as part of its operating expenses. These charges and adjustments to estimates for the first half of fiscal 2007 mainly represent minor continuing legal and other administrative type costs associated with liquidating the Company’s subsidiaries in Mexico.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
(dollar amounts in thousands, except per share data)

				Non-Cash
				Write-Offs &
	As of	Charges in	Estimate	Paid in	As of
	July 1, 2006	Fiscal 2007	Adjustments	Fiscal 2007	December 30, 2006
Employee separations	$335	$—	$(1)	$334	$—
Other exit costs	—	40	—	40	—
Noncancelable lease costs	2,909	1	32	2,942	—

Total restructuring costs	$3,244	$41	$31	$3,316	$—

7. Segment Information:
The Company primarily markets comfort footwear for at- and around-the-home. The Company considers “Barry Comfort” at- and around-the-home groups in North America and in Europe as its two operating segments. The accounting policies of the operating segments are the same, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items reported within administrative functions from these management reports have not been allocated between the operating segments.

Thirteen weeks ended	North
December 30, 2006	America	Europe	Total
Net sales	$39,527	$1,339	$40,866
Income from continuing operations, before income taxes	7,302	120	7,422

Thirteen weeks ended	North
December 31, 2005	America	Europe	Total
Net sales	$35,710	$1,133	$36,843
Income from continuing operations, before income taxes	4,823	(13)	4,810

Twenty-six weeks ended	North
December 30, 2006	America	Europe	Total
Net sales	$74,818	$3,578	$78,396
Income from continuing operations, before income taxes	13,607	230	13,837
Total Assets	57,185	3,463	60,648

Twenty-six weeks ended	North
December 31, 2005	America	Europe	Total
Net sales	$69,013	$3,266	$72,279
Income from continuing operations, before income taxes	9,036	60	9,096
Total Assets	38,662	3,169	41,831

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
(dollar amounts in thousands, except per share data)
8.Employee Retirement Plans:
In making the annually required pension computations, the Company uses a measurement date of March 31, effective with the 2006 transition period and the related change in its fiscal year-end.
The Company anticipates total payments of $2,149 will be made in fiscal 2007 to the funded, qualified associate retirement plan and to meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the first half of fiscal 2007, actual payments of approximately $728 were made into the funded, qualified associate retirement plan and $323 under the unfunded, nonqualified supplemental retirement plans.
The components of net periodic benefit cost for the retirement plans at the end of each period noted below consisted of the following:

	Thirteen weeks ended		Twenty-six weeks ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Service cost	$19	$—	$38	$—
Interest cost	445	549	889	1,098
Expected return on plan assets	(370)	(462)	(740)	(924)
Net amortization	104	64	213	225

Total pension expense	$198	$151	$400	$399

9. Comprehensive income:
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings and foreign currency translation adjustments, as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Net earnings	$20,311	$4,779	$26,609	$9,063
Minimum pension liability adjustment	—	(2,005)	—	(2,005)
Foreign currency translation adjustments	72	(28)	91	(31)

Total comprehensive income	$20,383	$2,746	$26,700	$7,027

The components of accumulated other comprehensive income adjustments at the end of the reporting periods were as follows:

	December 30, 2006	July 1, 2006
Accumulated foreign currency translation adjustments	$317	$226
Minimum pension liability, net of taxes	(4,579)	(4,579)

Accumulated other comprehensive loss	$(4,262)	$(4,353)

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
(dollar amounts in thousands, except per share data)
10. Related Party Transactions:
The Company and its non-executive chairman (“chairman”) are parties to an agreement under which the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5,000 life insurance policy on the chairman. In addition, the Company maintains another policy insuring the life of the chairman. The cumulative cash surrender value of these policies approximates $2,600, which is included in other assets in the accompanying consolidated balance sheets. Effective March 2004 and continuing through December 30, 2006, the Company has borrowed against the cash surrender value of these policies. There were no changes in the agreement between the Company and its chairman during the first half of fiscal 2007.
On August 11, 2005 (the “Effective Date”), the Company and the mother of the chairman entered into an agreement whereby the mother of the chairman transferred all of her product designs and patent rights to the Company as of the Effective Date; provided a covenant not to compete during the period payments are owed to her under the agreement and for one year thereafter; and released all unpaid claims that would have accrued under a previous agreement and through the Effective Date, for the sum of $600. This amount is to be paid in 24 quarterly payments of $25 each, which quarterly payments began on the Effective Date and have been and will be due and payable on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, the net present value of this obligation was computed at approximately $495, discounted at 7%, and this amount was charged to earnings. As of December 30, 2006, the Company reported $73 of the then outstanding net present value amount as current installments of long-term debt and the remaining $314 as long-term debt.
11. Contingent Liabilities:
The Company has been named as defendant in various lawsuits arising from the ordinary course of its business. In the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.
12. Recently Issued Accounting Standards:
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier adoption of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. This Interpretation will be effective for the Company’s fiscal year beginning on July 1, 2007. The Company does not expect the application of the provisions of this Interpretation to have a significant impact on the Company’s financial position or results of operations.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Under Item 1 of Part I of Form 10-Q
for the thirteen-week and twenty-six-week periods ended December 30, 2006 and December 31, 2005
(dollar amounts in thousands, except per share data)
In September 2006, the FASB released Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard becomes effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning on June 29, 2008. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company does not expect the application of the provision of SFAS No. 157 to have a significant effect on its financial position or its results of operations.
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
Under SFAS 158, reporting changes will be implemented on a prospective as of the end of the fiscal year ending after December 15, 2006 for publicly held companies. The change of measurement date is required for fiscal years ending after December 15, 2008, with earlier adoption permitted. With the Company’s pension plans substantially frozen, there is no significant difference in the measurement of pension liability under SFAS No. 158 and the former governing standards in SFAS No. 87, Employers’ Accounting for Pensions. The Company does not expect the application of SFAS 158 to have a significant impact in its presentation of financial position.
In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on quantifying financial statement misstatements and requires a company to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material. The Company is required to adopt SAB 108 at the end of the current fiscal year. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
     ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosure in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or words with similar meanings. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of our Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006, as well as any other cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described (a) in “Item 1A. Risk Factors” of Part II, and elsewhere in this Quarterly Report on Form 10-Q or (b) in “Item 1A. Risk Factors” of Part I of our Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006 occur; they could have a material adverse effect on our business, operating results and financial condition.
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006.
Change in Fiscal Year End
On May 17, 2006, our Board of Directors approved a change in the Company’s fiscal year-end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligns our fiscal year more closely with the seasonal nature of our business. In view of this change, this MD&A compares the unaudited consolidated financial statements as of and for the thirteen-week and twenty-six-week periods ended December 30, 2006 (“second quarter of fiscal 2007” and “first half of fiscal 2007”, respectively), with the unaudited consolidated financial statements as of and for the comparable thirteen-week and twenty-six week periods ended December 31, 2005.
As a result of the change in our fiscal year-end, the 2006 transition period began on January 1, 2006 and ended on July 1, 2006 (the “2006 transition period”) and was a twenty-six-week period. Our 2005 reporting year ended on December 31, 2005 (“fiscal 2005”) and was a fifty-two-week period.
Results of Operations
During the second quarter of fiscal 2007, consolidated net sales were $40.9 million, representing a $4.0 million or 11% increase over the comparable quarterly period in fiscal 2005. For the first half of fiscal 2007, consolidated net sales were $78.4 million, approximately $6.1 million or 8.5% higher than the comparable six-month period of fiscal 2005. Approximately, 95 percent of the quarter-on-quarter and six-month period increases in consolidated net sales were reported in our Barry Comfort North America business.

The quarterly increase in net sales of $3.8 million in the North America business resulted from an increase of approximately $3.3 million in gross shipments and a decrease of $1.2 million in customer return accruals, which were partially offset by an increase of $700 thousand in customer promotion and sales incentive costs incurred during the period. For the first half of fiscal 2007, the increase in net sales of $5.8 million in the North America business was due primarily to a net increase of $3.6 million in shipments and a decrease of $2.6 million in customer return accruals, which were partially offset by an increase of $400 thousand in promotion and sales incentive costs incurred during the six-month period. The increases in shipments in our North America business for the quarter and the twenty-six-week period were due principally to increases in volume across most of our key channels of distribution. The decrease in the customer return accruals and the corresponding increase in promotion and sales incentive costs during the quarter and six-month period are consistent with our business practice of collaborating with key retailing partners to stimulate sell-through and reduce returns. The increases in promotion and sales incentives for the quarter and twenty-six-week periods were due primarily to warmer than anticipated weather conditions during the 2006 holiday selling season.
Net sales for Barry Comfort Europe were $1.4 million in the second quarter of fiscal 2007 and $1.1 million in the comparable period of fiscal 2005. For the first half of fiscal 2007, net sales for Barry Comfort Europe were $3.6 million and $3.3 million in the comparable six-month period of fiscal 2005.
Consolidated gross profit for the second quarter of fiscal 2007 was $15.5 million or 38.0% of net sales, compared to $16.3 million or 44.2% of net sales for the comparable period of fiscal 2005. Consolidated gross profit for the first half of fiscal 2007 was $30.7 million or 39.2% of net sales, compared to $30.6 million or 42.3% of net sales for the comparable six-month period of fiscal 2005. The decreases in gross profit as a percent of net sales for the quarter and six-month period were due primarily to the increase in our average product costs over those reporting periods. Our product costs were directly impacted by the increase in the price of oil and indirectly affected by the strengthening of the Chinese Yuan against the US Dollar. In addition, our margin results were affected by our continued support to our customers with promotions and sales incentives to stimulate sell-through during and after the 2006 holiday season.
Consolidated selling, general and administrative (“SG&A”) expenses for the second quarter of fiscal 2007 were $8.8 million, reflecting a decrease of $1.7 million or 16.6%, from approximately $10.5 million in the comparable period of fiscal 2005. In addition, SG&A expenses, as a percent of net sales, decreased from 28.6% in the comparable quarterly period in fiscal 2005 to 21.5% of net sales in the second quarter of fiscal 2007.
The quarter-on-quarter decrease in consolidated SG&A expenses of $1.7 million was due primarily to the following:
❑	a $1.2 million decrease in shipping expenses, which resulted primarily from our improved efficiencies in handling and shipping product to customers;

❑	a $153 thousand reduction in recruiting agency and relocation costs; and

❑	a $125 thousand reduction in incentive bonus expense.
The expense reductions in the areas above were offset by the following:
❑	$134 thousand of share-based compensation expense, which resulted from the implementation of SFAS No. 123 R, effective on January 1, 2006.
Consolidated SG&A expenses for the first half of fiscal 2007 were $17.2 million, representing a $2.6 million decrease or 13.2% from approximately $19.9 million in the comparable period in fiscal 2005. SG&A expenses, as a percent of net sales, decreased from 27.5% in the comparable twenty-six-week period of fiscal 2005 to 22.0% in the first half of fiscal 2007.
The six-month period decrease of $2.6 million in consolidated SG&A was due primarily to the following:

❑	a $1.7 million reduction in shipping expenses, which resulted primarily from our improved efficiencies in handling and shipping product to customers;
❑	a $455 thousand one-time charge to earnings, recorded in the third quarter of fiscal 2005, which represented the net present value of the obligation resulting from the purchase from the mother of our chairman of all of her product designs and patent rights;

❑	a $294 thousand reduction in recruiting agency and relocation costs; and

❑	a $266 thousand reduction in incentive bonus expense.
The expense reductions in the areas above were offset by the following:
❑	$288 thousand of share-based compensation expense, which resulted from the implementation of SFAS No. 123 R, effective on January 1, 2006.
During the second quarter of fiscal 2007, we recorded $2 thousand as a consolidated restructuring credit, compared to approximately $740 thousand as a consolidated restructuring charge recorded in the comparable period of fiscal 2005. During the first half of fiscal 2007 and comparable six-month period in fiscal 2005, restructuring charges were $72 thousand and $1.3 million, respectively. The quarter-on-quarter and six-month period decreases in restructuring charges were primarily due to lower lease loss expense and lower occupancy costs, including taxes, security and maintenance, associated with our former distribution center facility located in Mexico. As reported in our Transition Report on Form 10-K for the 2006 transition period, we reached an agreement with the landlord of our former distribution facility in Nuevo Laredo, Mexico with respect to the lease agreement for that facility. See also Note 6 of the Notes to Consolidated Financial Statements for additional information relating to restructuring and asset impairment charges.
During the second quarter of fiscal 2007, we reported $878 thousand as gain on the disposal of 4.4 acres of land. This property is adjacent to our headquarters office and was not being used as part of our business activities.
Consolidated interest expense was $269 thousand for the second quarter of fiscal 2007, representing a decrease of approximately $80 thousand from the comparable period in fiscal 2005. Consolidated interest expense was $555 thousand and $649 thousand for the first half of fiscal 2007 and the comparable period in fiscal 2005. The net decreases in interest expense for the quarter and six-month period were primarily due to our profitability over the last twelve months, which resulted in lower borrowing levels under the CIT ABL Facility (discussed further below) during the first half of fiscal 2007 as compared to the comparable period of fiscal 2005.
During the second quarter of fiscal 2007, we recorded approximately $12.9 million as income tax benefit, primarily due to the reversal of our deferred tax valuation allowance. As reported previously, we recorded a valuation allowance reflecting the full reservation of the value of our deferred assets at the end of fiscal 2003 because we deemed then that it was more likely than not that our deferred tax assets would not be realized. In the second quarter of fiscal 2007, the Company determined, based on the existence of sufficient positive evidence, represented primarily by consistent profitability in the fall seasons for calendar years 2004, 2005 and 2006 and consistent profitability for the last two 12-month periods ended on December 31, 2005 and December 30, 2006, that a valuation allowance against net deferred tax assets was no longer required because it is more likely than not that the Company’s deferred tax assets will be realized in future periods.
As a consequence of the results of operations noted above, which included the reversal of the deferred tax assets valuation allowance, we reported net earnings of approximately $20.3 million or $1.96 per diluted share for the second quarter of fiscal 2007 and approximately $4.8 million or $0.46 per diluted share for the comparable period in fiscal 2005. For the first half in fiscal 2007 and the comparable six-month period in fiscal 2005, we reported net earnings of approximately $26.6 million or $2.57 per diluted share and $9.1 million or $0.88 per diluted share, respectively.

Looking ahead to the remainder of fiscal 2007 and beyond
Fiscal 2007 is the first annual reporting period since we changed to a new fiscal year. We believe this change aligns our business cycle more closely with the seasonal nature of our core business, enhances our ability to more accurately plan and forecast our business and offers investors additional clarity about our operating performance earlier in the fiscal year.
At the beginning of our fiscal 2007, we forecasted annual increases of 5-to-7 percent in consolidated net sales and 8-to-12 percent in net earnings for fiscal 2007, as compared to our fiscal 2005. These forecasts were based upon our open order position at the time and our 2007 growth initiatives. Our performance for the twenty-six-week period ended December 30, 2006 has thus far outpaced our expectations. We now believe our fiscal 2007 annual net sales should increase in the range of 6-to-8 percent and income from continuing operations before income taxes and excluding the one-time gain on the disposal of land should increase in the range of 28-to-32 percent, as compared to our fiscal 2005.
Looking ahead to the remainder of fiscal 2007 and beyond, we will continue to pursue certain strategic initiatives with the goal of providing measurable and sustainable net sales and profit growth.
These initiatives are focused on the following:
▪	Sustained innovation within our product lines;

▪	Continuing efforts to strengthen our relationships with existing retailing partners and to expand distribution of products into new retail channels;

▪	Further enhancement of the image of our brands; and

▪	Introduction of new licensed brands.
However, as our business continues to be highly seasonal and dependent on the holiday selling season, there is still significant inherent risk in the current business model. See the risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of our Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006.
Liquidity and Capital Resources
We utilized a variety of assets in the development, sourcing, marketing, warehousing, distribution, and sales of our products. Most of our assets are current assets and include cash and cash equivalents, trade receivables, and inventory.
All references made in this section are on a consolidated basis. As of the end of the second quarter of fiscal 2007, we had $37.4 million in net working capital. This compares with $20.7 million at the end of the comparable quarter of fiscal 2005, and $16.0 million at the end of the 2006 transition period. The quarter-on-quarter increase in net working capital is primarily due to net earnings reported for the past twelve months.
The primary components of and changes in net working capital are as follows:
▪	We ended the second quarter of fiscal 2007 with $14.8 million in cash and cash equivalents, compared to $3.5 million in cash at the end of the comparable quarter of fiscal 2005, and $1.0 million in cash at the end of the 2006 transition period.

▪	Net accounts receivable increased to $13.7 million at the end of this fiscal year’s second quarter from $12.0 million at the end of the comparable quarter of fiscal 2005. The $1.7 million quarter-on-quarter increase in net accounts receivable primarily reflected the impact of higher shipments experienced in the last month of the second quarter of fiscal 2007, compared to the same quarterly period of fiscal 2005. Net accounts receivable were $6.7 million at the end of the 2006 transition period. The increase in net accounts receivable of approximately $7.0 million from the end of the 2006 transition period to the end of the second quarter of fiscal 2007 was principally due to the seasonality of our business.

▪	Net inventories at the second quarter-end of fiscal 2007, the comparable quarter-end of fiscal 2005, and at the end of the 2006 transition period were $12.2 million, $19.1 million and $26.0 million, respectively. The quarter-on-quarter decrease in inventories of $6.9 million occurred primarily in finished goods, and reflected the improvement in the timing of receipt of product from our third-party suppliers and shipment of goods to our customers, as well as the effect of lower levels of closeout inventory on hand at quarter-end.

▪	Due to the reversal of our deferred tax valuation allowance noted earlier, which was recorded during the reporting period, our current deferred income tax assets were $8.7 million at the end of the second quarter of fiscal 2007. We had maintained a full valuation allowance against our deferred assets from the end of fiscal 2003 through the end of the first quarter of fiscal 2007.

▪	We ended with no borrowings outstanding under our CIT ABL Facility in the second quarter of fiscal 2007, the comparable quarter period of fiscal 2005, and the 2006 transition period. The amount owed under the CIT ABL Facility, when applicable, is reported as short-term notes payable. We ended the second quarter of fiscal 2007 with $2.3 million in short-term notes payable, compared with $2.5 million at the end of the comparable period of fiscal 2005, and $2.2 million at the end of the 2006 transition period. The short-term notes payable at the end of the second quarter of fiscal 2007 was comprised of $2.2 million, borrowed against the cash surrender value of life insurance policies on our chairman and $100 thousand in short-term borrowings by our Fargeot subsidiary.

▪	Accounts payable at the end of the second quarter of fiscal 2007 were $4.9 million, compared to $5.0 million at the end of the comparable quarterly period of fiscal 2005 and $9.1 million at the end of the 2006 transition period. The $4.2 million decrease in accounts payable from the end of the 2006 transition period reflects the seasonal timing of purchases and payments over this reporting quarter.

▪	We reported $5.3 million in accrued expenses at the end of the second quarter of fiscal 2007, compared to $7.4 million at the end of the comparable quarter of fiscal 2005, and $7.1 million at the end of the 2006 transition period. The quarter-on-quarter decrease in accrued expenses primarily reflected a reduction in reorganization lease loss and related accruals of $1.4 million and lower payroll related accruals of $600 thousand. Compared to the end of the 2006 transition period, the second quarter of fiscal 2007 accrual is lower due primarily to a $3.2 million reduction in reorganization lease loss related accruals due to the agreement reached with the landlord of our former distribution facility in Nuevo Laredo, Mexico. This reduction was offset primarily by a $1.0 million increase in payroll related accruals at the end of the second quarter of fiscal 2007.

▪	Capital expenditures during the second half of fiscal 2007 were $412 thousand, compared with $242 thousand during the same six-month period of fiscal 2005. Capital expenditures in both periods were funded from working capital and reflected a significantly lower level of capital asset spending compared to years prior to fiscal 2005, when the Company operated its own manufacturing plants. We expect future capital expenditures to be in line with the current business model going forward.
CIT Facilities
Our lending facility (the “CIT ABL Facility”) is a two-year, asset-based committed facility under which The CIT Group/Commercial Services, Inc (“CIT”) is obligated to advance us funds so long as we comply with the terms of the CIT ABL Facility. Compliance with the CIT ABL Facility includes satisfying covenants, which require us to meet various financial condition and financial performance requirements. The CIT ABL Facility, which replaced our previous three-year financing agreement with CIT (the “CIT Facility”), expires on March 31, 2007. We are currently engaged in discussions with several financial institutions with respect to securing a new lending agreement. We expect to secure a new lending agreement effective April 1, 2007.

Under the CIT ABL Facility, we are required to meet various financial covenants. Covenants that are applicable include: (a) minimum Tangible Net Worth at the end of each fiscal quarter of 2005 and 2006; (b) Minimum Net Availability at the end of each fiscal year; and (c) a minimum Fixed Charge Coverage Ratio test at the end of each 12-month period ending at the end of each fiscal quarter. These capitalized terms are defined in the CIT ABL Facility. At the end of second quarter of fiscal 2007, we satisfied all the financial covenants as applicable under the CIT ABL Facility.
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
The interest rate payable on the CIT ABL Facility is the JPMorgan Chase Bank prime rate plus 0.5%. Each month when our borrowing needs require inclusion of the $3.5 million overformula in the Borrowing Base, the interest rate will be increased by 0.5%. During the second quarter of fiscal 2007, our borrowing needs did not require us to use any of the $3.5 million overformula. The CIT ABL Facility also includes an unused line fee of 0.5% per annum, payable monthly, charged on the unused portion of the $35 million line. During the second quarter of fiscal 2007 and the comparable period in fiscal 2005, we incurred unused line fees of approximately $34 thousand and $12 thousand, respectively. During the first half of fiscal 2007 and the comparable six-month period of fiscal 2005, we incurred unused line fees of approximately $66 thousand and $56 thousand, respectively.
Indebtedness under the CIT ABL Facility is secured by a first priority lien and mortgage on substantially all of our assets, including accounts receivable, inventory, intangibles, equipment, intellectual property, and real estate. The indebtedness has also been guaranteed by our subsidiaries and is further secured by a pledge of the shares of our subsidiaries.
As of the end of the second quarter of fiscal 2007 and the comparable quarterly period in fiscal 2005, we had approximately $19.3 million and $16.9 million available under the CIT ABL Facility, respectively.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of December 30, 2006, we reported approximately $364 thousand as current installments of long-term debt on a consolidated basis. Approximately $291 thousand of this amount relates to the Company’s Fargeot subsidiary and the remaining $73 thousand represents the current portion of our obligation associated with the agreement entered into with the mother of our chairman as disclosed in Note 10 of the Notes to Consolidated Financial Statements. At the end of the second quarter of fiscal 2007, we reported approximately $331 thousand as consolidated long-term debt. Approximately $314 thousand of the consolidated long-term debt relates to the obligation with the mother of our chairman and the remaining $17 thousand represents long-term debt of the Fargeot subsidiary.
Off-Balance Sheet Arrangements and Contractual Obligations
There are no “Off-Balance Sheet Arrangements” and no material changes to “Contractual Obligations” since the end of the 2006 transition period, other than routine payments. For more detail on off-balance sheet arrangements and contractual obligations, please refer to our Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Other Matters Impacting Liquidity and Capital Resources”.

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
(a)	We recognize revenue when goods are shipped from our warehouses and other third-party distribution locations, at which point our customers take ownership and assume risk of loss; collection of the related receivable is probable; persuasive evidence of a sale arrangement exists; and the sales price is fixed and determinable. In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors.

Allowances established for returns were approximately $2 million, $4.4 million, and $900 thousand at the end of the second quarter of fiscal 2007, at the end of the comparable quarter of fiscal 2005, and at the end of the 2006 transition period, respectively. The quarter-on-quarter decrease of $2.4 million in return allowances in consistent with our current business practice, which continues to be based on a more customer-centric sell-in approach, collaborating more closely with our retailing partners to promote product sell-through during the season, thus reducing future returns. During the second quarter of fiscal 2007 and the comparable quarter of fiscal 2005, we recorded approximately $445 thousand and $150 thousand, respectively, as the sales value of merchandise returned by customers. During the first half of fiscal 2007 and the comparable six-month period of fiscal 2005, we recorded approximately $815 thousand and $241 thousand, respectively, as the sales value of merchandise returned by customers. The quarterly and six-month period increases in the sales value of merchandise returned were due to returns associated with spring 2006 merchandise from one customer, and returns of branded merchandise from another, which transitioned to a private label program with us.

During the second quarter of fiscal 2007 and the comparable period of fiscal 2005, reductions in sales for future returns were $1.0 million and $1.9 million, respectively. During the first half of fiscal 2007 and the comparable twenty-six week period of fiscal 2005, reductions in sales for future returns were $2.0 million and $4.4 million, respectively.

Allowances for promotions and other sales incentives established at the end of the second quarter of 2007 and the end of the comparable period of fiscal 2005 were approximately $8.0 million and $9.6 million, respectively, and $1.2 million at the end of the 2006 transition period. The $1.6 million quarter-on-quarter decrease in promotions and sales incentives allowances reflects primarily the impact of lower chargeback claims reserves due to better execution of shipments during the second quarter of fiscal 2007 as compared to the same period in fiscal 2005 as well as the relative timing of customer deductions taken during the reporting period.
Charges to earnings for consumer promotion and sales incentive activities for the second quarter of fiscal 2007 and the comparable period of fiscal 2005 were $5.3 million and $4.8 million, respectively. Charges to earnings for consumer promotion and sales incentives for the first half of fiscal 2007 and the comparable six-month period of fiscal 2005 were $9 million and $8.4 million, respectively. The increases in consumer promotion and sales incentives in the comparative quarter and six-month periods were primarily due to a higher than expected level of support provided to our retailing partners to stimulate sell-through during and after the 2006 holiday season. The increased support primarily resulted from warmer than expected weather during the holiday season.

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
(b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. At the end of the second quarter of fiscal 2007 and the end of the comparable quarter of fiscal 2005, we estimated the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $928 thousand and $1.4 million, respectively, as compared with a similar estimate of $463 thousand at the end of the 2006 transition period. The primary reason for the quarter-on-quarter decrease in our estimate of the FIFO cost of our inventories over the net realizable value of that inventory was the reduction in our finished goods inventories at quarter-end. Inventory write-downs, recognized as part of cost of sales for continuing operations, were $306 thousand and $761 thousand during the second quarter of fiscal 2007 and the comparable quarter of fiscal 2005, respectively. Inventory write-downs, recognized as part of cost of sales for continuing operations, were $911 thousand and $1.2 million during the first half of fiscal 2007 and the comparable six-month period of fiscal 2005. Similarly, the main reason for the quarter-on-quarter and six-month decreases in inventory write-downs was a much lower level of on-hand inventory at the end of second quarter of fiscal 2007.

Approximately, $2.3 million and $2.4 million of inventory that had been previously written down were sold during the second quarter of fiscal 2007 and the comparable period of fiscal 2005, respectively. Similarly, $4.5 million and $4.6 million of inventory that had been previously written down was sold during the first half of fiscal 2007 and the comparable six-month period of fiscal 2005, respectively.
(c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. We recorded a valuation allowance when it was more likely than not that some portion or all of our deferred tax assets would not be realized. Accordingly, beginning with year-end fiscal 2003, we established a valuation allowance against the value of those deferred tax assets. At that time, there was not sufficient historical assurance that future taxable income would be generated to offset these deferred deductible items. Accordingly, we established a valuation allowance against the net deferred tax assets in the amount of $18.3 million at the end of the 2006 transition period.

This full valuation allowance reserve was maintained through the first quarter of fiscal 2007. In the second quarter of fiscal 2007, the Company determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, a valuation allowance against net deferred tax assets was no longer required because it is more likely than not that the Company’s deferred tax assets will be realized in future periods. Accordingly, a complete reversal of the valuation allowance was recognized in closing out the second quarter of fiscal 2007. This action resulted in and accounts for substantially all of the net income tax benefit of $12.8 million reflected in our results for the first half of fiscal 2007.

In addition, we make ongoing assessments of income tax exposures that may arise at the federal, state or local tax levels. As a result of these evaluations, any exposure deemed probable will be quantified and accrued as tax expense during the period and reported in a tax contingency reserve. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. Our tax contingency reserve at the end of the second quarter of fiscal 2007 was $500 thousand, representing an increase of $351 thousand for the period.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier adoption of the provisions of the Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. This Interpretation will be effective for the Company’s fiscal year beginning on July 1, 2007. We do not expect the application of the provisions of this Interpretation to have any significant impact on the financial position or results of operations of our company.
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
Under SFAS 158, reporting changes will be implemented on a prospective basis as of the end of the fiscal year ending after December 15, 2006 for publicly held companies. The change of measurement date is required for fiscal years ending after December 15, 2008, with earlier adoption permitted. With the Company’s pension plans substantially frozen, there is no significant difference in the measurement of pension liability under SFAS No. 158 and the former governing standards in SFAS No. 87, Employers’ Accounting for Pensions. We do not expect the application of SFAS 158 to have a significant effect on the balance sheet presentation.
In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on quantifying financial statement misstatements and requires a company to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material. We are required to adopt SAB 108 at the end of the current fiscal year. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
Substantially all of our sales were conducted in North America and denominated in US Dollars during the first half of fiscal 2007. For any significant sales transactions denominated in other than US Dollars, our established policy guidelines require us to hedge against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from adverse currency fluctuations. At the end of the second quarter of fiscal 2007 and at the end of the 2006 transition period, the Company did not have any such foreign exchange contracts outstanding.
Market Risk Sensitive Instruments – Interest Rates
At December 30, 2006, we had market risk exposure related to the impact of changes in short-term interest rates. Our principal interest rate risk exposure results from the floating rate nature of the CIT ABL Facility. If interest rates were to increase or decrease by 100 basis points, we estimate that interest expense would increase or decrease by approximately $44 thousand on an annualized basis. Currently, we do not hedge our exposure to floating interest rates.
ITEM 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer), the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President-Finance, Chief Financial Officer and Secretary have concluded that:
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended December 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, the Company has held several meetings with the Internal Service Revenue (“IRS”) with respect to certain adjustments, which, if sustained, would result in an additional tax obligation for the Company of approximately $4,000 plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On January 29, 2007, the Company’s representatives met with the IRS to review the additional information that had been requested by the IRS. During that meeting, the Company presented detailed evidence to support the timing of the deductions being questioned by the IRS. The IRS will review the information presented by the Company and inform the Company when that review is completed. No additional meeting date has been set with the IRS as of the date of this report. In the opinion of management, the resolution of this matter is not expected to have a material effect on the Company’s financial position or results of operations.
The IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2007 with respect to the matter above.
Item 1A. Risk Factors
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “Item 1A. Risk Factors” of Part I of our Transition Report on Form 10-K for the transition period from January 1 to July 1, 2006 (the “2006 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2006 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described could materially adversely affect our business, our operating results, or our financial condition and the actual outcome of matters as to which forward-looking statements are made.
Our North America business, which is our primary business, is dependent on our ability to continue sourcing products from outside North America.
We do not own or operate any manufacturing facilities in North America and depend upon third parties to manufacture all of our products. During the 2006 transition period and through the second quarter of fiscal 2007, nearly 100% of our products were manufactured in China. The inability of our Chinese manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our Chinese manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
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
As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Our two largest customers combined accounted for over 40% of our consolidated net sales in fiscal 2005. We expect our business with these customers will be represented in the same proportion to our annual consolidated net sales for fiscal 2007. If either one of these customers reduced or discontinued its product purchases from us, it would adversely and materially affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry our products, which could adversely affect our results.
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
Our business is highly seasonal and much of the results of our operations is dependent on strong performance during the last six months of the calendar year, particularly the holiday selling season. The majority of our marketing and sales activities takes place at showings in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash position is strongest at the end of each calendar year. Unfavorable economic conditions affecting retailers during the fall and through the holidays in any year could have a material adverse effect on the results of our operations for the year. The demand for our product can also be adversely impacted by weather conditions, particularly the sale of warm weather products during the holiday selling season. We can offer no assurance that the seasonal nature of our business will diminish in the future.

The footwear industry is highly competitive.
The footwear business is a highly competitive business and if we fail to compete effectively, we may lose market position. We operate in a relatively small segment of the overall footwear industry, supplying comfort footwear for use at- and around-the-home. We believe that we are the world’s largest marketer of comfort footwear for use at- and around-the-home. However, this is a very small component of the overall footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to provide at- and around-the-home comfort footwear, and many of these competitors have substantially greater financial, distribution and marketing resources than we do. In addition, many of the retail customers for our products are importing competitive products directly from manufacturers in China and elsewhere for sale in their stores on a private label basis. The primary methods of competition in our industry include product design, product performance, quality, brand image, price, marketing and promotion and our ability to meet delivery commitments to retailers obtaining access to retail outlets. A major marketing or promotional success or a technical innovation by one of our competitors could adversely impact our competitive position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) and (b) Not applicable
     (c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation as defined in Rule 10b -18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any of the common shares of R.G. Barry Corporation during the quarterly period ended December 30, 2006. The Company does not currently have in effect a publicly announced repurchase plan or program.
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

R. G. BARRY CORPORATION Registrant

Date: February 12, 2007	/s/ Daniel D. Viren Daniel D. Viren
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