Form 10-Q
period 2007-03-31
BARRY R G CORP /OH/
filed 2007-05-14
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Shares, $1 Par Value, Outstanding as of May 4, 2007– 10,108,837
Index to Exhibits at page 27

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2007	July 1, 2006
	(unaudited)
ASSETS:
Cash and cash equivalents	$16,939	$988
Accounts receivable (less allowances of $4,255 and $2,180, respectively)	11,366	6,683
Inventory	12,440	25,977
Current deferred income taxes	8,967	—
Prepaid expenses	662	1,161

Total current assets	50,374	34,809

Property, plant and equipment, at cost	11,789	11,214
Less accumulated depreciation and amortization	9,215	8,795

Net property, plant and equipment	2,574	2,419

Non-current deferred income taxes	4,746	—
Other assets	3,017	3,216

Total assets	$60,711	$40,444

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Short-term notes payable	2,200	2,200
Current installments of long-term debt	333	395
Accounts payable	4,502	9,085
Accrued expenses	5,850	7,136

Total current liabilities	12,885	18,816

Long-term debt, excluding current installments	290	439
Accrued retirement costs and other	11,039	12,193

Total liabilities	24,214	31,448

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,098 and 10,017 shares, respectively (excluding treasury shares of 1,000 and 969, respectively)	10,098	10,017
Additional capital in excess of par value	13,683	13,192
Accumulated other comprehensive loss	(4,241)	(4,353)
Retained earnings (deficit)	16,957	(9,860)

Total shareholders’ equity	36,497	8,996

Total liabilities and shareholders’ equity	$60,711	$40,444

See accompanying notes to consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	$19,176	$17,160	$97,572	$89,439
Cost of sales	12,460	10,405	60,117	52,081

Gross profit	6,716	6,755	37,455	37,358
Selling, general and administrative expenses	6,812	6,855	24,061	26,739
Gain on disposal of land	—	—	(878)	—
Restructuring and asset impairment charges	91	41	163	1,310

Operating profit (loss)	(187)	(141)	14,109	9,309
Other income	35	124	131	419
Interest income (expense), net	164	(67)	(391)	(716)

Income (loss) from continuing operations, before income tax	12	(84)	13,849	9,012
Income tax expense (benefit)	(196)	27	(12,968)	82

Earnings (loss) from continuing operations	$208	$(111)	$26,817	$8,930
Earnings from discontinued operations	—	—	—	22

Net earnings (loss)	$208	$(111)	$26,817	$8,952

Earnings (loss) per common share: continuing operations
Basic	$0.02	$(0.01)	$2.67	$0.90

Diluted	$0.02	$(0.01)	$2.58	$0.87

Earnings (loss) per common share: discontinued operations
Basic	—	—	—	“nm”

Diluted	—	—	—	“nm”

Earnings (loss) per common share: total
Basic	$0.02	$(0.01)	$2.67	$0.90

Diluted	$0.02	$(0.01)	$2.58	$0.87

Average number of common shares outstanding
Basic	10,069	9,930	10,043	9,909

Diluted	10,482	9,930	10,395	10,257

See accompanying notes to consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine weeks ended
	March 31, 2007	April 1, 2006
Operating activities:
Net earnings	$26,817	$8,952
Earnings from discontinued operations	—	22

Earnings from continuing operations	26,817	8,930
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	369	388
Deferred income tax benefit	(13,713)	—
Stock-based compensation expense	440	72
Loss on disposal of property, plant and equipment	26	132
Gain on disposal of land	(878)	—
Changes in:
Accounts receivable	(4,569)	(4,157)
Inventory	13,628	1,177
Prepaid expenses and other	704	400
Accounts payable	(4,648)	(1,753)
Accrued expenses	(1,406)	1,344
Accrued retirement costs and other, net	(1,155)	(2,266)

Net cash provided by continuing operations	15,615	4,267
Net cash provided by discontinued operations	—	22

Net cash provided by operating activities	15,615	4,289

Investing activities:
Purchases of property, plant and equipment	(540)	(308)
Proceeds from the sale of property, plant and equipment	888	4

Net cash provided by (used in) investing activities	348	(304)

Financing activities:
Repayment of debt	(228)	(4,259)
Proceeds from common shares issued	202	215

Net cash used in financing activities	(26)	(4,044)

Effect of exchange rates on cash	14	18

Net increase (decrease) in cash	15,951	(41)
Cash at the beginning of the period	988	1,029

Cash and cash equivalents at the end of the period	$16,939	$988

Supplemental cash flow disclosures:
Interest paid	$651	$768
Income taxes paid	236	193
See accompanying notes to consolidated financial statements.

R. G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the thirteen-week and thirty-nine-week periods ended March 31, 2007 and April 1, 2006
(dollar amounts in thousands, except per share data)
1. Basis of Presentation:
The Company designs, purchases, markets and distributes accessories footwear. The Company no longer manufactures footwear, except through its wholly-owned French subsidiaries, Escapade, S.A. and Fargeot et Compagnie, S.A. (together, “Fargeot”). Unless the context requires otherwise, references in this report to “we,” “us,” “our,” and the “Company” refer to R.G. Barry Corporation (the registrant) and its subsidiaries.
The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included.
On May 17, 2006, the Board of Directors approved a change in the Company’s fiscal year-end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligns the Company’s fiscal year more closely with the seasonal nature of its business. Accordingly, the Company is presenting unaudited consolidated financial statements for the thirteen-week and thirty-nine-week periods ended on March 31, 2007 (“third quarter of fiscal 2007” and “thirty-nine-week period of fiscal 2007”, respectively), and for the comparable thirteen-week and thirty-nine-week periods ended April 1, 2006.
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
A comparative view of the six-month 2006 transition period and the comparative period of the prior year is provided below:

	Transition period	Comparable six-month period
	ended July 1, 2006	ended July 2, 2005
Net sales	$32,883	$33,209
Gross profit	12,865	13,666
Income tax expense	34	57
Loss from continuing operations	(4,199)	(1,082)
Earnings from discontinued
operations	—	68
Net loss	$(4,199)	$(1,014)

Loss per share-continuing operations:
Basic	$(0.42)	$(0.11)

Diluted	$(0.42)	$(0.11)

Earnings per share-discontinued operations:
Basic	$—	$0.01

Diluted	$—	$0.01

Loss per share-total:
Basic	$(0.42)	$(0.10)

Diluted	$(0.42)	$(0.10)

Operating results for the third quarter of fiscal 2007 and thirty-nine-week period of fiscal 2007 ended on March 31, 2007 are not necessarily indicative of the results that may be expected for fiscal 2007. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry Corporation’s Transition Report on Form 10-K for the 2006 transition period.

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
The 2005 Long-Term Incentive Plan (the “2005 Plan”), approved by the shareholders of R.G. Barry Corporation in May 2005, is the Company’s only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation, other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the approval of the 2005 Plan.
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
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $152 and $440 of stock-based compensation expense for the third quarter of fiscal 2007 and the thirty-nine-week period of fiscal 2007, respectively. The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted after the adoption of SFAS 123R. The Company did not grant any stock-based compensation awards during the third quarter of fiscal 2007.
SFAS 123R requires the Company to present pro forma information for the comparative periods prior to the adoption of SFAS 123R by the Company as if the Company had accounted for all stock options under the fair value method of SFAS 123. Had the Company elected to recognize stock-based compensation expense based on the fair value of the stock options granted at the grant date as prescribed by SFAS 123, the Company’s net earnings for the thirty-nine-week period ended April 1, 2006 would approximate the pro forma amounts indicated below:

Thirty-nine weeks ended
April 1, 2006
Net earnings:
As reported	$8,952
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(385)

Pro forma	$8,567

Net earnings per share:
Basic – as reported	$0.90

Basic – pro forma	$0.86

Diluted – as reported	$0.87

Diluted – pro forma	$0.84

No pro forma adjustment was needed for the thirteen-week period ended April 1, 2006 since the Company adopted SFAS 123R on January 1, 2006.
The amortization of stock-based compensation has been recognized under SFAS 123R for the period after its adoption by the Company and under APB No. 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R. Total compensation cost of stock options granted but not yet vested as of March 31, 2007 was approximately $317, and is expected to be recognized over a weighted average period of approximately 2 years.
Prior to the approval of the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs were granted, some of which remain outstanding. All stock options granted under the 2005 Plan and other previous plans are currently exercisable for periods of up to 10 years from date of grant at prices not less than fair market value of the underlying common shares on the date of grant. Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted for the thirty-nine-week period ended March 31, 2007 is as follows:

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price
Outstanding at July 1, 2006	556,100	552,800	$5.27
Granted	5,000	—	$7.25
Exercised	(62,600)	(50,000)	$2.93
Expired/Cancelled	(27,600)	—	$4.03

Outstanding at March 31, 2007	471,000	502,800	$5.59

Options exercisable at March 31, 2007	388,800	349,500

The following is a summary of the status of the Company’s RSUs as of March 31, 2007 and activity during the thirty-nine-week period then ended:

		Grant Date
	Shares	Fair Value
Nonvested at July 1, 2006	106,200	$6.18
Granted	10,800	$7.25
Vested	—	—
Forfeited	(15,000)	$6.18

Nonvested at March 31, 2007	102,000	$6.29

Total compensation cost of RSUs granted but not yet vested as of March 31, 2007 was approximately $336, and is expected to be recognized over a weighted average period of 3 years.
3. Income Taxes:
Income tax expense (benefit) for the thirty-nine-week periods ended March 31, 2007 and April 1, 2006 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to income from continuing operations before income taxes as a result of the following:

	Thirty-nine weeks ended
	March 31,	April 1,
	2007	2006
Computed “expected” tax expense	$4,709	$3,072
State income taxes benefit, net of federal income taxes	394	483
Change in valuation allowance	(18,273)	(4,359)
Expiration of state net operating loss carry-forward	—	472
Effect of liquidation of Mexico-based subsidiaries	—	303
Effect of state tax rate revision on deferred tax asset and liability valuation	(147)	—
Other, net	349	113

Total expense (benefit)	(12,968)	84

Total expense allocated to discontinued operations	—	2

Total expense (benefit) on continuing operations	$(12,968)	$82

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
During the third quarter of fiscal 2007, we recorded approximately $196 as an income tax benefit, primarily due to a revision in the projected effective tax rate applicable for fiscal 2007.
For the thirty-nine week period ended April 1, 2006, the Company’s normal income tax expense was offset by its tax loss carryforwards subject to federal alternative minimum tax. This alternative minimum tax is a deferred tax asset for the Company, which consistent with its policy, was subjected to a full valuation reserve during the comparable prior year thirty-nine week period. The alternative minimum tax is recoverable against future tax payments once all of the Company’s tax loss carryforwards have been utilized. Establishing a full valuation reserve against the alternative minimum tax resulted in net income tax expense for the thirty-nine week period ended on April 1, 2006 for the Company’s U.S. operations. This expense was offset in the consolidated results by an income tax benefit reported by the Fargeot subsidiary. Fargeot’s tax benefit was due primarily to tax credits recognized in the last half of calendar year 2005.
As previously reported, the Company has held several meetings with representatives of the Internal Revenue Service (“IRS”) with respect to certain adjustments, which, if sustained, would result in an additional tax obligation for the Company of up to approximately $4,000 plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On January 29, 2007, the Company’s representatives met with representatives of the IRS to review the additional information that had been requested by the IRS. During that meeting, the Company presented detailed evidence to support the timing of the expenses questioned by the IRS. The Company is currently negotiating a resolution of this matter with the IRS. In the opinion of management, the resolution of this matter is not expected to have a material effect on the Company’s financial position or results of operations.
The IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2007 with respect to the matter described above.
4. Net Earnings (Loss) Per Common Share:
Basic net earnings (loss) per common share have been computed based on the weighted average number of common shares outstanding during each period. Diluted net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and RSUs.
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Numerator:
Net earnings (loss)	$208	$(111)	$26,817	$8,952

Denominator:
Weighted average common shares outstanding	10,069	9,930	10,043	9,909
Effect of potentially dilutive securities:
employee stock options and RSUs	413	—	352	348

Weighted average common shares outstanding, assuming dilution	10,482	9,930	10,395	10,257

Basic earnings (loss) per common share	$0.02	$(0.01)	$2.67	$0.90

Diluted earnings (loss) per common share	$0.02	$(0.01)	$2.58	$0.87

The Company excluded options to purchase approximately 109 common shares from the calculation of diluted earnings per share for the thirteen-week period ended March 31, 2007 due to the anti-dilutive nature of these options, measured using the average market price during that quarterly period, and excluded options to purchase approximately 1,191 common shares from the calculation of diluted earnings per share for the thirteen-week period ended April 1, 2006 due to the net loss reported for that period.
The Company excluded options to purchase approximately 266 and 285 common shares for the thirty-nine week periods ended March 31, 2007 and April 1, 2006, respectively, due to the anti-dilutive nature of these options, measured using the average market price during the respective periods.
5. Inventories:
Inventory by category consisted of the following:

	March 31, 2007	July 1, 2006
Raw materials	$759	$724
Work in process	127	174
Finished goods	11,554	25,079

Total inventory	$12,440	$25,977

Inventory write-downs, recognized as a part of cost of sales, were $202 and $49 for the thirteen-week periods, and were $1,113 and $1,248 for the thirty-nine-week periods, ended March 31, 2007 and April 1, 2006, respectively.
6. Restructuring and Asset Impairment Charges:
During the 2006 transition period and through the end of the third quarter of fiscal 2007, the Company did not engage in any new restructuring activities. During the thirty-nine-week period of fiscal 2007, as shown below, and consistent with prior reporting periods, the Company recorded restructuring charges as part of its operating expenses. These charges and adjustments to estimates for the thirty-nine-week period of fiscal 2007 mainly represent minor continuing legal and other administrative type costs associated with liquidating the Company’s subsidiaries in Mexico.

				Non-Cash
				Write-Offs &
	As of	Charges in	Estimate	Paid in	As of
	July 1, 2006	Fiscal 2007	Adjustments	Fiscal 2007	March 31, 2007
Employee separations	$335	$—	$(1)	$334	$—
Other exit costs	—	131	—	131	—
Noncancelable lease costs	2,909	1	32	2,942	—

Total restructuring costs	$3,244	$132	$31	$3,407	$—

7. Segment Information:
The Company primarily designs, purchases, markets and distributes accessories footwear. The Company considers “Barry Comfort” groups in North America and in Europe as its two operating segments. The accounting policies of the operating segments are the same, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. In addition, certain items reported within administrative functions from these management reports have not been allocated between the operating segments.

Thirteen weeks ended	North
March 31, 2007	America	Europe	Total
Net sales	$16,375	$2,801	$19,176
Income (loss) from continuing operations, before income taxes	(119)	131	12

Thirteen weeks ended	North
April 1, 2006	America	Europe	Total
Net sales	$14,490	$2,670	$17,160
Income (loss) from continuing operations, before income taxes	(166)	82	(84)

Thirty-nine weeks ended	North
March 31, 2007	America	Europe	Total
Net sales	$91,192	$6,380	$97,572
Income from continuing operations, before income taxes	13,488	361	13,849
Total assets	56,437	4,274	60,711

Thirty-nine weeks ended	North
April 1, 2006	America	Europe	Total
Net sales	$83,503	$5,936	$89,439
Income from continuing operations, before income taxes	8,869	143	9,012
Total assets	35,281	3,768	39,049
8. Employee Retirement Plans:
In making the annually required pension computations, the Company uses a measurement date of March 31, effective with the 2006 transition period and the related change in its fiscal year-end.
The Company anticipates total payments of $2,149 will be made in fiscal 2007 to the funded, qualified associate retirement plan and to meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the thirty-nine-week period of fiscal 2007, actual payments of approximately $1,092 were made into the funded, qualified associate retirement plan and actual payments of approximately $485 were made to the current participants in the unfunded, nonqualified supplemental retirement plans.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Thirteen weeks ended		Thirty-nine weeks ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Service cost	$19	$17	$56	$17
Interest cost	445	538	1,334	1,636
Expected return on plan assets	(370)	(474)	(1,111)	(1,398)
Net amortization	107	133	320	358

Total pension expense	$200	$214	$599	$613

9. Comprehensive income (loss):
Comprehensive income (loss), which is reflected as a component of shareholders’ equity, includes net earnings (loss) and foreign currency translation adjustments, as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net earnings (loss)	$208	$(111)	$26,817	$8,952
Minimum pension liability adjustment	—	—	—	(2,007)
Foreign currency translation adjustments	21	(29)	111	(3)

Total comprehensive income (loss)	$229	$(140)	$26,928	$6,942

The components of accumulated other comprehensive income (loss) adjustments at the end of the reporting periods were as follows:

	March 31, 2007	July 1, 2006
Accumulated foreign currency translation adjustments	$338	$226
Minimum pension liability, net of taxes	(4,579)	(4,579)

Accumulated other comprehensive loss	$(4,241)	$(4,353)

10. Related Party Transactions:
The Company and its non-executive chairman (“chairman”) are parties to an agreement under which the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5,000 life insurance policy on the chairman. In addition, the Company maintains another policy insuring the life of the chairman. The cumulative cash surrender value of these policies approximates $2,600, which is included in other assets in the accompanying consolidated balance sheets. Effective March 2004 and continuing through March 31, 2007, the Company has borrowed against the cash surrender value of these policies. There were no changes in the agreement between the Company and its chairman during the thirty-nine-week period of fiscal 2007.
On August 11, 2005 (the “Effective Date”), the Company and the mother of the chairman entered into an agreement whereby she transferred all of her product designs and patent rights to the Company as of the Effective Date; provided a covenant not to compete during the period payments are owed to her under the agreement and for one year thereafter; and released all unpaid claims that would have accrued under a previous agreement and through the Effective Date, for the sum of $600. This amount is to be paid in 24 quarterly payments of $25 each to the mother of the chairman and, following her death, to the successor trust she designated. The quarterly payments with respect to this agreement began on the Effective Date and have been and will be due and payable on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, the net present value of this obligation was computed at approximately $495, discounted at 7%, and this amount was charged to earnings. As of March 31, 2007, the Company reported $79 of the then outstanding net present value amount as current installments of long-term debt and the remaining $290 as long-term debt.
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
In September 2006, the FASB released Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This standard becomes effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning on June 29, 2008. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company does not expect the application of the provisions of SFAS No. 157 to have a significant effect on its financial position or its results of operations.
In September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R), (“SFAS 158”). SFAS 158 revises the measurement approach to net pension funded status by changing pension liability measurement to a projected view based on estimated future pay levels used to determine pension benefits to be paid, as opposed to the use of current pay levels to estimate the pension liability. This change impacts the funded status measurement of pension plans. SFAS 158 requires the funded status as measured to be reflected entirely in the statement of financial position. Impacts from reporting the full pension funding status into the statement of financial position will be reflected as comprehensive gain or loss adjustments within the equity section of the statement of financial position. Further changes include the elimination of intangible pension assets and the requirement for all companies to base pension plan measurements as of their fiscal year end, and eliminates any choice on measurement date that existed under prior standards.
Under SFAS 158, reporting changes will be implemented on a prospective basis as of the end of the fiscal year ending after December 15, 2006 for publicly held companies. The change of measurement date is required for fiscal years ending after December 15, 2008, with earlier adoption permitted. With the Company’s pension plans substantially frozen, there is no significant difference in the measurement of pension liability under SFAS 158 and the former governing standards in SFAS No. 87, Employers’ Accounting for Pensions. The Company does not expect the application of SFAS 158 to have a significant impact in its presentation of financial position.
In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on quantifying financial statement misstatements and requires a company to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material. The Company is required to adopt SAB 108 at the end of fiscal 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.
In February 2007, the FASB released SFAS No. 159, The Fair Value for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115, which becomes effective for fiscal years beginning after November 15, 2007. The new standard permits entities to measure selected financial instruments at fair value that are not currently required to be measured at such value. This election can be made on an instrument by instrument basis, within certain limitations. In additional, this standard establishes presentation and disclosure requirements designed to support comparative use of financial statement disclosures. The Company does not expect the application of SFAS 159 to have a significant impact on its financial position or results of operations.

R.G. BARRY CORPORATION AND SUBSIDIARIES
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
Change in Fiscal Year End
On May 17, 2006, our Board of Directors approved a change in the Company’s fiscal year-end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligns our fiscal year more closely with the seasonal nature of our business. In view of this change, this MD&A compares the unaudited consolidated financial statements as of and for the thirteen-week and thirty-nine-week periods ended March 31, 2007 (“third quarter of fiscal 2007” and “thirty-nine-week period of fiscal 2007”, respectively), with the unaudited consolidated financial statements as of and for the comparable thirteen-week and thirty-nine week periods ended April 1, 2006.
As a result of the change in our fiscal year-end, the 2006 transition period began on January 1, 2006 and ended on July 1, 2006 (the “2006 transition period”) and was a twenty-six-week period. Our 2005 reporting year ended on December 31, 2005 (“fiscal 2005”) and was a fifty-two-week period.
Results of Operations
During the third quarter of fiscal 2007, consolidated net sales were $19.2 million, representing a $2.0 million or approximately 12.0% increase over the comparable quarter in the 2006 transition period. For the thirty-nine-week period of fiscal 2007, consolidated net sales were $97.6 million, approximately $8.1 million or 9.1% higher than the comparable thirty-nine-week period ended April 1, 2006. Approximately 94% and 95% of the quarter-on-quarter and thirty-nine-week period increases in net sales, respectively, were reported in our Barry Comfort North America business.
The quarterly increase in net sales of $2.0 million in the North America business resulted from an increase of approximately $2.3 million in net shipments in the period, which were partially offset by an increase of $300 thousand in customer promotion and sales incentive costs incurred during the period. For the thirty-nine-week period of fiscal 2007, the increase in net sales of $7.7 million in the North America business was due primarily to $8.5 million in higher net shipments, which were partially offset by an increase of $800 thousand in promotion and sales incentive costs incurred during the thirty-nine-week period. The increases in net shipments in our North America business for the quarter was due principally to an increase in volume with two of our mass merchandising customers, while the increase in net shipments for the thirty-nine-week period was due mainly to increases in volume across most of our key channels of distribution. The corresponding increases in promotion and sales incentive costs during the quarter and thirty-nine-week period are consistent with our business practice of collaborating with key retailing partners to stimulate sell-through and reduce returns.
Net sales for Barry Comfort Europe were $2.8 million in the third quarter of fiscal 2007 and $2.7 million in the comparable period of the 2006 transition period. For the thirty-nine-week period of fiscal 2007, net sales for Barry Comfort Europe were $6.4 million and $5.9 million in the comparable nine-month period ended April 1, 2006.
All references made in the remainder of this discussion of the results of operations are on a consolidated basis.
Gross profit for the third quarter of fiscal 2007 was $6.7 million or 35.0% of net sales, compared to $6.8 million or 39.4% of net sales for the comparable period of the 2006 transition period. Gross profit for the thirty-nine-week period of fiscal 2007 was $37.5 million or 38.4% of net sales, compared to $37.4 million or 41.8% of net sales for the comparable thirty-nine-week period ended April 1, 2006. The decreases in gross profit as a percent of net sales for the quarter and the thirty-nine-week period were due primarily to increases in the average product costs over those reporting periods. The increases in our product costs were directly impacted by the increase in the price of oil and as well as affected by the strengthening of the Chinese Yuan against the US Dollar. Increases in the price of oil primarily affects the raw materials that go into our products as well as freight costs incurred in transporting the goods to the U.S. Approximately 70% of the purchase price of our goods is represented by raw materials. Our purchases of finished goods from third-party suppliers are contracted in US dollars. However, the strengthening of the Chinese Yuan against the US Dollar by approximately 6.6%, as measured over the last 18 months, has resulted in price increases in our sourced goods. We will continue to work with our current finished goods supplier base as well as continue to explore other sources of manufacturing capacity to ensure that our product costs remain competitive.
Lastly, our gross profit results for the quarter and the thirty-nine-week period were affected by the continued support to our customers with promotions and sales incentives to stimulate sell-through during and after the 2006 holiday season as well as during the spring season of calendar 2007.
Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2007 were $6.8 million, reflecting a decrease of $100 thousand from approximately $6.9 million in the comparable quarter of the 2006 transition period. In addition, SG&A expenses, as a percent of net sales, decreased from 39.9% in the comparable quarter in the 2006 transition period to 35.5% in the third quarter of fiscal 2007.
The quarter-on-quarter net decrease in SG&A expenses of $100 thousand was due primarily to the following:
❑	a $346 thousand decrease in shipping expenses, which resulted primarily from our continued improvements in handling and shipping product to our customers; and

❑	a $283 thousand increase in incentive bonus expense.
The quarter-on-quarter decrease in SG&A expenses as a percent of sales of 4.4 percentage points was due primarily to the increase in net sales over the quarterly period.
SG&A expenses for the thirty-nine-week period of fiscal 2007 were $24.1 million, representing a $2.6 million decrease or 9.7% from approximately $26.7 million in the comparable period in the 2006 transition period. SG&A expenses, as a percent of net sales, decreased from 29.9% in the comparable thirty-nine-week period ended April 1, 2006 to 24.7% in the thirty-nine-week period of fiscal 2007.
The thirty-nine-week period net decrease of $2.6 million in SG&A expenses was due primarily to the following:
❑	a $2.0 million reduction in shipping expenses, which resulted primarily from our improved efficiencies in handling and shipping product to customers;

❑	a $426 thousand one-time charge to earnings, recorded in the third quarter of fiscal 2005, which ended October 1, 2005; the one-time charge represented the net present value of the obligation resulting from the purchase from the mother of our chairman of all of her product designs and patent rights;

❑	a $407 thousand reduction in recruiting agency and relocation costs, which resulted mainly from a reduced level of recruiting and related relocating activities over the comparable thirty-nine week period ended April 1, 2006; and

❑	the decreases above were offset by $268 thousand of share-based compensation expense, which resulted from the implementation of SFAS 123R, effective January 1, 2006.
As noted above, we have made significant improvements in reducing SG&A expenses both in dollars and as a percent of net sales for the thirty-nine-week period of fiscal 2007 as compared to the same thirty-nine-week period ended April 1, 2006. While we will continue to look for opportunities to make our business model more efficient across all functional areas, and reduce expenses where feasible, we do not expect to achieve similar comparative expense reductions going forward.
During the third quarter of fiscal 2007, we recorded $91 thousand as a restructuring charge, compared to approximately $41 thousand recorded in the comparable quarter of the 2006 transition period. During the thirty-nine-week period of fiscal 2007 and the comparable thirty-nine-week period ended April 1, 2006, restructuring charges were $163 thousand and $1.3 million, respectively. The quarter-on-quarter increase in restructuring charges was primarily due an increase in professional fees associated with advisory services with respect to customs issues for one of our former subsidiaries in Mexico. The decrease in restructuring charges for the thirty-nine week period of fiscal 2007 as compared to the comparable nine-month period ended April 1, 2006 was due primarily to a reduction in the costs associated with our former distribution facility in Mexico. As reported in our Transition Report on Form 10-K for the 2006 transition period, we reached an agreement with the landlord of our former distribution facility in Nuevo Laredo, Mexico with respect to the lease agreement for that facility. See also Note 6 of the Notes to Consolidated Financial Statements for additional information relating to restructuring and asset impairment charges.
A gain of $878 thousand on the disposal of 4.4 acres of land is reflected in our consolidated statement of operations for the thirty-nine week period of fiscal 2007. The property was disposed of and the related gain was recorded during the second quarter of fiscal 2007. This property is adjacent to our headquarters office and was not being used as part of our business activities.
During the thirteen-week period ended March 31, 2007, we recorded net interest income of $164 thousand, compared to net interest expense of $67 thousand in the comparable quarter of the 2006 transition period. Net interest expense was $391 thousand and $716 thousand for the thirty-nine-week period of fiscal 2007 and the comparable period ended April 1, 2006, respectively. The decreases in net interest expense for the quarter and thirty-nine-week periods were primarily due to our profitability over the last twelve months, which resulted in lower borrowing levels under the former CIT ABL Facility (discussed further below) and the investment of funds during most of the thirty-nine-week period of fiscal 2007.
During the third quarter of fiscal 2007, we recorded approximately $196 thousand as consolidated income tax benefit, primarily due to a revision in our effective tax rate applicable for fiscal 2007.
As reported previously, we recorded a valuation allowance reflecting the full reservation of the value of our deferred tax assets at the end of fiscal 2003 because we deemed then that it was more likely than not that our deferred tax assets would not be realized. In the second quarter of fiscal 2007, we determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, that a valuation allowance against net deferred tax assets was no longer required because it is more likely than not that the deferred tax assets will be realized in future periods.
Based on the results of operations noted above, we reported net earnings of $208 thousand or $0.02 per diluted share for the third quarter of fiscal 2007 and a net loss of $111 thousand or $0.01 per diluted share for the comparable quarter in the 2006 transition period. For the thirty-nine-week period in fiscal 2007 and the comparable thirty-nine-week period ended April 1, 2006, we reported net earnings of approximately $26.8 million or $2.58 per diluted share, which included the reversal of the deferred tax assets valuation allowance referred to above, and $9.0 million or $0.87 per diluted share, respectively.
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

At the beginning of our fiscal 2007, we forecasted annual increases of 5-to-7 percent in net sales and 8-to-12 percent in net earnings for fiscal 2007, as compared to our fiscal 2005. These forecasts were based upon our open order position at the time and our 2007 growth initiatives. As previously reported, our performance for the first half of fiscal 2007 outpaced our expectations and thus we updated our forecasts anticipating that our fiscal 2007 annual net sales should increase in the range of 6-to-8 percent and income from continuing operations before income taxes and excluding the one-time gain on the disposal of land should increase in the range of 28-to-32 percent, as compared to our fiscal 2005.
After closing the third quarter of fiscal 2007, we now believe that our net sales should increase by approximately 8.0 percent and income from continuing operations before income taxes and excluding the one-time gain on the disposal of land should increase by 38.0 percent, as compared to our fiscal 2005.
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
Liquidity and Capital Resources
We utilize a variety of assets in the development, sourcing, marketing, warehousing, distribution, and sales of our products. Most of our assets are current assets and include cash and cash equivalents, trade receivables, and inventory.
All references made in this section are on a consolidated basis. As of the end of the third quarter of fiscal 2007, we had $37.5 million in net working capital. This compares with $20.3 million at the end of the comparable quarter of the 2006 transition period, and $16.0 million at the end of the 2006 transition period. The quarter-on-quarter increase in net working capital is primarily due to net earnings reported for the past twelve months and the reduction in finished goods inventories as discussed in further detail below.
The primary components of and changes in net working capital are as follows:
▪	We ended the third quarter of fiscal 2007 with $16.9 million in cash and cash equivalents, compared to $1.0 million in cash at the end of the comparable quarter of the 2006 transition period, and $1.0 million in cash at the end of the 2006 transition period. The significant increase in cash and cash equivalents of approximately $15.9 million as compared to the previous reporting periods just noted is due mainly to net earnings reported for the past twelve months and the reduction in finished goods inventories.

▪	Net accounts receivable increased to $11.4 million at the end of fiscal 2007’s third quarter from $9.4 million at the end of the comparable quarter in the 2006 transition year. The $2.0 million quarter-on-quarter increase in net accounts receivable is due primarily to a decrease in our reserve for customer returns at the end of the third quarter of fiscal 2007. The reduction in the reserve for customer returns is consistent with our ongoing approach to collaborate with key retailing partners to reduce or eliminate returns. Net accounts receivable were $6.7 million at the end of the 2006 transition period. The increase in net accounts receivable of approximately $4.7 million from the end of the 2006 transition period to the end of the third quarter of fiscal 2007 was principally due to the seasonality of our business.

•	Net inventories at the third quarter-end of fiscal 2007, the comparable quarter-end of the 2006 transition period, and at the end of the 2006 transition period were $12.4 million, $21.8 million and $26.0 million, respectively. The quarter-on-quarter decrease in inventories of $9.4 million occurred primarily in finished goods, and reflected the improvement in the timing of ordering and receipt of product from our third-party suppliers and shipment of goods to our customers, as well as the effect of lower levels of closeout inventory on hand at quarter-end.

•	Due to the reversal of our deferred tax valuation allowance noted earlier, which was recorded during the second quarter of the fiscal 2007 year, our current deferred income tax assets were $9.0 million at the end of the third quarter of fiscal 2007. We had maintained a full valuation allowance against our deferred assets from the end of fiscal 2003 through the end of the first quarter of fiscal 2007.

•	At the end of the third quarter of fiscal 2007, the comparable quarter of the 2006 transition period, and the end of the 2006 transition period, we had no borrowings outstanding under the New Facility (described below) or under the CIT ABL Facility, when applicable. The amount owed under the CIT ABL Facility or the New Facility, when applicable, is reported as short-term notes payable. We ended the third quarter of fiscal 2007 with $2.2 million in short-term notes payable, compared with $2.5 million at the end of the comparable quarter in the 2006 transition period, and $2.2 million at the end of the 2006 transition period. At the end of the third quarter of fiscal 2007, the comparable quarter in the 2006 transition period, and the end of the 2006 transition period, short term notes payable included $2.2 million, borrowed against the cash surrender value of life insurance policies on our chairman. At the end of comparable quarter of the 2006 transition period, there were $300 thousand in short-term borrowings by our Fargeot subsidiary.

•	Accounts payable at the end of the third quarter of fiscal 2007 were $4.5 million, compared to $4.6 million at the end of the comparable quarter of the 2006 transition period and $9.1 million at the end of the 2006 transition period. The $4.6 million decrease in accounts payable from the end of the 2006 transition period reflects the seasonal timing of purchases and payments over the thirty-nine-week period of fiscal 2007.

•	We reported $5.9 million in accrued expenses at the end of the third quarter of fiscal 2007, compared to $5.5 million at the end of the comparable quarter of the 2006 transition period, and $7.1 million at the end of the 2006 transition period. The quarter-on-quarter $400 thousand increase in accrued expenses primarily reflected the net of a reduction in reorganization lease loss and related accruals of $1.2 million and an increase in payroll costs related accruals of $1.4 million. Compared to the end of the 2006 transition period, the third quarter of fiscal 2007 accrual is lower due primarily to a $3.2 million reduction in reorganization lease loss accruals due to the agreement reached with the landlord of our former distribution facility in Nuevo Laredo, Mexico. This reduction was offset by a $1.4 million increase in accrued payroll costs, primarily related to incentive expense and an increase of $600 thousand associated with accruals in a wide range of other expense areas.

•	Capital expenditures during the thirty-nine-week period of fiscal 2007 were $540 thousand, compared with $308 thousand during the same thirty-nine-week period ended April 1, 2006. Capital expenditures in both periods were funded from working capital and reflected a significant reduction in capital asset spending compared to years prior to fiscal 2005, when we operated our own manufacturing plants. We expect future capital expenditures to be in line with the current business model going forward.
CIT Facilities
Our two-year, asset-based committed facility (the “CIT ABL Facility”), underwritten by The CIT Group/Commercial Services, Inc (“CIT”), expired on March 31, 2007 and was replaced by a new credit agreement as described in further detail below. During the third quarter of fiscal 2007, we satisfied all the applicable financial covenants under the CIT ABL Facility. These covenants remained the same since we entered into the CIT ABL Facility and, along with other important aspects of the CIT ABL Facility, have been disclosed in detail in previous quarterly and annual filings.
As mentioned in this MD&A earlier, we had no borrowings outstanding as part of the CIT ABL Facility during the third quarter of fiscal 2007. However, during the third quarter of fiscal 2007 and the comparable quarter in the 2006 transition period, we incurred unused line fees of approximately $43 thousand and $54 thousand, respectively, as provided for in the CIT ABL Facility. During the thirty-nine-week period of fiscal 2007 and the comparable thirty-nine-week period ended April 1, 2006, we incurred unused line fees of approximately $109 thousand and $110 thousand, respectively.

As of March 29, 2007, the date we terminated our CIT ABL Facility, we had approximately $17.4 million available under that facility. At April 1, 2006, we had approximately $18.9 million available under the CIT ABL Facility.
New Revolving Credit Agreement
On March 29, 2007, we entered into an unsecured Revolving Credit Agreement (the “New Facility”) with The Huntington National Bank (“Huntington”). The New Facility replaces the CIT ABL Facility discussed above. Under the terms of the New Facility, Huntington is obligated to advance us funds for a period of three years in the following amounts:
Year 1 — $20 million from July to December; $5 million from January to June;
Year 2 — $16 million from July to December; $5 million from January to June; and
Year 3 — $12 million from July to December; $5 million from January to June
The termination and maturity date of the New Facility is March 31, 2010, but it may be extended for one-year periods upon the agreement of the Company and Huntington. Under the terms of the New Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.25 to 1.0, which is calculated quarterly on a trailing 12-month basis, and (b) maintaining a consolidated net worth of at least $29 million, increased annually by an amount equal to 50% of our consolidated net income subsequent to June 30, 2007. Further, the New Facility must be rested for at least 30 consecutive days beginning on February 1st of each year and borrowings under the New Facility may not exceed 80% of the Company’s eligible accounts receivable and 50% of its eligible inventory at any given time. The interest rate on the New Facility is a variable rate equal to LIBOR plus 1.20%. Additionally, we agreed to pay a quarterly fee for any unused amount of the New Facility equal to 1/4% of the average unused balance of the New Facility and annual origination facility fees of $5 thousand, which was due at closing, and $2.5 thousand due at the beginning of the following two years. At the end of the third quarter of fiscal 2007, we had $5.0 million available under the New Facility.
On April 16, 2007, we entered into a First Modification of the New Facility (the “First Modification”). The First Modification adds a new section to the New Facility and provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate face value of up to $1.5 million. The aggregate dollar amount of outstanding letters of credit will be counted against the amount Huntington is obligated to advance under the New Facility. No other changes or modifications were made to the New Facility.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of March 31, 2007, we reported approximately $333 thousand as current installments of long-term debt on a consolidated basis. Approximately $254 thousand of this amount relates to the Company’s Fargeot subsidiary and the remaining $79 thousand represents the current portion of our obligation associated with the agreement entered into with the mother of our chairman as disclosed in Note 10 of the Notes to Consolidated Financial Statements. At the end of the third quarter of fiscal 2007, we reported approximately $290 thousand as consolidated long-term debt, all of which is related to the obligation with the mother of our chairman.
Off-Balance Sheet Arrangements and Contractual Obligations
There are no “Off-Balance Sheet Arrangements” and no material changes to “Contractual Obligations” since the end of the 2006 transition period, other than routine payments. For more detail on off-balance sheet arrangements and contractual obligations, please refer to our Transition Report on Form 10-K for the transition period from January 1, 2006 to July 1, 2006, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources — Other Matters Impacting Liquidity and Capital Resources”.
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

Allowances established for returns were approximately $300 thousand, $2.0 million, and $900 thousand at the end of the third quarter of fiscal 2007, at the end of the comparable quarter of the 2006 transition period, and at the end of the 2006 transition period, respectively. The quarter-on-quarter decrease of $1.7 million in return allowances is consistent with our current business practice of collaborating more closely with our retailing partners to promote product sell-through during the season, thus reducing future returns. During the third quarter of fiscal 2007 and the comparable quarter of the 2006 transition period, we recorded approximately $1.7 million and $2.7 million, respectively, as the sales value of merchandise returned by customers. During the thirty-nine-week period of fiscal 2007 and the comparable nine-month period ended April 1, 2006, we recorded approximately $2.6 million and $2.9 million, respectively, as the sales value of merchandise returned by customers. The quarterly and nine-month period decreases of $1.0 million and $300 thousand, respectively, in the sales value of merchandise returned were due to the net of an increase in returns of branded merchandise from one customer, which transitioned to a private label program with us, and a reduction of returns during the fall 2006 selling season compared to the fall 2005 season, which is consistent with our ongoing approach to collaborate with key retailing partners to reduce or eliminate returns.

During the third quarter of fiscal 2007 and the comparable period of the 2006 transition period, reductions in sales for future returns were $36 thousand and $318 thousand, respectively. During the thirty-nine-week period of fiscal 2007 and the comparable thirty-nine-week period ended April 1, 2006, reductions in sales for future returns were $1.9 million and $5.0 million, respectively. The decreases in the reductions in sales for future returns for the quarter and the thirty-nine-week period of $282 thousand and $3.1 million, respectively, are consistent with our current approach of collaborating closely with key retailing partners to reduce or eliminate returns.

Allowances for promotions and other sales incentives established at the end of the third quarter of 2007 and the end of the comparable quarter of the 2006 transition period were approximately $3.7 million and $3.9 million, respectively, and $1.2 million at the end of the 2006 transition period. The $200 thousand quarter-on-quarter decrease in promotions and sales incentives allowances reflects primarily the net of an increase in customer claims recorded during the quarter in support of calendar 2007 spring business and a reduction in customer claims processed and paid at the end of the quarter associated primarily with fall 2006 business.

Charges to earnings for consumer promotion and sales incentive activities for the third quarter of fiscal 2007 and the comparable quarter of the 2006 transition period were $1.0 million and $800 thousand, respectively. Charges to earnings for consumer promotion and sales incentives for the thirty-nine-week period of fiscal 2007 and the comparable nine-month period ended April 1, 2006, were $10.0 million and $9.2 million, respectively. The increases in consumer promotion and sales incentives in the comparative quarter and nine-month periods of $200 thousand and $800 thousand, respectively, were primarily due to a higher than expected level of support provided to our retailing partners to stimulate sell-through during and after the 2006 holiday season, as well as increased sales support for the calendar 2007 spring season. The increased support associated with the 2006 holiday season primarily resulted from warmer than expected weather during that season.

We have been successful thus far in our initiatives of collaborating with our retail partners to achieve mutually satisfactory sell-through rates by providing sales incentives for goods in season, thus positively impacting the level of returns. However, due to the continuing seasonal nature of our business, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations could be different than those estimates noted above.

(b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. At the end of the third quarter of fiscal 2007 and at the end of the comparable quarter of the 2006 transition period, we estimated the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $200 thousand, as compared with a similar estimate of $463 thousand at the end of the 2006 transition period

Inventory write-downs, recognized as part of cost of sales for continuing operations, were $200 thousand and $49 thousand during the third quarter of fiscal 2007 and the comparable quarter of the 2006 transition period, respectively. Inventory write-downs, recognized as part of cost of sales for continuing operations, were $1.1 million and $1.2 million during the thirty-nine-week period of fiscal 2007 and the comparable nine-month period ended April 1, 2006.

Approximately $600 thousand and $900 thousand of inventory that had been previously written down was sold during the third quarter of fiscal 2007 and the comparable quarter of the 2006 transition period, respectively. Similarly, $5.1 million and $5.2 million of inventory that had been previously written down was sold during the thirty-nine-week period of fiscal 2007 and the comparable nine-month period ended April 1, 2006, respectively.

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

This full valuation allowance reserve was maintained through the first quarter of fiscal 2007. In the second quarter of fiscal 2007, the Company determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, a valuation allowance against net deferred tax assets was no longer required because it is more likely than not that the Company’s deferred tax assets will be realized in future periods. Accordingly, a complete reversal of the valuation allowance was recognized in closing out the second quarter of fiscal 2007. This action resulted in and accounts for substantially most of the net income tax benefit of $13.0 million reflected in our results for the thirty-nine week period of fiscal 2007.

In addition, we make ongoing assessments of income tax exposures that may arise at the federal, state or local tax levels. As a result of these evaluations, any exposure deemed probable will be quantified and accrued as tax expense during the period and reported in a tax contingency reserve. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. Our tax contingency reserve at the end of the third quarter of fiscal 2007 was $500 thousand, representing an increase of $351 thousand for the thirty-nine week period of fiscal 2007.
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
In February 2007, the FASB released SFAS 159, The Fair Value for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115, which becomes effective for fiscal years beginning after November 15, 2007. The new standard permits entities to measure selected financial instruments at fair value that are not currently required to be measured at such value. Such an election can be made on an instrument by instrument basis, within certain limitations.. In additional, this standard establishes presentation and disclosure requirements designed to support comparative use of financial statement disclosures. The Company does not expect the application of the provisions of this Interpretation to have a significant impact on its financial position or results of operations.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
Substantially all of our sales were conducted in North America and denominated in US Dollars during the thirty-nine-week period of fiscal 2007. For any significant sales transactions denominated in other than US Dollars, our established policy guidelines require us to hedge against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from adverse currency fluctuations. At the end of the third quarter of fiscal 2007 and at the end of the 2006 transition period, the Company did not have any such foreign exchange contracts outstanding.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates primarily to the impact of changes in short-term interest rates that may result from the floating rate nature of the New Facility. At March 31, 2007, we had no borrowings outstanding under the New Facility. However, based on a projected annual average loan outstanding amount of $3.0 million for the next 12-month period and assuming that interest rates were to increase or decrease by 100 basis points, we estimate that interest expense would increase or decrease by approximately $30 thousand on an annualized basis. Currently, we do not hedge our exposure to floating interest rates.
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

c.	the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 4T – Controls and Procedures
Not Applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, the Company has held several meetings with representatives of the Internal Revenue Service (“IRS”) with respect to certain adjustments, which, if sustained, could result in an additional tax obligation for the Company of up to approximately $4.0 million plus interest. The proposed adjustments relate to the years 1998 through 2002. Substantially all of the proposed adjustments relate to the timing of certain deductions taken during that period. On January 29, 2007, the Company’s representatives met with representatives of the IRS to review the additional information that had been requested by the IRS. During that meeting, the Company presented detailed evidence to support the timing of the expenses questioned by the IRS. The Company is currently pursuing a resolution of this mater with the IRS. In the opinion of management, the resolution of this matter is not expected to have a material effect on the Company’s financial position or results of operations.
The IRS requested and the Company consented to an extension of the statute of limitations to December 31, 2007 with respect to the matter described above.
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
We do not own or operate any manufacturing facilities in North America and depend upon third parties to manufacture all of our products. During the 2006 transition period and through the third quarter of fiscal 2007, nearly 100% of our products were manufactured in China. The inability of our Chinese manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our Chinese manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
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
     (c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation as defined in Rule 10b -18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any of the common shares of R.G. Barry Corporation during the quarterly period ended March 31, 2007. The Company does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
     (a), (b) Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     (a) through (d) Not Applicable
Item 5. Other Information
     No response required
Item 6. Exhibits
     See Index to Exhibits at page 27.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R. G. BARRY CORPORATION
Registrant

Date: May 14, 2007

/s/ Daniel D. Viren
Daniel D. Viren
Senior Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location
10.1	Revolving Credit Agreement between R.G. Barry Corporation and The Huntington National Bank, made and entered into to be effective on March 29, 2007	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K dated April 3, 2007 and filed on April 4, 2007 (File No. 001-08769)

10.2	Revolving Credit Note given by R.G. Barry Corporation to The Huntington National Bank, dated March 29, 2007	Incorporated herein by reference to Exhibit 10.2 to R.G. Barry Corporation’s Current Report on Form 8-K dated April 3, 2007 and filed on April 4, 2007 (File No. 001-08769)

10.3	First Modification of Revolving Credit Agreement, made and entered into to be effective April 16, 2007, between R.G. Barry Corporation and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation’s Current Report on Form 8-K dated April 17, 2007 and filed April 18, 2007 (File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith