Form 10-K
period 2007-06-30
BARRY R G CORP /OH/
filed 2007-09-21
CIK 749872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08769
R. G. BARRY CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	31-4362899

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13405 Yarmouth Road N.W., Pickerington, Ohio	43147

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (614) 864-6400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Par Value $1.00	American Stock Exchange LLC

Series I Junior Participating Class A Preferred Share Purchase Rights	American Stock Exchange LLC
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $66,121,372 as of December 29, 2006.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 10,385,647 common shares, $1.00 par value, as of September 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2007, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K to the extent provided herein.
Selected portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on November 8, 2007, which will be filed pursuant to SEC Regulation 14A not later than 120 days after June 30, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.
Index to Exhibits begins on Page E-1.

PART I
Item 1. Business.
General Information and Recent Developments
     R. G. Barry Corporation was incorporated in Ohio in 1984. References in this Annual Report on Form 10-K to “we”, “us”, “our”, and the “Company” refer to R.G. Barry Corporation (the registrant) or, where appropriate, to R.G. Barry Corporation and its subsidiaries. Together with its predecessors, the Company has been in operation since April 1947. The Company designs, purchases, markets and distributes accessory footwear products. The Company defines accessory footwear as a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. The principal executive offices of the Company are located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147 and its telephone number is (614) 864-6400. The Company’s common shares are principally traded on the American Stock Exchange LLC (“AMEX”) under the symbol “DFZ”, evoking its flagship brand name: Dearfoams *.
     Since 2004, the Company has not manufactured footwear, except through its French subsidiaries, Escapade, S.A. and its Fargeot et Compagnie, S.A subsidiary (collectively, “Fargeot”). On June 18, 2007, the Company’s Board of Directors approved a plan to sell its 100% ownership in Fargeot, which was completed on July 20, 2007. The sale of Fargeot is discussed further under the caption “Changes in the Barry Comfort Europe Group Business” below.
     The Company makes available free of charge through its Internet website all annual reports on Form 10-K, all quarterly reports on Form 10-Q, all current reports on Form 8-K, and all amendments to those reports, filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports are available through the Company’s website as soon as reasonably practicable after they are submitted electronically to the Securities and Exchange Commission (the “SEC”). The Company’s website address is www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Company’s website into this Annual Report on Form 10-K).
     The Company’s annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”), ending now annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2008	52 weeks ending June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007
2006 fifty-two week period	52 weeks ended July 1, 2006
2006 transition period	26 weeks ended July 1, 2006
Fiscal 2005	52 weeks ended December 31, 2005
Fiscal 2004	52 weeks ended January 1, 2005
     As previously reported, on May 17, 2006, the Company’s Board of Directors approved a change to the Company’s fiscal year-end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligned the Company’s fiscal year more closely with the seasonal nature of its business.
     During most of fiscal 2007, during all of the 2006 transition period, and in each of the two fiscal years in the two-year period ended December 31, 2005, the Company operated in two segments: the Barry Comfort North America Group, which includes accessory footwear products marketed and sold in North America; and the Barry Comfort Europe Group, which included footwear products sold by Fargeot

*	Denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

primarily in France and other Western European markets. Selected financial information about the Company’s operating segments by geographic region for fiscal 2007, the 2006 transition period and fiscal 2005 is presented in Note 14 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for fiscal 2007, which information is incorporated herein by reference.
     In June 2003, the Company sold substantially all of the assets of its wholly-owned subsidiary, Vesture Corporation (now named “RGB Technology, Inc.”), to an unaffiliated corporation which was renamed Vesture Corporation following the transaction and discontinued the thermal products operating segment of its business. No earnings from discontinued thermal products operations were reported during fiscal 2007 or the 2006 transition period. In fiscal 2005, the Company reported earnings from discontinued operations, net of income taxes, related to thermal products of $90,000, which represented royalty payments received during that year as established in the purchase agreement related to the sale of the Vesture Corporation assets.
Changes in the Barry Comfort North America Group Business Model
     The market for the Company’s accessory footwear products continues to be challenged by two critical market changes: globalization and retail consolidation. The convergence of these forces has created a very competitive marketplace for suppliers of this product category. The Company expects that these conditions will continue in the future.
     In response to these challenges, in fiscal 2004, the Company implemented a new operating model that transitioned its business, exclusive of its then-owned Fargeot business, from a manufacturer of footwear to a distributor of goods purchased from third-party manufacturers. During the first half of fiscal 2004, the Company closed all of its manufacturing operations in Mexico. Since that time, the Company has sourced all of its product requirements from third-party manufacturers, substantially all of which are located in China. The Company believes that the cost savings it recognizes by sourcing its products from third-party manufacturers outweigh the potential benefits of operating its own manufacturing facilities. Even though the Company is now dependent on third-party manufacturers, it does not anticipate that this dependence will impact the quality of its products or its ability to deliver products to its customers on a timely basis. To ensure that it remains competitive in the marketplace and to reduce the potential adverse effect of the loss of one or more of its current third-party manufacturers or substantial changes in product costs, the Company continues to explore other sources for its products, both in China and elsewhere.
     As previously reported, during 2004 and as part of the implementation of its new business model, the Company closed a number of non-manufacturing facilities in Mexico and Texas, which primarily supported the Company’s former Mexican manufacturing operations. Today, the Company relies on its remaining distribution center in San Angelo, Texas and a third-party logistics firm located on the West Coast of the United States to warehouse and distribute products to its North America customers.
     During the 2006 transition period, the Company took further steps to better position its business to meet its goals and objectives for fiscal 2007 and beyond, reducing its cost structure. These actions included, among others, reaching an agreement with the landlord of its former distribution center in Nuevo Laredo, Mexico to terminate the lease agreement for that facility which was no longer in use. R.G. Barry Corporation was a guarantor of the obligations of its Mexican subsidiary under the lease agreement. In consideration of the landlord’s agreement to terminate the lease and to dismiss a pending lawsuit against R.G. Barry Corporation and its subsidiary alleging breach of the lease agreement and the guarantee, the Company, in August 2006, paid approximately $2,764,000 to an assignee of the landlord pursuant to the agreement. The financial impact of this agreement was reflected in the Company’s lease loss accrual in the 2006 transition period.
     Further information concerning the restructuring changes that occurred in the Barry Comfort North America Group during fiscal 2007, the 2006 transition period, fiscal 2005 and fiscal 2004 is presented in Note 15 of the Notes to Consolidated Financial Statements included in the Company’s

Annual Report to Shareholders for fiscal 2007, which financial information is incorporated herein by this reference.
Changes in the Barry Comfort Europe Group Business
     Fargeot’s business was the only business in our Barry Comfort Europe operating segment. Fargeot operates as an independent footwear manufacturing and distribution business in southern France. Fargeot typically serves smaller French independent retailers and export markets with a style of footwear that is different from the Company’s more traditional accessory footwear products. Fargeot’s products are generally not washable. Fargeot relies on its own distribution facility located in Thiviers, France to distribute products to its customers.
     On June 18, 2007, the Company’s Board of Directors approved a plan to sell its 100% ownership in Fargeot. As a result of this action and consistent with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the results of operations for Fargeot have been reported as discontinued operations for the periods reported in the Company’s Consolidated Statements of Operations. Furthermore, the assets and liabilities related to these discontinued operations have been reclassified to current assets held for disposal and current liabilities associated with assets held for disposal in the Company’s Consolidated Balance Sheet as of June 30, 2007. On July 20, 2007, the Company completed the sale of its 100% ownership in Fargeot to M.T. SARL of Thiviers, France for approximately $480,000. The principals of M.T. SARL include members of management of the Company’s former Fargeot subsidiary. As a result of this transaction, the Company recorded, in fiscal 2007, a loss on discontinued operations, net of income taxes, of $590,000. Further details of the sale of Fargeot have been presented in Note 16 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for fiscal 2007, which financial information is incorporated herein by this reference.
     In 2003, the Company entered into a five-year licensing agreement for the sale, marketing and sourcing of its slipper product brands in Europe with a subsidiary of a privately held British comfort footwear and apparel firm, GBR Limited. This agreement granted GBR Limited’s subsidiary a license to sell, source and distribute the Company’s brands of slipper products, other than Fargeot’s products, in all channels of distribution in the United Kingdom, The Republic of Ireland, France and through selected customers in other specified Western European countries, in exchange for royalty payments on net sales. The Company retained title to all of its patents and trademarks for products sold under this licensing agreement. The Company reported approximately $146,000, $107,000, $385,000, and $419,000 in royalty income under this agreement for fiscal 2007, the 2006 transition period, fiscal 2005 and fiscal 2004, respectively.
Principal Products
     The Company designs, markets and distributes accessory footwear products for women, men and children. The Company’s products include slipper-type products and other types of products in the accessory footwear category, as defined earlier, including sandals and footwear products for indoor/outdoor wearing activities offered under the Terrasoles* brand name and canvas/active fashion footwear products offered under the Superga ** brand name, as further discussed under the caption “Trademarks and Licenses” below. Except for Fargeot, which manufactures its own footwear products, the Company purchases its accessory footwear products from third-party manufacturers, primarily in China. Going forward, the Company will purchase Superga** branded products from third-party manufacturers located in Vietnam, as described further under the caption “Sourcing” below.

**	Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

     The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive design, appearance and styling. Historically, the Company’s primary products have been foam-soled, soft, washable slippers. The Company developed and introduced women’s Angel Treads*, the world’s first foam-soled, soft, washable slipper, in 1947. Since that time, the Company has introduced numerous additional accessory footwear brand lines for men, women and children that are designed to provide comfort to the consumer. These accessory footwear products are mostly sold under the Company’s brand names including Angel Treads*, Barry Comfort*, Dearfoams*, DF SportTM, EZfeet*, Fargeot, Dearfoams NVTM, Snug Treds*, Soft Notes*, SoléTM, Terrasoles*, UtopiaTM, and Soluna*, but products are also marketed and sold under trademarks the Company licenses from third parties. See the discussion under the caption “Trademarks and Licenses” below.
     The Company’s foam-cushioned accessory footwear product collections continue to be a significant part of its core business. These products typically have uppers made of man made fibers such as microfiber suedes, terries and velours as well as corduroy, nylon and an updating assortment of other man made and natural materials. A variety of brands and products are marketed to lifestyles represented in multiple channels of distribution and are targeted to women, men and children.
     Most recently, the Company launched a new collection of accessory footwear products under the Terrasoles* brand name. These products address the après activity needs of people engaged in or aspiring to a variety of indoor/outdoor activities and life styles while delivering a comfort quality. These products are eco- friendly and consist of upper materials that include recycled micro fleece and mesh as well as organic materials such as bamboo. Other program components such as packaging materials are likewise made of recycled or biodegradable materials and/or processed with a focus on being earth friendly.
     Late in fiscal 2007, as further described in the “Trademarks and Licenses” section below, the Company entered into an exclusive licensing agreement to market and distribute products under the Superga** brand and a transfer agreement related to the distribution of products under the NCAA College Clogs™ brand. Superga** brand products include primarily vulcanized, sneaker-type footwear with canvas, linen and leather upper materials. Products under the NCAA College Clogs™ brand include a more classic slipper-type fabrication and construction with uppers of man made fibers including primarily microfiber suedes, terries, velours, corduroy and nylon. The Company believes that many consumers of its foam-cushioned slipper-type products are loyal to the Company’s brand lines and have a history of repeat purchases. Substantially all of the slipper-type and other product brand lines including Terrasoles* and NCAA College Clogs™ are or will be displayed on a self-selection basis and are intended to appeal to the “impulse” buyer as well as to the “gift-giving” buyer. The Company believes that many of its slipper-type products are purchased as gifts for others during the holiday selling season, with approximately 70% of the Company’s annual consolidated net sales occurring during the second half of the calendar year.
     Products marketed under the Superga** brand will be sold primarily in the shoe department of the Company’s customers and will be marketed primarily for the consumer’s self-purchase.
     Several basic styles of slipper-type footwear are standard in many of the Company’s brand lines and are in demand throughout the year. The most significant changes for these styles are made in response to fashion changes and include variations in design, ornamentation, fabric and/or color. The Company also regularly introduces new updated styles of accessory footwear products with a view toward enhancing the comfort, fashion appeal and freshness of its products. The introduction of new styles is traditionally part of its spring and fall collections of products. The Company will continue to introduce new styles in future years in response to fashion changes and consumer taste and preferences.
Trademarks and Licenses
     Products sold under trademarks owned by the Company currently represent approximately 95% of the Company’s annual sales. The Company is the holder of a number of trademarks which identify its products, principally: Angel Treads*, Barry Comfort*, Dearfoams*, DF SportTM, Ezfeet*, Fargeot, Dearfoams NVTM, Snug Treds*, Soft Notes*, SoléTM, Terrasoles*, UtopiaTM, and Soluna*. The Company believes that its trademarks identify its products and, thus, its trademarks are of significant value. Each registered trademark has a duration of 20 years and is subject to an indefinite number of renewals for a like period upon appropriate application and approval. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks accordingly.
     On June 19, 2007, the Company announced that it entered into a licensing agreement with BasicNet S.p.A. of Turin, Italy, through BasicNet’s U.S. affiliate, Basic Properties America, Inc., (collectively, “BasicNet”) to become the exclusive licensee in the United States and, beginning in July 2008, in Canada for the Superga** brand of canvas/active fashion footwear. Superga** is a leading European luxury brand in the canvas/active fashion footwear category. Under the licensing agreement with Superga** the Company agreed to certain minimum royalty payments, payable quarterly. This licensing agreement establishes certain net sales targets that extend through December 31, 2010. If the Company meets the cumulative net sales target from July 1, 2007 through December 31, 2009, then the Company has the option to renew the licensing agreement for a period that extends through December 31, 2013. The Company believes that the Superga** license is a natural continuation of the Company’s long-term growth strategy and will add counter-balance to the seasonality of the Company’s current core business. The Company intends to distribute products under this brand in premier department stores and better footwear stores. The Company expect shipments to customers of products under the Superga** brand to begin in the spring of 2008.
     On May 14, 2007, the Company announced that it signed a transfer agreement under which it purchased the NCAA College Clogs™ (“College Clogs™”) product from Wolverine World Wide, Inc. This transfer agreement permits the Company to sell the inventory it acquired from Wolverine World Wide, Inc. to a select number of customers. The transfer agreement did not include a transfer of the individual licenses with respect to the use of the official logos and colors of the NCAA colleges and universities. The Company is in the process of reapplying for those licenses with the appropriate representatives of various NCAA affiliated colleges and universities as appropriate, the individual institutions, their official licensing representatives or Licensing Resource Group, Inc. The Company has begun to enter into licensing agreements and expects to continue to do so during the first half of fiscal 2008. College Clogs™ footwear features the embroidered logos and official colors of many major NCAA colleges and universities and is sold through independent and on-line retailers, college bookstores and non-promotional department stores. The Company believes that participation in the NCAA licensing program is consistent with the Company’s long-term growth strategy, giving the Company an entry into the outdoor athletic sports channel. The Company is in the process of re-branding the College ClogsTM products under the Company’s “My College Footwear” trademark. The Company has applied for registration of the trademark “My College Footwear” with the United States Department of Commerce Patent and Trademark Office. The Company does not expect sales under the College ClogsTM and the My College FootwearTM brands to be significant in fiscal 2008.
     The Company also sells accessory footwear under other trademarks owned by third parties under license agreements with such third parties. In fiscal 2007, the 2006 transition period, fiscal 2005 and fiscal 2004, total net sales under the Liz Claiborne**, Claiborne**, Villager** and NASCAR** labels pursuant to the license agreements described below represented approximately 3%, 19%, 4% and 5%, respectively, of the Company’s consolidated net sales for such periods. Sales of these licensed products were proportionately higher during the 2006 transition period, when compared to the proportion of annual sales over the fiscal years noted, because of a new 2006 spring program with a key “big box retailer”.
     Since 2000, pursuant to a license agreement with a subsidiary of Liz Claiborne, Inc. (“Liz Claiborne”), the Company has marketed slipper products under the Liz Claiborne**, Claiborne** and Villager** labels. The initial term of the license agreement expired on December 31, 2005, but it was renewed for a one-year term, which commenced on January 1, 2006 and continued through December 31, 2006. The license agreement was further extended from January 1, 2007 through June 30, 2007. Although the license agreement expired on June 30, 2007, the Company and Liz Claiborne continue to have licensing-type arrangements that will allow the Company to market and distribute products under the Liz Claiborne**, Claiborne** and Villagers** labels during fiscal 2008 as demand for product occurs.

     In 2003, the Company entered into licensing agreements regarding the marketing, production and distribution of NASCAR** leisure footwear, robes and towel wraps. During part of fiscal 2007, products under this brand were available on a limited distribution basis. These licensing agreements expired in December 2006 and the Company did not renew them.
     The Company also markets accessory footwear to customers who sell the footwear under their own private labels. These sales represented approximately 9%, 2%, 3%, and 3% of the Company’s consolidated net sales during fiscal 2007, the 2006 transition period, fiscal 2005 and fiscal 2004, respectively.
Marketing
     The Company’s marketing strategy for its slipper-type brand lines includes expanding counter and floor space by creating and marketing brand lines to different sectors of the consumer market. Retail prices for most of the Company’s slipper-type products normally range from approximately $5 to $30 per pair, depending on the style of footwear, type of retail channel and retailer’s mark-up. Most consumers of the Company’s slipper-type footwear products fit within a range of four to six sizes. This allows the Company to carry lower levels of inventories in the slipper lines compared to other more traditional footwear suppliers.
     The Company’s slipper-type brand collections of products are sold in the following channels of distribution:
•	Traditional department stores, promotional department stores, national chain department stores and specialty stores.

•	Mass merchandising channels of distribution such as discount stores, “big box retailers,” warehouse clubs, drug and variety chain stores and supermarkets.

•	Independent retail establishments.

•	Catalogs and Internet.
     The accessory footwear products to be sold under the Terrasoles* brand will be distributed, beginning in the first quarter of fiscal 2008, in specialty chain stores, independent shoe stores, outdoor type channels and catalogs. Prices of these products will range from $49 to $59. Superga** products are expected to be sold, beginning in the third quarter of fiscal 2008, in the mid- to upper-range department store channels at prices ranging from $80 to $180. Products sold under the College Clogs™ brand will be distributed, beginning in the first quarter of fiscal 2008, in sporting goods and athletic footwear channels, as well as in specialty chain stores, bookstores, catalogs, and on the Internet. Prices for these products will range from $19 to $49. See further details about the Company’s arrangements with respect to products to be sold under the Superga** and College Clogs ™ brands under the “Trademarks and Licenses” caption above.
     The Company has traditionally marketed most its products primarily through account managers employed by the Company. With the recent introduction of the Terrasoles* brand and the new arrangements with respect to the sales of accessory footwear products under the Superga** and College Clogs™ brands, the Company expects to market these products by using independent sales representatives. The Company does not finance its customers’ purchases, although return privileges are granted in limited circumstances to some of the Company’s retailing partners. The Company in some cases will also grant allowances to its customers to fund advertising and product discounts.
     During the spring and fall of each year, the Company presents a collection of designs and styles to buyers representing the Company’s retail customers at scheduled showings. In an effort to achieve market exposure for its products, the Company also sponsors spring and fall showings for department stores and other large retail customers. In addition, Company account managers regularly visit retail customers. The Company makes catalogs available to its current and potential customers and participates in trade shows regionally and nationally.
     The Company maintains a sales office and showroom in New York City. Buyers for department stores and other large retail customers make periodic visits to this sales office. The Company also maintains a sales administration office in Bentonville, Arkansas that supports the Company’s business with Wal-Mart Stores, Inc. and its affiliates (collectively, “Wal-Mart”).
     The Company for many years has hired temporary merchandisers to assist in the display and merchandising of the Company’s products in a number of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with its computerized automatic demand pull replenishment systems with customers, allows the Company to optimize over-the counter sales of its accessory footwear products during the critical holiday selling season.
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
     In fiscal 2004 and fiscal 2005, the Company, with the assistance of an outside marketing consultant, conducted extensive “consumer-centric” market research. As a result of this research, the Company established its flagship Dearfoams* brand as the “Lifestyle at Home” brand. In 2006, the Company initiated consumer brand awareness marketing programs including its business to consumer e-commerce website. Through various publications and media outlets, the Company’s Dearfoams* brand was presented with brand building advertisements illustrating the extensive product styling the Company offers. The Company plans to continue to build consumer brand awareness through advertising, point-of-sale presentations, customized packaging, product styling, and a variety of marketing support programs. As the industry leader and accessory footwear category expert, the Company also expects to continue to invest in a variety of initiatives involving consumer-oriented, marketing strategies.
Research and Development
     Most of the Company’s research and development efforts relate to fabric selection, design and product testing of new styles of accessory footwear products. During fiscal 2007, the 2006 transition period, fiscal 2005 and fiscal 2004, the Company spent $2.4 million, $1.0 million, $2.2 million and $2.1 million, respectively, to support the research and design of new products and the improvement or redesign of existing products. Substantially all of the foregoing activities were Company-sponsored. Approximately 13 Company employees are engaged full time in product design and research and development activities. As part of its variable cost-based business model, the Company recently began to utilize a variety of outside design and development resources, primarily in support of its Terrasoles* branded products, and expects to continue to do so in the future. Costs to be incurred with respect to this outsourcing of design and product development activities are not expected to be significant in proportion to the annual expenses incurred by the Company in this area. With respect to products branded under the Superga** name and as provided for in the related licensing agreement, BasicNet will be responsible for all product development and design activities, including fit and wear testing, of the Superga** products.
Raw Materials
     The principal raw materials used in the production of the Company’s products are textile fabrics, threads, foams, other synthetic products, recycled micro fleece and mesh and organic materials such as bamboo, as well as packaging materials. All are available from a wide range of suppliers. Thus far, the

Company’s third-party contract manufacturers in China have not experienced any significant difficulty in obtaining raw materials from their respective suppliers.
Significant Customers
     Wal-Mart accounted for 33% and 35% of the Company’s consolidated net sales during fiscal 2007 and the comparable 2006 fifty-two-week period, respectively. Most of the Company’s sales to Wal-Mart are not seasonal in nature, as compared to the sales to the rest of Company’s customers. J.C. Penney Company, Inc. accounted for 11% of the Company’s consolidated net sales during fiscal 2007 and the comparable 2006 fifty-two week period. Wal-Mart and J.C. Penney Company, Inc. each accounted for more than 10% of the Company’s consolidated net sales in each of the Company’s fiscal 2005 and fiscal 2004. In the event that either of these customers reduces or discontinues its product purchases from us, it would adversely affect our operations. Wal-Mart and J.C. Penney Company, Inc. are customers within our Barry Comfort North America group operating segment.
Seasonality and Backlog of Orders
     Approximately 70% of the Company’s annual consolidated net sales are seasonal in nature and typically occur in the second half of the calendar year. The Company’s backlog of unfilled sales orders is often largest in the July-August time frame of each calendar year as the Company’s customers’ orders are received by the Company in preparation for the holiday selling season. The backlogs of unfilled orders as of the Company’s August reporting month period in 2007 and 2006 (September 1, 2007 and September 2, 2006) were $28.0 million and $18.6 million, respectively. The backlogs of unfilled sales orders at the end of fiscal 2007, the end of the 2006 transition period and the end of fiscal 2005 were approximately $9.7 million, $24.0 million and $2.3 million, respectively.
     The Company anticipates that a large percentage of the unfilled sales orders as of the end of fiscal 2007 will be filled during the first six months of fiscal 2008. Due to the unpredictability of the timing of receipt of customer orders and given the heavy seasonality of the Company’s sales, the Company believes that the status of the backlog of orders may not necessarily be indicative of future business. In recent years, customers have trended toward placing orders for products much closer to the time of expected delivery. The Company expects that this current trend will continue in the future. The Company’s internal product sourcing and logistics processes will continue to adapt to this trend to ensure timely deliveries to its customers.
Inventory
     The Company intends to continue to introduce new updated styles to enhance the comfort, freshness and fashion appeal of its collections of products, including those products launched or soon to be launched under the Terrasoles*, Superga** and College Clogs™ brands. The Company anticipates that many of the styles of its accessory footwear products will change from season to season, particularly in response to fashion and design changes, as well as in response to retailers’ requests for differentiation. Given these circumstances, a key Company objective is to better manage its exposure to obsolete inventory. Implementation of the Company’s current business model has allowed the Company to maintain lower inventory levels, reduce its inventory risks, and lower the amount of inventory write-downs. A key objective of the Company’s supply chain management is to purchase inventory closer to the time that it is needed by the customer and more in line with the visibility of consumer demand. The Company expects to consistently follow this supply chain business practice in the future, including for products to be sold under the Terrasoles*, Superga** and College Clogs™ brands.
     During fiscal 2007 and the comparable 2006 fifty-two-week period, the Company sold $6.7 million and $6.4 million, respectively, of slow moving and closeout type products. Inventory write-downs amounted to $1.2 million during fiscal 2007 and $1.4 million during the comparable 2006 fifty-two-week period, respectively. Inventory was approximately $14.6 million at the end of fiscal 2007, $26.0 million at the end of the 2006 transition period and $19.1 million at the end of fiscal 2005. The significant decrease in the inventory levels from the end of the 2006 transition period to June 30, 2007 is consistent with the Company’s customer-centric sell-in approach. The decrease in inventory also reflects the Company’s success during fiscal 2007 in collaborating closely with its key retaining partners to liquidate inventory in season and aggressively sell its close out inventories. The Company believes that its exposure to obsolete inventory in fiscal 2008 will likely continue to trend downward.
Sourcing
     The Company maintains an office in Hong Kong to facilitate the procurement of outsourced slipper-type products and products to be sold under the Terrasoles* brand. The Company currently purchases its slipper-type products from ten different third-party manufacturers, all of which are located in China. Purchases of products to be sold under the Terrasoles* brand are made from third-party manufacturers different from those the Company uses for slipper-type products. All third-party manufacturers of Terrasoles* products are located in China. The Company expects to purchase products for the College Clogs™ brand from its slipper third-party manufacturers.
     The Company’s experience with its third-party manufacturers has been very good in terms of reliability, delivery times and product quality. The Company recognizes, however, that its reliance on third-party manufacturers does create additional risk to the Company’s business because it no longer controls the manufacturing process of its products. This lack of control could impact the quality of its products and the Company’s ability to deliver its products to customers on a timely basis. During fiscal 2007, the Company did not experience any substantial adverse quality or timeliness issues. The increase in the volume of goods sourced from independent third-party manufacturers in China since the beginning of fiscal 2005 and the Company’s dependence on these manufacturers has resulted in additional responsibilities for the Company’s sourcing operations, including its office in Hong Kong. This dependence on Chinese manufacturers creates a risk to the Company’s business if it is unable to adequately source its product needs in the future.
     Purchases of Superga** products will be made from BasicNet’s supplier base. These suppliers are located primarily in Vietnam. As provided for in the agreement entered into with Superga**, BasicNet will be responsible for ensuring the factories comply with all applicable laws and regulations with respect to the third-party manufacturers of Superga** products. The Company will rely on BasicNet’s experience in dealing with these suppliers and expects the quality and delivery of products purchased from these suppliers to be consistent with the Company’s overall established quality guidelines.
Competition
     The Company operates in a relatively small segment of the overall accessory footwear retail industry. The Company competes primarily on the basis of price, value, quality and comfort of its products, service to its customers and its marketing and merchandising expertise. The Company believes it is among the world’s largest marketers of accessory footwear products; however, this category is a very small component of the highly competitive footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to provide accessory footwear, and many of these competitors have substantially greater financial, distribution and marketing resources than we do. In addition, many of the retail customers for our products have sought to import competitive products directly from manufacturers in China and elsewhere for sale in their stores on a private label basis. The Company is not aware of any reliable published statistics that indicate its current market-share position in the footwear industry or in the portion of the footwear industry providing accessory footwear products.
Manufacturing, Sales and Distribution Facilities
     The Company closed all of its manufacturing, distribution and operations support facilities in Mexico, Laredo and San Antonio, Texas in fiscal 2004, and no longer operates its own manufacturing facilities in North America. In addition to its corporate headquarters in Pickerington, Ohio, the Company maintains sales and sales administration offices in New York City and Bentonville, Arkansas and a sourcing representative office in Hong Kong.
     The Company currently operates a distribution center located in San Angelo, Texas and through the end of fiscal 2007, operated a Fargeot distribution center in Thiviers, France. During fiscal 2007, the Company used an independent third-party logistics provider located on the West Coast of the United States to store products, fulfill customer orders and distribute a majority of the Company’s products to its customers in North America. The Company expects to use its San Angelo, Texas distribution center and an independent third-party logistics provider to store products, fulfill customer orders and distribute products to all the Company’s customers, including Terrasoles*, Superga** and College Clog ™ products, during fiscal 2008 and beyond.
     The Company’s principal administrative, sales and distribution facilities are described more fully below under “Item 2. Properties” of this Annual Report on Form 10-K.
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
Employees
     At the close of fiscal 2007, the Company employed approximately 125 associates worldwide. The associates at the Company’s former Fargeot subsidiary were not included in this number.
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
     We do not own or operate any manufacturing facilities in North America and depend upon independent third parties to manufacture all of our products. During fiscal 2007, 100% of our products were manufactured in China. Going forward, we expect to source our Superga** branded products from third-party manufacturers primarily located in Vietnam. The inability of our third-party manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our third-party manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
     We compete with other companies for the production capacity of our third-party manufacturers. Some of these competitors have greater financial and other resources than we have and may have an advantage in the competition for production from these manufacturers. If we experience a significant increase in demand for our products or if one of our existing third-party manufacturers must be replaced, we may have to find additional third-party manufacturing capacity. There can be no assurance that this additional capacity will be available when required or will be available on terms that are similar to the terms that we have with our existing third-party manufacturers or that are otherwise acceptable to us. If it is necessary for us to replace one or more of our third-party manufacturers, particularly one that we rely on for a substantial portion of our products, we may experience an adverse financial or operational impact, such as increased costs for replacement manufacturing capacity or delays in distribution and delivery of our products to our customers, which could cause us to lose customers or revenues because of late shipments.
Our international manufacturing operations are subject to the risks of doing business abroad.
     We purchase 100% of our products for the North America market from China, and, with the exception of the Superga** brand products to be purchased from Vietnam, we expect to purchase our products from China at approximately the same level in the future. This international sourcing subjects us to the risks of doing business abroad. These risks include:
•	the impact on product development, sourcing or manufacturing as a result of public health and contamination risks in China or other countries where we obtain or market our products;

•	acts of war and terrorism;

•	social and political disturbances and instability and similar events;

•	strikes or other labor disputes;

•	export duties, import controls, tariffs, quotas and other trade barriers;

•	shipping and transport problems;

•	increased expenses, particularly those impacted by recent increases in oil prices;

•	fluctuations in currency values; and

•	general economic conditions in overseas markets.
     Because we rely on Chinese third-party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations. While we believe these relationships are strong, if trade relations between the United States and China deteriorate or are threatened by instability, our business could be adversely affected. Although we believe that we could find alternative manufacturing sources, there can be no assurance that these sources would be available on terms that are favorable to us or comparable to those with our current manufacturers. Furthermore, a material change in the valuation of the Chinese currency could adversely impact our product costs, resulting in a significant negative impact on our results of operations.
Our business faces cost pressures, which could affect our business results.
     While we rely on third-party manufacturers as the source of our products, the cost of these products depends, in part, on these manufacturers’ cost of raw materials, labor and energy costs. Thus, our own costs are subject to fluctuations, particularly due to changes in the cost of raw materials and cost of labor in the locations where our products are manufactured, foreign exchange and interest rates.
Our concentration of customers could have a material adverse effect on us, and our success is dependent on the success of our customers.
     As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Our largest customer, Wal-Mart, accounted for approximately 33% of our consolidated net sales in fiscal 2007 and 35% in the comparable 2006 fifty-two-week period. Most of the Company’s sales to Wal-Mart are not seasonal in nature, as compared to the sales to the rest of Company’s customers. Wal-Mart and J.C. Penney Company, Inc. combined accounted for over 40% of our consolidated net sales in fiscal 2007. If either one of these customers reduced or discontinued its product purchases from us, it would adversely affect our results of operations.

Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry our products, which could adversely affect our results.
     Our success is also impacted by the financial results and success of our customers. If any of our major customers, or a substantial portion of our customers, generally, experiences a significant downturn in its business, fails to remain committed to our products or brands or realigns its affiliations with its suppliers or decides to purchase products directly from the manufacturer, then these customers may reduce or discontinue purchases from us which could have a material adverse effect on our business, results of operations and financial condition. We are also subject to the buying plans of our customers, and if our customers do not inform us of changes in their buying plans until it is too late for us to make necessary adjustments to our product lines, we may be adversely affected. We do not have long-term contracts with our customers and sales normally occur on an order-by-order basis. As a result, customers can generally terminate their relationship with us at any time.
The footwear industry is highly competitive.
     The accessory footwear product category in which we do most of our business is a highly competitive business. If we fail to compete effectively, we may lose market position. We operate in a relatively small segment of the overall footwear industry, supplying accessory footwear products. We believe that we are one of the world’s largest marketers of accessory footwear products. However, this is a very small component of the overall footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to provide accessory footwear, and many of these competitors have substantially greater financial, distribution and marketing resources than we do. In addition, many of the retail customers for our products have sought to import competitive products directly from manufacturers in China and elsewhere for sale in their stores on a private label basis. The primary methods we use to compete in our industry include product design, product performance, quality, brand image, price, marketing and promotion and our ability to meet delivery commitments to retailers obtaining access to retail outlets. A major marketing or promotional success or a technical innovation by one of our competitors could adversely impact our competitive position.
Our business is subject to consumer preferences, and unanticipated shifts in tastes or styles could adversely affect our sales and results of operations.
     The accessory footwear product industry is subject to rapid changes in consumer preferences. Our performance may be hurt by our competitors’ product development, sourcing, pricing and innovation as well as general changes in consumer tastes and preferences. The accessory footwear product industry is also subject to sudden shifts in consumer spending, and a reduction in such spending could adversely affect our results of operations. Consumer spending may be influenced by the amount of the consumer’s disposable income, which may fluctuate based on a number of factors, including general economic conditions, consumer confidence and business conditions. Further, consumer acceptance of new products may fall below expectations and may result in excess inventories or the delay of the launch of new product lines.
If we inaccurately forecast consumer demand, we may experience difficulties in handling consumer orders or liquidating excess inventories and results of operations may be adversely affected.
     Our industry has relatively long lead times for the design and manufacture of products. Consequently, we must commit to production in advance of orders based on our forecast of consumer demands. If we fail to forecast consumer demand accurately, we may under- or over-source a product and encounter difficulty in handling customer orders or liquidating excess inventory and we may have to sell excess inventory at a reduced cost. Further, due to the fashion-oriented nature of our products, rapid changes in consumer preferences lead to an increased risk of inventory obsolescence. Write-downs of excess inventories have materially impaired our financial position in the past. While we believe we have successfully managed this risk in recent years and believe we can successfully manage it in the future, our operating results will suffer if we are unable to do so.

We rely on distribution centers to store and distribute our products and if there is a natural disaster or other serious disruption in any of these facilities or methods of transport, we may be unable to effectively deliver products to our customers.
     We rely on our own distribution center in San Angelo, Texas and through the end of fiscal 2007, a Fargeot distribution center in Thiviers, France, as well as a third-party logistics provider located in California to store our products prior to distribution to our customers. A natural disaster or other serious disruption at these facilities due to fire, earthquake, flood, terrorist attack, or any other cause could damage a portion of our inventory or impair our ability to timely deliver our products to our customers and could negatively impact our operating results. Although we have insured our warehoused inventory at its wholesale value, our insurance does not protect against losses due to transport difficulties, cancelled orders or damaged customer relationships that could result from a major disruption at our distribution facilities.
     Further, we are dependent on methods of transport to move our products to and from these facilities. Circumstances may arise where we are unable to find available or reasonably priced shipping to the United States from our manufacturers in China or road and rail transport to our customers in the United States and Canada. If methods of transport are disrupted or if costs increase sharply or suddenly, due to the recent price increases of oil in the world markets or other inflationary pressures, we may not be able to affordably or timely deliver our products to our customers and our results of operations may be adversely affected.
The seasonal nature of our business makes management more difficult, and severely reduces cash flow and liquidity during certain parts of the year.
     Our business is highly seasonal and much of the results of our operations are dependent on strong performance during the last six months of the calendar year, particularly the holiday selling season. The majority of our marketing and sales activities takes place at industry market week and trade shows in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash position is strongest in the last six months of the calendar year. Unfavorable economic conditions affecting retailers during the fall and through the holidays in any year could have a material adverse effect on the results of our operations for the year. Although our new business initiatives are focused on adding seasonal balance to our business, we can offer no assurance that the seasonal nature of our business will change in the future.
We must satisfy minimum covenants regarding our financial condition in order to be able to borrow under our current unsecured credit facility with The Huntington National Bank.
     Our current unsecured credit facility with The Huntington National Bank contains certain minimum covenants regarding our financial condition and financial performance. We have remained in compliance with all of these covenants since we entered into the facility on March 29, 2007, and we believe that we will continue to comply with these covenants throughout the remainder of the term of the credit facility agreement.
Item 1B. Unresolved Staff Comments.
     No response required.
Item 2. Properties.
     The Company owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, a facility that contains approximately 55,000 square feet. The Company leases space aggregating approximately 180,000 square feet at an approximate aggregate annual rental of $593,000, excluding the space associated with the manufacturing facility of Fargeot, which is being reported as discontinued operations in fiscal 2007. The following table describes the

Company’s principal leased properties during fiscal 2007 and the operating status of those properties at the end of that period for each of the Company’s operating segments:
Barry Comfort – North America

		Approximate	Approximate	Lease
Location	Use	Square Feet	Annual Rental	Expires	Renewals
Empire State Building New York City, N.Y.	Sales Office	1,700	$69,500	2008	None

Distribution Center	Shipping, Distribution Center	172,800	$330,000 (1)	2010	None
San Angelo, Texas

West Gate Tower 7 Wing Hong Street	Sourcing Representative Office	1,300	$56,000	2008	None
Kowloon, Hong Kong

Flat A, 20/F, Block 1 Cloevelly Court, No. 12 May Road Hong Kong	Apartment	2,800	$115,000	2009	None

Beau Terre Office Park 1005 Beau Terre Drive	Sales Administration Office	1,326	$22,500	2007 (2)	None
Bentonville, Arkansas

Barry Comfort – Europe [Discontinued Operations]

Le Petit Gue Route de Limoges 24800 Thiviers France	Manufacturing	15,000	$44,600	2015	9 years

(1)	Net lease.

(2)	Going forward, the Company expects to maintain a sales administration office in Bentonville, Arkansas and is in the process of negotiating a new arrangement for a sales administration office.
     The Company believes that all of its owned or leased buildings are well maintained, in good operating condition and suitable for their present uses.
Item 3. Legal Proceedings.
     On May 30, 2007, the Company entered into a Closing Agreement on Final Determination Covering Specific Matters (the “Closing Agreement”) with the Commissioner of Internal Revenue (the “IRS”). As previously reported, the IRS had proposed certain adjustments relating to fiscal 2001 and 2002, which could have resulted in an additional tax obligation for the Company of up to approximately $4.0 million, plus interest. Substantially all of the proposed adjustments related to the timing of certain deductions taken during that period. The Closing Agreement settled all of the proposed adjustments in exchange for a payment by the Company of approximately $467 thousand. This payment was made in the fourth quarter of fiscal 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2007.
Supplemental Item. Executive Officers of the Registrant.
     The following table lists the names and ages of the executive officers of the Company as of September 10, 2007, the positions with the Company presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his or her principal occupation for more than five years. The executive officers serve at the discretion of the Board of Directors subject, when applicable, to their respective contractual rights under employment agreements with the Company. There are no family relationships among any of the Company’s executive officers or directors.

		Position(s) Held with the Company and
Name	Age	Principal Occupation (s) for Past Five Years

Greg A. Tunney	46	Director and Chief Executive Officer of the Company since May 2006; President of the Company since February 2006; Chief Operating Officer of the Company from February 2006 to May 2006; President and Chief Operating Officer of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from 1998 to February 2005; Vice President and National Sales Manager of Brown Shoe Company, an operator of retail shoe stores, and a supplier and marketer of footwear for women, men, and children, from 1992 to 1998.

Daniel D. Viren	61	Senior Vice President – Finance and Chief Financial Officer of the Company since June 2000 and Secretary of the Company since October 2000; Treasurer of the Company from October 2000 to December 2004; Senior Vice President – Administration of the Company from 1992 to July 1999; Director of the Company from 2001 to 2004.

Pamela A. Gentile	49	Senior Vice President – Sales and Brand President, Dearfoams® of the Company since November 2006; Senior Vice President – Sales of the Company from June 2006 to November 2006; Senior Vice President Sales – National Accounts of the Company from September 2004 to June 2006; Vice President Sales – National Accounts of the Company from January 2004 to September 2004; Vice President – Sales of Designs by Skaffles, a privately-held supplier of novelty and accessory products, from October 2003 to January 2004; Vice President – Sales of Copy Cats, a privately-held supplier of women’s apparel products, from March 2003 to October 2003; Vice President Sales – National Accounts of the Company from August 2000 to March 2003.

Harry F. Miller	65	Senior Vice President – Human Resources of the Company since November 2006; Vice President – Human Resources of the Company from 1993 to November 2006.

Lee F. Smith	45	Senior Vice President – Design and Product Development of the Company since December 2006; President of Pacific Footwear Services, a footwear

		Position(s) Held with the Company and
Name	Age	Principal Occupation (s) for Past Five Years

		business development company engaged primarily in the research, design, development and commercialization of footwear products for a variety of customers, from 2004 to 2006; President of Pacific Brands, LLC, a market-driven footwear brand management company engaged primarily in managing the distribution of brands in North America and developing new footwear product lines for specialty brands, from 2000 to 2004.

Glenn D. Evans	46	Senior Vice President – Sourcing and Logistics of the Company since November 2006; Senior Vice President – Creative Services and Sourcing of the Company from November 2003 to November 2006; Vice President – Design and Creative Services of the Company from 2002 to November 2003.

Thomas JZ Konecki	52	Senior Vice President – Sales, Licensing and Business Development of the Company since May 2007; Senior Vice President – Sales and Business Development of the Company from May 2006 to May 2007; President of the H.S. Trask & Co. division and Corporate Vice President of Phoenix Footwear Group, Inc. from September 2003 to February 2006; Executive Vice President / General Manager of Born / H.H. Brown, a wholly-owned subsidiary of Berkshire Hathaway engaged in a variety of businesses including the manufacturing and distribution of clothing and footwear, from March 2001 to March 2003.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The information required by Item 201 (a) through (c) of SEC Regulation S-K is incorporated herein by reference to the information under the caption “Market and Dividend Information” contained in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007.
Information Regarding Recent Sales of Unregistered Securities
     No disclosure is required under Item 701 of SEC Regulation S-K.
Purchases of Equity Securities by Registrant
     Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of the Company during the fiscal quarter ended June 30, 2007. The Company does not currently have in effect a publicly announced repurchase plan or program.
Item 6. Selected Financial Data.
     The information required by Item 301 of SEC Regulation S-K is incorporated herein by reference to the information under the caption “Selected Financial Data” contained in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     The information required by Item 303 of SEC Regulation S-K is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk Sensitive Instruments – Interest Rates
     Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of the Company’s unsecured Revolving Credit Agreement (the “New Facility”) with The Huntington National Bank. At June 30, 2007, we had no borrowings outstanding under the New Facility. However, based on projected borrowings for the next 12-month period and assuming that interest rates were to increase or decrease by 100 basis points, we estimate that interest expense would increase or decrease by approximately $8 thousand on an annualized basis. Currently, we do not hedge our exposure to floating interest rates.
Market Risk Sensitive Instruments — Foreign Currency
     Substantially all of our sales were conducted in North America and denominated in U.S. Dollars during fiscal 2007. For any significant sales transactions denominated in other than U.S. Dollars, we have generally followed the practice of hedging against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from adverse currency fluctuations. At the end of fiscal 2007, at the end of the 2006 transition period and at the end of fiscal 2005, the Company did not have any such foreign exchange contracts outstanding.
Item 8. Financial Statements and Supplementary Data.
     The Consolidated Balance Sheets of R. G. Barry Corporation and its subsidiaries as of June 30, 2007, July 1, 2006 and December 31, 2005, and the Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss), and Consolidated Statements of Cash Flows for the fiscal year ended June 30, 2007, for the six months ended July 1, 2006 (the 2006 transition period), for the fiscal year ended December 31, 2005 and for the fiscal year ended January 1, 2005 and the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm appearing in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007, are incorporated herein by reference. The information set forth under the caption “Quarterly Financial Data (Unaudited)” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007, is also incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.

             With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer) of the Company, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President-Finance, Chief Financial Officer and Secretary have concluded that:
(1)	information required to be disclosed by the Company in this Annual Report on Form 10-K and the other reports that it files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

(2)	information required to be disclosed by the Company in this Annual Report on Form 10-K and the other reports that it files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(3)	the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b)	Changes in Internal Control Over Financial Reporting.
             There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
             The Board of Directors of the Company has established November 8, 2007 as the date of the Company’s 2007 Annual Meeting of Shareholders. The record date for determining the shareholders of the Company entitled to receive notice of and to vote at the 2007 Annual Meeting of Shareholders was September 10, 2007.
             Any shareholder intending to present a proposal at the 2007 Annual Meeting of Shareholders must have notified the Company by September 21, 2007 to be eligible for inclusion in the Company’s proxy materials for the 2007 Annual Meeting of Shareholders. In addition, if the Company was not notified of a shareholder’s proposal by September 21, 2007, the management proxies of the Company will be entitled to use their discretionary voting authority, to the extent permitted by applicable law, should the proposal then be raised, without any discussion of the matter in the Company’s proxy statement for the 2007 Annual Meeting of Shareholders. Shareholder proposals and notices must have been sent to the Company’s Secretary, Daniel D. Viren, at the following address: R.G. Barry Corporation, 13405 Yarmouth Road N.W., Pickerington, Ohio 43147.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
     The information required by Item 401 of SEC Regulation S-K concerning the directors of R.G. Barry Corporation (the “Company”) and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on November 8, 2007 (the “2007 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS” in the Company’s definitive Proxy Statement relating to the 2007 Annual Meeting (the “Definitive 2007 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company’s fiscal 2007 (the fiscal year ended June 30, 2007).
     The information required by Item 401 of SEC Regulation S-K concerning the Company’s executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item. Executive Officers of the Registrant” and incorporated herein by reference.
Compliance with Section 16 (a) of the Exchange Act
     The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SHARE OWNERSHIP – Section 16 (a) Beneficial Ownership Reporting Compliance,” in the Company’s Definitive 2007 Proxy Statement.
Procedures for Recommending Director Nominees
     There were no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors during the period covered by this Annual Report on Form 10-K.
Audit Committee
     The information required by Items 407 (d) (4) and 407 (d) (5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS – Committees of the Board – Audit Committee” in the Company’s Definitive 2007 Proxy Statement.
Code of Business Conduct and Ethics; Committee Charters; Corporate Governance Guidelines
     The Board of Directors of the Company has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of the Company and its subsidiaries, including the Company’s President and Chief Executive Officer (the principal executive officer) and Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer and principal accounting officer).
     The Company will disclose the following events, if they occur, in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of the Company’s Code of Business Conduct and Ethics that (i) applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K. In addition, the Company will disclose any waivers of the Code of Business Conduct and Ethics granted to a director or an executive officer of the Company, if they occur, in a current report on Form 8-K within the required time period following their occurrence.
     The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee as well as Corporate Governance Guidelines.
     The text of each of the Code of Business Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Corporate Governance Guidelines is posted on the “Investor Information – Board of Directors” page of the Company’s website located at www.rgbarry.com. Interested persons may also obtain a copy of the Code of Business Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Corporate Governance Guidelines without charge, by writing to the Company at its principal executive offices located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, Attention: Daniel D. Viren. In addition, a copy of the Company’s Code of Business Conduct and Ethics was filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2005.
Item 11. Executive Compensation.
     The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Company’s Definitive 2007 Proxy Statement.
     The information required by Item 407 (e) (4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS – Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive 2007 Proxy Statement.
     The information required by Item 407 (e) (5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE REPORT” in the Company’s Definitive 2007 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Ownership of Common Shares of R.G. Barry Corporation
     The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Company’s Definitive 2007 Proxy Statement, under the caption “SHARE OWNERSHIP.”
Equity Compensation Plan Information
     The information required by Item 201 (d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Company’s Definitive 2007 Proxy Statement, under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Person Transactions
     The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION OF EXECUTIVE OFFICERS – Transactions with Related Persons” in the Company’s Definitive 2007 Proxy Statement.
Director Independence
     The information required by Item 407 (a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS” in the Company’s Definitive 2007 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item 14 is incorporated herein by reference from the disclosure to be included in the Company’s Definitive 2007 Proxy Statement, under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval Policies and Procedures” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of or incorporated by reference into this Annual Report on Form 10-K:
  (1) Financial Statements.
     The consolidated financial statements (and report thereon) listed below are incorporated by reference into this Annual Report on Form 10-K from the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007 (“fiscal 2007”):
Report of Independent Registered Public Accounting Firm (KPMG LLP)
Consolidated Balance Sheets at June 30, 2007, July 1, 2006 and December 31, 2005
Consolidated Statements of Operations for the fiscal year ended June 30, 2007, the six months ended July 1, 2006, the fiscal year ended December 31, 2005 and the fiscal year ended January 1, 2005
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal year ended June 30, 2007, the six months ended July 1, 2006, the fiscal year ended December 31, 2005 and the fiscal year ended January 1, 2005
Consolidated Statements of Cash Flows for the fiscal year ended June 30, 2007, the six months ended July 1, 2006, the fiscal year ended December 31, 2005 and the fiscal year ended January 1, 2005
Notes to Consolidated Financial Statements
  (2) Financial Statement Schedule.

     The following additional financial data provided in “Schedule 2 – Valuation and Qualifying Accounts” described below should be read in conjunction with the Consolidated Financial Statements of R.G. Barry Corporation and its subsidiaries included in the Company’s Annual Report to Shareholders for fiscal 2007 and incorporated by reference in “Item 8. Financial Statements and Supplementary Data.” of this Annual Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.
Report of Independent Registered Public Accounting Firm (KPMG LLP) on Financial Statement Schedule – Included below in this Annual Report on Form 10-K
Schedule 2- Valuation and Qualifying Accounts for the fiscal year ended June 30, 2007, the six months ended July 1, 2006, the fiscal year ended December 31, 2005 and the fiscal year ended January 1, 2005 – Included below in this Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
R.G. Barry Corporation:
Under date of September 20, 2007, we reported on the consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of June 30, 2007, July 1, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended June 30, 2007, for the six months ended July 1, 2006 (the transition period 2006), and for each of the years in the two-year period ended December 31, 2005, which are included in the annual report to shareholders of R.G. Barry Corporation for the fiscal year ended June 30, 2007 and incorporated by reference into the Annual Report on Form 10-K of R.G. Barry Corporation for the fiscal year ended June 30, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Columbus, Ohio
September 20, 2007

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
June 30, 2007

Column A	Column B	Column C-1	Column C-2	Column D		Column E
			Charge (credit)
		Charges to	to costs and
	Balance at	costs and	expenses for the 2006	Adjustments		Balance at
	beginning of	expenses	transition period	and		end of
Description	year	for the year	accrual adjustments	Deductions		year
Reserves deducted from accounts receivable:
Allowance for doubtful receivables	$110,000	200,000	—	110,000		200,000
Allowance for returns	863,000	2,220,000	(48,000)	2,746,000	(1)	289,000
Allowance for promotions	1,207,000	10,643,000	372,000	10,521,000	(2)	1,701,000

	$2,180,000	13,063,000	324,000	13,281,000		2,190,000

Notes:

1.	Represents Fall sales returns incurred during fiscal 2007 and Spring returns related to the 2006 transition period and accrued for in the 2006 transition period.

2.	Represents Fall allowances incurred during fiscal 2007, prior period allowances accrued for and deducted in the 2006 transition period, and Spring allowances incurred during fiscal 2007 that were deducted before the end of fiscal 2007.

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
July 1, 2006

Column A	Column B	Column C-1	Column C-2	Column D		Column E
		Charges to
		costs and	Charge (credit)
	Balance at	expenses	to costs and			Balance at
	beginning	for the	expenses for			end of
	of 2006	2006	fiscal 2005	Adjustments		2006
	transition	transition	accrual	and		transition
Description	period	period	adjustments	Deductions		period
Reserves deducted from accounts receivable:
Allowance for doubtful receivables	$7,000	103,000	—	—		110,000
Allowance for returns	4,377,000	735,000	(185,000)	4,064,000	(1)	863,000
Allowance for promotions	9,618,000	1,457,000	(79,000)	9,789,000	(2)	1,207,000

	$14,002,000	2,295,000	(264,000)	13,853,000		2,180,000

Notes:

1.	Represents sales returns for the 2006 transition period reserved for in fiscal 2005.

2.	Represents promotions expenditures committed to in the 2006 transition period and reserved for in fiscal 2005.

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
December 31, 2005

Column A	Column B	Column C-1	Column C-2	Column D		Column E
			Charge (credit)
		Charges to	to costs and
		costs and	expenses for
	Balance at	expenses	prior year	Adjustments		Balance at
	beginning	for the	accrual	and		end of
Description	of year	current year	adjustments	Deductions		year
Reserves deducted from accounts receivable:
Allowance for doubtful receivables	$—	7,000	—	—	(1)	7,000
Allowance for returns	4,105,000	4,467,000	(457,000)	3,738,000	(2)	4,377,000
Allowance for promotions	7,990,000	10,943,000	(1,501,000)	7,814,000	(3)	9,618,000

	$12,095,000	15,417,000	(1,958,000)	11,552,000		14,002,000

Notes:

1.	Write-off uncollectible accounts.

2.	Represents fiscal 2005 sales returns reserved for in fiscal 2004.

3.	Represents fiscal 2005 promotions expenditures committed to and reserved for in fiscal 2004.

Schedule 2
R. G. BARRY CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
January 1, 2005

Column A	Column B	Column C-1	Column C-2	Column D		Column E
			Charge (credit)
		Charges to	to costs and
		costs and	expenses for
	Balance at	expenses	prior year	Adjustments		Balance at
	beginning	for the	accrual	and		end of
Description	of year	current year	adjustments	Deductions		year
Reserves deducted from accounts receivable:
Allowance for doubtful receivables	$226,000	—	(209,000)	17,000	(1)	—
Allowance for returns	7,763,000	4,105,000	(118,000)	7,645,000	(2)	4,105,000
Allowance for promotions	10,505,000	10,889,000	(186,000)	13,218,000	(3)	7,990,000

	$18,494,000	14,994,000	(513,000)	20,880,000		12,095,000

Notes:

1.	Write-off uncollectible accounts.

2.	Represents fiscal 2004 sales returns reserved for in fiscal 2003.

3.	Represents fiscal 2004 promotions expenditures committed to and reserved for in fiscal 2003.

(3)	List of Exhibits.

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.” The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K or incorporated herein by reference.

(b)	Exhibits

The exhibits listed on the “Index to Exhibits” beginning at page E-1 of this Annual Report on Form 10-K are filed with this Annual Report on Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”

(c)	Financial Statement Schedule

The financial statement schedule listed in Item 15 (a) (2) is filed with this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R. G. BARRY CORPORATION
Date: September 21, 2007	By:	/s/ Daniel D. Viren
Daniel D. Viren,
Senior Vice President-Finance, Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Greg A. Tunney	President and Chief Executive Officer	September 21, 2007
Greg A. Tunney	(Principal Executive Officer) and Director

/s/ Daniel D. Viren	Senior Vice President - Finance, Chief	September 21, 2007
Daniel D. Viren	Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Gordon Zacks *	Non-Executive Chairman of the Board and Director	September 21, 2007
Gordon Zacks

/s/ Nicholas P. DiPaolo *	Director	September 21, 2007
Nicholas P. DiPaolo

/s/ David P. Lauer *	Director	September 21, 2007
David P. Lauer

/s/ Roger E. Lautzenhiser *	Director	September 21, 2007
Roger E. Lautzenhiser

/s/ David L. Nichols *	Director	September 21, 2007
David L. Nichols

/s/ Janice E. Page *	Director	September 21, 2007
Janice E. Page

/s/ Edward M. Stan *	Director	September 21, 2007
Edward M. Stan

/s/ Thomas M. Von Lehman *	Director	September 21, 2007
Thomas M. Von Lehman

/s/ Harvey A. Weinberg *	Director	September 21, 2007
Harvey A. Weinberg

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to Powers of Attorney executed by the above-name directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits.

By:	/s/ Daniel D. Viren
Daniel D. Viren
Attorney-in-Fact

R. G. BARRY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JUNE 30, 2007
INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Asset Purchase Agreement, dated as of May 14, 2003, by and among Vesture Corporation (now known as RGB Technology, Inc.), R.G. Barry Corporation (“Registrant”) and Vesture Acquisition Corp. (now known as Vesture Corporation)	Incorporated herein by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated and filed July 2, 2003 (File No. 001-08769)

2.2	First Amendment to Asset Purchase Agreement, dated December 29, 2003, by and among RGB Technology, Inc. (formerly known as Vesture Corporation), Registrant and Vesture Corporation (formerly known as Vesture Acquisition Corp.)	Incorporated herein by reference to Exhibit 2.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 001-08769) (“Registrant’s January 2004 Form 10-K”)

3.1	Articles of Incorporation of Registrant (as filed with Ohio Secretary of State on March 26, 1984)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-12667) (“Registrant’s 1988 Form 10-K”)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant (as filed with Ohio Secretary of State on June 3, 1987)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.3	Certificate of Amendment to the Articles of Incorporation of Registrant Authorizing the Series I Junior Participating Class B Preferred Shares (as filed with the Ohio Secretary of State on March 1, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.4	Certificate of Amendment to the Articles of Registrant (as filed with the Ohio Secretary of State on May 9, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.5	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 22, 1995)	Incorporated herein by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 001-08769) (“Registrant’s 1995 Form 10-K”)

Exhibit No.	Description	Location
3.6	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on September 1, 1995)	Incorporated herein by reference to Exhibit 3(c) to Registrant’s 1995 Form 10-K

3.7	Certificate of Amendment by Shareholders to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 30, 1997)	Incorporated herein by reference to Exhibit 4(h)(6) to Registrant’s Registration Statement on Form S-8, filed June 6, 1997 (Registration No. 333-28671)

3.8	Certificate of Amendment by Directors of Registrant to the Articles of Incorporation of Registrant Authorizing Series I Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on March 10, 1998)	Incorporated herein by reference to Exhibit 3(a)(7) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 001-08769) (“Registrant’s 1997 Form 10-K”)

3.9	Articles of Incorporation of Registrant (reflecting all amendments) [for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3(a)(8) to Registrant’s 1997 Form 10-K

3.10	Code of Regulations of Registrant	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (File No. 001-08769) (“Registrant’s July 3, 2004 Form 10-Q”)

4.1	Rights Agreement, dated as of February 19, 1998, between Registrant and The Bank of New York, as Rights Agent	Incorporated herein by reference to Exhibit 4 to Registrant’s Current Report on Form 8-K, dated March 13, 1998 and filed March 16, 1998 (File No. 001-08769)

4.2	Loan Agreement, dated as of January 21, 2000, among Banque Tarneaud, S.A., Banque Nationale de Paris, and Escapade, S.A.	Incorporated herein by reference to Exhibit 4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 (File No. 001-08769)

*10.1	R. G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-08769) (“Registrant’s 2001 Form 10-K”)

Exhibit No.	Description	Location
*10.2	Amendment No. 1 to the R. G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 001-08769) (“Registrant’s 2002 Form 10-K”)

*10.3	Amendment No. 2 to the R. G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001) for the Economic Growth and Tax Relief Reconciliation Act of 2001	Incorporated herein by reference to Exhibit 10.3 to Registrant’s 2002 Form 10-K

*10.4	Amendment No. 3 to the R. G. Barry Corporation Associates’ Retirement Plan (effective as of March 31, 2004 and executed on February 20, 2004)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 2004 Form 10-K

*10.5	Amendment No. 4 to the R.G. Barry Corporation Associates’ Retirement Plan (executed on September 16, 2005)	Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-08769) (“Registrant’s December 2005 Form 10-K”)

*10.6	R. G. Barry Corporation Supplemental Retirement Plan (effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 001-08769) (“Registrant’s January 2000 Form 10-K”)

*10.7	R. G. Barry Corporation Supplemental Benefit Plans Trust (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 3, 2004 Form 10-Q

*10.8	Amendment No. 1 to the R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of May 12, 1998, executed May 15, 1998)	Incorporated herein by reference to Exhibit 10.3 to Registrant’s January 2000 Form 10-K

*10.9	Amendment No. 2 to the R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of January 1, 2000, executed March 28, 2000)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 2000 Form 10-K

Exhibit No.	Description	Location
*10.10	Amendment No. 3 to the R. G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of March 31, 2004, executed February 20, 2004)	Incorporated herein by reference to Exhibit 10.8 to Registrant’s January 2004 Form 10-K

*10.11	Amendment No. 4 to the R.G. Barry Corporation Supplemental Retirement Plan (effective January 1, 2005, executed November 10, 2005)	Incorporated herein by reference to Exhibit 10.11 to Registrant’s December 2005 Form 10-K

*10.12	Employment Agreement, dated July 1, 2001, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.5 to Registrant’s 2001 Form 10-K

*10.13	Confidential Separation Agreement, dated March 10, 2004, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed March 11, 2004 (File No. 001-08769) (“Registrant’s March 11, 2004 Form 8-K”)

*10.14	Agreement, dated September 27, 1989, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 28.1 to Registrant’s Current Report on Form 8-K dated October 11, 1989 and filed October 12, 1989 (File No. 0-12667)

*10.15	Amendment No. 1, dated as of October 12, 1994, to the Agreement between Registrant and Gordon Zacks, dated September 27, 1989	Incorporated herein by reference to Exhibit 5 to Amendment No. 14 to Schedule 13D, dated January 27, 1995, filed by Gordon Zacks on February 13, 1995

*10.16	Amended Split-Dollar Insurance Agreement, dated March 23, 1995, between Registrant and Gordon B. Zacks	Incorporated herein by reference to Exhibit 10(h) to Registrant’s 1995 Form 10-K

*10.17	R. G. Barry Corporation Employee Stock Purchase Plan (reflects amendments and revisions for share splits and share dividends through May 8, 2003)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 001-08769)

*10.18	R. G. Barry Corporation 1994 Stock Option Plan (reflects amendments and revisions for share splits through June 22, 1994)	Incorporated herein by reference to Exhibit 4(q) to Registrant’s Registration Statement on Form S-8, filed August 24, 1994 (Registration No. 33-83252)

Exhibit No.	Description	Location
*10.19	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R. G. Barry Corporation 1994 Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 001-08769) (“Registrant’s December 2000 Form 10-K”)

*10.20	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R. G. Barry Corporation 1994 Stock Option Plan	Incorporated herein by reference to Exhibit 10.17 to Registrant’s December 2000 Form 10-K

*10.21	R. G. Barry Corporation Deferred Compensation Plan (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10(v) to Registrant’s 1995 Form 10-K

*10.22	Amendment No. 1 to the R. G. Barry Corporation Deferred Compensation Plan (executed March 1, 1997, effective as of March 1, 1997)	Incorporated herein by reference to Exhibit 10.23 to Registrant’s January 2000 Form 10-K

*10.23	Amendment No. 2 to the R. G. Barry Corporation Deferred Compensation Plan (executed March 28, 2000, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.21 to Registrant’s 2001 Form 10-K

*10.24	Amendment No. 3 to the R. G. Barry Corporation Deferred Compensation Plan (executed October 31, 2001, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.24 to Registrant’s 2002 Form 10-K

*10.25	Amendment No. 4 to the R. G. Barry Corporation Deferred Compensation Plan (executed February 20, 2004, effective as of February 21, 2004)	Incorporated herein by reference to Exhibit 10.29 to Registrant’s January 2004 Form 10-K

*10.26	R. G. Barry Corporation Stock Option Plan for Non-Employee Directors (reflects amendments and revisions for share splits through February 19, 1998)	Incorporated herein by reference to Exhibit 10(x) to Registrant’s 1997 Form 10-K

*10.27	R. G. Barry Corporation 1997 Incentive Stock Plan (reflects amendments through May 13, 1999)	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 18, 1999 (Registration No. 333-81105)

*10.28	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R. G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.24 to Registrant’s December 2000 Form 10-K

Exhibit No.	Description	Location
*10.29	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R. G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.25 to Registrant’s December 2000 Form 10-K

*10.30	R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 14, 2002 (Registration No. 333-90544)

*10.31	Form of Stock Option Agreement used in connection with grant of incentive stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.30 of Registrant’s 2002 Form 10-K

*10.32	Form of Stock Option Agreement used in connection with grant of non-qualified stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.31 of Registrant’s 2002 Form 10-K

*10.33	Executive Employment Agreement, effective as of June 5, 2000, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.29 to Registrant’s December 2000 Form 10-K

*10.34	First Amendment to Executive Employment Agreement, effective as of June 5, 2003, between Registrant and Daniel D. Viren	Incorporated hereby by reference to Exhibit 10.40 of Registrant’s January 2004 Form 10-K

*10.35	Second Amendment to Executive Employment Agreement, effective as of May 16, 2005, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 001-08769) (“Registrant’s April 2, 2005 Form 10-Q”)

*10.36	Third Amendment to Executive Employment Agreement, effective as of May 30, 2006, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 31, 2006 and filed June 1, 2006 (File No. 001-08769)

*10.37	Executive Employment Agreement, effective as of January 5, 2004, between Registrant and Harry Miller	Incorporated herein by reference to Exhibit 10.41 to Registrant’s January 2004 Form 10-K

*10.38	Amendment to Executive Employment Agreement, effective as of August 28, 2006, between Registrant and Harry Miller	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed September 1, 2006 (File No. 001-08769) (“Registrant’s September 1, 2006 Form 8-K”)

Exhibit No.	Description	Location
*10.39	Agreement, made to be effective August 11, 2005, between Registrant and Florence Zacks Melton	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (File No. 001-08769) (“Registrant’s July 2, 2005 Form 10-Q”)

10.40	License Agreement, effective as of January 7, 2003, among Registrant, R. G. Barry International, Inc., Barry (G.B.R.) Limited and GBR Limited	Incorporated herein by reference to Exhibit 10.46 to Registrant’s 2002 Form 10-K

*10.41	Executive Employment Contract, dated March 30, 2006, between Registrant and Thomas M. Von Lehman, supersedes the previous employment contact with Mr. Von Lehman dated February 24, 2005	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 4, 2006, and filed April 5, 2006 (File No. 001-08769)

*10.42	Summary of Compensation for Directors of R. G. Barry Corporation	Filed herewith

*10.43	2005 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 25, 2005 and filed April 26, 2005 (File No. 001-08769)

*10.44	2006 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 23, 2006 and filed March 27, 2006 (File No. 001-08769)

*10.45	2007 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed August 8, 2006 (File No. 001-08769)

*10.46	Form of Change in Control Agreement entered into effective as of May 16, 2005 by Registrant with each of the following officers: Glenn D. Evans – Senior Vice President, Sourcing and Logistics; Pamela A. Gentile – Senior Vice President and Brand President, Dearfoams®; José G. Ibarra – Vice President – Treasurer	Incorporated herein by reference to Exhibit 10.1 to Registrant’s April 2, 2005 Form 10-Q

*10.47	R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K, dated May 24, 2005 and filed May 25, 2005 (File No. 001-08769)

Exhibit No.	Description	Location
*10.48	Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 2, 2005 Form 10-Q

*10.49	Executive Employment Agreement, dated as of February 7, 2006, between Registrant and Greg A. Tunney	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 9, 2006 and filed February 10, 2006 (File No. 001-08769) (“Registrant’s February 9, 2006 Form 8-K”)

*10.50	Nonqualified Stock Option Award Agreement for non-qualified stock options granted to Greg A. Tunney under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Registrant’s February 9, 2006 Form 8-K

*10.51	Form of Restricted Stock Unit Award Agreement for Directors of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 22, 2006 and filed May 23, 2006 (File No. 001-08769) (“Registrant’s May 23, 2006 Form 8-K”)

*10.52	Form of Restricted Stock Unit Award Agreement for Employees of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Registrant’s May 23, 2006 Form 8-K

*10.53	Amendment Notice and Consent Form Regarding Restricted Stock Units Awarded to Employees under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 18, 2006 and filed August 21, 2006 (File No. 001-08769)

*10.54	R.G. Barry Corporation Deferral Plan (effective January 1, 2006)	Incorporated herein by reference to Exhibit 10.3 to Registrant’s May 23, 2006 Form 8-K

*10.55	R.G. Barry Corporation Deferral Plan — Directors’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.4 to Registrant’s May 23, 2006 Form 8-K

*10.56	R.G. Barry Corporation Deferral Plan — Gordon Zacks’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.5 to Registrant’s May 23, 2006 Form 8-K

*10.57	R.G. Barry Corporation Deferral Plan — Employees’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.6 to Registrant’s May 23, 2006 Form 8-K

Exhibit No.	Description	Location
10.58	Settlement Agreement entered into as of August 28, 2006, among Registrant, Fertwall Properties, Ltd. and Barry Distribution Center de Mexico, S.A. de C.V.	Incorporated herein by reference to Exhibit 10.2 to Registrant’s September 1, 2006 Form 8-K

10.59	Revolving Credit Agreement, entered into effective March 29, 2007, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 3, 2007 and filed April 4, 2007 (File No. 001-08769)

10.60	Revolving Credit Note dated March 29, 2007 given by Registrant to The Huntington National Bank	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 3, 2007 and filed April 4, 2007 (File No. 001-08769)

10.61	First Modification of Revolving Credit Agreement, entered into effective April 16, 2007, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 17, 2007 and filed April 18, 2007 (File No. 001-08769)

*10.62	2008 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed August 28, 2007 (File No. 001-08769)

13.1	Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2007 (Not deemed filed except for the portions thereof which are specifically incorporated by reference into this Annual Report on Form 10-K)	Filed herewith

14.1	R. G. Barry Corporation Code of Business Conduct and Ethics	Incorporated herein by reference to Exhibit 14 to Registrant’s Current Report on Form 8-K dated December 2, 2005 and filed December 5, 2005 (File No. 001-08769)

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney Executed by Directors and Executive Officers of Registrant	Filed herewith

31.1	Rule 13a — 14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

Exhibit No.	Description	Location
31.2	Rule 13a — 14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Management contract or compensatory plan or arrangement.