Form 10-Q
period 2007-09-29
BARRY R G CORP /OH/
filed 2007-11-13
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-08769
R.G. BARRY CORPORATION
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
Common Shares, $1 Par Value, Outstanding as of November 9, 2007 – 10,392,580
Index to Exhibits at page 23

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosure in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or words with similar meanings. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as well as any other cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described (a) in “Item 1A. Risk Factors” of Part II, and elsewhere, in this Quarterly Report on Form 10-Q or (b) in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Form 10-K”) occur; they could have a material adverse effect on our business, operating results and financial condition.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2008	52 weeks ending June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007

2006 transition period	26 weeks ended July 1, 2006

First quarter of fiscal 2008	13 weeks ended September 29, 2007
First quarter of fiscal 2007	13 weeks ended September 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 29, 2007	June 30, 2007
ASSETS
Cash and cash equivalents	$1,288	$18,207
Accounts receivable (less allowances of $5,135 and $2,190, respectively)	22,137	6,860
Inventory	21,376	14,639
Deferred tax assets – current	4,038	6,243
Prepaid expenses	1,454	949
Assets held for disposal	—	2,788

Total current assets	50,293	49,686

Property, plant and equipment, at cost	9,693	9,294
Less accumulated depreciation and amortization	7,166	7,039

Net property, plant and equipment	2,527	2,255

Deferred tax assets – noncurrent	8,279	8,404
Other assets	3,157	3,183

Total assets	$64,256	$63,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$2,200	$2,200
Current installments of long-term debt	78	78
Accounts payable	9,424	7,443
Accrued expenses	1,728	3,412
Liabilities associated with assets held for disposal	—	2,357

Total current liabilities	13,430	15,490

Accrued retirement costs and other	10,832	11,551
Long-term debt, excluding current installments	252	272

Total liabilities	24,514	27,313

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,392 and 10,352 shares, respectively (excluding treasury shares of 1,005 and 1,000, respectively)	10,392	10,352
Additional capital in excess of par value	14,756	14,546
Accumulated other comprehensive loss	(4,457)	(3,968)
Retained earnings	19,051	15,285

Total shareholders’ equity	39,742	36,215

Total liabilities and shareholders’ equity	$64,256	$63,528

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	First Quarter	First Quarter
	Fiscal 2008	Fiscal 2007
Net sales	$32,130	$35,292
Cost of sales	18,071	20,473

Gross profit	14,059	14,819
Selling, general and administrative expenses	8,265	8,207
Restructuring and asset impairment charges	—	74

Operating profit	5,794	6,538
Other income	15	45
Interest income (expense), net	99	(278)

Income from continuing operations, before income tax	5,908	6,305
Income tax expense	2,142	81

Earnings from continuing operations	3,766	6,224
Earnings from discontinued operations, net of income taxes	—	73

Net earnings	$3,766	$6,297

Earnings per common share: continuing operations
Basic	$0.36	$0.62

Diluted	$0.35	$0.60

Earnings per common share: discontinued operations
Basic	—	$0.01

Diluted	—	$0.01

Net earnings per common share
Basic	$0.36	$0.63

Diluted	$0.35	$0.61

Average number of common shares outstanding
Basic	10,396	10,020

Diluted	10,677	10,343

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Quarter	First Quarter
	Fiscal 2008	Fiscal 2007
Operating activities:
Net earnings	$3,766	$6,297
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	129	131
Deferred income tax expense	2,205	—
Stock-based compensation expense	150	153
Changes in:
Accounts receivable	(15,277)	(21,208)
Inventory	(6,737)	(1,243)
Prepaid expenses and other	(479)	(3)
Accounts payable	1,981	(2,364)
Accrued expenses	(1,734)	(2,488)
Accrued retirement costs and other, net	(719)	(310)

Net cash used in operating activities	(16,715)	(21,035)

Investing activities:
Purchases of property, plant and equipment	(400)	(279)
Proceeds from sale of subsidiary, net	66	—

Net cash used in investing activities	(334)	(279)

Financing activities:
Additions to short-term debt	—	21,225
Repayment of short-term debt	(19)	—
Proceeds from common shares issued	149	13

Net cash provided by financing activities	130	21,238

Effect of exchange rates on cash and cash equivalents	—	3

Net decrease in cash and cash equivalents	(16,919)	(73)
Cash and cash equivalents at the beginning of the period	18,207	988

Cash and cash equivalents at the end of the period	$1,288	$915

Supplemental cash flow disclosures:
Interest paid	$89	$334
Income taxes refunded	63	—
See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2008 and First Quarter of Fiscal 2007
(dollar amounts in thousands, except per share data)
1. Basis of Presentation:
R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries for the applicable period, in designing, purchasing, marketing and distributing accessory footwear products. The Company defines accessory footwear as a single segment business with a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. Its products are sold predominantly in North America through department stores, chain stores and mass merchandising channels of distribution. Unless the context otherwise requires, references in these notes to consolidated financial statements to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
On June 18, 2007, R.G. Barry Corporation’s Board of Directors approved a plan to sell its 100% ownership in Escapade, S.A. and its Fargeot et Compagnie, S.A subsidiary (collectively, “Fargeot”). As a result of this action and consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for Fargeot have been reported as discontinued operations reported in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2007. Furthermore, the assets and liabilities related to these discontinued operations have been reclassified to current assets held for disposal and current liabilities associated with assets held for disposal in the Company’s Consolidated Balance Sheet as of June 30, 2007. Fargeot’s business was the only business reported in the Company’s Barry Comfort Europe operating segment. The sale of Fargeot was completed on July 20, 2007, as further detailed in Note 9.
Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these notes to consolidated financial statements reflect continuing operations and exclude discontinued operations with respect to the sale of Fargeot.
The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The financial information shown in the accompanying consolidated balance sheet as of the end of fiscal 2007 is derived from the Company’s audited financial statements.
The Company’s reporting period is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the first quarter of fiscal 2008 are not necessarily indicative of the annual results that may be expected for fiscal 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report to Shareholders of R.G. Barry Corporation for the fiscal year ended June 30, 2007, which are incorporated by reference into “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry Corporation’s Annual Report on Form 10-K for fiscal 2007.
2. Stock-Based Compensation:
The Company adopted SFAS No. 123 (revised 2004), “Shared-Based Payment,” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.
The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of outstanding awards not yet vested at the date of adoption of SFAS 123R by the Company has been and will be recognized in the Company’s results of operations in the periods after the date of the adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as disclosed in our previous filings.
The 2005 Long-Term Incentive Plan (the “2005 Plan”), approved by the shareholders of R.G. Barry Corporation in May 2005, is the Company’s only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the approval of the 2005 Plan.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2008 and First Quarter of Fiscal 2007
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
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $150 and $154 of stock-based compensation expense for the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively. The Company utilizes the Black-Scholes valuation model for estimating the fair value of the stock-based compensation in the form of stock options granted after the adoption of SFAS 123R. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated in respect of such awards. The Company did not grant any stock options in the first quarter of fiscal 2008 but granted 95,900 RSUs on August 30, 2007 to certain members of management. There were no awards of any type granted in the first quarter of fiscal 2007.
Total compensation cost of stock options granted but not yet vested as of September 29, 2007 was approximately $216, which will be recognized over a weighted average period of approximately 2 years.
Prior to the approval of the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs were granted, some of which remain outstanding. All stock options granted under the 2005 Plan and other previous plans are currently exercisable for periods of up to 10 years from date of grant at prices not less than fair market value of the underlying common shares on the date of grant. Plan activity for the first quarter of fiscal 2008 for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted is as follows:

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 30, 2007	280,100	435,900	$5.79
Granted	—	—	—
Exercised	(27,800)	(6,700)	$4.06
Expired/Cancelled	—	—	—

Outstanding at September 29, 2007	252,300	429,200	$5.87

Options exercisable at September 29, 2007	196,800	335,900

The following is a summary of the status of the Company’s RSUs as of September 29, 2007 and activity during the first quarter of fiscal 2008 then ended:

	Number of
	common
	shares
	underlying	Grant Date
	RSUs	Fair Value
Nonvested at June 30, 2007	85,900	$7.82
Granted	95,900	$9.01
Vested	(11,200)	$6.18
Forfeited	—	—

Nonvested at September 29, 2007	170,600	$8.60

Total compensation cost of RSUs granted but not yet vested as of September 29, 2007 was approximately $1,270; such cost is expected to be recognized over a weighted average period of 3 years.
The aggregate intrinsic value, as defined in SFAS 123R, of options exercised and RSUs vested during the first quarter of fiscal 2008 and first quarter of fiscal 2007 was $320 and $195, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2008 and First Quarter of Fiscal 2007
(dollar amounts in thousands, except per share data)
3. Income Taxes:
Income tax expense for the first quarter of fiscal 2008 and first quarter of fiscal 2007 differed from the amounts computed by applying the U. S. federal income tax rate of 34 percent to income from continuing operations before income taxes as a result of the following:

	First Quarter	First Quarter
	Fiscal 2008	Fiscal 2007
Computed “expected” tax expense	$2,009	$2,181
State income tax expense, net of federal benefit	180	120
Change in valuation allowance	—	(2,265)
Other, net	(47)	81

Total expense	$2,142	$117

Total expense allocated to discontinued operations	—	36

Total expense on continuing operations	$2,142	$81

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company originally recorded a valuation allowance reflecting the full reservation of the value of its deferred tax assets at the close of fiscal 2003, ended on January 3, 2004. The Company’s valuation allowance against its net deferred tax assets and net operating loss carryforwards at the end of the 2006 transition period was $18,273.
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
The “Other, net” line item in the table above primarily includes the effect of permanent adjustment items used to arrive at income tax expense under tax regulations in estimating income tax expense for the period.
For the first quarter of fiscal 2008, the Company’s current income tax expense was offset by its tax loss carryforwards subject to federal alternative minimum tax. This alternative minimum tax is a deferred tax asset for the Company, which consistent with its estimates of recoverability at that time, was subjected to a full valuation reserve during the first quarter of fiscal 2007 and is reflected as income tax expense for that period. The alternative minimum tax is recoverable against future tax payments once all of the Company’s tax loss carryforwards have been utilized.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments to the Company’s beginning reserve for uncertain tax positions. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions at the end of the first quarter of fiscal 2008 and the end of fiscal 2007. The Company does not expect any significant changes in its reserve for uncertain tax positions for the next twelve months. The Company continues to follow a policy of including any related interest or penalties on uncertain tax positions as a component of income tax expense.
The Company files a consolidated U.S. Federal income tax return and consolidated and separate company income tax returns in various U.S. state and local jurisdictions. Generally, the Company is no longer subject to income tax examinations by federal, state or local tax authorities through the tax year ended December 31, 2003.
4. Net Earnings Per Common Share:
Basic net earnings per common share have been computed based on the weighted average number of common shares outstanding during each reporting period. Diluted net earnings per common share are based on the weighted average number of common shares

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2008 and First Quarter of Fiscal 2007
(dollar amounts in thousands, except per share data)
outstanding during each reporting period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and RSUs.
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share as shown below with common shares represented in thousands:

	First Quarter	First Quarter
	Fiscal 2008	Fiscal 2007
Numerator:
Net earnings	$3,766	$6,297

Denominator:
Weighted average common shares outstanding	10,396	10,020
Effect of potentially dilutive securities: stock options and RSUs	281	323

Weighted average common shares outstanding, assuming dilution	10,677	10,343

Basic net earnings per common share	$0.36	$0.63

Diluted net earnings per common share	$0.35	$0.61

The Company excluded stock options to purchase approximately 74 thousand common shares and 266 thousand common shares from the calculation of diluted earnings per common share for the first quarter of fiscal 2008 and first quarter of fiscal 2007, respectively, due to the anti-dilutive nature of these stock options, measured using the average market prices during those quarterly periods.
5. Inventories:
Inventory by category consisted of the following:

	September 29, 2007	June 30, 2007
Raw materials	$191	$158
Finished goods	21,185	14,481

Total inventory	$21,376	$14,639

Inventory write-downs, recognized as a part of cost of sales, were $239 and $605 for the first quarter of fiscal 2008 and first quarter of fiscal 2007, respectively.
6. Employee Retirement Plans:
In making the annually required pension computations, the Company uses a measurement date of March 31, effective with the 2006 transition period and the related change in its fiscal year-end.
The Company expects to make payments of $1,561 in fiscal 2008 to the funded, qualified associate retirement plan and meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the first quarter of fiscal 2008, actual payments of approximately $716 were made into the funded, qualified associate retirement plan and actual payments of approximately $165 were made to the current participants in the unfunded, nonqualified supplemental retirement plans.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	First Quarter	First Quarter
	Fiscal 2008	Fiscal 2007
Service cost	$11	$19
Interest cost	573	445
Expected return on plan assets	(539)	(370)
Net amortization	107	107

Total pension expense	$152	$201

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2008 and First Quarter of Fiscal 2007
(dollar amounts in thousands, except per share data)
7. Comprehensive income (loss):
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings and foreign currency translation adjustments as follows:

	First Quarter	First Quarter
	Fiscal 2008	Fiscal 2007
Net earnings	$3,766	$6,297
Pension related adjustment	(124)	—
Foreign currency translation adjustments	(365)	18

Total comprehensive income	$3,277	$6,315

The components of accumulated other comprehensive loss adjustments at the end of the reporting periods were as follows:

	September 29, 2007	June 30, 2007
Accumulated foreign currency translation adjustments	$—	$365
Pension related adjustment, net of taxes	(4,457)	(4,333)

Accumulated other comprehensive loss	$(4,457)	$(3,968)

8. Related Party Transactions:
The Company and its non-executive chairman (“chairman”) are parties to an agreement under which the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5,000 life insurance policy on the chairman. In addition, the Company maintains another policy insuring the life of the chairman. The cumulative cash surrender value of these policies approximates $2,500, which is included in other assets in the accompanying consolidated balance sheets. Effective March 2004 and continuing through September 29, 2007, the Company has borrowed against the cash surrender value of these policies. At September 29, 2007, there was $2,200 short-term notes payable outstanding against the cash surrender value of these policies. There were no changes in the agreement between the Company and its chairman during the first quarter of fiscal 2008.
On August 11, 2005 (the “Effective Date”), the Company and the mother of the chairman entered into an agreement whereby she transferred all of her product designs and patent rights to the Company as of the Effective Date and released all unpaid claims that would have accrued under a previous agreement and through the Effective Date for the sum of $600. This amount is to be paid in 24 quarterly payments of $25 each. Since the death of the chairman’s mother in February 2007, the Company has been making these quarterly payments to the successor trust designated by the mother of the chairman. The quarterly payments began on the Effective Date and have been and will be due and payable on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, the net present value of this obligation was computed at approximately $495, discounted at 7%, and this amount was charged to earnings. As of September 29, 2007, the Company reported $78 of the then outstanding net present value amount as current installments of long-term debt and the remaining $252 as long-term debt.
9. Disposal of Fargeot/Discontinued Operations
At the end of fiscal 2007, the Board of Directors of R.G. Barry Corporation approved a plan to dispose of its 100% ownership in Fargeot, in a move to strategically align all elements of its operations with the business model adopted in fiscal 2004. Accordingly, the Company has classified the operations of Fargeot as discontinued operations for the first quarter of fiscal 2007 reported in the Company’s Consolidated Statement of Operations. The assets and liabilities related to these discontinued operations were reclassified to current assets held for disposal and current liabilities associated with assets held for disposal, as applicable, as of June 30, 2007. The Company recorded an impairment loss of $1,240 in the fourth quarter of fiscal 2007 on Fargeot’s assets based on the net recoverable value expected on the sale of Fargeot. The Company announced on July 20, 2007 that it completed the sale of Fargeot to M.T. SARL of Thiviers, France, for 350 thousand Euros, or approximately $480. The principals of M.T. SARL include members of management of the Company’s former subsidiary. The net value of the business at the close of fiscal 2007 was estimated at $474.
For the first quarter of fiscal 2008, there were no sales, net earnings or net loss reported from Fargeot. In the first quarter of fiscal 2007, Fargeot reported net earnings of $73 on net sales of $2,239.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2008 and First Quarter of Fiscal 2007
(dollar amounts in thousands, except per share data)
10. Contingent Liabilities:
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.
11. Recently Issued Accounting Standards:
In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements.” This standard becomes effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning on June 29, 2008. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company does not expect the application of the provisions of SFAS No. 157 to have a significant effect on its financial position or its results of operations.

R.G. BARRY CORPORATION AND SUBSIDIARIES
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our 2007 Form 10-K.
Unless the context otherwise requires, references in this MD&A to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
Our annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. For definitional purposes, as used throughout this MD&A, the terms listed below include the respective periods noted:

Fiscal 2008	52 weeks ending June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007

2006 transition period	26 weeks ended July 1, 2006

First quarter of fiscal 2008	13 weeks ended September 29, 2007
First quarter of fiscal 2007	13 weeks ended September 30, 2006
Results of Continuing Operations
During the first quarter of fiscal 2008, consolidated net sales were $32.1 million, representing a $3.2 million or 9.0% decrease over the comparable quarter in fiscal 2007. The quarterly decrease in net sales is primarily due to a reduction in sales of closeout product; a reduction of units shipped to our department store customers, which resulted from a shift in the timing of shipments of fall product to the second quarter of fiscal 2008; offset by an increase in units shipped to our customers in the mass merchandising and other channels.
Gross profit for the first quarter of fiscal 2008 was $14.1 million or 43.8% of net sales, compared to $14.8 million or 42.0% of net sales for the comparable period in fiscal 2007. The increase of 1.8 percentage points in gross profit as a percent of sales was due primarily to (1) higher margins earned on relatively similar quarter-on-quarter net sales in a specific channel of our core business; (2) a reduction in sales of lower-margin closeout products; offset by (3) continued increases in our purchase prices for product sourced from third-party manufacturers.
Selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal 2008 were approximately $8.3 million, reflecting an increase of $58 thousand from the comparable quarter of fiscal 2007. As a percent of net sales, SG&A expenses were 25.7% in the current year’s quarter versus 23.3% in the comparable quarter a year earlier.
The quarter-on-quarter net increase in SG&A expenses was due primarily to the following:
❑	a $513 thousand increase in marketing and advertising costs incurred in support of our existing and new product brand lines; offset by

❑	a $425 thousand decrease in payroll expense, which was comprised of a $284 thousand reduction in our bonus incentive accrual for the first quarter of fiscal 2008 as compared to the same quarter a year ago, and a $141 thousand favorable adjustment with respect to the bonus incentive accrual established at the end of fiscal 2007.

During the first quarter of fiscal 2007, we recorded $74 thousand as a restructuring charge. Costs incurred in the first quarter of fiscal 2007 were primarily due to professional fees associated with the application process of liquidating the subsidiaries in Mexico and advisory services with respect to customs issues for one of our former subsidiaries in Mexico.
During the first quarter of fiscal 2008, we recorded net interest income of $99 thousand, compared to net interest expense of $278 thousand in the same period a year earlier. The decrease in interest expense was primarily due to our cumulative profitability over the last twelve months, which resulted in lower borrowing levels under the existing borrowing facility discussed further below.
During the first quarter of fiscal 2008, we recorded approximately $2.1 million as income tax expense on continuing operations. As reported previously, we recorded a valuation allowance reflecting the full reservation of the value of our deferred tax assets at the end of fiscal 2003 because we deemed then that it was more likely than not that our deferred tax assets would not be realized. In the second quarter of fiscal 2007, we determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, that a valuation allowance against net deferred tax assets was no longer required because it is more likely than not that the deferred tax assets will be realized in future periods. In the first quarter of fiscal 2007, we recorded $81 thousand in income tax expense on continuing operations, primarily as a result of alternative minimum tax expense, which was due to the full valuation reserves maintained during that period.
Based on the results of continuing operations noted above, we reported net earnings of approximately $3.8 million or $0.35 per diluted common share for the first quarter of fiscal 2008 and net earnings of $6.3 million or $0.60 per diluted common share for the comparable quarter in fiscal 2007.
Results of Discontinued Operations
There were no net earnings or net losses reported as part of discontinued operations on our former Fargeot business during the first quarter of fiscal 2008. In the comparable quarter of fiscal 2007, we reported net earnings of $73 thousand, or $0.01 net earnings per common share, on Fargeot as a discontinued operation.
Seasonality
Although our various product lines are sold on a year round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for gift-oriented slipper product is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year.
Looking ahead to the remainder of fiscal 2008 and beyond
Looking ahead to the remainder of fiscal 2008 and beyond, we will continue to pursue strategically driven initiatives that are designed to provide measurable and sustainable net sales and profit growth. Based upon our on-hand open-order position as of November 9, 2007, our planned growth initiatives and our reading of the overall current retail environment, we expect our results to be in line with our previously issued guidance of annual net sales to increase 4-to-8 percent during fiscal 2008. Furthermore, we expect fiscal 2008 income from continuing operations before taxes, and excluding the gain of $878,000 on the sale of land reported in the previous fiscal year, to increase 6-to-10 percent from fiscal 2007. As our business continues to be highly seasonal and dependent on the holiday selling season, there is significant inherent risk in the current business model. See the risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of our 2007 Form 10-K.
Liquidity and Capital Resources
Our only source of revenue and cash flow come from our operating activities in North America. When cash inflows are less than cash outflows, we also have access to amounts under our banking borrowing facility, discussed further below, subject to its terms. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations and borrowings under our current or additional credit facilities.
Our liquidity requirements arise from the funding of our working capital needs, which include primarily inventory, operating expenses and accounts receivable, funding of capital expenditures and repayment of our indebtedness. Generally, most of our product purchases from third-party manufacturers are acquired on an open account basis, and to a lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our bank borrowing facility, as described under the caption “Bank Borrowing Facility” below, at the time of shipment of the products and reduce the amount available under our bank borrowing facility when issued.

Cash and cash equivalents on hand was approximately $1.3 million at September 29, 2007 compared to $900 thousand at September 30, 2006 and $18.2 million at June 30, 2007. All references made in this section are on a consolidated basis. Amounts with respect to Fargeot, which have been reclassified as discontinued operations in our Consolidated Statement of Operations for the first quarter of fiscal 2007, have been included, as applicable, in the operating, investing and financing activities sections of this liquidity and capital resources analysis. The net impact on cash from the sale of Fargeot is reflected as an investing activity for the first quarter of fiscal 2008 as described below.
Operating Activities
During the first quarter of fiscal 2008 and first quarter of fiscal 2007, our operations used $16.7 million and $21.0 million of cash, respectively. Consistent with the seasonality of our business model, the operating cash was used principally to fund the working capital needs during both quarterly periods. During the first quarter of fiscal 2008, we internally funded our operations entirely by using our own cash. We were able to do this because of our profitability achieved during fiscal 2007. In contrast, during the first quarter of fiscal 2007, we funded our working capital needs by drawing on our then existing credit line with CIT, as described under the caption “Bank Borrowing Facility” below.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 3.7:1 at September 29, 2007, 1.6:1 at September 30, 2006 and 3.2:1 at June 30, 2007. The increase in our working capital ratio from the end of first quarter of fiscal 2007 to the end of first quarter of fiscal 2008 was due primarily to the impact of cumulative earnings over that period and the effect of reversing the tax valuation reserve on deferred tax assets during the second quarter of fiscal 2007.
Investing Activities
During the first quarter of fiscal 2008, investing activities used $334 thousand in cash. Our investing activities involved primarily $400 thousand in capital expenditures, offset by the net change in cash of $66 thousand resulting from the disposition of our former Fargeot subsidiary. During the first quarter of fiscal 2007, investing activities used $279 thousand, primarily associated with capital expenditures.
Financing activities
During the first quarter of fiscal 2008, financing activities provided $130 thousand in cash. This financing cash inflow resulted primarily from $149 thousand of cash provided from the exercise of stock options by our employees and non-employee directors of R.G. Barry Corporation, offset by $19 thousand used to reduce our outstanding debt obligations. During the first quarter of fiscal 2007, financing activities provided $21.2 million, most of which was provided by short-term borrowings under our existing borrowing facility at that time.
2008 Liquidity
We believe our sources of cash on-hand, cash from operations and funds available under our bank borrowing facility, as described below, will be adequate to fund our operations and capital expenditures through the remainder of fiscal 2008.
Bank Borrowing Facility
On March 29, 2007, we entered into an unsecured Revolving Credit Agreement (the “New Facility”) with The Huntington National Bank (“Huntington”). The New Facility replaced the former borrowing facility with The CIT Group/Commercial Services, Inc. Under the terms of the New Facility, Huntington is obligated to advance us funds for a period of three years in the following amounts:
Year 1 — $20 million from July to December; $5 million from January to June;
Year 2 — $16 million from July to December; $5 million from January to June; and
Year 3 — $12 million from July to December; $5 million from January to June
The termination and maturity date of the New Facility is March 31, 2010, but it may be extended for one-year periods upon the agreement of the Company and Huntington. Under its terms, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.25 to 1.0, which is calculated quarterly on a trailing 12-month basis, and (b) maintaining a consolidated net worth of at least $29 million, increased annually by an amount equal to 50% of our consolidated net income subsequent to June 30, 2007. Further, the New Facility must be rested for at least 30 consecutive days beginning on February 1st of each year and borrowings under the New Facility may not exceed 80% of the Company’s eligible accounts receivable and 50% of its eligible inventory at any given time. The interest rate on the New Facility is a variable rate equal to LIBOR plus 1.20%. Additionally, we agreed to pay a quarterly fee for any unused amount of the New Facility equal to 1/4 percent of the average unused balance of the New Facility, a commitment fee of $5 thousand, which was due at closing, and an annual facility fee of $2.5 thousand due on the last day of March commencing March 31, 2008. During the first quarter of fiscal 2008, we incurred unused line fees of approximately $12 thousand. As of September 29, 2007, we had no amounts outstanding and had $19.8 million available under the New Facility.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of September 29, 2007, we reported approximately $78 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement entered into with the mother of our chairman as disclosed in Note 8 of the Notes to Consolidated Financial Statements included in the Quarterly Report on Form 10-Q. At the end of the first quarter of fiscal 2008, we reported approximately $252 thousand as consolidated long-term debt, all of which was related to the obligation with the mother of our chairman.
Off-Balance Sheet Arrangements and Contractual Obligations
There were no material changes to “Off-Balance Sheet Arrangements” and “Contractual Obligations” since the end of fiscal 2007, other than routine payments. For more detail on off-balance sheet arrangements and contractual obligations, please refer to Liquidity and Capital Resources – “Other Matters Impacting Liquidity and Capital Resources” of our 2007 Annual Report to Shareholders, which was incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of Part II of our 2007 Form 10-K.
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
The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures for the quarterly period. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes (1) (a) through (v) of the Notes to Consolidated Financial Statements included in our 2007 Annual Report to Shareholders, which was incorporated by reference into “Item 8. Financial Statements and Supplementary Data” of Part II of our 2007 Form 10-K.
(a)	We recognize revenue when the following criteria are met:
•	goods are shipped from our warehouses and other third-party distribution locations, at which point our customers take ownership and assume risk of loss;

•	collection of the related receivable is probable;

•	persuasive evidence of a sale arrangement exists; and

•	the sales price is fixed or determinable.
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

consumer confidence leading towards and through the holiday selling season; and other related factors. During the first quarter of fiscal 2008, we reduced by $231 thousand from our customer incentive reserves of $1.7 million established at June 30, 2007. This favorable adjustment was specific to one specialty channel customer and resulted from better than expected sell through rates than anticipated in our fiscal 2007 year-end estimates.
(b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. No significant changes occurred during the first quarter of fiscal 2008 with respect to these estimates made at June 30, 2007.
(c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. We recorded a valuation allowance when it was more likely than not that some portion or all of our deferred tax assets would not be realized. Accordingly, beginning with year-end fiscal 2003, we established a valuation allowance against the value of those deferred tax assets. At that time, there was not sufficient historical assurance that future taxable income would be generated to offset these deferred deductible items. Accordingly, we established a valuation allowance against the net deferred tax assets in the amount of $18.3 million at the end of the 2006 transition period.
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
In addition, we make ongoing assessments of income tax exposures that may arise at the federal, state or local tax levels. As a result of these evaluations, any exposure deemed more likely than not will be quantified and accrued as tax expense during the period and reported in a tax contingency reserve. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. At the end of the first quarter of fiscal 2008, our tax contingency reserve was $0. There were no significant uncertainties existing under FIN 48 when we adopted FIN 48 as of July 1, 2007.
Actual results may vary from any of these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements.” This standard becomes effective for fiscal years beginning after November 15, 2007 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. We do not expect the implementation of SFAS No. 157 to have a significant effect on the financial position or results of operations of our company.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During the first quarter of fiscal 2008, all of our sales were conducted in North America and denominated in U.S. Dollars. For any significant sales transactions denominated in other than U.S. Dollars, we have generally followed the practice of hedging against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from adverse currency fluctuations. At the end of the first quarter of fiscal 2008 and the end of fiscal 2007, the Company did not have any such foreign exchange contracts outstanding.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates primarily to the impact of changes in short-term interest rates that may result from the floating rate nature of our New Facility. At September 29, 2007, we had no borrowings outstanding under the New Facility. Based on our projected future funding needs for the next 12-month period, we do not expect any significant borrowings under our current facility. We typically do not hedge our exposure to floating interest rates.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended September 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 4T – Controls and Procedures
Not Applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
No response required.
Item 1A. Risk Factors
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “Item 1A. Risk Factors” of Part I of our 2007 Form 10-K, we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2007 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described could materially adversely affect our business, our operating results, or our financial condition and the actual outcome of matters as to which forward-looking statements are made.
Our North America business, which is our primary business, is dependent on our ability to continue sourcing products from outside North America.
We do not own or operate any manufacturing facilities in North America and depend upon third parties to manufacture all of our products. During the 2007 fiscal year and through most of the first quarter of fiscal 2008, 100% of our products were manufactured in China. Going forward, we expect to source our Superga® branded products from third-party manufacturers primarily located in Vietnam. The inability of our third-party manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our third-party manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
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
As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Our two largest customers combined accounted for over 40% of our consolidated net sales in fiscal 2007. We expect our business with these customers will be represented in the same proportion to our annual consolidated net sales for fiscal 2008. If either one of these customers reduced or discontinued its product purchases from us, it would adversely and materially affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry our products, which could adversely affect our results.
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
     (c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended September 29, 2007. The Company does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
(a), (b) Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     (a) R.G. Barry Corporation’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on November 8, 2007. At the close of business on the record date September 10, 2007, 10,385,647 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 9,038,687, or 87.03% of the outstanding common shares entitled to vote, were represented in person or by proxy.
     (b) and (c) Directors elected at the Annual Meeting, for a three-year term to expire at the 2010 Annual Meeting of Shareholders were:
          Nicholas DiPaolo
               For: 7,949,285 Withheld: 1,089,402 Broker non-votes: none Abstention: none
          David Nichols
               For: 7,945,042 Withheld: 1,093,645 Broker non-votes: none Abstention: none
          Edward Stan
               For: 7,869,742 Withheld: 1,168,945 Broker non-votes: none Abstention: none
          Other directors whose terms of office continued after the Annual Meeting:
          David Lauer Roger Lautzenhiser Janice Page Tom Von Lehman Greg Tunney Harvey Weinberg Gordon Zacks
     (d) Not Applicable

Item 5. Other Information
     No response required
Item 6. Exhibits
     See Index to Exhibits at page 23.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION
Registrant

Date: November 13, 2007	By:	/s/ Daniel D. Viren

Daniel D. Viren
Senior Vice President – Finance, Chief Financial
Officer and Secretary (Principal Financial Officer)
(Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Summary of Compensation for Directors of R.G. Barry Corporation	Incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2007 of R.G. Barry Corporation (File No. 001-08769)

10.2	2008 R.G. Barry Corporation Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report of R.G. Barry Corporation on Form 8-K dated and filed August 28, 2007 (File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith