Form 10-Q
period 2007-12-29
BARRY R G CORP /OH/
filed 2008-02-08
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐   Accelerated filer   ☐    Non-accelerated filer   ☑   Smaller reporting company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1 Par Value, Outstanding as of February 7, 2008 — 10,405,080
Index to Exhibits at page 23

EX-31.1
EX-31.2
EX-32.1

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosure in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or words with similar meanings. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (our “2007 Form 10-K”), as well as any other cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described (a) in “Item 1A. Risk Factors” of Part II, and elsewhere, in this Quarterly Report on Form 10-Q or (b) in “Item 1A. Risk Factors” of Part I of our 2007 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2008	52 weeks ending June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007

2006 transition period	26 weeks ended July 1, 2006

First half fiscal 2008	26 weeks ended December 29, 2007
First half fiscal 2007	26 weeks ended December 30, 2006

Second quarter of fiscal 2008	13 weeks ended December 29, 2007
Second quarter of fiscal 2007	13 weeks ended December 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 29, 2007	June 30, 2007

ASSETS
Cash and cash equivalents	$23,105	$18,207
Short term investments	1,090	—
Accounts receivable (less allowances of $11,368 and $2,190, respectively)	10,305	6,860
Inventory	14,428	14,639
Deferred tax assets — current	1,684	6,243
Prepaid expenses	1,039	949
Assets held for disposal	—	2,788

Total current assets	51,651	49,686

Property, plant and equipment, at cost	10,367	9,294
Less accumulated depreciation and amortization	7,272	7,039

Net property, plant and equipment	3,095	2,255

Deferred tax assets — noncurrent	8,360	8,404
Other assets	3,108	3,183

Total assets	$66,214	$63,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$2,200	$2,200
Current installments of long-term debt	78	78
Accounts payable	6,753	7,443
Accrued expenses	2,065	3,412
Liabilities associated with assets held for disposal	—	2,357

Total current liabilities	11,096	15,490

Accrued retirement costs and other	10,828	11,551
Long-term debt, excluding current installments	233	272

Total liabilities	22,157	27,313

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,405 and 10,352 shares, respectively (excluding treasury shares of 1,005 and 1,000, respectively)	10,405	10,352
Additional capital in excess of par value	14,976	14,546
Accumulated other comprehensive loss	(4,457)	(3,968)
Retained earnings	23,133	15,285

Total shareholders’ equity	44,057	36,215

Total liabilities and shareholders’ equity	$66,214	$63,528

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Second Quarter		First Half
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007

Net sales	$38,555	$39,527	$70,685	$74,818
Cost of sales	22,813	24,337	40,884	44,809

Gross profit	15,742	15,190	29,801	30,009
Selling, general and administrative expenses	9,340	8,562	17,605	16,768
Gain on disposal of land	—	(878)	—	(878)
Restructuring and asset impairment charges	—	(2)	—	72

Operating profit	6,402	7,508	12,196	14,047
Other income	35	51	50	96
Interest income (expense), net	79	(257)	178	(536)

Income from continuing operations, before income tax	6,516	7,302	12,424	13,607
Income tax expense (benefit)	2,434	(12,929)	4,576	(12,849)

Earnings from continuing operations	4,082	20,231	7,848	26,456
Earnings from discontinued operations, net of income taxes	—	80	—	153

Net earnings	$4,082	$20,311	$7,848	$26,609

Earnings per common share: continuing operations
Basic	$0.39	$2.02	$0.75	$2.64

Diluted	$0.38	$1.95	$0.74	$2.56

Earnings per common share: discontinued operations
Basic	—	$0.01	—	$0.01

Diluted	—	$0.01	—	$0.01

Net earnings per common share
Basic	$0.39	$2.03	$0.75	$2.65

Diluted	$0.38	$1.96	$0.74	$2.57

Average number of common shares outstanding
Basic	10,426	10,040	10,411	10,030

Diluted	10,640	10,384	10,664	10,358

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Half
	Fiscal 2008	Fiscal 2007
Operating activities:
Net earnings	$7,848	$26,609
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	264	259
Deferred income tax expense (benefit)	4,477	(13,443)
Stock-based compensation expense	325	288
Gain on disposal of property, plant and equipment, net	—	(867)
Changes in:
Accounts receivable	(3,445)	(6,981)
Inventory	211	13,900
Prepaid expenses and other	(15)	461
Accounts payable	(768)	(4,254)
Accrued expenses	(1,396)	(1,898)
Accrued retirement costs and other, net	(723)	(676)

Net cash provided by operating activities	6,778	13,398

Investing activities:
Purchase of short term investments	(1,090)	—
Purchases of property, plant and equipment	(1,028)	(412)
Proceeds from sale of property, plant and equipment	4	887
Proceeds from sale of subsidiary, net	66	—

Net cash provided by (used in) investing activities	(2,048)	475

Financing activities:
Additions to short-term debt	—	54
Repayment of short-term and long-term debt	(39)	(109)
Proceeds from common shares issued	207	21

Net cash provided by (used in) financing activities	168	(34)

Effect of exchange rates on cash and cash equivalents	—	16

Net increase in cash and cash equivalents	4,898	13,855
Cash and cash equivalents at the beginning of the period	18,207	988

Cash and cash equivalents at the end of the period	$23,105	$14,843

Supplemental cash flow disclosures:
Interest paid	$99	$585
Income taxes paid, net of taxes refunded	107	273
See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2008 and the Second Quarter and First Half of Fiscal 2007
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
On June 18, 2007, R.G. Barry Corporation’s Board of Directors approved a plan to sell its 100% ownership in Escapade, S.A. and its Fargeot et Compagnie, S.A subsidiary (collectively, “Fargeot”). As a result of this action and consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for Fargeot have been reported as discontinued operations in the Company’s Consolidated Statements of Operations for the second quarter and first half of fiscal 2007. Furthermore, the assets and liabilities related to these discontinued operations have been reclassified to current assets held for disposal and current liabilities associated with assets held for disposal in the Company’s Consolidated Balance Sheet as of June 30, 2007. Fargeot’s business was the only business reported in the Company’s Barry Comfort Europe operating segment. The sale of Fargeot was completed on July 20, 2007, as further detailed in Note 10.
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
The Company’s reporting period is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the second quarter and first half of fiscal 2008 are not necessarily indicative of the annual results that may be expected for fiscal 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report to Shareholders of R.G. Barry Corporation for the fiscal year ended June 30, 2007, which are incorporated by reference into “Item 8 — Financial Statements and Supplementary Data” of R.G. Barry Corporation’s Annual Report on Form 10-K for fiscal 2007.
2. Short-Term Investments
The Company’s short-term investments are comprised of debt securities with an interest rate determined at the time of purchase and reset on a weekly basis. These debt securities can be liquidated into cash within seven days at the option of the Company via tender of the securities to the third-party financial institution serving as remarketing agent and/or guarantor for the debt securities. These investments are guaranteed as to both principal and accumulated interest through a letter of credit guarantee provided by the third party financial institution.
3. Stock-Based Compensation:
The Company adopted SFAS No. 123 (revised 2004), “Shared-Based Payment,” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2008 and the Second Quarter and First Half of Fiscal 2007
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
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $175 and $134 of stock-based compensation expense for the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively. The Company recognized stock-based compensation expense of $325 and $288 for the first half of fiscal 2008 and the first half of fiscal 2007, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated in respect of such awards. The Company did not grant any stock options in the first half of fiscal 2008 but granted an aggregate of 95,900 RSUs on August 30, 2007 and 4,800 RSUs on October 8, 2007 to certain members of management. During the first half of fiscal 2007, the Company granted ISOs covering 5,000 common shares to one member of management and an aggregate of 10,800 RSUs to a member of management and to one member of our Board of Directors.
Total compensation cost of stock options granted but not yet vested as of December 29, 2007 was approximately $175, which will be recognized over a weighted average period of approximately 2 years.
Prior to the approval of the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs were granted, some of which remain outstanding. All stock options granted under the 2005 Plan and other previous plans are currently exercisable for periods of up to 10 years from date of grant at prices not less than fair market value of the underlying common shares on the date of grant. Plan activity for the first half of fiscal 2008 for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted is as follows:

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 30, 2007	280,100	435,900	$5.79
Granted	—	—	—
Exercised	(40,300)	(6,700)	$3.48
Expired/Cancelled	—	—	—

Outstanding at December 29, 2007	239,800	429,200	$5.92

Options exercisable at December 29, 2007	185,300	335,900

The following is a summary of the status of the Company’s RSUs as of December 29, 2007 and activity during the first half of fiscal 2008:

	Number of common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at June 30, 2007	85,900	$7.82
Granted	100,700	$9.02
Vested	(11,200)	$6.18
Forfeited	(3,200)	$6.18

Nonvested at December 29, 2007	172,200	$8.66

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2008 and the Second Quarter and First Half of Fiscal 2007
(dollar amounts in thousands, except per share data)
Total compensation cost of RSUs granted, but not yet vested, as of December 29, 2007 was approximately $1,133. This amount is expected to be recognized over a weighted average period of 3 years.
The aggregate intrinsic value, as defined in SFAS 123R, of stock options exercised and RSUs vested during the first half of fiscal 2008 and first half of fiscal 2007 was $370 and $214, respectively.
4. Income Taxes:
Income tax expense for the first half of fiscal 2008 and first half of fiscal 2007 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to income from continuing operations before income taxes as a result of the following:

	First Half
	Fiscal 2008	Fiscal 2007
Computed “expected” tax expense	$4,224	$4,705
State income tax expense, net of federal benefit	379	412
Change in valuation allowance	—	(18,273)
Other, net	(27)	384

Total expense (benefit)	$4,576	$(12,772)

Total expense allocated to discontinued operations	—	77

Total expense (benefit) on continuing operations	$4,576	$(12,849)

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company originally recorded a valuation allowance for the carrying amount of its deferred tax assets at the close of fiscal 2003, which ended on January 3, 2004. The Company’s valuation allowance against its net deferred tax assets and net operating loss carryforwards at the end of the 2006 transition period was $18,273.
The valuation allowance against deferred tax assets was maintained through the end of the first quarter of fiscal 2007. In the second quarter of fiscal 2007, the Company determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, that a valuation allowance against net deferred tax assets was no longer required because it was more likely than not that the Company’s deferred tax assets would be realized in future periods. Accordingly, the valuation allowance was reversed and recognized as a benefit in the second quarter of fiscal 2007.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments to the Company’s reserve for uncertain tax positions. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions at the end of the second quarter of fiscal 2008 or the end of fiscal 2007. The Company does not expect any significant changes in its reserve for uncertain tax positions for the next twelve months. The Company continues to follow a policy of including any related interest or penalties on uncertain tax positions as a component of income tax expense.
The Company files a consolidated U.S. Federal income tax return and consolidated and separate company income tax returns in various U.S. state and local jurisdictions. Generally, the Company is no longer subject to income tax examinations by federal, state or local tax authorities through the tax year ended December 31, 2003.
5. Net Earnings Per Common Share:
Basic net earnings per common share have been computed based on the weighted average number of common shares outstanding during each reporting period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding during each reporting period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and RSUs.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2008 and the Second Quarter and First Half of Fiscal 2007
(dollar amounts in thousands, except per share data)
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share, with common shares represented in thousands:

	Second Quarter		First Half
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Numerator:
Net earnings	$4,082	$20,311	$7,848	$26,609

Denominator:
Weighted average common shares outstanding	10,426	10,040	10,411	10,030
Effect of potentially dilutive securities: stock options and RSUs	214	344	253	328

Weighted average common shares outstanding, assuming dilution	10,640	10,384	10,664	10,358

Basic net earnings per common share	$0.39	$2.03	$0.75	$2.65

Diluted net earnings per common share	$0.38	$1.96	$0.74	$2.57

The Company excluded stock options to purchase approximately 131 thousand and 167 thousand common shares, respectively, for the second quarter of fiscal 2008 and second quarter of fiscal 2007 from the calculation of diluted earnings per share. The Company excluded stock options to purchase approximately 74 thousand and 167 thousand common shares from the calculation of diluted earnings per common share for the first half of fiscal 2008 and first half of fiscal 2007, respectively, due to the anti-dilutive nature of these stock options, measured using the average market prices during those quarterly periods.
6. Inventories:
Inventory by category consisted of the following:

	December 29, 2007	June 30, 2007
Raw materials	$167	$158
Finished goods	14,261	14,481

Total inventory	$14,428	$14,639

Inventory write-downs, recognized as a part of cost of sales, were $211 and $306 for the second quarter of fiscal 2008 and second quarter of fiscal 2007, respectively, and $450 and $911 for the first half of fiscal 2008 and first half of fiscal 2007, respectively.
7. Employee Retirement Plans:
In making the annually required pension computations, the Company uses a measurement date of March 31, effective with the 2006 transition period and the related change in its fiscal year-end.
The Company expects to make payments of $1,561 in fiscal 2008 to the funded, qualified associate retirement plan and meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the second quarter of fiscal 2008, actual payments of approximately $716 were made into the funded, qualified associate retirement plan and actual payments of approximately $330 were made to the current participants in the unfunded, nonqualified supplemental retirement plans.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Second Quarter		First Half
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Service cost	$11	$19	$22	$38
Interest cost	573	445	1,146	889
Expected return on plan assets	(539)	(370)	(1,078)	(740)
Net amortization	106	104	213	213

Total pension expense	$151	$198	$303	$400

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2008 and the Second Quarter and First Half of Fiscal 2007
(dollar amounts in thousands, except per share data)
8. Comprehensive income (loss):
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings, pension related adjustments and foreign currency translation adjustments as follows:

	Second Quarter		First Half
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Net earnings	$4,082	$20,311	$7,848	$26,609
Pension related adjustment	—	—	(124)	—
Foreign currency translation adjustments	—	72	(365)	91

Total comprehensive income	$4,082	$20,383	$7,359	$26,700

The components of accumulated other comprehensive loss adjustments at the end of the reporting periods were as follows:

	December 29, 2007	June 30, 2007
Accumulated foreign currency translation adjustments	$—	$365
Pension related adjustment, net of taxes	(4,457)	(4,333)

Accumulated other comprehensive loss	$(4,457)	$(3,968)

9. Related Party Transactions:
The Company and its non-executive chairman (“chairman”) are parties to an agreement under which the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5,000 life insurance policy on the chairman. In addition, the Company maintains another policy insuring the life of the chairman. The cumulative cash surrender value of these policies approximates $2,500, which is included in other assets in the accompanying consolidated balance sheets. Effective March 2004 and continuing through December 29, 2007, the Company has borrowed against the cash surrender value of these policies. At December 29, 2007, there was $2,200 short-term notes payable outstanding against the cash surrender value of these policies. There were no changes in the agreement between the Company and its chairman during the second quarter of fiscal 2008.
On August 11, 2005 (the “Effective Date”), the Company and the mother of the chairman entered into an agreement whereby she transferred all of her product designs and patent rights to the Company as of the Effective Date and released all unpaid claims that would have accrued under a previous agreement and through the Effective Date for the sum of $600. This amount is to be paid in 24 quarterly payments of $25 each. Since the death of the chairman’s mother in February 2007, the Company has been making these quarterly payments to the successor trust designated by the mother of the chairman. The quarterly payments began on the Effective Date and have been and will be due and payable on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, the net present value of this obligation was computed at approximately $495, discounted at 7%, and this amount was charged to earnings. As of December 29, 2007, the Company reported $78 of the then outstanding net present value amount as current installments of long-term debt and the remaining $233 as long-term debt.
10. Disposal of Fargeot/Discontinued Operations
At the end of fiscal 2007, the Board of Directors of R.G. Barry Corporation approved a plan to dispose of its 100% ownership in Fargeot, in a move to strategically align all elements of its operations with the business model adopted in fiscal 2004. Accordingly, the Company has classified the operations of Fargeot as discontinued operations for the second quarter and first half of fiscal 2007 reported in the Company’s Consolidated Statements of Operations. The assets and liabilities related to these discontinued operations were reclassified to current assets held for disposal and current liabilities associated with assets held for disposal, as applicable, as of June 30, 2007. The Company recorded an impairment loss of $1,240 in the fourth quarter of fiscal 2007 on Fargeot’s assets based on the net recoverable value expected on the sale of Fargeot. The Company announced on July 20, 2007 that it completed the sale of Fargeot to M.T. SARL of Thiviers, France, for 350 thousand Euros, or approximately $480. The principals of M.T. SARL include members of management of the Company’s former subsidiary. The net value of the business at the close of fiscal 2007 was estimated at $474.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2008 and the Second Quarter and First Half of Fiscal 2007
(dollar amounts in thousands, except per share data)
For the second quarter and first half of fiscal 2008, there were no sales, net earnings or net loss reported from Fargeot. Fargeot reported net earnings of $80 on net sales of $1,339 in the second quarter of fiscal 2007 and reported net earnings of $153 on net sales of $3,578 in the first half of fiscal 2007.
11. Contingent Liabilities:
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s financial position or results of operations.
12. Recently Issued Accounting Standards:
In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements.” This standard becomes effective for financial assets and liabilities, as well as any assets carried at fair value, for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. This standard becomes effective for nonfinancial assets and liabilities for financial statements issued after November 15, 2008 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning on June 29, 2008. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The application of the provisions of SFAS No. 157 will not have a significant effect on the Company’s financial position or its results of operations since it primarily relates to disclosures about fair value measurements.
In December 2007, the FASB released SFAS No. 141(revised 2007), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.151.” These standards become effective for fiscal years beginning on or after December 15, 2008, and they provide guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards become effective for the Company’s fiscal year beginning on June 28, 2009. The provisions of these standards will be applied on a prospective basis and thus will not have an effect on the Company’s historical financial position or its results of operations.

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
Our annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. For definitional purposes, as used throughout this MD&A, the terms listed below include the respective periods noted:

Fiscal 2008	52 weeks ending June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007

2006 transition period	26 weeks ended July 1, 2006

First half fiscal 2008	26 weeks ended December 29, 2007
First half fiscal 2007	26 weeks ended December 30, 2006

Second quarter of fiscal 2008	13 weeks ended December 29, 2007
Second quarter of fiscal 2007	13 weeks ended December 30, 2006
Results of Continuing Operations
During the second quarter of fiscal 2008, net sales were $38.6 million, representing a $1.0 million or 2.5% decrease over the comparable quarter in fiscal 2007. The quarter-on-quarter decrease in net sales was primarily due to a reduction of approximately $5.2 million in sales to customers in the mass merchandising and department store channels, offset by an increase of $4.7 million in sales to customers in the warehouse club, closeout and specialty store channels. The decreases in net sales for the quarter were consistent with our planned transition of product that resulted from our largest customer, Wal-Mart Stores, Inc., selecting us as their sole supplier for their basic replishment slipper business as well as consistent with the downward retail sales trends recently reported for the 2007 holiday season for customers in the department store channels. The increases in net sales for the quarter were due to our successful sales programs with customers in the warehouse club and closeout channels, as well as the effect of shipping new product to customers in the specialty store channel.
For the first half of fiscal 2008, net sales were $70.7 million, representing a $4.1 million or 5.5% decrease over the comparable period in fiscal 2007. The decrease in net sales for the first half reflects primarily the effect of a reduction of approximately $9.0 million in sales to customers in department stores channel and a reduction of sales to our largest customer, offset by an increase of nearly $4.0 million in sales to customers in the warehouse club, closeout and specialty store channels, as well as the impact of a $423 thousand favorable adjustment made to the customer incentive reserve estimated at the end of fiscal 2007. This favorable adjustment resulted from sell through rates that were better than anticipated in our fiscal 2007 year-end estimates for customers in the specialty and department store channels. The decreases in net sales for the first half of fiscal 2008 were due primarily to the product transition initiative with our largest customer and the downward retail sales trends recently reported for the 2007 holiday season for customers in the department store channels as mentioned above. The increases in net sales for the first half of fiscal 2008 were due to a successful sales program with customers in the warehouse club channel and the effect of shipping new product to customers in the specialty store channel.
Gross profit for the second quarter of fiscal 2008 was $15.7 million or 40.8% of net sales, compared to $15.2 million or 38.4% of net sales for the comparable period in fiscal 2007. Gross profit for the first half of fiscal 2008 was $29.8 million or 42.2% of net sales, compared to $30.0 million or 40.1% of net sales for the first half of fiscal 2007. The quarterly and six-month increases of 2.4 and 2.1 percentage points in gross profit as a percent of net sales, respectively, were due primarily to increased sales of higher margin product and higher margins earned on our closeout product, offset in part by continued increases in the prices we pay for product sourced from third-party manufacturers.
Selling, general and administrative (“SG&A”) expenses for the second quarter and first half of fiscal 2008 increased by $778 thousand and $837 thousand, respectively, over the comparable reporting periods in fiscal 2007. As a percent of net sales, SG&A expenses were 24.2% in the second quarter of fiscal 2008 and 21.7% in the comparable quarter a year earlier. SG&A expenses were 24.9% and 22.4% as a percent of net sales in the first half of fiscal 2008 and the comparable period in fiscal 2007, respectively.
The quarter-on-quarter net increase in SG&A expenses was due primarily to a $438 thousand increase in print advertising, a $183 thousand increase in other marketing related activities associated with our new brandline initiatives, and a $157 thousand net increase incurred in a variety of other expense areas. The increase in SG&A expenses for the first half of fiscal 2008 included an $810 thousand increase in print advertising expense; a $328 thousand increase in other marketing costs associated with new our brandline initiatives; and a $298 thousand increase in legal and consulting expense associated with a variety of projects undertaken during the period; offset primarily by a decrease of $672 thousand in incentive bonus expense recognized in the six-month reporting period of fiscal 2008.
During the first half of fiscal 2007, we recorded $72 thousand as a restructuring charge. Costs incurred in the first half of fiscal 2007 were primarily due to professional fees associated with the application process of liquidating the subsidiaries in Mexico and advisory services with respect to customs issues for one of our former subsidiaries in Mexico. No restructuring charges were recorded during the second quarter and first half of fiscal 2008.
During the second quarter and first half of fiscal 2008, we recorded net interest income of $79 thousand and $178 thousand, respectively, compared to net interest expense of $257 thousand and $536 thousand for the same respective periods in fiscal 2007. The decrease in interest expense was primarily due to our cumulative profitability over the last twelve months, which resulted in lower borrowing levels under our existing borrowing facility discussed further below.
During the second quarter and first half of fiscal 2008, we recorded approximately $2.4 million and $4.6 million, respectively, as income tax expense on continuing operations. As reported previously, we recorded a valuation allowance for the carrying amount of our deferred tax assets at the end of fiscal 2003 because we deemed then that it was more likely than not that our deferred tax assets would not be realized. In the second quarter of fiscal 2007, we determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, that a valuation allowance against net deferred tax assets was no longer required because it is more likely than not that the deferred tax assets will be realized in future periods. In the first quarter of fiscal 2007, we recorded $81 thousand in income tax expense on continuing operations, primarily as a result of alternative minimum tax expense, which was due to the full valuation reserves maintained during that period. With reversal of the tax valuation allowances, we reported $12.9 million and $12.8 million of income tax benefit for the second quarter and first half of fiscal 2007, respectively.
Based on the results of continuing operations noted above, we reported net earnings of approximately $4.1 million or $0.38 per diluted common share for the second quarter of fiscal 2008 and $7.8 million or $0.74 per diluted common share for the first half of fiscal 2008. We reported $20.2 million or $1.95 per diluted common share for the second quarter of fiscal 2007 and $26.4 million or $2.56 per diluted common share for the first half of fiscal 2007.
Results of Discontinued Operations
There were no net earnings or net losses reported as part of discontinued operations on our former Fargeot business during the second quarter or first half of fiscal 2008. In the second quarter and first half of fiscal 2007, we reported net earnings of $80 thousand, or $0.01 net earnings per diluted common share, and $153 thousand, or $0.01 net earnings per diluted common share, respectively, as part of discontinued operations on Fargeot.
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

Looking ahead to the remainder of fiscal 2008 and beyond
Looking ahead to the remainder of fiscal 2008 and beyond, we will continue to pursue strategically driven initiatives that are designed to provide measurable and sustainable net sales and profit growth. Based upon our on-hand open-order position as of January 25, 2008, our planned growth initiatives and our reading of the overall current retail and economic environment, we expect our fiscal 2008 annual net sales increase to be near the lower end of the previously-issued 4-to-8 percent guidance and an increase in income from continuing operations before taxes and excluding any gains from the sale of assets to be near the mid-to-upper point of the previously-issued 6-to-10 percent range. As our business continues to be highly seasonal and dependent on the holiday selling season, there is significant inherent risk in the current business model. See the risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of our 2007 Form 10-K.
Liquidity and Capital Resources
Our only source of revenue and cash flow comes from our operating activities in North America. When cash inflows are less than cash outflows, we also have access to amounts under our bank facility, discussed further under the caption “Bank Facility” below, subject to its terms. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations and borrowings under our current or additional credit facilities.
Our liquidity requirements arise from the funding of our working capital needs, which include primarily inventory, operating expenses and accounts receivable, funding of capital expenditures and repayment of our indebtedness. Generally, most of our product purchases from third-party manufacturers are acquired on an open account basis, and to a lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our bank borrowing facility at the time of shipment of the products and reduce the amount available under our bank borrowing facility when issued.
Cash and cash equivalents on hand was approximately $23.1 million at December 29, 2007 compared to $14.8 million at December 30, 2006 and $18.2 million at June 30, 2007. Short-term investments were approximately $1.1 million at December 29, 2007, $0 at December 30, 2006 and $0 at June 30, 2007.
All references made in this section are on a consolidated basis. Amounts with respect to Fargeot, which have been reclassified as discontinued operations in our Consolidated Statements of Operations for the second quarter and first half of fiscal 2007, have been included, as applicable, in the discussion of operating, investing and financing activities sections of this liquidity and capital resources analysis. The net impact on cash from the sale of Fargeot is reflected as an investing activity for the second quarter and first half of fiscal 2008 as described below.
Operating Activities
During the first half of fiscal 2008 and first half of fiscal 2007, our operations provided $6.8 million and $13.4 million of cash, respectively. The operating cash flows were primarily the result of earnings from continuing operations for those periods adjusted for non-cash items such as depreciation and amortization, deferred income tax expense (benefit), stock-based compensation expense and net gain on disposal of property, and changes in our working capital accounts, as discussed in more detail further below. During the first half of fiscal 2008, we funded our operations entirely by using our own cash. We were able to do this because of our profitability achieved during fiscal 2007. In contrast, during the first half of fiscal 2007, we partially funded our working capital needs by drawing on our then existing credit line with The CIT Group/Commercial Services, Inc. (“CIT”).
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 4.7:1 at December 29, 2007, 3.9:1 at December 30, 2006 and 3.2:1 at June 30, 2007. The increase in our working capital ratio from the end of the second quarter of fiscal 2007 to the end of the second quarter of fiscal 2008 was due primarily to the impact of cumulative earnings over that period and the effect of reversing the tax valuation reserve on deferred tax assets during the second quarter of fiscal 2007.
We anticipate continuing to fund our operations by using our internal cash reserves for the remainder of fiscal 2008. Based on our tax net operating loss (“NOLs”) carryforward position at the end of fiscal 2007 and our expected profitability in the future, we plan to utilize the NOLs in future periods, which will favorably impact our cash flow during those periods. We expect to begin paying U.S. federal income taxes in fiscal 2010, which will begin on June 28, 2009 and end on July 3, 2010.
Changes in the primary components of our working capital accounts for the first half of fiscal 2008 and first half of fiscal 2007 were as follows:

•	Net accounts receivable increased by $3.4 million and by nearly $7.0 million during the first half of fiscal 2008 and first half of fiscal 2007, respectively. The increases in net accounts receivable during these reporting periods were due primarily to the seasonality of our business.

•	Net inventories decreased by $211 thousand during the first half of fiscal 2008. This decrease reflected primarily the net effect of our continued success in selling closeout inventories, our planned purchases of inventory to support an initiative with a key customer and purchases made in support of the launching of two new brand lines. The decrease in net inventories of $13.9 million during the first half of fiscal 2007 primarily reflected our successful efforts to manage our inventory levels consistent with our customer-centric sell-in approach as well as our continued success in selling our closeout inventories.

•	Accounts payable decreased by $768 thousand and approximately $4.2 million during the first half of fiscal 2008 and first half of fiscal 2007, respectively. The decreases in accounts payable were due primarily to the timing of purchases and payment for inventories, which were in line with the seasonality of our business and consistent with supporting a product transition initiative with a key customer.

•	Accrued expenses decreased by $1.4 million and $1.9 million during the fist half of fiscal 2008 and fist half of fiscal 2007, respectively. The decreases in accrued expenses were due primarily to a reduction in our bonus incentive accrual recorded at the end of each of the reporting periods.
Investing Activities
During the first half of fiscal 2008, investing activities used $2.0 million in cash. Our investing activities involved primarily $1.1 million in purchases of short-term investments and $1.0 million in capital expenditures, offset by the net change in cash of $66 thousand resulting from the disposition of our former Fargeot subsidiary. During the first half of fiscal 2007, investing activities provided $475 thousand, which included the proceeds of $887 thousand from the sale of land offset by capital expenditures of $412 thousand. The increase in capital expenditures for the first half of fiscal 2008 was due primarily to the installation of a new air conditioning system in our corporate offices. We expect to incur approximately $1.4 million in capital expenditures in fiscal 2008.
Financing activities
During the first half of fiscal 2008, financing activities provided $168 thousand in cash. This financing cash inflow resulted primarily from $207 thousand of cash provided from the exercise of stock options by our employees and non-employee directors of R.G. Barry Corporation, offset by $39 thousand used to reduce our outstanding debt obligations. During the first half of fiscal 2007, financing activities used $34 thousand, which included the use of $55 thousand to reduce our short-term debt, offset by $21 thousand received from the exercise of stock options by our employees during that period.
2008 Liquidity
We believe our sources of cash and cash equivalents on-hand, cash from operations and funds available under our bank borrowing facility, as described below, will be adequate to fund our operations and capital expenditures through the remainder of fiscal 2008.
Bank Facility
On March 29, 2007, we entered into an unsecured Revolving Credit Agreement (the “Bank Facility”) with The Huntington National Bank (“Huntington”). The Bank Facility replaced the former borrowing facility with CIT. Under the terms of the Bank Facility, Huntington is obligated to advance us funds for a period of three years in the following amounts:
Year 1 — $20 million from July to December; $5 million from January to June;
Year 2 — $16 million from July to December; $5 million from January to June; and
Year 3 — $12 million from July to December; $5 million from January to June
The termination and maturity date of the Bank Facility is March 31, 2010, but it may be extended for one-year periods upon the agreement of the Company and Huntington. Under its terms, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.25 to 1.0, which is calculated quarterly on a trailing 12-month basis, and (b) maintaining a consolidated net worth of at least $29 million, increased annually by an amount equal to 50% of our consolidated net income subsequent to June 30, 2007. Further, the Bank Facility must be rested for at least 30 consecutive days beginning on February 1st of each year and borrowings under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable and 50% of its eligible inventory at any given time. The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 1.20%. Additionally, we agreed to pay a quarterly fee for any unused amount of the Bank Facility equal to 1/4 percent of the average unused balance of the Bank Facility, a commitment fee of $5 thousand, which was due at closing, and an annual facility fee of $2.5 thousand due on the last day of March commencing March 31, 2008. During the second quarter and first half of fiscal 2008, we incurred unused line of credit fees of approximately $12 thousand and $24 thousand, respectively. As of December 29, 2007, we had no amounts outstanding and had $12.8 million available under the Bank Facility.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of December 29, 2007, we reported approximately $78 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement entered into with the mother of our chairman as disclosed in Note 9 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. At the end of the second quarter of fiscal 2008, we reported approximately $233 thousand as consolidated long-term debt, all of which was related to the obligation with the mother of our chairman.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to “Off-Balance Sheet Arrangements” and “Contractual Obligations” since the end of fiscal 2007, other than routine payments. For more detail on off-balance sheet arrangements and contractual obligations, please refer to “Liquidity and Capital Resources — Other Matters Impacting Liquidity and Capital Resources” of our 2007 Annual Report to Shareholders, which was incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of Part II of our 2007 Form 10-K.
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

consumer confidence leading towards and through the holiday selling season; and other related factors. During the second quarter and first half of fiscal 2008, we recorded favorable adjustments of $134 thousand and $423 thousand, respectively, related to our customer incentive reserves of $1.7 million established at June 30, 2007. These favorable adjustments were associated with several customers in the specialty and department store channels and resulted from sell through rates that were better than anticipated in our fiscal 2007 year-end estimates. During the second quarter and first half of fiscal 2007, we did not record any significant adjustments related to our customer incentive reserves.
(b) We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. No significant changes occurred during the second quarter and first half of fiscal 2008 with respect to these estimates made at June 30, 2007.
(c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. We recorded a valuation allowance when it was more likely than not that some portion or all of our deferred tax assets would not be realized. Accordingly, beginning with year-end fiscal 2003, we established a valuation allowance against the carrying amount of those deferred tax assets. At that time, there was not sufficient historical assurance that future taxable income would be generated to offset these deferred deductible items. Accordingly, we maintained a valuation allowance against the net deferred tax assets in the amount of $18.3 million at the end of the 2006 transition period.
This full valuation allowance against deferred tax assets was maintained through the first quarter of fiscal 2007. In the second quarter of fiscal 2007, we determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, a valuation allowance against net deferred tax assets was no longer required because it is more likely than not that the Company’s deferred tax assets will be realized in future periods. Accordingly, a 100% reversal of the valuation allowance was recognized in closing out the second quarter of fiscal 2007.
In addition, we make ongoing assessments of income tax exposures that may arise at the federal, state or local tax levels. As a result of these evaluations, any exposure deemed more likely than not will be quantified and accrued as tax expense during the period and reported in a tax contingency accrual. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. At the end of the second quarter of fiscal 2008, our tax contingency reserve was $0. There were no significant uncertainties existing under FIN 48 when we adopted FIN 48 as of July 1, 2007.
Actual results may vary from any of these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements.” This standard becomes effective for financial assets and liabilities, as well as any assets carried at fair value, for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. This standard becomes effective for nonfinancial assets and liabilities for financial statements issued after November 15, 2008 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning on June 29, 2008. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The application of the provisions of SFAS No. 157 will not have a significant effect on the Company’s financial position or its results of operations since it primarily relates to disclosures about fair value measurements.
In December 2007, the FASB released SFAS No. 141 (revised 2007), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.151.” These standards become effective for fiscal years beginning on or after December 15, 2008, and they provide guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards become effective for the

Company’s fiscal year beginning on June 28, 2009. The provisions of these standards will be applied on a prospective basis and thus will not have an effect on the Company’s historical financial position or its results of operations.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During the second quarter and first half of fiscal 2008, all of our sales were conducted in North America and denominated in U.S. Dollars. For any significant sales transactions denominated in other than U.S. Dollars, we have generally followed the practice of hedging against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from adverse currency fluctuations. At the end of the second quarter of fiscal 2008 and the end of fiscal 2007, the Company did not have any such foreign exchange contracts outstanding.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates primarily to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At December 29, 2007, we had no borrowings outstanding under the Bank Facility. Based on our projected future funding needs for the next 12-month period, we do not expect any significant borrowings under our Bank Facility. We typically do not hedge our exposure to floating interest rates.
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
a.	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended December 29, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 4T — Controls and Procedures
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
We do not own or operate any manufacturing facilities in North America and depend upon third parties to manufacture all of our products. During the 2007 fiscal year and through most of the first half of fiscal 2008, 100% of our products were manufactured in China. Going forward, we expect to source our Superga® branded products from third-party manufacturers primarily located in Vietnam. The inability of our third-party manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellations of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our third-party manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
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
As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Our two largest customers combined accounted for over 40% of our consolidated net sales in fiscal 2007. We expect our business with these customers will be represented in the same proportion to our annual net sales for fiscal 2008. If either one of these customers reduced or discontinued its product purchases from us, it would adversely and materially affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry our products, which could adversely affect our results.
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
We rely on distribution centers to store and distribute our products, and if there are any significant disruptions affecting the flow of products to and from any of these facilities, we may be unable to effectively deliver products to our customers.
We rely on our own distribution center in San Angelo, Texas as well as a third-party logistics provider located in California to store our products prior to distribution to our customers. Significant disruptions affecting the flow of products to and from these facilities due to labor disputes such as dock strikes, or any other cause could delay receipt and shipment of a portion of our inventory. This could impair our ability to timely deliver our products to our customers and negatively impact our operating results. Although we have insured our warehoused inventory at its wholesale value against losses due to fire, earthquake, flood and terrorist attacks, our insurance program does not protect us against losses due to delays in our receipt and distribution of products due to transport difficulties, cancelled orders or damaged customer relationships that could result from a major disruption affecting the flow of products to and from our distribution facilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) and (b) Not applicable
     (c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended December 29, 2007. The Company does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
     (a), (b) Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     (a), (b), (c) and (d) Not Applicable
Item 5. Other Information
     No response required
Item 6. Exhibits
     See Index to Exhibits at page 23.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: February 8, 2008	By:	/s/ Daniel D. Viren
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