Form 10-Q
period 2008-03-29
BARRY R G CORP /OH/
filed 2008-05-09
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-08769
R. G. BARRY CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	31-4362899

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

13405 Yarmouth Road NW, Pickerington, Ohio	43147

(Address of principal executive offices)	(Zip Code)
614-864-6400
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1 Par Value, Outstanding as of May 2, 2008 – 10,530,406
Index to Exhibits at page 24

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosure in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (our “2007 Form 10-K”), as well as any other cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described (a) in “Item 1A. Risk Factors” of Part II, and elsewhere, in this Quarterly Report on Form 10-Q or (b) in “Item 1A. Risk Factors” of Part I of our 2007 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2008	52 weeks ending June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007

2006 transition period	26 weeks ended July 1, 2006

Nine months of fiscal 2008	39 weeks ended March 29, 2008
Nine months of fiscal 2007	39 weeks ended March 31, 2007

Third quarter of fiscal 2008	13 weeks ended March 29, 2008
Third quarter of fiscal 2007	13 weeks ended March 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 29, 2008	June 30, 2007
ASSETS
Cash and cash equivalents	$13,003	$18,207
Short-term investments	15,000	—
Accounts receivable (less allowances of $6,774 and $2,190, respectively)	7,515	6,860
Inventory	14,060	14,639
Deferred tax assets – current	1,760	6,243
Prepaid expenses	999	949
Assets held for disposal	—	2,788

Total current assets	52,337	49,686

Property, plant and equipment, at cost	10,099	9,294
Less accumulated depreciation and amortization	7,066	7,039

Net property, plant and equipment	3,033	2,255

Deferred tax assets – noncurrent	8,453	8,404
Other assets	3,184	3,183

Total assets	$67,007	$63,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$2,200	$2,200
Current installments of long-term debt	83	78
Accounts payable	5,421	7,443
Accrued expenses	2,340	3,412
Liabilities associated with assets held for disposal	—	2,357

Total current liabilities	10,044	15,490

Long-term debt, excluding current installments	209	272
Accrued retirement costs and other	10,852	11,551

Total liabilities	21,105	27,313

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,529 and 10,352 shares, respectively (excluding treasury shares of 1,005 and 1,000, respectively)	10,529	10,352
Additional capital in excess of par value	15,489	14,546
Accumulated other comprehensive loss	(4,457)	(3,968)
Retained earnings	24,341	15,285

Total shareholders’ equity	45,902	36,215

Total liabilities and shareholders’ equity	$67,007	$63,528

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Third Quarter		Nine Months
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Net sales	$20,236	$16,375	$90,921	$91,192
Cost of sales	12,248	10,017	53,132	54,825

Gross profit	7,988	6,358	37,789	36,367
Selling, general and administrative expenses	7,067	6,592	24,672	23,361
Gain on disposal of land	—	—	—	(878)
Restructuring and asset impairment charges	—	91	—	163

Operating profit (loss)	921	(325)	13,117	13,721
Other income	—	35	50	131
Interest income (expense), net	242	171	420	(364)

Income (loss) from continuing operations, before income tax	1,163	(119)	13,587	13,488
Income tax expense (benefit)	(45)	(240)	4,531	(13,088)

Earnings from continuing operations	1,208	121	9,056	26,576
Earnings from discontinued operations, net of income taxes	—	87	—	241

Net earnings	$1,208	$208	$9,056	$26,817

Earnings per common share: continuing operations
Basic	$0.12	$0.01	$0.87	$2.65

Diluted	$0.11	$0.01	$0.85	$2.56

Earnings per common share: discontinued operations
Basic	—	$0.01	—	$0.02

Diluted	—	$0.01	—	$0.02

Net earnings per common share
Basic	$0.12	$0.02	$0.87	$2.67

Diluted	$0.11	$0.02	$0.85	$2.58

Average number of common shares outstanding
Basic	10,484	10,069	10,435	10,043

Diluted	10,663	10,482	10,669	10,395

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Fiscal 2008	Fiscal 2007
Operating activities:
Net earnings	$9,056	$26,817
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	442	369
Deferred income tax expense (benefit)	4,309	(13,713)
Stock-based compensation expense	510	440
Loss (gain) on disposal of property, plant and equipment, net	24	(852)
Changes in:
Accounts receivable	(695)	(4,569)
Inventory	579	13,628
Prepaid expenses and other	(10)	704
Accounts payable	(2,021)	(4,648)
Accrued expenses	(1,121)	(1,406)
Accrued retirement costs and other, net	(699)	(1,155)

Net cash provided by operating activities	10,374	15,615

Investing activities:
Purchase of short-term investments, net	(15,000)	—
Purchases of property, plant and equipment	(1,251)	(540)
Proceeds from sale of property, plant and equipment	6	888
Proceeds from sale of subsidiary, net	66	—

Net cash provided by (used in) investing activities	(16,179)	348

Financing activities:
Repayment of short-term and long-term debt	(58)	(228)
Proceeds from common shares issued	659	202

Net cash provided by (used in) financing activities	601	(26)

Effect of exchange rates on cash and cash equivalents	—	14

Net (decrease) increase in cash and cash equivalents	(5,204)	15,951
Cash and cash equivalents at the beginning of the period	18,207	988

Cash and cash equivalents at the end of the period	$13,003	$16,939

Supplemental cash flow disclosures:
Interest paid	$115	$651
Income taxes paid, net of taxes refunded	191	236
See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2008 and the Third Quarter and Nine Months of Fiscal 2007
(dollar amounts in thousands, except per share data)
1. Basis of Presentation
R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries in designing, purchasing, marketing and distributing accessory footwear products. The Company defines accessory footwear as a single segment business with a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. Its products are sold predominantly in North America through department stores, chain stores, warehouse clubs and mass merchandising channels of distribution. Unless the context otherwise requires, references in these notes to consolidated financial statements to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
At the end of fiscal 2007, R.G. Barry Corporation’s Board of Directors approved a plan to sell its 100% ownership in Escapade, S.A. and its Fargeot et Compagnie, S.A subsidiary (collectively, “Fargeot”). As a result of this action and consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for Fargeot were reported as discontinued operations in the Company’s Consolidated Statements of Operations for the third quarter and nine months of fiscal 2007. Furthermore, the assets and liabilities related to these discontinued operations were reclassified to current assets held for disposal and current liabilities associated with assets held for disposal in the Company’s Consolidated Balance Sheet as of June 30, 2007. Fargeot’s business was the only business reported in the Company’s Barry Comfort Europe operating segment. The sale of Fargeot was completed in July 2007, as further detailed in Note 10.
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
The Company’s reporting period is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the third quarter and nine months of fiscal 2008 are not necessarily indicative of the annual results that may be expected for fiscal 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report to Shareholders of R.G. Barry Corporation for the fiscal year ended June 30, 2007, which are incorporated by reference into “Item 8 – Financial Statements and Supplementary Data” of R.G. Barry Corporation’s Annual Report on Form 10-K for fiscal 2007.
2. Short-Term Investments
The Company’s short-term investments are comprised of highly liquid debt securities with an interest rate determined at the time of purchase and reset on a weekly basis. These debt securities are classified as available for sale investments that can be liquidated into cash within seven days via tender of the securities to the third-party financial institution serving as remarketing agent and/or guarantor for the debt securities. The carrying amount of the investments approximates fair value due to the short time such investments are held. These investments are guaranteed as to both principal and accumulated interest through letters of credit provided by third party financial institutions. In some investments, the principal and accumulated interest guarantee is supplemented by insurance from third party insurers. The Company performs periodic evaluations of the credit ratings of third party financial institutions and third party insurers, which are considered as part of the Company’s short-term investment policy.
3. Stock-Based Compensation
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2008 and the Third Quarter and Nine Months of Fiscal 2007
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
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $184 and $152 of stock-based compensation expense for the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively. The Company recognized stock-based compensation expense of $510 and $440 for the nine months of fiscal 2008 and the nine months of fiscal 2007, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated in respect of such awards. The Company did not grant any stock options in the nine months of fiscal 2008 but granted an aggregate of 95,900 RSUs on August 30, 2007 and 4,800 RSUs on October 8, 2007 to certain members of management. During the nine months of fiscal 2007, the Company granted ISOs covering 5,000 common shares to one member of management and an aggregate of 10,800 RSUs to a member of management and to one member of the Company’s Board of Directors.
Total compensation cost of stock options granted but not yet vested as of March 29, 2008 was approximately $132, which will be recognized over a weighted average period of approximately two years.
Prior to the approval of the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs were granted, some of which remain outstanding. All stock options granted under the 2005 Plan and other previous plans are currently exercisable for periods of up to ten years from date of grant at prices not less than fair market value of the underlying common shares on the date of grant. Plan activity for the nine months of fiscal 2008 for grants under the 2005 Plan and the other equity-based compensation plans is as follows:

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 30, 2007	280,100	435,900	$5.79
Granted	—	—	—
Exercised	(49,400)	(121,900)	3.84
Expired/Cancelled	(11,600)	—	3.79

Outstanding at March 29, 2008	219,100	314,000	$6.49

Options exercisable at March 29, 2008	203,100	254,000

The following is a summary of the status of the Company’s RSUs as of March 29, 2008 and activity during the nine months of fiscal 2008:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at June 30, 2007	85,900	$7.82
Granted	100,700	$9.02
Vested	(11,200)	$6.18
Forfeited	(3,200)	$6.18

Nonvested at March 29, 2008	172,200	$8.66

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2008 and the Third Quarter and Nine Months of Fiscal 2007
(dollar amounts in thousands, except per share data)
Total compensation cost of RSUs granted, but not yet vested, as of March 29, 2008 was approximately $995. This amount is expected to be recognized over a weighted average period of three years.
The aggregate intrinsic value, as defined in SFAS 123R, of stock options exercised and RSUs vested during the nine months of fiscal 2008 and nine months of fiscal 2007 was $783 and $314, respectively.
4. Income Taxes
Income tax expense for the nine months of fiscal 2008 and nine months of fiscal 2007 differed from the amounts computed by applying the U.S. Federal income tax rates of 34% (for income up to $10 million) and 35% (for income above $10 million) to income from continuing operations before income taxes as a result of the following:

	Nine Months
	Fiscal 2008	Fiscal 2007
Computed “expected” tax expense	$4,656	$4,709
State income tax expense, net of federal benefit	457	394
Change in valuation allowance	—	(18,273)
Deferred tax benefit true-up adjustment	(524)	—
Other, net	(58)	202

Total expense (benefit)	$4,531	$(12,968)

Total expense allocated to discontinued operations	—	120

Total expense (benefit) on continuing operations	$4,531	$(13,088)

For the period ended March 29, 2008, the Company recorded an out-of-period deferred tax benefit adjustment related to prior period asset dispositions associated with the closure of our distribution operations in Mexico. This adjustment resulted in lower income tax expense recognized in the results reported in the third quarter and nine months of fiscal 2008.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments to the Company’s reserve for uncertain tax positions. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions at the end of the third quarter of fiscal 2008 or the end of fiscal 2007. The Company does not expect to record an accrual for uncertain tax positions for the next twelve months.
The Company files a consolidated U.S. Federal income tax return and consolidated and separate company income tax returns in various U.S. state and local jurisdictions. Generally, the Company is no longer subject to income tax examinations by federal, state or local tax authorities through the tax year ended December 31, 2003.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2008 and the Third Quarter and Nine Months of Fiscal 2007
(dollar amounts in thousands, except per share data)
5. Net Earnings Per Common Share
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
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share, with common shares represented in thousands:

	Third Quarter		Nine Months
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Numerator:
Net earnings	$1,208	$208	$9,056	$26,817

Denominator:
Weighted average common shares outstanding	10,484	10,069	10,435	10,043
Effect of potentially dilutive securities: stock options and RSUs	179	413	234	352

Weighted average common shares outstanding, assuming dilution	10,663	10,482	10,669	10,395

Basic net earnings per common share	$0.12	$0.02	$0.87	$2.67

Diluted net earnings per common share	$0.11	$0.02	$0.85	$2.58

The Company excluded stock options to purchase approximately 131 thousand and 109 thousand common shares from the calculation of diluted earnings per share for the third quarter of fiscal 2008 and third quarter of fiscal 2007, respectively, due to the anti-dilutive nature of these stock options measured using the average market prices during those quarterly periods. The Company excluded stock options to purchase approximately 74 thousand and 166 thousand common shares from the calculation of diluted earnings per common share for the nine months of fiscal 2008 and nine months of fiscal 2007, respectively, due to the anti-dilutive nature of these stock options, measured using the average market prices during those nine-month periods.
6. Inventories
Inventory by category consisted of the following:

	March 29, 2008	June 30, 2007
Raw materials	$108	$158
Finished goods	13,952	14,481

Total inventory	$14,060	$14,639

Inventory write-downs, recognized as a part of cost of sales, were $237 and $203 for the third quarter of fiscal 2008 and third quarter of fiscal 2007, respectively, and $688 and $1,114 for the nine months of fiscal 2008 and nine months of fiscal 2007, respectively.
7. Employee Retirement Plans
In making the required annual pension computations, the Company uses a measurement date of March 31, effective with the 2006 transition period and the related change in its fiscal year-end.
The Company expects to make total payments of $1,781 in fiscal 2008 to the funded, qualified associate retirement plan and meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the third quarter of fiscal 2008, actual payments of approximately $716 had been made into the funded, qualified associate retirement plan and actual payments of approximately $501 had been made to the current participants in the unfunded, nonqualified supplemental retirement plans.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2008 and the Third Quarter and Nine Months of Fiscal 2007
(dollar amounts in thousands, except per share data)
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Third Quarter		Nine Months
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Service cost	$11	$19	$33	$56
Interest cost	573	445	1,719	1,334
Expected return on plan assets	(539)	(370)	(1,617)	(1,111)
Net amortization	106	106	319	320

Total pension expense	$151	$200	$454	$599

8. Comprehensive income (loss)
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings, pension related adjustments and foreign currency translation adjustments as follows:

	Third Quarter		Nine Months
	Fiscal 2008	Fiscal 2007	Fiscal 2008	Fiscal 2007
Net earnings	$1,208	$208	$9,056	$26,817
Pension related adjustment	—	—	(124)	—
Foreign currency translation adjustments	—	21	(365)	111

Total comprehensive income	$1,208	$229	$8,567	$26,928

The components of accumulated other comprehensive loss adjustments at the end of the reporting periods were as follows:

	March 29, 2008	June 30, 2007
Accumulated foreign currency translation adjustments	$—	$365
Pension related adjustment, net of taxes	(4,457)	(4,333)

Accumulated other comprehensive loss	$(4,457)	$(3,968)

9. Related Party Transactions
The Company and its non-executive chairman (“chairman”) are parties to an agreement under which the Company is obligated for up to two years after the death of the chairman to purchase, if his estate elects to sell, up to $4,000 of the Company’s common shares at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5,000 life insurance policy on the chairman. In addition, the Company maintains another policy insuring the life of the chairman. The cumulative cash surrender value of these policies approximates $2,600, which is included in other assets in the accompanying Consolidated Balance Sheets. Effective March 2004 and continuing through March 29, 2008, the Company has borrowed against the cash surrender value of these policies. At March 29, 2008, there was $2,200 short-term notes payable outstanding against the cash surrender value of these policies. There were no changes in the agreement between the Company and its chairman during the third quarter of fiscal 2008.
On August 11, 2005 (the “Effective Date”), the Company and the mother of the chairman entered into an agreement whereby she transferred all of her product designs and patent rights to the Company as of the Effective Date and released all unpaid claims that would have accrued under a previous agreement and through the Effective Date for the sum of $600. This amount is to be paid in 24 quarterly payments of $25 each. Since the death of the chairman’s mother in February 2007, the Company has been making these quarterly payments to the successor trust designated by the mother of the chairman. The quarterly payments began on the Effective Date and have been and will be due and payable on the last business day of each and every October, January, April, and July until the last business day in April 2011. On the Effective Date, the net present value of this obligation was computed at approximately $495, discounted at 7%, and this amount was charged to earnings. As of March 29, 2008, the Company reported $83 of the then outstanding net present value amount as current installments of long-term debt and the remaining $209 as long-term debt.
10. Disposal of Fargeot/Discontinued Operations
At the end of fiscal 2007, the Board of Directors of R.G. Barry Corporation approved a plan to dispose of its 100% ownership in Fargeot, in a move to strategically align all elements of its operations with the business model adopted in fiscal 2004. Accordingly, the Company has classified the operations of Fargeot as discontinued operations for the third quarter and nine months of fiscal 2007

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2008 and the Third Quarter and Nine Months of Fiscal 2007
(dollar amounts in thousands, except per share data)
reported in the Company’s Consolidated Statements of Operations. The assets and liabilities related to these discontinued operations were reclassified to current assets held for disposal and current liabilities associated with assets held for disposal, as applicable, as of June 30, 2007. The Company recorded an impairment loss of $1,240 in the fourth quarter of fiscal 2007 on Fargeot’s assets based on the net recoverable value expected on the sale of Fargeot. The Company announced in July 2007 that it completed the sale of Fargeot to M.T. SARL of Thiviers, France, for 350 thousand Euros, or approximately $480. The net value of the business at the close of fiscal 2007 was estimated at $474.
For the third quarter and nine months of fiscal 2008, there were no sales, net earnings or net loss reported from Fargeot. Fargeot reported net earnings of $87 on net sales of $2,801 in the third quarter of fiscal 2007 and reported net earnings of $241 on net sales of $6,380 in the nine months of fiscal 2007.
11. Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s financial position, results of operations, and cash flows.
12. Subsequent events
On April 10, 2008, the Company incurred tornado related damage to its Texas leased distribution facility and inventory stored in that facility. Damages to the facility, equipment and inventory, as well as losses incurred due to business interruption are fully covered by insurance above a deductible provision of $125. This insurance coverage provides for repair or reimbursement of replacement cost on the facility as well as equipment and for an amount equal to the cost plus normal profit expected in the sale for any finished goods inventory. The carrying cost of damaged inventory approximates $1,500. The Company has leased an additional distribution facility for a period of three months. Shipment of the Company’s goods resumed very shortly after the date of the storm. The Company expects this event to have no significant effect on overall business activities in supporting its customers, or on the Company’s results of operations for fiscal 2008.
13. Recently Issued Accounting Standards
In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements.” This standard becomes effective for financial assets and liabilities, as well as any assets carried at fair value, for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. This standard becomes effective for nonfinancial assets and liabilities for financial statements issued after November 15, 2008 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning on June 29, 2008, except as noted below. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude its application to SFAS No. 13, “Accounting for Leases” or any related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 delays by one year, the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The application of the provisions of SFAS No. 157, and its subsequent amendments, will not have a significant effect on the Company’s financial position or its results of operations since it primarily relates to disclosures about fair value measurements.
In December 2007, the FASB released SFAS No. 141 (revised 2007), “Business Combinations", and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.151.” These standards become effective for fiscal years beginning on or after December 15, 2008, and they provide guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards become effective for the Company’s fiscal year beginning on June 28, 2009. The provisions of these standards will be applied on a prospective basis and thus will not have an effect on the Company’s historical financial position or its results of operations.

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
Results of Continuing Operations
During the third quarter of fiscal 2008, net sales were $20.2 million, representing a $3.9 million or 23.6% increase over the comparable quarter in fiscal 2007. The quarter-on-quarter increase in net sales was primarily due to our planned transition of product that resulted in a non-recurring $3.9 million increase in net sales to our largest customer. The increase in net sales resulted from our largest customer selecting us as their sole supplier for their basic replenishment slipper business. In addition, the quarter-on-quarter increase in net sales included an increase in sales of nearly $1.1 million to various customers in the high-end department store channel, substantially offset by a decrease in net sales of $945 thousand to one of our warehouse club customers.
For the nine months of fiscal 2008, net sales were $90.9 million, representing a $300 thousand or 0.3% decrease from the comparable period in fiscal 2007. The decrease in net sales for the nine months reflected primarily the effect of a reduction of approximately $5.7 million in sales to customers in department stores channel, offset by an increase of nearly $4.7 million in sales to customers in the warehouse club, mass, catalog/internet and specialty store channels, as well as the impact of a $535 thousand favorable adjustment made to the allowance for sales incentives estimated at the end of fiscal 2007. This favorable adjustment resulted from sell through rates that were better than anticipated in our fiscal 2007 year-end estimates for customers in the specialty and department store channels. The decrease in net sales for the nine months of fiscal 2008 was primarily due to the downward retail sales trends reported for the 2007 holiday season for customers in the department store channels. The increases in net sales for the nine months of fiscal 2008 were primarily due to a successful sales program with customers in the warehouse club channel, the effect of shipping new product to customers in the specialty store channel, increased sales in catalog/internet channels, and the successful transition of product with our largest customer.
Gross profit for the third quarter of fiscal 2008 was $8.0 million or 39.5% of net sales, compared to $6.4 million or 38.8% of net sales for the comparable period in fiscal 2007. Gross profit for the nine months of fiscal 2008 was $37.8 million or 41.6% of net sales, compared to $36.4 million or 39.9% of net sales for the comparable nine-month period of fiscal 2007. The quarterly and nine-month increases of 0.7 and 1.7 percentage points in gross profit as a percent of net sales, respectively, were due primarily to increased sales of higher margin product for the quarter and higher margins earned on our closeout product for the nine-month period, offset in part by continued increases in the prices we pay for product sourced from third-party manufacturers.
Selling, general and administrative (“SG&A”) expenses for the third quarter and nine months of fiscal 2008 increased by $475 thousand and $1.3 million, respectively, over the comparable reporting periods in fiscal 2007. As a percent of net sales, SG&A expenses were 34.9% in the third quarter of fiscal 2008 and 40.3% in the comparable quarter a year earlier. SG&A expenses as a percent of sales were 27.1% and 25.6% in the nine months of fiscal 2008 and the comparable period in fiscal 2007, respectively.
The quarter-on-quarter net increase of $475 thousand in SG&A expenses included $205 thousand less in bad debt expense, which was more than offset by increases of $171 thousand in non-incentive payroll and payroll related expense, $162 thousand in marketing support expense associated with new brandline initiatives, $142 thousand in outside contract and consulting expense, and $195 thousand in net expense from a range of other areas during the period. The increase in SG&A expenses for the nine months of fiscal 2008 primarily included increases of $727 thousand in print advertising; $516 thousand increase in other marketing costs associated with new our brandline initiatives; $504 thousand in payroll and payroll related expenses, and $284 thousand in consulting expense associated with a variety of projects undertaken during the period. These higher expenses were offset primarily by a decrease of $688 thousand in incentive bonus expense recognized in the nine-month reporting period of fiscal 2008. Bonus expense accrual for the nine months of fiscal 2008 was based on year to date operating performance, which is on par with the planned level of bonus as established under the Company’s incentive plan. Bonus expense accrual recorded for the same period of fiscal 2007 was based on operating performance that exceeded the planned level and resulted in higher bonus expense.
During the nine months of fiscal 2007, we recorded $163 thousand as a restructuring charge. Costs incurred in the nine months of fiscal 2007 were primarily due to professional fees associated with the application process of liquidating our subsidiaries in Mexico and advisory services with respect to customs issues for one of our former subsidiaries in Mexico. No restructuring charges were recorded during the third quarter and nine months of fiscal 2008. As reported in earlier filings, we have fully liquidated and deregistered our former subsidiaries in Mexico.
During the third quarter and nine months of fiscal 2008, we recorded net interest income of $242 thousand and $420 thousand, respectively, compared to net interest income of $171 thousand and net interest expense of $364 thousand for the same reporting periods in fiscal 2007. The increase in net interest income was primarily due to reduced interest expense as a result of our cumulative profitability over the last twelve months, which resulted in lower borrowing levels under our existing borrowing facility discussed further below and our related ability to make short-term investments.
During the third quarter and nine months of fiscal 2008, we recorded an income tax benefit of $45 thousand and income tax expense of $4.5 million, respectively, on continuing operations. The income tax benefit recognized in the third quarter of fiscal 2008 reflects the impact of recording an out of period $524 deferred tax benefit adjustment in excess of the amount previously reported. This deferred tax benefit was associated with the asset valuation write-down recorded during fiscal 2004 with respect to closure of our former distribution operations in Mexico.
As reported previously, we recorded a valuation allowance for the carrying amount of our deferred tax assets at the end of fiscal 2003 because we deemed then that it was more likely than not that our deferred tax assets would not be realized. In the second quarter of fiscal 2007, we determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, that a valuation allowance against net deferred tax assets was no longer required because it was more likely than not that the deferred tax assets will be realized in future periods. In the first quarter of fiscal 2007, we recorded $81 thousand in income tax expense on continuing operations, primarily as a result of alternative minimum tax expense, which was due to the full valuation reserves maintained during that period. With reversal of the tax valuation allowance in the second quarter of fiscal 2007, we reported an income tax benefit of $240 thousand and $13.1 million for the third quarter and nine months of fiscal 2007, respectively.
Based on the results of continuing operations noted above, we reported net earnings of approximately $1.2 million, or $0.11 per diluted common share, for the third quarter of fiscal 2008 and $9.1 million, or $0.85 per diluted common share, for the nine months of fiscal 2008. We reported $208 thousand, or $0.02 per diluted common share, for the third quarter of fiscal 2007 and $26.8 million, or $2.58 per diluted common share, for the nine months of fiscal 2007.
Results of Discontinued Operations
There were no net earnings or net losses reported as part of discontinued operations for our former Fargeot business during the third quarter or nine months of fiscal 2008. In the third quarter and nine months of fiscal 2007, we reported net earnings of $87 thousand, or $0.01 net earnings per diluted common share, and net earnings of $241 thousand, or $0.02 per diluted common share, respectively, as part of discontinued operations on Fargeot.
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
Looking ahead to the remainder of fiscal 2008 and beyond
Looking ahead to the remainder of fiscal 2008 and beyond, we will continue to pursue strategically driven initiatives that are designed to provide measurable and sustainable net sales and profit growth. We continue to expect our fiscal 2008 income from continuing operations, before taxes and excluding the fiscal 2007 gain of $878,000 on the sale of land, to increase by approximately 10 percent from fiscal 2007. However, due to the recent slowing retail environment and to the loss of some reorder business as a result of the

April 10 tornado that struck our San Angelo, Texas distribution facility, we now expect our net sales for fiscal 2008 to increase by approximately 3 percent from fiscal 2007, instead of our previously-issued guidance of approximately 4 percent. As our business continues to be highly seasonal and dependent on the holiday selling season, there is significant inherent risk in the current business model. See the risk factors described in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of Part I of our 2007 Form 10-K.
On April 10, 2008, we incurred tornado related damages to our Texas leased distribution facility and inventory stored in that facility. Damages to the facility, equipment and inventory, as well as losses incurred due to business interruption are fully covered by insurance above a deductible provision of $125 thousand. This insurance coverage provides for repair or reimbursement of replacement cost on the facility as well as equipment and for an amount equal to the cost plus normal profit expected in the sale for any finished goods inventory. The carrying cost of damaged inventory approximates $1.5 million. We have leased an additional distribution facility for a period of three months. Shipment of our goods resumed very shortly after the date of the storm. We expect this event to have no significant effect on overall business activities in supporting our customers, or on our results of operations for fiscal 2008.
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
Cash and cash equivalents on hand was approximately $13.0 million at March 29, 2008 compared to $16.9 million at March 31, 2007 and $18.2 million at June 30, 2007. Short-term investments were approximately $15.0 million at March 29, 2008, $0 at March 31, 2007 and $0 at June 30, 2007. Our short-term investments are comprised of highly liquid debt securities with an interest rate determined at the time of purchase and reset on a weekly basis. These debt securities are classified as available for sale investments that can be liquidated into cash within seven days via tender of the securities to the third-party financial institution serving as remarketing agent and/or guarantor for the debt securities. The carrying amount of the investments approximates fair value due to the short time such investments are held. These investments are guaranteed as to both principal and accumulated interest through letters of credit provided by third party financial institutions. In some investments, the principal and accumulated interest guarantee is supplemented by insurance from third party insurers. We perform periodic evaluations of the credit ratings of third party financial institutions and third party insurers, which are considered as part of our short-term investment policy.
All references made in this section are on a consolidated basis. Amounts with respect to Fargeot, which have been reclassified as discontinued operations in our Consolidated Statements of Operations for the third quarter and nine months of fiscal 2007, have been included, as applicable, in the discussion of operating, investing and financing activities sections of this liquidity and capital resources analysis. The net impact on cash from the sale of Fargeot is reflected as an investing activity for the third quarter and nine months of fiscal 2008 as described below.
Operating Activities
During the nine months of fiscal 2008 and of fiscal 2007, our operations provided $10.4 million and $15.6 million of cash, respectively. The operating cash flows were primarily the result of earnings from continuing operations for those periods adjusted for non-cash items such as depreciation and amortization, deferred income tax expense (benefit), stock-based compensation expense and net gain (loss) on disposal of property, and changes in our working capital accounts, as discussed in more detail further below. During the nine months of fiscal 2008, we funded our operations entirely by using our own cash. We were able to do this because of our profitability achieved during fiscal 2007. In contrast, during the nine months of fiscal 2007, we partially funded our working capital needs by drawing on our then existing credit line with The CIT Group/Commercial Services, Inc. (“CIT”).

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 5.2:1 at March 29, 2008, 3.9:1 at March 31, 2007 and 3.2:1 at June 30, 2007. The increase in our working capital ratio from the end of the third quarter of fiscal 2007 to the end of the third quarter of fiscal 2008 was due primarily to the impact of cumulative earnings over that period.
Going forward, we anticipate continuing to fund our operations by using our internal cash reserves. Based on our tax net operating loss (“NOLs”) carryforward position at the end of fiscal 2007 and our expected profitability in the future, we anticipate being able to utilize the NOLs in future periods, which will favorably impact our cash flow during those periods. We expect to begin paying U.S. federal income taxes in our fiscal 2010.
Changes in the primary components of our working capital accounts for the nine months of fiscal 2008 and nine months of fiscal 2007 were as follows:
▪	Net accounts receivable increased by $700 thousand and by $4.6 million during the nine months of fiscal 2008 and fiscal 2007, respectively. The increases in net accounts receivable during these reporting periods were due primarily to the seasonality of our business. The increase in net accounts receivable for the current period versus the same prior year period primarily reflects the impact of higher returns allowance reserves in the current year associated with transitioning of product with our largest customer during the third quarter of fiscal 2008.
▪	Net inventories decreased by $600 thousand during the nine months of fiscal 2008 and primarily reflects the net effect of the timing of relative purchases over the period. The decrease in net inventories of $13.6 million during the nine months of fiscal 2007 primarily reflected our successful efforts to manage our inventory levels consistent with our customer-centric sell-in approach as well as our continued success in selling our closeout inventories.
▪	Accounts payable decreased by $2.0 million and $4.6 million during the nine months of fiscal 2008 and nine months of fiscal 2007, respectively. The decreases in accounts payable were due primarily to the timing of purchases and payment for inventories, which were in line with the seasonality of our business and consistent with supporting the product transition initiative with our largest customer.
▪	Accrued expenses decreased by $1.1 million and $1.4 million during the nine months of fiscal 2008 and nine months of fiscal 2007, respectively. The decreases in accrued expenses were due primarily to a reduction in our bonus incentive accrual recorded at the end of each of the reporting periods.
Investing Activities
During the nine months of fiscal 2008, investing activities used $16.2 million in cash. Our investing activities involved primarily $15.0 million in purchases of short-term investments and $1.3 million in capital expenditures, offset by the net change in cash of $66 thousand resulting from the disposition of our former Fargeot subsidiary. During the nine months of fiscal 2007, investing activities provided $348 thousand, which included the proceeds of $888 thousand from the sale of land offset by capital expenditures of $540 thousand. The increase in capital expenditures for the nine months of fiscal 2008 was due primarily to the installation of a new air conditioning system in our corporate offices. We expect to incur approximately $1.7 million in capital expenditures in fiscal 2008.
Financing activities
During the nine months of fiscal 2008, financing activities provided $601 thousand in cash. This financing cash inflow resulted primarily from $659 thousand of cash provided from the exercise of stock options by our employees and non-employee directors,, offset by $58 thousand used to reduce our outstanding debt obligations. During the nine months of fiscal 2007, financing activities used $26 thousand, which included the use of $228 thousand to reduce our debt, offset by $202 thousand received from the exercise of stock options by our employees during that period.
2008 Liquidity
We believe our sources of cash and cash equivalents on-hand, short-term investments, cash from operations and funds available under our bank borrowing facility, as described below, will be adequate to fund our operations and capital expenditures through the remainder of fiscal 2008.

As described in Note 12 of the Notes to our Consolidated Financial Statements, losses in inventory and equipment as well as damage to the facility incurred as a result of the tornado in Texas are fully insured subject to a minor deductible allowance. We do not expect this event to have any significant effect on either our results from operations or on our relative liquidity for fiscal 2008.

Bank Facility
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
Year 1 — $20 million from July to December; $5 million from January to June;
Year 2 — $16 million from July to December; $5 million from January to June; and
Year 3 — $12 million from July to December; $5 million from January to June
The termination and maturity date of the Bank Facility is March 31, 2010, but it may be extended for one-year periods upon the agreement of the Company and Huntington. Under its terms, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.25 to 1.0, which is calculated quarterly on a trailing 12-month basis, and (b) maintaining a consolidated net worth of at least $29 million, increased annually by an amount equal to 50% of our consolidated net income subsequent to June 30, 2007. Further, the Bank Facility must be rested for at least 30 consecutive days beginning on February 1st of each year and borrowings under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable and 50% of its eligible inventory at any given time. The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 1.20%. Additionally, we agreed to pay a quarterly fee for any unused amount of the Bank Facility equal to .25% percent of the average unused balance of the Bank Facility, a commitment fee of $5 thousand, which was paid at closing, and an annual facility fee of $2.5 thousand due on the last day of March commencing March 31, 2008. During the third quarter and nine months of fiscal 2008, we incurred unused line of credit fees of approximately $3 thousand and $27 thousand, respectively. As of March 29, 2008, we had no amounts of borrowings outstanding and had $4.8 million available under the Bank Facility.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of March 29, 2008, we reported approximately $83 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement entered into with the mother of our chairman as disclosed in Note 9 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. At the end of the third quarter of fiscal 2008, we reported approximately $209 thousand as consolidated long-term debt, all of which was related to the obligation with the mother of our chairman.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to “Off-Balance Sheet Arrangements” and “Contractual Obligations” since the end of fiscal 2007, other than routine payments. For more detail on off-balance sheet arrangements and contractual obligations, please refer to “Liquidity and Capital Resources – Other Matters Impacting Liquidity and Capital Resources” of our 2007 Annual Report to Shareholders, which was incorporated by reference into “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of Part II of our 2007 Form 10-K.
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
In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimated cost of potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the third quarter and nine months of fiscal 2008, we recorded favorable adjustments of $5 thousand and $535 thousand, respectively, related to our allowance for sales incentives of $1.7 million established at June 30, 2007. These favorable adjustments were associated with several customers in the specialty and department store channels and resulted from sell through rates that were better than anticipated in our fiscal 2007 year-end estimates.
At the end of the third quarter of fiscal 2008, we had approximately $2.5 million in allowances related to returns privileges granted to certain customers. A substantial portion of these returns privileges is associated with the product-transition initiative with our largest customer. We expect these product returns to be received and processed during the fourth quarter of fiscal 2008. These allowance estimates were based on our use of ongoing sell-through and other inventory information obtained from our customers.
(b) We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment, and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. No significant changes occurred during the third quarter and nine months of fiscal 2008 with respect to these estimates made at June 30, 2007.
(c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and what deferred tax costs or benefits will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carry-forward position, and our projections of future profits. We recorded a valuation allowance when it was more likely than not that some portion or all of our deferred tax assets would not be realized. Accordingly, beginning with year-end fiscal 2003, we established a valuation allowance against the carrying amount of those deferred tax assets. At that time, there was not sufficient historical assurance that future taxable income would be generated to offset these deferred deductible items. Accordingly, we maintained a valuation allowance against the net deferred tax assets in the amount of $18.3 million at July 1, 2006.
This full valuation allowance against deferred tax assets was maintained through the first quarter of fiscal 2007. In the second quarter of fiscal 2007, we determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, that a valuation allowance against net deferred tax assets was no longer required because it was more likely than not that our deferred tax assets would be realized in future periods. Accordingly, a 100% reversal of the valuation allowance was recognized in closing out the second quarter of fiscal 2007.
In addition, we make ongoing assessments of income tax exposures that may arise at the federal, state or local tax levels. As a result of these evaluations, any exposure deemed more likely than not will be quantified and accrued as tax expense during the period and reported in a tax contingency accrual. Any identified exposures will be subjected to continuing assessment and estimates will be revised as appropriate as information becomes available to us. At the end of the third quarter of fiscal 2008, we had no tax contingency reserve. There were no significant uncertain tax positions existing for purposes of FIN 48 when we adopted FIN 48 as of July 1, 2007.
Actual results may vary from any of the estimates described above as a consequence of activities after the period-end estimates have been made. These subsequent activities may have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements.” This standard becomes effective for financial assets and liabilities, as well as any assets carried at fair value, for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. This standard becomes effective for nonfinancial assets and liabilities for financial statements issued after November 15, 2008 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning on June 29, 2008, except as noted below. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude its application to SFAS No. 13, “Accounting for Leases” or any related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The application of the provisions of SFAS No. 157, and its subsequent amendments, will not have a significant effect on the Company’s financial position or its results of operations since it primarily relates to disclosures about fair value measurements.
In December 2007, the FASB released SFAS No. 141 (revised 2007), “Business Combinations", and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.151. ” These standards become effective for fiscal years beginning on or after December 15, 2008, and they provide guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards become effective for the Company’s fiscal year beginning on June 28, 2009. The provisions of these standards will be applied on a prospective basis and thus will not have an effect on the Company’s historical financial position or its results of operations.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During the third quarter and nine months of fiscal 2008, all of our sales were conducted in North America and denominated in U.S. Dollars. For any significant sales transactions denominated in other than U.S. Dollars, we have generally followed the practice of hedging against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from adverse currency fluctuations. At the end of the third quarter of fiscal 2008 and the end of fiscal 2007, the Company did not have any such foreign exchange contracts outstanding.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates primarily to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At March 29, 2008, we had no borrowings outstanding under the Bank Facility. Based on our projected future funding needs for the next 12-month period, we do not expect any significant borrowings under our Bank Facility. We typically do not hedge our exposure to floating interest rates.
Interest rate changes impact the level of earnings from short-term investments; changes in long-term interest rates also affect the measurement of pension liabilities performed on an annual basis.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended March 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We do not own or operate any manufacturing facilities in North America and depend upon third parties to manufacture all of our products. During the 2007 fiscal year and through most of the nine months of fiscal 2008, 100% of our products were manufactured in China. Going forward, we expect to source our Superga® branded products from third-party manufacturers primarily located in Vietnam. The inability of our third-party manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellations of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our third-party manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
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
As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Our two largest customers combined accounted for over 40% of our consolidated net sales in fiscal 2007. We expect our business with these customers represent approximately the same proportion of our annual net sales for fiscal 2008. If either one of these customers reduced or discontinued its product purchases from us, it would adversely and materially affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry our products, which could adversely affect our results.
Our success is also impacted by the financial results and success of our customers. If any of our major customers, or a substantial portion of our customers, generally, experiences a significant downturn in its business, fails to remain committed to our products or brands or realigns its affiliations with its suppliers or decides to purchase products directly from the manufacturer, then these customers may reduce or discontinue purchases from us which could have a material adverse effect on our business, results of operations and financial condition. We are also subject to the buying plans of our customers and if our customers do not inform us of changes in their buying plans until it is too late for us to make necessary adjustments to our product lines, we may be adversely affected. We do not have long-term contracts with our customers and sales normally occur on an order-by-order basis. As a result, customers can generally terminate their relationship with us at any time, even after we have sourced product in anticipation of sales to the customer.
The footwear industry is highly competitive.
The accessory footwear product category in which we do most of our business is a highly competitive business. If we fail to compete effectively, we may lose market position. We operate in a very small segment of the overall footwear industry, supplying accessory footwear products. We believe that we are one of the world’s largest marketers of accessory footwear products. However, this is a very small component of the overall footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to provide accessory footwear, and many of these competitors have substantially greater financial, distribution and marketing resources than we do. In addition, many of our retail customers have sought to import competitive products directly from manufacturers in China and elsewhere for sale in their stores on a private label basis. The primary methods we use to compete in our industry include product design, product performance, quality, brand image, price, marketing and promotion and our ability to meet delivery commitments to retailers obtaining access to retail outlets. A major marketing or promotional success or a technical innovation by one of our competitors could adversely impact our competitive position.
We rely on distribution centers to store and distribute our products, and if there are any significant disruptions affecting the flow of products to and from any of these facilities, we may be unable to effectively deliver products to our customers.
We rely on our own distribution center in San Angelo, Texas as well as a third-party logistics provider located in California to store our products prior to distribution to our customers. Significant disruptions affecting the flow of products to and from these facilities due to natural disasters, labor disputes such as dock strikes, or any other cause could delay receipt and shipment of a portion of our inventory. This could impair our ability to timely deliver our products to our customers and negatively impact our operating results. Although we have insured our finished goods inventory for the amount equal to its carrying cost plus normal profit expected in the sale of that inventory against losses due to fire, earthquake, tornado, flood and terrorist attacks, our insurance program does not protect us against losses due to delays in our receipt and distribution of products due to transport difficulties, cancelled orders or damaged customer relationships that could result from a major disruption affecting the flow of products to and from our distribution facilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) and (b) Not applicable
     (c) Neither R. G. Barry Corporation nor any “affiliated purchaser” of R. G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R. G. Barry Corporation during the quarterly period ended March 29, 2008. The Company does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
     (a), (b) Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     (a), (b), (c) and (d) Not Applicable
Item 5. Other Information
     (a), (b) No response required
Item 6. Exhibits
     See Index to Exhibits at page 24.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: May 9, 2008	By:	/s/ Daniel D. Viren
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