Form 10-K
period 2008-06-28
BARRY R G CORP /OH/
filed 2008-09-10
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08769
R.G. BARRY CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-4362899 (I.R.S. Employer Identification No.)

13405 Yarmouth Road N.W. Pickerington, Ohio 43147 (Address of principal executive offices, including zip code)	(614) 864-6400 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Par Value $1.00	The NASDAQ Stock Market LLC (The NASDAQ Global Market)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $67,290,086 as of December 28, 2007.
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 10,549,439 common shares, $1.00 par value, as of September 2, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on October 29, 2008, which will be filed pursuant to SEC Regulation 14A not later than 120 days after June 28, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

R.G. BARRY CORPORATION
FISCAL YEAR 2008
Form 10-K
ANNUAL REPORT

*	Incorporated by reference to the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on October 29, 2008, which Proxy Statement is expected to be filed not later than September 11, 2008.

FORWARD-LOOKING STATEMENTS
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
     Some of the disclosure in this Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (the “2008 Form 10-K”) contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” or words with similar meanings. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in Item 1A. Risk Factors of this 2008 Form 10-K give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in Item 1A. Risk Factors of this 2008 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition.
DEFINITIONS
     All references in this 2008 Form 10-K to “we”, “us”, “our”, and the “Company” refer to R.G. Barry Corporation (the registrant) or, where appropriate, to R.G. Barry Corporation and its subsidiaries. The Company’s annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”) ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2009	52 weeks ending June 27, 2009
Fiscal 2008	52 weeks ended June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007
2006 fifty-two-week period	52 weeks ended July 1, 2006
2006 transition period	26 weeks ended July 1, 2006
2005 twenty-six-week period	26 weeks ended July 2, 2005
Fiscal 2005	52 weeks ended December 31, 2005

PART I
Item 1. Business.
General Information and Recent Developments
     R.G. Barry Corporation was incorporated in Ohio in 1984. Together with its predecessors, the Company has been in operation since April 1947. The Company designs, purchases, markets and distributes accessory footwear products. The Company defines accessory footwear as a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. The principal executive offices of the Company are located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147 and its telephone number is (614) 864-6400.
     From December 2, 2005 through March 9, 2008, the Company’s common shares were principally traded on the American Stock Exchange LLC (“AMEX”) under the symbol “DFZ”, evoking the Company’s flagship brand name: Dearfoams*. On March 10, 2008, the Company’s common shares began trading on The NASDAQ Global Market (“NASDAQ-GM”) under the trading symbol: DFZ.
     As previously reported, in May of 2006, the Company’s Board of Directors approved a change to the Company’s fiscal year-end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligned the Company’s fiscal year more closely with the seasonal nature of its business.
     Prior to June 30, 2007, the Company operated in two segments: the Barry North America Group, which included accessory footwear products marketed and sold in North America; and the Barry Europe Group, which included footwear products sold by Fargeot, primarily in France and other Western European markets. With the sale of Escapade, S.A. and its Fargeot et Compagnie, S.A. subsidiary (collectively, “Fargeot”), which was reported as discontinued operations as of the end of fiscal 2007, the Company reports its operations as a single operating segment, North America.
     Selected financial information about the Company’s operating segments by geographic region for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005 is presented in Note 14 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2008 Form 10-K.
     The Company makes available free of charge through its Internet website all annual reports on Form 10-K, all quarterly reports on Form 10-Q, all current reports on Form 8-K, and all amendments to those reports, filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports are available through the Company’s website as soon as reasonably practicable after they are submitted electronically to the Securities and Exchange Commission (the “SEC”). The Company’s website address is www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Company’s website on this 2008 Form 10-K).
     In June of 2007, the Company’s Board of Directors approved a plan to sell its 100% ownership in Fargeot, which was completed in July 2007. As a result of this sale, the Company now depends solely upon third parties to manufacture all of its products. The sale of Fargeot is discussed further in Note 16 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” of this 2008 Form 10-K. In fiscal 2008, the Company terminated a licensing

*	Denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

agreement for the sale, marketing and distribution of its slipper product brands in Europe with a subsidiary of a privately-held British comfort footwear and apparel firm, GBR Limited. The Company reported approximately $50,000, $146,000, $107,000 and $385,000 in royalty income under this agreement for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, respectively.
Changes in the Barry North America Business Model
     The market for the Company’s accessory footwear products continues to be challenged by two critical market changes: globalization and retail consolidation. The convergence of these forces, along with the current economic conditions, represented primarily by the increase in energy costs, has created a very competitive marketplace for suppliers of this product category. The Company expects that these conditions will continue in the future.
     In response to the challenges it was facing, in fiscal 2004, the Company implemented a new operating model that transitioned its business, exclusive of its then-owned Fargeot business, from a manufacturer of footwear to a distributor of goods purchased from third-party manufacturers. Since closing its manufacturing operations in fiscal 2004, the Company has sourced all of its product requirements from third-party manufacturers, substantially all of which are located in China. The Company believes that the cost savings it recognizes by sourcing its products from third-party manufacturers outweigh the potential benefits of operating its own manufacturing facilities. Even though the Company is now dependent on third-party manufacturers, it does not anticipate that this dependence will impact the quality of its products or its ability to deliver products to its customers on a timely basis. The Company continues to explore other sources for its products, both in China and elsewhere, to ensure that it remains competitive in the marketplace and reduce the potential adverse effect of the loss of one or more of its current third-party manufacturers or substantial changes in product costs.
     Further information concerning the restructuring changes, as applicable, that occurred in the Barry North America Group during fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005 is presented in Note 15 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2008 Form 10-K.
Principal Products
     The Company is in the business of responding to consumer demand for comfortable footwear combined with attractive design, appearance and styling. Historically, the Company’s primary products have been foam-soled, soft, washable slippers. In 1947, the Company developed and introduced women’s Angel Treads*, the world’s first foam-soled, soft, washable slipper. Since that time, the Company has introduced several accessory footwear brand lines primarily for men and women that are designed to provide comfort to the consumer. These accessory footwear products are mostly sold under the Company’s brand names including Angel Treads*, Dearfoams*, DFSport*, EZfeet*, Dearfoams NV*, My College Footwear™, Snug Treds*, Soft Notes*, Solé™, Terrasoles*, Utopia™, and Soluna*, but products are also marketed and sold under trademarks the Company licenses from third parties. See the discussion under the caption “Trademarks and Licenses” below.
     The Company designs, markets and distributes accessory footwear products for women and men. The Company’s products include slipper-type products and other types of products in the accessory footwear category, as defined earlier, including sandals and footwear products for indoor/outdoor wearing activities offered under the Terrasoles* brand name and canvas/active fashion footwear products offered under the Superga** brand name. The Company believes that many of its slipper-type products are

**	Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

purchased as gifts for others during the holiday selling season. Approximately 70% of the Company’s annual consolidated net sales occur during the second half of the calendar year.
     The Company’s foam-cushioned accessory footwear product collections continue to be a significant part of its core business. Several basic styles of slipper-type footwear are standard in many of the Company’s brand lines and are in demand throughout the year. The most significant changes for these styles are made in response to fashion changes and include variations in design, ornamentation, fabric and/or color. The Company also regularly introduces new styles of accessory footwear products with a view toward enhancing the comfort, fashion appeal and freshness of its products. The introduction of new styles is traditionally part of its spring and fall collections of products. These products typically have uppers made of man made fibers such as microfiber suedes, terries and velours. In addition, corduroy, nylon and an updating assortment of other man made and natural materials may be used. The Company will continue to introduce new styles in future years in response to fashion changes, consumer taste and preferences.
     In January 2008, the Company entered into a three-year licensing agreement with Nautica Apparel, Inc. (“Nautica Apparel”), a subsidiary of VF Sportswear, Inc., a division of VF Corporation to become the exclusive licensee in North America, which includes primarily the United States, Canada, Mexico and Puerto Rico. Nautica** is a leading global lifestyle brand. Under the licensing agreement with Nautica Apparel, the Company agreed to certain minimum royalty payments, payable quarterly. This licensing agreement establishes certain net sales targets that extend through December 31, 2010. If the Company meets the net sales target from January 1, 2008 through December 31, 2009, then the Company has the option to renew the licensing agreement for a period that extends through December 31, 2013. The Company believes that the Nautica** license is a natural extension of the Company’s long-term growth strategy, which expands the collection of men’s and women’s product lines under the Company’s current core business. Products under the Nautica** brand include a classic slipper fabrication and construction with uppers of natural and man made fibers including primarily suede, canvas and knit terry. The Company intends to distribute products under this brand primarily in upper tier department and specialty stores, beginning in the fall of calendar 2008.
     In August 2007, the Company launched a new collection of accessory footwear products under the Terrasoles* brand name. These products address the après activity needs of people engaged in or aspiring to a variety of indoor/outdoor activities and life styles while delivering comfort and quality. These products are eco-friendly and consist of upper materials that include recycled micro fleece and mesh, as well as organic materials such as bamboo. Other components of this brand, such as packaging materials, are likewise made of recycled or biodegradable materials and/or processed with a focus on being earth friendly.
     In June 2007, the Company entered into a licensing agreement with BasicNet S.p.A. of Turin, Italy, through BasicNet’s U.S. affiliate, Basic Properties America, Inc., (collectively, “BasicNet”) to become the exclusive licensee in the United States, and since July 2008 in Canada, for the Superga** brand of canvas/active fashion footwear. Superga** brand products include primarily vulcanized, sneaker-type footwear with canvas, linen and leather upper materials. Superga** is a leading European luxury brand in the canvas/active fashion footwear category. Under the licensing agreement with Superga**, the Company agreed to certain minimum royalty payments, payable quarterly, and to certain net sales targets that extend through December 31, 2010. If the Company meets the cumulative net sales target from July 1, 2007 through December 31, 2009, then the Company has the option to renew the licensing agreement for a period that extends through December 31, 2013. The Company believes that the Superga** license is a significant component of the Company’s long-term growth strategy and provides counter-balance to the seasonality of the Company’s current core business. The Company began shipping products under the Superga** brand in December of 2007, achieving a modest revenue level at the end of fiscal 2008.

     In May 2007, the Company signed a transfer agreement under which it purchased the NCAA College Clogs™ (“College Clogs™”) product from Wolverine World Wide, Inc. This transfer agreement permitted the Company to sell the inventory it acquired from Wolverine World Wide, Inc. to a select number of customers. The Company’s sales under the College Clogs™ brand were not significant in fiscal 2008. The transfer agreement did not include a transfer of the individual licenses with respect to the use of the logos of the NCAA colleges and universities. The Company believes that participation in the NCAA licensing program is consistent with the Company’s long-term growth strategy, giving the Company an entry into the outdoor athletic sports channel. Therefore, as part of an initiative to re-brand the College Clogs™ products under the My College Footwear™ (“MCF”) label, the Company has applied for registration of the trademark MCF™ with the United States Department of Commerce Patent and Trademark Office. In addition, the Company obtained licenses with the appropriate representatives of a select number of NCAA affiliated colleges and universities during fiscal 2008 to market products under the MCF™ brand. Products under the MCF™ brand include a more classic slipper-type fabrication and construction with uppers of man made fibers including primarily microfiber suedes, terries, velours, corduroy and nylon. The Company expects net sales of MCF™ products to be modest during fiscal 2009.
Trademarks and Licenses
     Products sold under trademarks owned by the Company currently represent approximately 95% of the Company’s annual net sales. The Company is the holder or licensee of a number of trademarks which identify its products, principally: Angel Treads*, Dearfoams*, EZfeet*, Dearfoams NV*, Snug Treds*, Soft Notes*, Solé™, Terrasoles*, Utopia™, Superga **, Nautica**, My College Footwear™ and Soluna*. The Company believes that its trademarks identify its products and have significant commercial value. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services and the required registration renewals are filed. The Company intends to continue the use of each of its trademarks and to renew each of its registered trademarks accordingly.
     The Company also sells accessory footwear under other trademarks owned by third parties under license agreements with such third parties. In fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, total net sales under the Nautica**, Superga**, Liz Claiborne**, Claiborne**, Villager** and NASCAR** labels pursuant to the license agreements in effect represented approximately 1%, 3%, 19%, and 4% of the Company’s consolidated net sales for the applicable reporting periods, respectively. Sales of these licensed products were proportionately higher during the 2006 transition period, when compared to the proportion of annual sales over the fiscal years noted, because of a new 2006 spring program with a key “big box retailer” launched in the spring of calendar 2006.
     The Company also markets accessory footwear to customers who sell the footwear under their own private labels. These sales represented approximately 10%, 12%, 9% and 2% of the Company’s consolidated net sales during fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, respectively.
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

     The Company primarily sells and markets its product through wholesale customer channels, but recent initiatives have included direct to consumer sales via Company Internet sites hosted via third party support.
     The Company’s collections of slipper-type products are sold in the following channels of distribution:
•	Traditional department stores, promotional department stores, national chain department stores and specialty stores.

•	Mass merchandising channels of distribution such as discount stores, “big box retailers,” warehouse clubs, drug and variety chain of stores and supermarkets.

•	Independent retail establishments.

•	Catalogs and Internet.
     The Company believes that many consumers of its slipper-type products are loyal to the Company’s brand lines and have a history of repeat purchases. Substantially all of the slipper-type and other product brand lines are or will be displayed on a self-selection basis and are intended to appeal to the “impulse” buyer as well as to the “gift-giving” buyer.
     The Company’s products under the Terrasoles* brand are sold in specialty chain stores, independent shoe stores, department stores, retailer Internet sites, Company internet sites, outdoor type channels and catalogs. Prices of these products range from $49 to $59. Terrasoles* products are displayed on a self-selection basis and are intended to appeal primarily for the self-purchase buyer.
     Superga** products are sold in the shoe departments of mid-range and premier department stores, in better footwear stores and on Internet websites, at prices ranging from $80 to $180. The products under this brand are marketed primarily for the consumer’s self-purchase.
     Products sold under the MCF™ brand will be distributed, beginning in the first quarter of fiscal 2009, in sporting goods and athletic footwear channels, as well as in specialty chain stores, bookstores, catalogs and on Internet websites, at prices ranging from $19 to $49. The products under this brand are marketed primarily to the gift-giving buyer or for the consumer’s self-purchase.
     Channels of distribution for Terrasoles*, Superga** and MCF™ products are or will be, as applicable, channels in which the Company had no previous business presence. The Company expects net sales of products sold under these brands to be modest during fiscal 2009.
     Nautica** products are expected to be sold beginning in the first quarter of fiscal 2009 in upper-tier department and specialty stores. Prices of these products will range from $36 to $48. Similar to the Company’s other slipper brandlines, products sold under the Nautica** brand will be displayed on a self-selection basis and are intended to appeal to the “impulse” buyer as well as to the “gift-giving” buyer. The Company expects net sales under this brand to be modest in fiscal 2009.
     The Company has traditionally marketed most of its core products primarily through account managers employed by the Company. With the recent introduction of the Terrasoles*, Superga**, Nautica** and MCF™ brands, the Company has used and expects to continue to use independent sales representatives to market products under these brands. The Company does not finance its customers’ purchases, although return privileges are granted selectively to some of the Company’s retailing partners. The Company in some cases will also grant allowances to its customers to fund advertising and in-season promotional activities.

     During the spring and fall of each year, the Company presents a collection of designs and styles to buyers representing the Company’s retail customers at scheduled showings. In an effort to achieve a broader market exposure, the Company also participates in a variety of regional and national trade shows throughout the year. In addition, the Company’s account managers regularly visit retail customers and the Company makes catalogs available to its current and potential customers.
     The Company maintains a sales office and showroom in New York City. Buyers for department stores and other large retail customers periodically visit this sales office. The Company also maintains a sales administration office in Bentonville, Arkansas that supports the Company’s business with Wal-Mart Stores, Inc. and its affiliates (collectively, “Wal-Mart”). During fiscal 2008, the Company was selected by Wal-Mart as their single resource for year-round basic replenishment slippers. This retailer previously bought these products from three suppliers of which we were the largest. The first phase of this major initiative involved selling inventory already in the retailer’s stores and warehouses to make way for fresh, new products. To accommodate this effort, the Company did not ship to this customer in November and December 2007 or January 2008. The Company resumed shipments to and restocking of their stores and distribution centers during the third quarter of fiscal 2008.
     The Company for many years has hired temporary merchandisers to assist in the display and merchandising of the Company’s products in a number of department stores and chain stores nationally. The Company believes that this point-of-sale management of the retail selling floor, combined with its computerized automatic demand-pull replenishment systems, optimizes over-the-counter sales.
     Net sales during the last six months of each calendar year have historically been greater than during the first six months. Consequently, the Company’s inventory investment is largest in early fall in order to support its customers’ product needs and demands for the fall and holiday selling seasons. The Company advertises principally in print media, and most promotional efforts are often conducted in cooperation with its customers. Company products are displayed at the retail store level for self-selection or gift-purchase.
     The Company continues to focus on being consumer centric in its marketing initiatives. For instance, as Terrasoles* was launched to the consumer market place, the Company advertised this brand in Outside Magazine, Self, National Geographic Traveler and Alaskan Air. These targeted publications gave Terrasoles* the ability to reach the consumers most appropriate for this brand. Dearfoams* also continued its consumer campaign in the fall of 2007 with advertisements appearing in More and Oprah magazines. Additional direct to consumer initiatives undertaken during fiscal 2008 included brand sites with e-commerce capabilities for Dearfoams*, Superga** and Terrasoles*. These Internet sites allow the Company to have a community around the brands and speak to the consumers using these products. Other marketing initiatives undertaken during fiscal 2008 for each brand included public relations campaigns through editorials, gifting and celebrity dressing events.
     As the industry leader and accessory footwear category expert, the Company expects going forward to continue investing in a variety of initiatives involving consumer-oriented, marketing strategies that support its current and new brands.
Research and Development
     Most of the Company’s research and development activities relate to fabric selection, design and product testing. During fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, the Company spent $2.6 million $2.4 million, $1.0 million and $2.2 million, respectively, to support the research and design of new products and the improvement or redesign of existing products. These research and development activities were substantially supported by 13 employees engaged on a full-time basis in these activities. As part of its variable cost-based business model, the Company recently began utilizing a variety of outside design and development resources, primarily in support of its Terrasoles* branded products, and expects to continue to do so in the future. Costs to be incurred with respect to this outsourcing of design and product development activities are not expected to be significant in proportion to the annual expenses incurred by the Company in this area. With respect to products branded under the Superga** name and as provided for in the related licensing agreement, BasicNet is responsible for all product development and design activities, including product fit and wear testing.
Raw Materials
     The principal raw materials used in the production of the Company’s products are textile fabrics, threads, foams, other synthetic products, recycled micro fleece and mesh. These materials also include organic materials such as bamboo as well as packaging materials and are available from a wide range of suppliers. Thus far, the Company’s third-party contract manufacturers have not experienced any significant difficulty in obtaining raw materials from their respective suppliers.
Significant Customers
     Wal-Mart accounted for 37%, 33% and 35% of the Company’s consolidated net sales during fiscal 2008, fiscal 2007 and the comparable 2006 fifty-two-week period, respectively. Most of the Company’s sales to Wal-Mart are not seasonal in nature, as compared to the sales to the rest of Company’s customers. J.C. Penney Company, Inc. accounted for 11% of the Company’s consolidated net sales during each of the following reporting periods: fiscal 2008, fiscal 2007 and the comparable 2006 fifty-two week period. In the event that either of these customers reduces or discontinues its product purchases, it would adversely affect the Company’s results of operations.
Seasonality and Backlog of Orders
     Approximately 70% of the Company’s annual consolidated net sales are seasonal in nature and typically occur in the second half of the calendar year. The Company’s backlog of unfilled sales orders is often largest in the July-August time frame of each calendar year as the Company’s customer orders are received in preparation for the holiday selling season. The backlogs of unfilled orders as of August month-end periods that ended on September 2, 2008, September 1, 2007 and September 2, 2006 were $30.8 million, $28.0 million and $18.6 million, respectively. The backlogs of unfilled sales orders at the end of fiscal 2008, fiscal 2007 and the 2006 transition period were approximately $29.2 million, $9.7 million and $24.0 million, respectively.
     The Company anticipates that a large percentage of the unfilled sales orders as of the end of fiscal 2008 will be filled during the first six months of fiscal 2009. Due to the unpredictability of the timing of receipt of customer orders and given the heavy seasonality of the Company’s sales, the Company believes that the status of the backlog of orders may not necessarily be indicative of future business. In recent years, customers have placed their orders much closer to the time of expected delivery. The Company expects that this current trend will continue in the future. The Company’s internal product sourcing and logistics activities will continue to adapt to this trend to ensure complete and timely deliveries to its customers.
Inventory
     The Company plans to continue introducing new updated styles to enhance the comfort, freshness and fashion appeal of its products. The Company anticipates that many of the styles will change from season to season, particularly in response to fashion and design changes, as well as in response to retailers’ requests for product differentiation. Given these circumstances, a key strategic Company objective is to better manage its exposure to obsolete inventory. Under the current business model, the Company has been successful in maintaining lower inventory levels, reducing its inventory risks, and lowering the amount of inventory write-downs. A key tactical objective of the Company’s supply chain management is to purchase inventory closer to the time that it is needed by the customer and more in line with the visibility of consumer demand. The Company expects to consistently follow this business practice in the future for all product lines.
     The decrease in inventory levels from the end of fiscal 2007 to fiscal 2008 was due to the following: the increase in shipments at the end of fiscal 2008; the reduction in inventory due to the April 10, 2008 storm that struck our distribution center in Texas; the continued efforts to improve the timing of purchases versus shipments; and the increasing turnover on slow-moving and closeout inventories. The decrease in inventory also reflected the Company’s continued success in collaborating closely with its key retaining partners to liquidate inventory in season and aggressively sell its close out inventories. The Company believes that its exposure to obsolete inventory in fiscal 2009 will likely continue to trend downward.
Sourcing
     The Company maintains an office in Hong Kong to facilitate the procurement of slipper-type products and products to be sold under its various brands, excluding Superga**. The Company currently purchases its slipper-type products from ten different third-party manufacturers, all of which are located in China. Purchases of products sold under the Terrasoles* brand are made from third-party manufacturers different from those the Company uses for slipper-type products. All third-party manufacturers of Terrasoles* products are located in China. The Company expects to purchase products for the MCF™ brand from its slipper third-party manufacturers.
     Purchases of Superga** products are made from BasicNet’s supplier base. These suppliers are located primarily in Vietnam. As provided for in the agreement with Superga,** BasicNet is responsible for ensuring that the factories comply with all applicable laws and regulations with respect to the third-party manufacturing of Superga** products. The Company will rely on BasicNet’s experience in dealing with these suppliers and expects the quality and delivery of products purchased from these suppliers to be consistent with the Company’s overall established quality standards.
     The Company’s experience with its third-party manufacturers has been very good in terms of reliability, delivery times and product quality. The Company recognizes, however, that its reliance on third-party manufacturers does create additional risk to the Company’s business because it no longer controls the manufacturing process of its products. This lack of control could impact the quality of its products and the Company’s ability to deliver its products to customers on a timely basis. During fiscal 2008, the Company did not experience any substantial adverse quality or timeliness issues. The increase in the volume of goods sourced from independent third-party manufacturers in China since the beginning of fiscal 2005 and the Company’s dependence on these manufacturers has resulted in additional responsibilities for the Company’s sourcing operations, including its office in Hong Kong. The Company will continue to ensure that the sourcing activities supported by the Hong Kong office are effectively aligned to ensure that the quality and delivery of products complies with the Company’s standards.
Competition
     The Company primarily operates in a relatively small segment of the overall accessory footwear retail industry. The Company competes primarily on the basis of price, value, quality and comfort of its products, service to its customers and its marketing and merchandising expertise. The Company believes it is among the world’s largest marketers of accessory footwear products; however, this category is a very small component of the highly competitive footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to market accessory footwear. Many of these competitors have substantially greater financial, distribution and marketing resources than the Company. In addition, many of the retail customers for our products have sought to import competitive products directly from manufacturers in China and elsewhere for sale in their stores on a private label basis. The Company is not aware of any reliable published statistics that indicate its current market-share position in the footwear industry or in the sector of the footwear industry providing accessory footwear products.
Manufacturing, Sales and Distribution Facilities
     Since fiscal 2004, the Company has not operated or owned any manufacturing facilities in North America. In addition to its corporate headquarters in Pickerington, Ohio, the Company maintains sales and sales administration offices in New York City and Bentonville, Arkansas and a sourcing representative office in Hong Kong.
     During fiscal 2008, the Company relied on its distribution center in San Angelo, Texas and used an independent third-party logistics provider located on the West Coast of the United States to store products, fulfill customer orders and distribute products to its customers. The distribution center in Texas primarily supports shipments of replenishment, closeout product and e-commerce customer orders. The third-party logistics provider primarily supports case pack shipments to customers. The Company’s principal administrative, sales and distribution facilities are described more fully below under “Item 2. Properties.” of this 2008 Form 10-K.
     During the third quarter of fiscal 2008, the Company’s leased distribution center located in San Angelo, Texas was struck by an apparent tornado. The Company estimated that approximately 30 percent of the building’s high-bay warehouse area was damaged or destroyed by the storm. The Company leased a backup distribution facility in the San Angelo area and experienced minimal disruption to its business. The leased facility, inventory and other contents are fully insured.
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
Employees
     At the close of fiscal 2008, the Company employed approximately 154 full-time team members and six part-time team members worldwide.
Item 1A. Risk Factors.
     There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. The following risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this 2008 Form 10-K. Any of these risks could materially adversely affect our business, our operating results, or our financial condition and the actual outcome of matters as to which forward-looking statements are made.
Our North America business, which is our primary business, is dependent on our ability to continue sourcing products from outside North America.
     We do not own or operate any manufacturing facilities in North America and depend upon independent third parties to manufacture all of our products. During fiscal 2008, substantially all of our products were manufactured in China, except for our Superga** branded products, which were sourced from third-party manufacturers primarily located in Vietnam. The inability of our third-party manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our third-party manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
     We compete with other companies for the production capacity of our third-party manufacturers. Some of these competitors have greater financial and other resources than we have and may have an advantage in securing production from these manufacturers. If we experience a significant increase in demand for our products or if one of our existing third-party manufacturers must be replaced, we may have to find additional third-party manufacturing capacity. There can be no assurance that this additional capacity will be available when required or will be available on terms that are similar to the terms that we have with our existing third-party manufacturers or that are otherwise acceptable to us. If it is necessary for us to replace one or more of our third-party manufacturers, particularly one that we rely on for a substantial portion of our products, we may experience an adverse financial or operational impact, such as increased costs for replacement manufacturing capacity or delays in distribution and delivery of our products to our customers, which could cause us to lose customers or revenues because of late shipments.
Our international manufacturing operations are subject to the risks of doing business abroad.
     We currently purchase 100% of our products for all brands from China, except for the Superga** brand products, which are purchased primarily from Vietnam and Cambodia. We expect to continue to purchase our products from China at approximately the same level in the future. This international sourcing subjects us to the risks of doing business abroad. These risks include:
•	the impact on product development, sourcing or manufacturing from public health and contamination risks in China or other countries where we obtain or market our products;

•	acts of war and terrorism;

•	social and political disturbances and instability and similar events;

•	strikes or other labor disputes;

•	export duties, import controls, tariffs, quotas and other trade barriers;

•	shipping and transport problems;

•	increased expenses, particularly those impacted by recent increases in oil prices;

•	fluctuations in currency values; and

•	general economic conditions in overseas markets.
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
     As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Our largest customer, Wal-Mart, accounted for approximately 37%, of our consolidated net sales in fiscal 2008, 33% of our consolidated net sales in fiscal 2007 and 35% in the comparable 2006 fifty-two-week period. Most of the Company’s sales to Wal-Mart are not seasonal in nature, as compared to the sales to the rest of the Company’s customers. Wal-Mart and J.C. Penney Company, Inc. combined accounted for over 48% of our consolidated net sales in fiscal 2008. If either one of these customers reduced or discontinued its product purchases from us, it would adversely affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo changes that could decrease the number of stores that carry our products, which could adversely affect our results.
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
     The accessory footwear product category is subject to rapid changes in consumer preferences. Our performance may be hurt by our competitors’ product development, sourcing, pricing and innovation as well as general changes in consumer tastes and preferences. The accessory footwear product category is also subject to sudden shifts in consumer spending, and a reduction in such spending could adversely affect our results of operations. Consumer spending may be influenced by the amount of the consumer’s disposable income, which may fluctuate based on a number of factors, including general economic conditions, consumer confidence and business conditions. Further, consumer acceptance of new products may fall below expectations and may result in excess inventories or the delay of the launch of new product lines.
If we inaccurately forecast consumer demand, we may experience difficulties in handling consumer orders or liquidating excess inventories and results of operations may be adversely affected.
     Our industry has relatively long lead times for the design and manufacture of products. Consequently, we must commit to production in advance of orders based on our forecast of consumer demands. If we fail to forecast consumer demand accurately, we may under- or over-source a product and encounter difficulty in handling customer orders or liquidating excess inventory, and we may have to sell excess inventory at a reduced cost. Further, due to the fashion-oriented nature of our products, rapid changes in consumer preferences lead to an increased risk of inventory obsolescence. Significant write-downs of excess inventories have materially impaired our financial position in the past. While we believe we have successfully managed this risk in recent years and believe we can successfully manage it in the future, our operating results will suffer if we are unable to do so.
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
     Further, we are dependent on methods of transport to move our products to and from these facilities. Circumstances may arise where we are unable to find available or reasonably priced shipping to the United States from our manufacturers in China and elsewhere or road and rail transport to our customers in the United States and Canada. If methods of transport are disrupted or if costs increase sharply or suddenly, due to the recent price increases of oil in the world markets or other inflationary pressures, we may not be able to affordably or timely deliver our products to our customers and our results of operations may be adversely affected.
The seasonal nature of our business makes management more difficult, and severely reduces cash flow and liquidity during certain parts of the year.
     Our business is highly seasonal and much of the results of our operations are dependent on strong performance during the last six months of the calendar year, particularly the holiday selling season. The majority of our marketing and sales activities take place at industry market week and trade shows in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash position is strongest in the last six months of the calendar year. Unfavorable economic conditions affecting retailers during the fall and through the holidays in any year could have a material adverse effect on the results of our operations for the year. Although our new business initiatives are focused on adding seasonal balance to our business, we can offer no assurance that the seasonal nature of our business will change in the future.
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
We periodically invest funds in certificates of deposit and non-auction rate marketable securities, in which ultimate repayment of amounts invested depends on the financial capacity of the related financial institutions involved.
     We carry a portfolio of non-auction rate marketable investment securities, consisting primarily of certificates of deposit and other marketable securities of varying maturities. Our investments are made under the guidelines of our investment policy that consider, among other factors, the type of marketable securities and the creditworthiness of the financial institutions involved. Major disruptions in the financial marketplace could have an impact on the ability of a financial institution to repay monies owed. Creditworthiness is evaluated initially and on an ongoing basis as a part of our investment policy and our investment management process.
Item 1B. Unresolved Staff Comments.
     No response required.
Item 2. Properties.
     The Company owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, a facility that contains approximately 55,000 square feet. The Company leases space aggregating approximately 183,000 square feet at an approximate aggregate annual rental of $702,000. The following table describes the Company’s principal leased properties during fiscal 2008 and the operating status of those properties at the end of that period:

		Approximate	Approximate	Lease
Location	Use	Square Feet	Annual Rental	Expires	Renewals
9 East 37th Street, 11th Floor New York City, N.Y.	Sales Office	5,000	$181,400	2015	None

Distribution Center San Angelo, Texas	Shipping, Distribution Center	172,800	$330,000	2010	None

West Gate Tower 7 Wing Hong Street Kowloon, Hong Kong	Sourcing Representative Office	1,300	$59,700	2008	2010

Flat A, 20/F, Block 1 Cloevelly Court, No. 12 May Road Hong Kong	Apartment	2,800	$115,000	2009	None

		Approximate	Approximate	Lease
Location	Use	Square Feet	Annual Rental	Expires	Renewals

2715 S.E. “I” Street Suite 5 & 7 Bentonville, Arkansas	Sales Administration Office	1,040	$15,600	2009	None
The Company believes that all of its owned or leased buildings are well maintained, in good operating condition and suitable for their present uses.
Item 3. Legal Proceedings.
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. There are no significant legal proceedings pending for the Company. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of pending legal proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations, and cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2008.
Supplemental Item. Executive Officers of the Registrant.
     The following table lists the names and ages of the executive officers of the Company as of September 2, 2008, the positions with the Company presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his or her principal occupation for more than five years. The executive officers serve at the discretion of the Board of Directors subject, when applicable, to their respective contractual rights under employment agreements with the Company. There are no family relationships among any of the Company’s executive officers or directors.

		Position(s) Held with the Company and
Name	Age	Principal Occupation (s) for Past Five Years

Greg A. Tunney	47	Director and Chief Executive Officer of the Company since May 2006; President of the Company since February 2006; Chief Operating Officer of the Company from February 2006 to May 2006; President and Chief Operating Officer of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from 1998 to February 2005; Vice President and National Sales Manager of Brown Shoe Company, an operator of retail shoe stores, and a supplier and marketer of footwear for women, men, and children, from 1992 to 1998.

Daniel D. Viren	62	Senior Vice President — Finance and Chief Financial Officer of the Company since June 2000 and Secretary of the Company since October 2000; Treasurer of the Company from October 2000 to December 2004; Senior Vice President — Administration of the Company from 1992 to July 1999; Director of the Company from 2001 to 2004.

		Position(s) Held with the Company and
Name	Age	Principal Occupation (s) for Past Five Years

Glenn D. Evans	47	Senior Vice President — Sourcing and Logistics of the Company since November 2006; Senior Vice President — Creative Services and Sourcing of the Company from November 2003 to November 2006; Vice President — Design and Creative Services of the Company from 2002 to November 2003.

Pamela A. Gentile	50	Senior Vice President — Sales and Brand President, Dearfoams® of the Company since November 2006; Senior Vice President — Sales of the Company from June 2006 to November 2006; Senior Vice President Sales — National Accounts of the Company from September 2004 to June 2006; Vice President Sales — National Accounts of the Company from January 2004 to September 2004; Vice President — Sales of Designs by Skaffles, a privately-held supplier of novelty and accessory products, from October 2003 to January 2004; Vice President — Sales of Copy Cats, a privately-held supplier of women’s apparel products, from March 2003 to October 2003; Vice President Sales — National Accounts of the Company from August 2000 to March 2003.

Jose G. Ibarra	49	Senior Vice President — Treasurer of the Company since July 2008; Vice President — Treasurer of the Company from December 2004 to June 2008; Vice President — Transitional Services of the Company from April 2004 to November 2004; Vice President — Controller of the Company from July 1999 to March 2004.

Yvonne Kalucis	43	Senior Vice President — Human Resources of the Company since February 2008; Vice President — Human Resources of the Company from September 2007 to February 2008; Director of Human Resources for Limited Brands, Inc., a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories under various trade names, from September 2005 to September 2007; Director, Human Resources for Bath & Body Works, a division of Limited Brands, Inc. from October 2002 to September 2005.

Thomas JZ Konecki	53	Senior Vice President — Sales, Licensing and Business Development of the Company since May 2007; Senior Vice President — Sales and Business Development of the Company from May 2006 to May 2007; President of the H.S. Trask & Co. division and Corporate Vice President of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from September 2003 to February 2006; Executive Vice President / General Manager of Born / H.H. Brown, a wholly-owned subsidiary of Berkshire Hathaway engaged in a variety of businesses including the manufacturing and distribution of clothing and footwear, from March 2001 to March 2003.

Lee F. Smith	46	Senior Vice President — Design and Product Development of the Company since December 2006; President of Pacific Footwear Services, a footwear business development company engaged primarily in the research, design, development and commercialization of footwear products for a variety of customers, from 2004 to 2006; President of Pacific Brands, LLC, a market-driven footwear brand management company engaged primarily in managing the distribution of brands in North America and developing new footwear product lines for specialty brands, from 2000 to 2004.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Dividend Information

	Quarter	High	Low	Close

2008 Fiscal Year	First	$12.97	$8.26	$9.65
	Second	10.35	7.03	7.05
	Third	8.09	6.52	7.65
	Fourth	8.84	7.27	8.71

2007 Fiscal Year	First	$6.75	$5.75	$6.60
	Second	7.65	6.32	7.26
	Third	10.47	6.32	10.42
	Fourth	13.14	9.12	11.85
Since March 10, 2008, common shares of the Company have traded on NASDAQ-GM under the “DFZ” symbol. From December 2, 2005 through March 9, 2008, the common shares of the Company traded on the American Stock Exchange LLC (“AMEX”) under the “DFZ” symbol.
The high, low and close sales prices shown above reflect the prices as reported in those markets where the Company’s common shares traded during the periods noted.
Approximate Number of Registered Shareholders: 1,900 as of September 2, 2008.
No cash dividends were paid during the periods noted. The Company has no current intention to pay cash dividends, although the unsecured Revolving Credit Agreement (the “Bank Facility”) between the Company and The Huntington National Bank (“Huntington”) places no restrictions on the Company’s ability to pay cash dividends. See the discussion of Bank Facility in Note 5 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in this 2008 Form 10-K.
Information Regarding Recent Sales of Unregistered Securities
     No disclosure is required under Item 701 of SEC Regulation S-K.
Purchases of Equity Securities by Registrant
     Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of the Company during the fiscal quarter ended June 28, 2008. The Company does not currently have in effect a publicly announced repurchase plan or program. However, the Company is authorized under the terms of its stock-based compensation plans to withhold common shares which would otherwise be issued in order to satisfy related individual tax liabilities upon issuance of common shares in accordance with the terms of restricted stock unit (RSU) agreements.

Item 6. Selected Financial Data.
Selected Financial Data (1)

			Twenty-Six Weeks Ended
	Fiscal	Fiscal	July 1,	July 2,	Fiscal	Fiscal	Fiscal
(Dollars in thousands, except per share amounts)	2008	2007	2006	2005	2005	2004	2003 (2)
				(unaudited)
Summary of Operating Results
Net sales	$109,499	$105,332	$28,455	$28,634	$97,646	$96,275	$114,705
Cost of sales	64,520	63,561	16,295	15,582	54,515	60,053	73,043
Gross profit	44,979	41,771	12,160	13,052	43,131	36,222	41,662
Gross profit as percent of net sales	41.1%	39.7%	42.7%	45.6%	44.2%	37.6%	36.3%
Selling, general and administrative expenses	32,126	30,367	13,886	13,779	33,217	38,344	44,985
Gain on insurance recovery	(1,362)	—	—	—	—	—	—
Gain on sale of land	—	(878)	—	—	—	—	—
Restructuring and asset impairment charges	—	179	2,556	349	1,619	17,341	2,563
Operating profit (loss)	14,215	12,103	(4,282)	(1,076)	8,295	(19,463)	(5,886)
Other income	50	146	130	90	385	419	151
Interest income (expense), net	585	(166)	(114)	(207)	(838)	(1,227)	(1,340)
Income (loss) from continuing operations, before income taxes and minority interest	14,850	12,083	(4,266)	(1,193)	7,842	(20,271)	(7,075)
Income tax benefit (expense)	(5,065)	13,652	—	—	(112)	(116)	(10,028)
Earnings (loss) from continuing operations	9,785	25,735	(4,266)	(1,193)	7,730	(20,387)	(17,103)
Earnings (loss) from discontinued operations, net of income taxes (including $1,240 impairment loss in fiscal 2007 and a $223 loss on disposal in fiscal 2003)	—	(590)	67	179	318	522	(4,603)
Net earnings (loss)	9,785	25,145	(4,199)	(1,014)	8,048	(19,865)	(21,706)
Additional Data
Basic earnings (loss) per common share — continuing operations	$0.93	$2.55	$(0.43)	$(0.12)	$0.78	$(2.07)	$(1.74)
Diluted earnings (loss) per common share — continuing operations	$0.92	$2.46	$(0.43)	$(0.12)	$0.76	$(2.07)	$(1.74)
Basic earnings (loss) per common share — discontinued operations	$—	$(0.06)	$0.01	$0.02	$0.03	$0.05	$(0.47)
Diluted earnings (loss) per common share — discontinued operations	$—	$(0.06)	$0.01	$0.02	$0.03	$0.05	$(0.47)
Basic net earnings (loss) per common share	$0.93	$2.49	$(0.42)	$(0.10)	$0.82	$(2.02)	$(2.21)
Diluted net earnings (loss) per common share	$0.92	$2.40	$(0.42)	$(0.10)	$0.79	$(2.02)	$(2.21)
Book value per share (at the end of period)	$4.31	$3.46	$0.90	$0.40	$1.13	$0.51	$2.58
Annual % change in net sales	4.0%	8.1%	(.6%)	1.2%	1.4%	(16.1%)	(2.6%)
Annual % change in net earnings (loss)	(61.1%)	212.4%	(314.1%)	95.61%	140.5%	8.5%	(82.7%)
Pretax return on net sales	13.6%	11.5%	(15.0%)	(4.2%)	8.0%	(21.1%)	(6.2%)
Net earnings (loss) as a percentage of beginning net shareholders’ equity	27.02%	279.5%	(37.8%)	(20.4%)	161.6%	(78.2%)	(46.0%)

Selected Financial Data — Continued (1)
(All amount in thousands)

			Twenty-Six Weeks Ended
	Fiscal	Fiscal	July 1,	July 2,	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005	2005	2004	2003 (2)
				(unaudited)
Basic weighted-average number of common shares outstanding	10,469	10,089	9,961	9,839	9,869	9,839	9,823
Diluted weighted average number of common shares outstanding	10,691	10,462	9,961	9,839	10,148	9,839	9,823

Financial Position at the End of Period
Total current assets	$55,476	$49,686	$34,809	$30,891	$36,066	$33,082	$44,379
Total current liabilities	9,751	15,490	18,816	17,785	15,348	18,209	18,533
Working capital (3)	45,725	34,196	15,993	13,106	20,718	14,873	25,846
Long-term debt, excluding current installments	187	272	439	294	533	479	2,141
Net shareholders’ equity	46,029	36,215	8,996	3,900	11,109	4,978	25,387
Net property, plant and equipment	3,149	2,255	2,419	2,542	2,371	2,718	9,369
Total assets	67,643	63,528	40,444	36,729	41,831	39,092	61,280
Other Data
Capital expenditures	1,569	633	326	236	478	122	1,662
Depreciation and amortization of property, plant and equipment	641	560	239	318	590	1,336	1,762

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for information regarding the factors that have affected and affect the financial results of the Company. On May 17, 2006, the Board of Directors of R.G. Barry Corporation approved a change in the Company’s fiscal year-end from the Saturday closest to December 31 to the Saturday closest to June 30. Accordingly, data is presented in this 2008 Form 10-K for the period from January 1, 2006 through July 1, 2006, otherwise known as the 2006 transition period. The Company’s annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”). For all periods, except the twenty-six-week period ended July 2, 2005, the selected financial data set forth above under “Summary of Operating Results,” “Additional Data”, “Financial Position at the End of Period,” and “Other Data” are derived from the Company’s audited consolidated financial statements.

Furthermore, the selected financial data set forth above reflect the impact of the decision made in fiscal 2007 by the Board of Directors of R.G. Barry Corporation to sell the Company’s 100% ownership in Escapade, S.A. and its Fargeot et Compagnie, S.A subsidiary (collectively, “Fargeot”). As a result of this action and consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations for Fargeot have been reported as discontinued operations for the periods reported, as applicable, in the Company’s Consolidated Statements of Operations included in this 2008 Form 10-K. Furthermore, the assets and liabilities related to these discontinued operations were reclassified to current assets held for disposal and current liabilities associated with assets held for disposal at June 30, 2007, as reported in the Company’s Consolidated Balance Sheet included in this 2008 Form 10-K. This data is included as part of current assets and current liabilities in the selected financial data presented above for the relevant period. The sale of Fargeot was completed in July 2007. See further details on the disposition of Fargeot in Note 16 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2008 Form 10-K.

Unless otherwise noted, all reporting periods presented in the selected financial data above are fifty-two weeks.

(2)	Fiscal year includes fifty-three weeks.

(3)	Working capital is total current assets less total current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand our financial condition, changes in financial condition, results of operations and cash flows. This MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in “Item 8. Financial Statements and Supplementary Data.” in this 2008 Form 10-K.
     Our Company is engaged in designing, purchasing, marketing and distributing accessory footwear products. We define accessory footwear as a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. Our products are sold predominantly in North America through department stores, chain stores and mass merchandising channels of distribution. Unless the context otherwise requires, references in this MD&A to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
     At the end of fiscal 2007, our Board of Directors approved a plan to sell our 100 percent ownership of Fargeot. As a result of this action and consistent with the provisions of SFAS 144, the results of operations for Fargeot have been reported as discontinued operations for all reporting periods, as applicable, noted in our Consolidated Statements of Operations. Furthermore, the assets and liabilities related to these discontinued operations were reclassified to current assets held for disposal and current liabilities associated with assets held for disposal in the Consolidated Balance Sheet as of June 30, 2007. Fargeot’s business was the only business reported as part of our Barry Europe operating segment. Therefore, with the Fargeot business reported as discontinued operations, we have had only one operating segment, Barry North America. We completed the sale of Fargeot in July 2007, as further described under the caption “Discontinued Operations” below and in Note 16 of the Notes to Consolidated Financial Statements included in this 2008 Form 10-K.
     All references to assets, liabilities, revenues and expenses in this MD&A reflect continuing operations and exclude discontinued operations with respect to the sale of Fargeot’s business, unless otherwise indicated.
Change in Fiscal Year End
     In May 2006, our Board of Directors approved a change in the Company’s fiscal year-end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligned our fiscal year more closely with the seasonal nature of our business. This MD&A compares the consolidated financial statements as of and for fiscal 2008 with the consolidated financial statements as of and for fiscal 2007.
     In view of the change to our fiscal year, this MD&A also compares the Company’s consolidated financial statements as of and for the 2006 transition period with the consolidated financial statements as of and for the comparable 2005 twenty-six-week period, as described above.
     Throughout this MD&A, data for all periods except as of and for the 2005 twenty-six-week period, are derived from our audited consolidated financial statements, which appear in this 2008 Form 10-K.
Summary of Results for Fiscal 2008
     During fiscal 2008, we remained focused on achieving our principal goals:
•	grow our business profitably by pursuing a core group of initiatives based on innovation within our product lines;

•	continue efforts to strengthen the relationships with our retailing partners and open distribution of our products in new retail channels;

•	further enhance the image of our brands; and

•	expand our portfolio of licensed brands.
     During fiscal 2008, we accomplished the following:
•	We achieved an approximate 4.0 percent increase in our consolidated net sales, as compared to fiscal 2007, despite a very challenging economic and retail environment during the critical 2007 holiday season.

•	We earned approximately $14.9 million from continuing operations before income taxes, including a gain on insurance recovery of $1.4 million related to finished goods inventory lost due to storm damage at our distribution center in Texas.

•	We did not use our Bank Facility as described under the caption “Liquidity and Capital Resources” below during fiscal 2008 and ended the year with no outstanding indebtedness under the Bank Facility.

•	We reported cash and cash equivalents on hand of approximately $14.2 million and $11.9 million in short-term investments at the end of fiscal 2008.

•	Our total on-hand inventory investment was lower by 26 percent at the end of fiscal 2008 as compared to the end of fiscal 2007.
Looking Ahead to Fiscal 2009 and Beyond
     Looking ahead to fiscal 2009 and beyond, we will continue to pursue strategically driven initiatives that are designed to provide measurable and sustainable net sales and profit growth. We remain confident in our business and begin the year with a strong balance sheet, healthy brands and a business plan that focuses on growth and profitability well beyond the next 12 months, but we know that fiscal 2009 will present a challenging environment from a general economic and business perspective. We have begun seeing short-term economic volatility manifesting itself as: 1) caution among retailers who are delaying or reducing orders in an effort to limit their days of on-hand inventory and subsequently creating noteworthy shifts in our quarterly sales patterns, which will be evident beginning in the first quarter of fiscal 2009; 2) losses of retail floor space due to downsizings and bankruptcies; and 3) inflationary pressures from our suppliers. We are addressing these issues, but realistically, we believe that they will result in relatively flat net sales and lower gross profit margins for us in fiscal 2009 as compared to fiscal 2008. Because our business continues to be highly seasonal and dependent on the holiday selling season, there is significant inherent risk and potential cyclicality in our business. See the discussion under the caption “Item 1A. Risk Factors” in this 2008 Form 10-K.
Fiscal 2008 Results from Continuing Operations Compared to Fiscal 2007
     The discussion in this section compares our results of operations for fiscal 2008 to those in fiscal 2007. Each dollar amount and percentage change noted below reflects the change between these periods unless otherwise indicated.
     During fiscal 2008, consolidated net sales increased by $4.2 million or approximately 4.0 percent. The net sales increase was principally due to the following: increased volumes in our mass, warehouse club, catalog, internet-based customers, specialty, and independent retail channels; increases in the average wholesale prices associated primarily with our new brand and product introductions; partially offset by a decrease in volume to customers in the department store channel. These volume changes reflect several factors: a very successful transitioning of product initiative and sales growth reported with Wal-Mart; outstanding sell-through rate with a major warehouse club customer; as well as the impact of the market introduction of new brand lines and product extension; offset in part by the impact of a difficult retailing environment during the fiscal year, particularly in the department stores sector.

     Gross profit increased by $3.2 million. Gross profit as a percent of net sales was 41.1 percent in fiscal 2008 and 39.7 percent in fiscal 2007. The increases in both gross profit dollars and as a percent of net sales were due primarily to the increase in sales volumes and to the effect of higher average wholesale selling prices of product over the average product cost increases experienced over those reporting periods. The increase in average wholesale selling prices is reflective of our new brand initiatives and product introductions undertaken in fiscal 2008 as well as our successful experience with a key warehouse club customer.
     The increase in average wholesale selling prices during fiscal 2008 was partially offset by continuing increases in our product cost, which resulted from the increase in the price of oil and the strengthening of the Chinese Yuan against the U.S. Dollar. Oil prices affect the raw materials that go into our products, as well as freight costs incurred in transporting the goods to the U.S. Although our purchases of finished goods from third-party manufacturers are contracted in U.S. Dollars, the strengthening of the Chinese Yuan against the U.S. Dollar has influence on vendor pricing. We continue to work with our current finished goods supplier base as well as continue to explore other sources of manufacturing capacity to ensure that our product costs remain competitive.
     Selling, general and administrative (“SG&A”) expenses increased by $1.8 million or approximately 6 percent. As a percent of net sales, SG&A expenses were 29.3 percent for fiscal 2008 versus 28.8 percent for fiscal 2007. The net increase in SG&A expenses was due primarily to the following:
•	a $700 thousand increase in advertising expense in support of a variety of promotional activities for our core and new brands;

•	a $700 thousand increase in expenses in merchandising materials, trade shows, and samples related expenses in support of our new brandlines and additional marketing and selling initiatives undertaken during the fiscal year;

•	a $600 thousand increase in payroll and related expenses; and

•	a $300 thousand net increase in other expense areas.
The expense increases noted above were offset by the following:
•	a $500 thousand reduction in insurance expense due to lower rates, lower inventory volumes and actions taken to improve our insurance coverage efficacy.
     For fiscal 2008, we reported a gain of approximately $1.4 million from insurance recovery. On April 10, 2008, our leased distribution facility in Texas was struck by a tornado, which resulted in a loss of a portion of our inventory stored in that facility. We insure our entire finished goods inventory in all locations at the expected wholesale value. The gain realized in fiscal 2008 represented the difference between the carrying costs of the damaged inventory versus the insurance proceeds approximating such inventory’s wholesale value. In addition, this storm resulted in damage to the leased facility and a portion of our warehouse equipment in the facility. The facility and equipment damaged were fully insured at replacement cost. Activities to repair or replace the facility and equipment were ongoing at the close of fiscal 2008. None of the gain recognized in fiscal 2008 relates to insurance recovery related to either the leased facility or affected equipment in that facility.
     A gain of $878 thousand on the disposal of 4.4 acres of land was reflected in our Consolidated Statement of Operations for fiscal 2007. This property is adjacent to our headquarters office and was not being used as part of our business activities. No similar transaction occurred in fiscal 2008.
     During fiscal 2007, we recorded $179 thousand in restructuring charges primarily due to professional fees associated with the application process of liquidating our subsidiaries in Mexico. No restructuring related activities occurred during fiscal 2008.

     The interest expense decrease of $516 thousand or 81 percent was due primarily to our profitability over the last twelve months, which resulted in no borrowings under our Bank Facility, as described further under the caption “Liquidity and Capital Resources” below.
     The increase in interest income of $235 thousand resulted from our increase in invested funds during fiscal 2008, which were available due to our profitability and liquidity over the last twelve months.
     Based on the results of operations noted above, we reported earnings from continuing operations of $9.8 million in fiscal 2008, or $0.92 per diluted common share, compared to $25.7 million in fiscal 2007 or $2.46 per diluted share. The earnings from continuing operations of $25.7 million for fiscal 2007 included the tax benefit of approximately $13.6 million with respect to the reversal of the deferred tax asset valuation allowance. As reported previously, we recorded a valuation allowance reflecting the full reservation of the value of our deferred tax assets at the end of fiscal 2003 because we deemed then that it was more likely than not that our deferred tax assets would not be realized. In the second quarter of fiscal 2007, we determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, that a valuation allowance against net deferred tax assets was no longer required because it was more likely than not that the deferred tax assets would be realized in future periods.
Discontinued Operations
     At the end of fiscal 2007, our Board of Directors approved a plan to sell our 100 percent ownership in Fargeot. This action strategically aligned all elements of our operations with the current business model, which includes, among other key components, the 100 percent outsourcing of our product needs from third-party manufacturers. As a result of this action, Fargeot’s business, which had been the only business in our Barry Europe operating segment, was reclassified as discontinued operations for fiscal 2007. Since the disposal of Fargeot, we have operated under one segment, Barry North America.
     Our results of operations for fiscal 2008 did not reflect any transactions with respect to Fargeot’s disposal. Selected financial data relating to the discontinued operations of Fargeot for fiscal 2007, the 2006 transition period and fiscal 2005 are as follows (dollar amounts in thousands, except per common share data):

	2007	2006	2005

Net sales	$8,490	$4,428	$7,842
Loss on net assets held for sale as discontinued operations	1,240	—	—
Earnings (loss) from discontinued operations before income tax	(751)	101	228
Earnings (loss) from discontinued operations, net of income tax	$(590)	$67	$228
Basic earnings (loss) per common share: discontinued operations	$(0.06)	$0.01	$0.02

Diluted earning (loss) per common share: discontinued operations	$0.01	$0.02	$0.02

     In July 2007, we completed the sale of Fargeot to M.T. SARL for approximately $480 thousand. The net value of the business at the close of fiscal 2007 was estimated at $474 thousand. We reported a loss from discontinued operations of $590 thousand in fiscal 2007, which included both the results of the Fargeot operations and an impairment loss of $1.2 million, resulting from the sale of Fargeot. Further details of the sale are included in Note 16 of the Notes to Consolidated Financial Statements included in this 2008 Form 10-K. During the 2006 transition period and fiscal 2005, the Fargeot business marginally contributed earnings in respect of the consolidated results of our Company.

     Based on the results from continuing and discontinued operations discussed above, we reported net earnings of approximately $9.8 million or $0.92 per diluted common share and $25.1 million or $2.40 per diluted common share for fiscal 2008 and fiscal 2007, respectively.
2006 Transition Period Compared to the 2005 Twenty-Six-Week Period Results
     A comparative view of the 2006 transition period ended July 1, 2006 and the comparable 2005 twenty-six-week period ended July 2, 2005 is provided below (dollar amounts in thousands, except for per common share data):

	2006 transition period	2005 twenty-six-week period

Net sales	$28,455	$28,634
Gross profit	12,160	13,052
Selling, general and administrative expenses	13,886	13,779
Restructuring and asset impairment charges	2,556	349
Other income	(130)	(90)
Interest expense	147	207
Interest income	(33)	—
Loss from continuing operations	(4,266)	(1,193)
Earnings from discontinued operations	67	179
Net loss	$(4,199)	$(1,014)
Loss per common share-continuing operations:
Basic	$(0.43)	$(0.12)

Diluted	$(0.43)	$(0.12)

Earnings per common share-discontinued operations:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

Net loss per common share:
Basic	$(0.42)	$(0.10)

Diluted	$(0.42)	$(0.10)

     The discussion below compares our results of operations for the 2006 transition period to those in the comparable 2005 twenty-six-week period. Each dollar amount or percentage change noted below reflects the change between these periods unless otherwise indicated.
     During the 2006 transition period, net sales from continuing operations were relatively flat at approximately $28.5 million vis-à-vis the comparable 2005 twenty-six-week period. The net sales comparison, however, includes an approximate $1.9 million reduction in net sales to Wal-Mart, offset by a $1.8 million increase in net sales in a variety of other channels. These net sales changes were due primarily to changes in the number of units shipped to key retailers in these channels.
     Gross profit decreased by approximately $900 thousand or 7 percent. Gross profit as a percent of net sales decreased to 42.7 percent in the 2006 transition period from 45.6 percent in the comparable 2005 twenty-six-week period. The decreases in gross profit dollars and as a percentage of net sales reflected primarily the impact of favorable adjustments recorded in the comparable 2005 twenty-six-week period with respect to promotions, sales incentives and sales returns. These favorable adjustments were recorded as a result of our better than expected sell-through rates experienced during the calendar 2004 holiday season. These favorable adjustments did not reoccur during the 2006 transition period.
     Our SG&A expenses increased by approximately $100 thousand to $13.9 million in the 2006 transition period. The variance in SG&A expenses was primarily reflected in our corporate administration expense area and was supported by the following:

•	a $203 thousand increase in salary expense due primarily to the overlap of employment during the 2006 transition period by our former Chief Executive Officer and our current President and Chief Executive Officer; and

•	a $195 thousand increase in compensation costs for share-based awards as we adopted SFAS No. 123R effective January 1, 2006.
     These expense increases were offset by the following:
•	a favorable adjustment of approximately $212 thousand to our incentive bonus accrual established at the end of fiscal 2005, offset by higher incentive expense of approximately $130 thousand accrued for the 2006 transition period.
     Restructuring charges and adjustments increased by approximately $2.3 million, reflecting the increase in our accrual at the end of the 2006 transition period for the settlement of the lease agreement with the respect to the former distribution center in Mexico, as well as the reorganization actions taken in June 2006 to eliminate certain U.S.-based staff positions.
     Net interest expense in the 2006 transition period decreased by $94 thousand or 45.4 percent. The daily average borrowings under our previous bank facility for the 2006 transition and the comparable 2005 twenty-six-week periods were approximately $240 thousand and $1.4 million, respectively. The reduction in our interest expense and our daily average borrowings reflected the benefits of our profitability in fiscal 2005, which offset the higher interest rates on our borrowed funds during the 2006 transition period and the higher period-on-period unused line fees incurred with our previous lender. The weighted-average interest rate on our short-term borrowings was 8.3 percent and 6.8 percent during the 2006 transition period and the comparable 2005 twenty-six-week period, respectively.
     For the 2006 transition period, we incurred a loss from continuing operations of $4.3 million as compared to a loss from continuing operations of $1.2 million incurred during the comparable 2005 twenty-six-week period. We recognized no income tax expense for either the 2006 transition period or the comparable 2005 twenty-six-week period.
     Earnings from Fargeot’s discontinued operations, net of income taxes, were $67 thousand and $179 thousand for the 2006 transition period and the comparable 2005 twenty-six-week period, respectively.
     Based on the results of operations noted above, we reported a net loss of $4.2 million or $0.42 per diluted common share in the 2006 transition period, compared to a net loss of $1.0 million or $0.10 per diluted common share for the comparable 2005 twenty-six-week period.
Liquidity and Capital Resources
     Our primary source of revenue and cash flow is our operating activities in North America. When cash inflows are less than cash outflows, we also have access to amounts under our Bank Facility, as described further below in this section, subject to its terms. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations and borrowings under our current or additional credit facilities.
     Our liquidity requirements arise from the funding of our working capital needs, which include primarily inventory, other operating expenses and accounts receivable, funding of capital expenditures and repayment of our indebtedness. Generally, most of our product purchases from third-party manufacturers are acquired on an open account basis, and to a lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our Bank Facility at the time of shipment of the products and reduce the amount available under our Bank Facility when issued.

     Cash and cash equivalents on hand was $14.2 million at June 28, 2008 compared to $18.2 million at June 30, 2007 and approximately $1.0 million at July 1, 2006. Short-term investments were $11.9 million at June 28, 2008, compared to $0 at June 30, 2007 and $0 at July 1, 2006. As of the end of fiscal 2008, we carried a portfolio of marketable investment securities, which included nine-month certificates of deposit that are classified as held to maturity investments and a corporate bond that is classified as an available-for-sale security. The certificates of deposit have an investment grade and a term to earliest maturity of three to twelve months. The corporate bond is a long-term instrument maturing in 2022, with an interest rate that is reset approximately every seven days, at which time the corporate bond can be sold. Accordingly, the security is classified as a current asset on the consolidated balance sheet. The marketable investment corporate bond is carried at cost, which approximates fair value.
     All references made in this section are on a consolidated basis. Amounts with respect to Fargeot, which has been reclassified as discontinued operations in our Consolidated Statements of Operations, have been included, as applicable, in the operating, investing and financing activities sections of this liquidity and capital resources analysis. The net effect of the sale of Fargeot has been reflected as a non-cash impairment loss in our Consolidated Statement of Cash Flows for fiscal 2007. This amount impacted our cash flow generated from operating activities as described below.
Operating Activities
     During fiscal 2008, our operations generated $8.7 million in cash. This operating cash flow was primarily the result of our net earnings for the period adjusted for non-cash activities such as deferred income tax expense of $4.6 million, depreciation and stock-based compensation expense of $641 thousand and $698 thousand, respectively, and changes in our working capital accounts as well as payments on our pension and other obligations. In fiscal 2008, significant changes in working capital accounts included higher amounts of accounts receivable and lower accounts payable and accrued expenses, offset by lower amounts of inventory, as discussed in more detail below.
     During fiscal 2007, our operations generated $16.1 million of cash. This operating cash flow was primarily the result of our net earnings for the period adjusted for non-cash activities such as the deferred income tax and valuation adjustment of $14.6 million, impairment loss on the sale of Fargeot of $1.2 million, gain on the sale of land of $878 thousand and changes in our working capital accounts. In fiscal 2007, significant changes in working capital accounts included lower amounts of inventories and lower amounts of accrued expenses, offset by higher amounts of accounts receivable, as discussed in more detail below.
     During the 2006 transition period, our operations used $1.8 million of cash, which was primarily the result of our net loss for the period, adjusted for changes in working capital accounts. In the 2006 transition period, significant changes in working capital accounts included lower amounts of accounts receivable and higher amounts of inventory, offset by higher amounts of accounts payable, as discussed below.
     During fiscal 2005, our operations generated approximately $6.2 million of cash. This operating cash flow was primarily the result of our net earnings for the period adjusted for changes in working capital accounts. In fiscal 2005, significant changes in working capital accounts included higher amounts of accrued expenses, offset by lower amounts of accrued retirement costs and lower amounts of accounts receivable, as discussed below.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 5.7: 1 at June 28, 2008, 3.2:1 at June 30, 2007, and 1.9:1 at July 1, 2006. The increase in our working capital ratio from the end of fiscal 2007 to the end of fiscal 2008 was primarily driven by an increase in cash resulting from our profitability in fiscal 2008. The increase in our working capital ratio from the end of the 2006 transition period to the end of fiscal 2007 was due primarily to an increase in cash resulting from our profitability in fiscal 2007 and the impact of the reversal of the tax valuation allowance with respect to current deferred tax assets.

     Changes during fiscal 2008 in the primary components of working capital accounts were as follows:
•	Net accounts receivable increased by approximately $5.8 million during fiscal 2008. This increase was primarily due to an increase in sales levels in the latter part of the period and to the timing of approximately $600 thousand received in early July 2008 with respect to the insurance recovery related to the inventory damaged at our distribution facility in Texas.

•	Net inventories decreased by $3.8 million during fiscal 2008, resulting from the increase in shipments in the last month of the fiscal year; the reduction in inventory due to the storm at our distribution facility; and our continuing efforts to manage our inventory more efficiently. We have continued to work closely with certain key retailers to promote our products in-season and aggressively liquidate our on-hand closeout inventories.

•	Accounts payable decreased by $3.3 million during fiscal 2008, due primarily to the timing of incurring certain operational type expenses as well as the timing of our purchases from third-party manufacturers. As part of our business model, we continue to manage closely the timing of receipt of orders from our customers to the time we place these orders with our third-party manufacturers.

•	Accrued expenses decreased by $158 thousand during fiscal 2008, primarily driven by a reduction in incentive bonus accruals at the end of fiscal 2008, as compared to the prior year.
Investing Activities
     During fiscal 2008, investing activities consumed $13.4 million in cash. Purchases of short-term investments comprised $11.9 million of this amount. Capital expenditures, primarily involving heating and air conditioning units for the corporate offices and purchased software of $1.6 million, were made during the year, offset by $100 thousand in proceeds from the disposal of Fargeot and other equipment disposals.
     During fiscal 2007, investing activities provided $257 thousand in cash. We received $890 thousand from the sale of land, which was offset by $633 thousand in capital expenditures, primarily involving computer hardware, software and various other furnishings and renovations in the corporate offices. During the 2006 transition period and fiscal 2005, investing activities used $323 thousand and $471 thousand in cash, respectively. Most of the cash used as part of our investing activities was associated with capital expenditures of $326 thousand and $478 thousand, respectively, incurred in a variety of projects undertaken during those reporting periods.
Financing activities
     During fiscal 2008, financing activities provided $685 thousand in cash. This financing cash inflow resulted primarily from $764 thousand in cash provided from the exercise of employee stock options and realized excess state and local tax benefits associated with stock option exercises. This amount was partially offset by the payment of approximately $79 thousand associated with our debt.
     During fiscal 2007, financing activities provided $860 thousand in cash. This financing cash inflow resulted primarily from $1.1 million of cash provided from the exercise of employee stock options. This amount was partially offset by the payment of approximately $277 thousand with respect to our lines of credit.
     During the 2006 transition period, financing activities used $461 thousand in cash. This financing cash outflow resulted primarily from the payment of $514 thousand with respect to our lines of credit, offset by $53 thousand of cash received from the exercise of stock options.
     During fiscal 2005, financing activities used approximately $3.1 million in cash. This financing cash outflow resulted mainly from the payment of $3.9 million on our lines of credit, offset by $495 thousand of additional debt incurred with respect the transfer of certain product design and patent rights to us by the mother of our chairman and $290 thousand of cash received from the exercise of stock options.
2009 Liquidity
     We believe our sources of cash and cash equivalents on-hand, short-term investments and funds available under our Bank Facility will be adequate to fund our operations and capital expenditures through fiscal 2009.
Bank Facility
     On March 29, 2007, we entered into an unsecured Bank Facility with Huntington. The Bank Facility replaced the former borrowing facility with The CIT Group/Commercial Services, Inc. (“CIT”). Under the terms of the Bank Facility, Huntington is obligated to advance us funds for a period of three years in the following amounts:
Year 1 —   $20 million from July 1, 2007 to December 31, 2007; $5 million from January 1, 2008 to June 30, 2008;
Year 2 —   $16 million from July 1, 2008 to December 31, 2008; $5 million from January 1, 2009 to June 30, 2009; and
Year 3 —   $12 million from July 1, 2009 to December 31, 2009; $5 million from January 1, 2010 to March 31, 2010
     The termination and maturity date of the Bank Facility is March 31, 2010, but it may be extended for one-year periods upon the agreement of the Company and Huntington. Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.25 to 1.0, which is calculated quarterly on a trailing 12-month basis, and (b) maintaining a consolidated net worth of at least $29 million, increased annually by an amount equal to 50 percent of our consolidated net income subsequent to June 30, 2007. Further, the Bank Facility must be rested for at least 30 consecutive days beginning on February 1st of each year and borrowings under the Bank Facility may not exceed 80 percent of the Company’s eligible accounts receivable and 50 percent of its eligible inventory at any given time. The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 1.20 percent. Additionally, we agreed to pay a quarterly fee for any unused amount of the Bank Facility equal to 0.25 percent of the average unused balance of the Bank Facility, a commitment fee of $5 thousand, which was due at closing, and an annual facility fee of $2.5 thousand due on the last day of March commencing March 31, 2008. During fiscal 2008, we incurred unused line fees of approximately $30 thousand. As of June 28, 2008, we had no amounts outstanding and $4.8 million available under the Bank Facility, which reflects the aggregate amount of outstanding letters of credit.
Other Short-term Debt
     In March 2004, we borrowed $2.2 million against the cash surrender value of life insurance policies insuring our non-executive chairman. Consistent with prior reporting periods, the $2.2 million indebtedness is classified within short-term notes payable in our Consolidated Balance Sheets at June 28, 2008, June 30, 2007 and July 1, 2006.
Other Long-term Indebtedness and Current Installments of Long-term Debt
     As of June 28, 2008, we reported approximately $84 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement entered into with the mother of our chairman as disclosed in Note 5 of the Notes to the Consolidated Financial Statements included in this 2008 Form 10-K. At the end of fiscal 2008, we reported approximately $187 thousand as consolidated long-term debt, all of which was related to the obligation under the agreement entered into with the mother of our chairman.

Other Matters Impacting Liquidity and Capital Resources
Contractual Obligations
     We have traditionally leased facilities under operating lease transactions for varying term lengths, ranging generally from two years to seven years, often with options for renewal. On occasion, we have also leased certain equipment utilizing operating leases. These leasing arrangements have allowed us to pay for the facilities and equipment over the time periods they are utilized, rather than committing our resources initially to acquire the facilities or equipment. All leases have been accounted for as operating leases, consistent with the provisions of SFAS No. 13, “Accounting for Leases,” as amended. Our future off-balance sheet non-cancelable operating lease obligations are discussed in Note 6 of the Notes to Consolidated Financial Statements included in this 2008 Form 10-K.
     The following table summarizes our contractual obligations for both long-term obligations that appear on our Consolidated Balance Sheet, as of June 28, 2008, as recognized in our Consolidated Financial Statements and as discussed in the Notes to our Consolidated Financial Statements:

	Payments due by period
					More
		Less than	1 — 3	3 — 5	than 5
	Total	1 year	years	years	years	Other

	(in thousands of dollars)
CONTRACTUAL OBLIGATIONS:

Short-Term Debt	$2,200	$2,200	None	None	None	None
Long-Term Debt, Current and Non-Current Portions *	$271	$84	$187	None	None	None
Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company **	$11,976	**	**	**	**	$11,976 **
OTHER CONTRACTUAL OBLIGATIONS:
Operating Leases — see also Note 6 of the Notes to Consolidated Financial Statements	$2,329	$648	$956	$377	$348	None
Purchase Obligations in the ordinary course of business ***	$27,222	$27,222	None	None	None	None

*	Interest has been excluded from the amount shown under Long-Term Debt, Current and Non-Current Portions above. The interest amounts were deemed immaterial.

**	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company as of June 28, 2008 represent accrued cumulative future obligations under our Associates’ Retirement Plan of approximately $4,000; accrued cumulative future obligations under our Supplemental Retirement Plan of approximately $7,300; accrued cumulative future obligations from employee salary withholdings under our salary deferred compensation plan of approximately $400 and $300 in accrued post-employment medical and life insurance benefits. The timing of future cash outflows related to most of these obligations is not readily determinable, as it is primarily dependent upon the annual actuarially determined qualified pension plan contributions as well as the timing of future associate retirements.

***	We acquire inventory and merchandise in the ordinary course of business, issuing both purchase orders and, to a lesser extent, letters of credit to acquire merchandise from suppliers. Commitments in the ordinary course of business outstanding as of June 28, 2008 are included above. There were no material outstanding commitments other than those represented as part of our ordinary course of business.
We have not paid cash dividends since 1981. We have no current plans to resume payment of cash dividends or to establish a program to acquire common shares for treasury. We anticipate continuing to use our cash resources to fund the operating needs of the business.
Other Matters Relevant to Financial Condition and Results of Operations
Licensing Agreement for European Distribution
     In fiscal 2008, we terminated the licensing agreement for the sale, marketing and sourcing of our slipper product brands in Europe with a subsidiary of a British comfort footwear and apparel firm. The annual royalty fees resulting from this agreement were not significant to the overall operations of our business. We reported $50 thousand, $146 thousand, $107 thousand and $385 thousand for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, respectively, as royalty payments received from the licensee under this licensing agreement.
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
     The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes 1 (a) through (u) of the Notes to Consolidated Financial Statements in this 2008 Form 10-K.
     A summary of the critical accounting policies requiring management estimates follows:
     (a) We recognize revenue when the following criteria are met:
•	goods are shipped from our warehouses and other third-party distribution locations, at which point our customers take ownership and assume risk of loss;

•	collection of the relevant receivable is probable;

•	persuasive evidence of an arrangement exists; and

•	the sales price is fixed or determinable.
     In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors.
     Allowances for returns, promotions, cooperative advertising and other sales incentives were not material to the overall financial position as reported at the end of fiscal 2008, fiscal 2007 and the 2006 transition period. The estimates established for these allowances at the end of these reporting periods reflect the downward trend that has resulted from our ongoing efforts of collaborating closely with key retailing partners to offer the appropriate in-season consumer promotions and sales incentives to achieve mutually satisfactory sell-through rates, thus reducing or eliminating returns. As of June 28, 2008, our allowance for returns was $151 thousand. A hypothetical change of 10 percent in our returns allowance would have an impact on income from continuing operations before income taxes of approximately $6 thousand. As of June 28, 2008, our allowance for promotions, cooperative advertising and other sales incentives was $1.5 million. A hypothetical change of 10 percent in this allowance would have an impact on income from continuing operations before income taxes of $150 thousand.
     Due to the continuing seasonal nature of our business, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations could be different than those estimates noted above.
     (b) We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. At the end of fiscal 2008, the end of fiscal 2007 and the end of the 2006 transition period, we estimated the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $97 thousand, $192 thousand and $463 thousand, respectively. There were no significant variances noted in our evaluation of net realizable inventory when comparing fiscal 2008 to fiscal 2007. The overall downward trend of the inventory amount exceeding the estimated net realizable value over the reporting periods reflects our on-going initiatives to properly manage the inventory investment by aligning this investment to our revenue opportunities.
     (c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carryforward position, and our projections of future profits. We recorded a valuation allowance when it was more likely than not that some portion or all of our deferred tax assets would not be realized. Accordingly, beginning with year-end fiscal 2003, we established a valuation allowance against the value of those deferred tax assets. At that time, there was not sufficient historical assurance that future taxable income would be generated to offset these deferred deductible items. Accordingly, our valuation allowance against the net deferred tax assets was $18.3 million at the end of the 2006 transition period.
     This full valuation allowance reserve was maintained through the first quarter of fiscal 2007. In the second quarter of fiscal 2007, we determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, a valuation allowance against net deferred tax assets was no longer required because it is more likely than not that the Company’s deferred tax assets will be realized in future periods. Accordingly, a complete reversal of the valuation allowance was recognized in closing out the second quarter of fiscal 2007. This action resulted in and accounts for substantially all of the net income tax benefit of $13.6 million reflected in our results for fiscal 2007.

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
     We had no tax contingency reserve at the end of fiscal 2008 and fiscal 2007. During fiscal 2007, we settled with the IRS certain open issues associated with the IRS’ examination of fiscal 2001 and fiscal 2002 and recorded $338 thousand as expense in the results from continuing operations in fiscal 2007 related to this settlement.
     (d) We make estimates of the future costs associated with restructuring plans related to operational changes announced during the year. These estimates are based upon the anticipated costs of employee separations; an analysis of the impairment in the value of any affected assets; anticipated future costs to be incurred in settling remaining lease obligations, net of any anticipated sublease revenues; and other costs associated with the restructuring plans. While we believe restructuring activities have been completely achieved by the Company and all related costs incurred in fully implementing the Company’s current model, changes in business conditions going forward may necessitate future restructuring costs.
     (e) We sponsor a noncontributory retirement plan for the benefit of salaried and nonsalaried employees, the Associates’ Retirement Plan (“ARP”). Effective as of close of business day on March 31, 2004, the ARP was frozen and has remained frozen since that time. We also sponsor a Supplemental Retirement Plan (“SRP”) for certain officers and other key employees as designated by our Board of Directors. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits. Effective as of close of business day on March 31, 2004, the SRP was frozen; however, effective as of January 1, 2005, the SRP was unfrozen with respect to two “reactivated participants” who had been participants in the SRP prior to March 31, 2004 and were designated by our Board of Directors. Effective as of January 1, 2005, pension benefit accruals resumed for the reactivated participants; however, no pension benefits accrued for these two individuals during the period beginning March 31, 2004 and ending December 31, 2004. From and after March 31, 2004, (a) no new individual may become a participant in the SRP; (b) except with respect to the reactivated participants, no additional pension benefits will accrue; and (c) benefits will begin to be distributed no earlier than the date a participant terminates employment with the Company.
     The actuarial valuation of our ARP and SRP benefit costs, assets and obligations affects our financial position, results of operations and cash flow. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others, assumptions regarding interest and discount rates, assumed long-term rates of return on pension plan assets, and projected rates of salary increases. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets and shareholders’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets, may result in voluntary decisions or mandatory requirements to make additional contributions to our ARP.
     The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, we utilize differing bond portfolios to estimate the discount rates for the defined benefits plans. The weighted average discount rate used to determine the defined benefits plans obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefits plans expense for the following fiscal year. The long-term rate of return for defined benefits plans’ assets is based on our historical experience, the defined benefits plans’ investment guidelines and our expectations for long-term rates of return. The defined benefits plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected discount rate would decrease our fiscal 2008 pretax earnings by approximately $220 thousand, and it would increase our total pension liability by approximately $2.6 million.
     Expected rate of return on pension plan assets is also an important element of plan expense. In fiscal 2008, we used 8.5 percent as the rate of return on pension plan assets. To determine the rate of return on plan assets, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. Our ARP’s assets allocation as of March 31, 2008, the measurement date for fiscal 2008, was approximately 73 percent in domestic and foreign equity investments, 9 percent in domestic fixed income securities, 16 percent in hedge fund investments, and 2 percent cash investments, in line with our investment policy guidelines. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected rate of return on pension plan assets would lower our fiscal 2009 pretax earnings by approximately $264 thousand.
     (f) With the adoption of SFAS No. 123R on January 1, 2006, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of the grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.
     We use an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying common shares, which are obtained from public data sources. This approach is used as a predictor of future realized and implied volatilities and is directly related to stock option valuation. No stock options were granted during fiscal 2008.
     With respect to the weighted-average option life assumption, we consider the exercise behavior in respect of past grants and model the pattern of aggregate exercises. Patterns are determined based on specific criteria of the aggregate pool of optionees including primarily the reaction to vesting, realizable value and long-run exercise propensity. No stock options of any type were granted during fiscal 2008.
     (g) There are various other accounting policies that also require management’s judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes 1 (a) through (u) of the Notes to Consolidated Financial Statements.
     Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
     See Note 1 (u) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2008 Form 10-K for a description of recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
     Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of the Company’s Bank Facility. At June 28, 2008, we had no borrowings outstanding under the Bank Facility. Based on projected future funding needs for the next 12-month period, we do not expect any significant borrowings under our Bank Facility. We typically do not hedge our exposure to floating interest rates.

Market Risk Sensitive Instruments — Foreign Currency
     Substantially all of our sales were conducted in North America and denominated in U.S. Dollars during fiscal 2008. For any significant sales transactions denominated in other than U.S. Dollars, we have generally followed the practice of hedging against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from adverse currency fluctuations. At the end of fiscal 2008, at the end of fiscal 2007 and at the end of the 2006 transition period, the Company did not have any such foreign exchange contracts outstanding.
     Interest rate changes impact the level of earnings for short-term investments; changes in long-term interest rates also affect the measurement of pension liabilities performed on an annual basis.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
R.G. Barry Corporation:
We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of June 28, 2008, June 30, 2007 and July 1, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended June 28, 2008 and June 30, 2007, for the six months ended July 1, 2006 (the transition period 2006), and for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of June 28, 2008, June 30, 2007 and July 1, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended June 28, 2008 and June 30, 2007, for the six months ended July 1, 2006, and for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.
/s/ KPMG LLP
Columbus, Ohio
September 10, 2008

R.G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	June 28, 2008	June 30, 2007	July 1, 2006

ASSETS

Current assets:
Cash and cash equivalents	$14,210	$18,207	$988
Short-term investments	11,870	—	—
Accounts receivable:
Trade (less allowance of $1,885, $2,190 and $2,180, respectively)	11,744	6,753	6,547
Other	909	107	136
Inventory	10,842	14,639	25,977
Deferred tax assets-current	4,344	6,243	—
Prepaid expenses	1,557	949	1,141
Assets held for disposal	—	2,788	20

Total current assets	55,476	49,686	34,809

Property, plant and equipment, at cost	10,059	9,294	11,214
Less accumulated depreciation and amortization	6,910	7,039	8,795

Net property, plant and equipment	3,149	2,255	2,419

Deferred tax assets-noncurrent	6,111	8,404	—
Other assets	3,207	3,183	3,216

Total assets	$67,943	$63,528	$40,444

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term notes payable	$2,200	$2,200	$2,200
Current installments of long-term debt	84	78	395
Accounts payable	4,164	7,443	9,085
Accrued expenses	3,303	3,412	7,136
Liabilities associated with assets held for disposal	—	2,357	—

Total current liabilities	9,751	15,490	18,816

Long-term debt, excluding current installments	187	272	439
Accrued retirement costs and other	11,976	11,551	12,193

Total liabilities	21,914	27,313	31,448

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A shares and 1,000 Class B shares; none issued
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,548, 10,352 and 10,017 shares, respectively (excluding treasury shares of 1,005, 1,000 and 969, respectively)	10,548	10,352	10,017
Additional capital in excess of par value	15,763	14,546	13,192
Accumulated other comprehensive loss	(5,352)	(3,968)	(4,353)
Retained earnings (deficit)	25,070	15,285	(9,860)

Total shareholders’ equity	46,029	36,215	8,996

Total liabilities and shareholders’ equity	$67,943	$63,528	$40,444

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended June 28, 2008 and June 30, 2007,
Six Months Ended July 1, 2006 and Fiscal Year Ended December 31, 2005
(in thousands, except per share data)

	2008	2007	2006	2005

Net sales	$109,499	$105,332	$28,455	$97,646
Cost of sales	64,520	63,561	16,295	54,515

Gross profit	44,979	41,771	12,160	43,131
Selling, general and administrative expenses	32,126	30,367	13,886	33,217
Gain on insurance recovery	(1,362)	—	—	—
Gain on disposal of land	—	(878)	—	—
Restructuring and asset impairment charges	—	179	2,556	1,619

Operating profit (loss)	14,215	12,103	(4,282)	8,295
Interest income	708	473	33	—
Interest expense	(123)	(639)	(147)	(838)
Other income	50	146	130	385

Income (loss) from continuing operations, before income tax	14,850	12,083	(4,266)	7,842
Income tax expense (benefit)	5,065	(13,652)	—	112

Earnings (loss) from continuing operations	9,785	25,735	(4,266)	7,730
Earnings (loss) from discontinued operations, net of income taxes	—	(590)	67	318

Net earnings (loss)	$9,785	$25,145	$(4,199)	$8,048

Earnings (loss) per common share: continuing operations
Basic	$0.93	$2.55	$(0.43)	$0.78

Diluted	$0.92	$2.46	$(0.43)	$0.76

Earnings (loss) per common share: discontinued operations
Basic	$—	$(0.06)	$0.01	$0.03

Diluted	$—	$(0.06)	$0.01	$0.03

Net earnings (loss) per common share
Basic	$0.93	$2.49	$(0.42)	$0.82

Diluted	$0.92	$2.40	$(0.42)	$0.79

Weighted average number of common shares outstanding
Basic	10,469	10,089	9,961	9,869

Diluted	10,691	10,462	9,961	10,148

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Fiscal Years Ended June 28, 2008 and June 30, 2007,
Six Months Ended July 1, 2006 and Fiscal Year Ended December 31, 2005
(in thousands)

		Additional		Accumulated
		capital in		other	Retained	Net
	Common	excess of par	Deferred	comprehensive	earnings	shareholders’
	shares	value	compensation	income (loss)	(deficit)	equity

Balance at January 1, 2005	$9,836	$12,851	$(19)	$(3,981)	$(13,709)	$4,978

Comprehensive income:
Net earnings	—	—	—	—	8,048	8,048
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(205)	—	(205)
Pension liability adjustment	—	—	—	(2,005)	—	(2,005)

Total comprehensive income						5,838

Amortization adjustment of deferred compensation	—	(16)	19	—	—	3
Stock options exercised	84	206	—	—	—	290

Balance at December 31, 2005	$9,920	$13,041	$—	$(6,191)	$(5,661)	$11,109

Comprehensive loss:
Net loss	—	—	—	—	(4,199)	(4,199)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	88	—	88
Pension liability adjustment	—	—	—	1,750	—	1,750

Total comprehensive loss						(2,361)

Stock-based compensation expense	—	195	—	—	—	195
Stock options exercised	97	(44)	—	—	—	53

Balance at July 1, 2006	$10,017	$13,192	—	$(4,353)	$(9,860)	$8,996

Comprehensive income:
Net earnings	—	—	—	—	25,145	25,145
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	138	—	138
Pension liability adjustment, net of tax	—	—	—	407	—	407

Total comprehensive income						25,690

Effect, net of tax, of applying SFAS 158	—	—	—	(160)	—	(160)

Stock-based compensation expense	—	621	—	—	—	621
Stock options exercised	335	733	—	—	—	1,068

Balance at June 30, 2007	$10,352	$14,546	$—	$(3,968)	$15,285	$36,215

Comprehensive income:
Net income	—	—	—	—	9,785	9,785
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(365)	—	(365)
Pension liability adjustment, net of tax	—	—	—	(1,019)	—	(1,019)

Total comprehensive income						8,401

Stock-based compensation expense	—	698	—	—	—	698
Stock-based compensation tax benefit realized	—	70	—	—	—	70
Restricted stock units and stock options exercised	196	449	—	—	—	645

Balance at June 28, 2008	$10,548	$15,763	$—	$(5,352)	$25,070	$46,029

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION
Consolidated Statements of Cash Flows
Fiscal Years Ended June 28, 2008 and June 30, 2007,
Six Months Ended July 1, 2006 and Fiscal Year Ended December 31, 2005
(in thousands)

	2008	2007	2006	2005
Operating activities:
Net earnings (loss)	$9,785	$25,145	$(4,199)	$8,048
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	641	560	239	590
Deferred income tax expense (benefit)	4,602	(14,593)	—	—
Impairment non-cash losses	—	1,240	—	—
(Gain) loss on disposal of property, plant and equipment, net	19	(839)	53	185
Amortization of deferred compensation	—	—	—	3
Stock-based compensation expense	698	621	195	—
Changes in:
Accounts receivable	(5,783)	(2,016)	5,405	(2,061)
Inventory	3,797	9,795	(6,808)	846
Prepaid expenses and other assets	(632)	116	458	246
Accounts payable	(3,279)	(426)	4,040	(114)
Accrued expenses	(158)	(3,143)	(261)	1,025
Accrued retirement cost, net	(1,198)	(231)	(662)	(2,366)
Other liabilities	195	(164)	(237)	(223)

Net cash provided by (used in) operating activities	8,686	16,065	(1,777)	6,179

Investing activities:
Purchase of short-term investments, net	(11,870)	—	—	—
Purchases of property, plant and equipment	(1,571)	(633)	(326)	(478)
Proceeds from sale of subsidiary and other, net	73	890	3	7

Net cash provided by (used in) investing activities	(13,368)	257	(323)	(471)

Financing activities:
Additions to short-term and long-term debt	—	—	—	495
Repayment of short-term and long-term debt	(79)	(277)	(514)	(3,914)
Excess tax benefit from exercise of stock options	70	—	—	—
Proceeds from common shares issued	694	1,137	53	290

Net cash provided by (used in) financing activities	685	860	(461)	(3,129)

Effect of exchange rates on cash and cash equivalents	—	37	19	(8)

Net increase (decrease) in cash and cash equivalents	(3,997)	17,219	(2,542)	2,571
Cash and cash equivalents at the beginning of the period	18,207	988	3,529	958

Cash and cash equivalents at the end of the period	$14,210	$18,207	$988	$3,529

Supplemental cash flow disclosures:
Interest paid	$123	$684	$138	$888
Income taxes paid, net of taxes refunded	353	742	132	—
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(1) Summary of Significant Accounting Policies
(a)	Principal Business Activity

R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries for the applicable periods, in designing, purchasing, marketing and distributing accessory footwear products. The Company defines accessory footwear as a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. Its products are sold predominantly in North America through department stores, chain stores, warehouse clubs, independent footwear stores and mass merchandising channels of distribution. Unless the context otherwise requires, references in these notes to consolidated financial statements to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.

At the end of fiscal 2007, R.G. Barry Corporation’s Board of Directors approved a plan to sell its 100% ownership in Escapade, S.A. and its Fargeot et Compagnie, S.A subsidiary (collectively, “Fargeot”). As a result of this action and consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for Fargeot have been reported as discontinued operations for the applicable periods reported in the Company’s Consolidated Statements of Operations. Furthermore, the assets and liabilities related to these discontinued operations have been reclassified to current assets held for disposal and current liabilities associated with assets held for disposal in the Company’s Consolidated Balance Sheet as of June 30, 2007. Fargeot’s business was the only business reported in the Company’s Barry Comfort Europe operating segment. The sale of Fargeot was completed on July 20, 2007 as further detailed in Note 16.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these notes to consolidated financial statements (“financial statements”) reflect continuing operations and exclude discontinued operations with respect to the sale of Fargeot.

As noted earlier, the Company’s reporting period is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2009	52 weeks ending June 27, 2009
Fiscal 2008	52 weeks ended June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007
2006 transition period	26 weeks ended July 1, 2006
2005 twenty-six-week period	26 weeks ended July 2, 2005
Fiscal 2005	52 weeks ended December 31, 2005
As previously reported, in May 2006, the Board of Directors of R.G. Barry Corporation approved a change in the Company’s fiscal year-end to the Saturday nearest June 30 from the Saturday nearest December 31. This change aligned the Company’s fiscal year more closely with the seasonal nature of its business. Accordingly, the Company presented audited consolidated financial statements for the 2006 transition period. For comparative purposes, unaudited condensed results of operations data for the comparable 2005 twenty-six-week period are presented below. This comparative view has been adjusted to reflect the effect of the sale of Fargeot, the results of operations of which have been accounted for as discontinued operations.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(b)	Principles of Consolidation

The financial statements include the accounts of the Company. All inter-company balances and transactions, where appropriate, have been eliminated in consolidation.
(c)	Use of Estimates

The Company’s financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(d)	Cash and Cash Equivalents

Cash includes deposits with banks and other financial institutions, which are accessible at any time without prior notice or penalty. Cash equivalents include investments with original maturities of three months or less.
(e)	Short-Term Investments

As part of its cash management program, the Company maintains a portfolio of non-auction rate marketable investment securities. These securities include nine-month certificates of deposit that are classified as held to maturity investments and a corporate bond that is classified as an available-for-sale security. The certificates of deposit have an investment grade and a term to earliest maturity of three to twelve months. The corporate bond is a long-term instrument maturing in 2022; however, the interest rate is reset approximately every seven days, at which time the corporate bond can be sold. Accordingly, the corporate bond is classified as a current asset on the consolidated balance sheet. The marketable investment securities are carried at cost, which approximates fair value.
(f)	Inventory

Inventory is valued at the lower of cost or market as determined on the first-in, first-out (FIFO) basis, see Note 2.
(g)	Depreciation and Amortization

Depreciation and amortization expense has been computed using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense is reflected as part of selling, general and administrative expenses in the accompanying consolidated statements of operations.
(h)	Trademarks, Patents and Licensing Agreements

The Company incurs costs in obtaining and perfecting trademarks and patents related to its products and production-related processes. These costs are generally amortized over a period subsequent to asset acquisition not to exceed five years. Licensing fees paid to acquire rights to any trademark are amortized over the base term of the related licensing agreement.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(i)	Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue when the following criteria are met:
•	goods are shipped from its warehouses and other third-party distribution locations, at which point the Company’s customers take ownership and assume risk of loss;

•	collection of the relevant receivable is probable;

•	persuasive evidence of an arrangement exists; and

•	the sales price is fixed or determinable.
In certain circumstances, the Company sells goods to its customers under special arrangements, which essentially provide for return privileges, as well as discounts, promotions and other sales incentives. When selling under these special arrangements, the Company reduces its measurement of revenue by the estimated cost of potential future returns and allowable retailer promotions and sales incentives. The Company bases its estimates for sales returns and promotions and sales incentive allowances on current and historical trends and experience.

Allowances established for returns were approximately $151, $289 and $862 at the end of fiscal 2008, fiscal 2007 and the 2006 transition period, respectively. During fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, the Company recorded approximately $3,000, $2,700, $4,100 and $4,000, respectively, as the sales value of merchandise returned by customers.

Allowances for promotions, cooperative advertising and other sales incentives established at the end of fiscal 2008, the end of fiscal 2007 and the end of the 2006 transition period were approximately $1,500, $1,700 and $1,200, respectively. Charges to earnings for consumer promotion, cooperative advertising and other sales incentive activities, including support for display fixtures for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005 were approximately $11,300, $12,100, $1,000 and $10,800, respectively.
(j)	Distribution and Warehousing Costs

Distribution and warehousing costs for finished product, including occupancy costs, are classified within selling, general and administrative expenses in the accompanying consolidated statements of operations. These costs amounted to $6,170, $6,324, $2,930 and $7,670, for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, respectively.
(k)	Advertising and Promotion

The Company uses a variety of programs to advertise and promote the sale of its products and expenses the costs of these programs as incurred. For fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, advertising and promotion expenses of $3,958, $2,887, $256 and $2,182, respectively, have been reported in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
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

In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers the scheduled reversal of deferred items, projected future taxable income and tax planning strategies in making this assessment.
(m)	Per-Share Information

Basic earnings or loss per common share is based on the weighted average number of common shares outstanding during each reporting period. Diluted earnings per common share are based on the weighted average number of common shares outstanding, as well as, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and restricted stock units. Diluted loss per common share does not include the impact of potential common shares due to the antidilutive effect of these instruments.
(n)	Comprehensive Income (Loss)

Comprehensive income (loss), consisting of net earnings (loss), foreign currency translation adjustments and pension liability adjustments, is presented in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).
(o)	Translation of Foreign Currency Financial Statements

Assets and liabilities of foreign operations, when applicable, have been translated into U.S. dollars at the applicable rates of exchange in effect at the end of each period. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchange in effect during each period.
(p)	Shareholders’ Equity

The Company adopted SFAS No. 123 (revised), “Shared-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of the stock-based compensation is accounted for as an equity instrument. Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” in accounting for employee stock options.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in the Company’s results of operations in the periods after the date of the adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”).
The 2005 Long-Term Incentive Plan (the “2005 Plan”), approved by the shareholders of R.G. Barry Corporation in May 2005, is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate, as described in further detail in Note 10. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the approval of the 2005 Plan.
Prior to fiscal 2007, the Company did not recognize a tax benefit related to the stock-based compensation expense because the Company had established a valuation allowance against its net deferred tax assets. In the second quarter of fiscal 2007, the Company reversed this tax valuation allowance. During fiscal 2008, the Company recognized excess state and local tax benefits of $70 associated with stock-based compensation and recognized this excess benefit as additions to the paid-in capital account.
Stock-based compensation expense for awards granted prior to adopting SFAS 123R is recognized over the requisite service period for each separately vesting portion (or tranche) of the award as if the award is, in substance, multiple awards. Stock-based compensation expense for awards granted after adopting SFAS 123R is recognized over the requisite service period for the entire award (for attribution purposes, the award is treated as though it were subject to cliff vesting). This recognition, under SFAS 123R, is subject to the requirement that the cumulative amount of stock-based compensation expense recognized at any point in time must at least equal to the portion of the grant-date fair value of the award that is vested at that date.
We utilized the Black-Scholes valuation model for estimating the fair value of stock-based compensation on stock options granted after the adoption of SFAS 123R. Key assumptions under the Black-Scholes model for fiscal 2007, the 2006 transition period and fiscal 2005 were:

	2007	2006	2005

Expected dividend yield	0%	0%	0%
Expected volatility	60%	60%	60%
Risk-free interest rate	4.6%	4.5%	3.75%
Expected life-ISO grants	5 years	5 years	5 years
Expected life-NQ grants	5 years	3-5 years	3-5 years
The dividend yield of zero is based on the fact that R.G. Barry Corporation has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of R.G. Barry Corporation’s common shares over the period commensurate with the expected life of the stock options. The risk-free interest rate is derived from the five-year

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
U.S. Treasury Bill rate in effect on the date of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise. Forfeitures of stock options are based on observed and anticipated future rates of forfeitures by employees of the Company and non-employee directors of R.G. Barry Corporation.
SFAS 123R requires the Company to present pro forma information for the comparative period prior to adoption as if the Company had accounted for all stock options under the fair value method of SFAS 123. Had the Company elected to recognize stock-based compensation expense based on the fair value of the stock options granted at the grant date as prescribed by SFAS 123, the Company’s net earnings for fiscal 2005 would have been the following:

2005
Net earnings, as reported:	$8,048
Add: stock-based employee compensation expense included in reported net earnings	3
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(605)

Pro forma	$7,446

Net earnings per common share:
Basic — as reported	$0.82

Basic — pro forma	$0.76

Diluted — as reported	$0.79

Diluted — pro forma	$0.74

(q)	Fair Value of Financial Instruments

Cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, as reported in the consolidated financial statements approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company’s long-term debt is disclosed in Note 5.
(r)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with SFAS 144, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be presented separately in the Consolidated Balance Sheets, reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(s)	Allowances Granted to Resellers

Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration given by a Vendor to a Customer (including a Reseller of the Vendor’s Products),” addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment of the selling prices of the vendor’s products and, therefore, a reduction of sales or a cost incurred by the vendor for assets or services received from the reseller and, therefore, a cost or an expense. Application of this EITF pronouncement resulted in a reduction of the Company’s net sales of approximately $9,918, $11,027, $984 and $9,538 for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, respectively.
(t)	Interest and Penalties Associated with Income Tax

The Company’s policy is to recognize and classify any interest and penalties associated with a tax authority assertion of the Company’s income tax liabilities as part of its income tax expense.
(u)	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at June 30, 2007. The measurement date provision of SFAS No. 158 is effective at June 27, 2009, and is not expected to materially impact our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) released SFAS No. 157, "Fair Value Measurements.” This standard becomes effective for financial assets and liabilities, as well as any assets carried at fair value, for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. This standard becomes effective for nonfinancial assets and liabilities for financial statements issued after November 15, 2008 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year beginning on June 29, 2008, except as noted below. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 amends SFAS No. 157 to exclude its application to SFAS No. 13, “Accounting for Leases” or any related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 delays by one year, the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The application of the provisions of SFAS No. 157, and its subsequent amendments, will not have an effect on the Company’s financial position or its results of operations since it only relates to disclosures about fair value measurements.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
In December 2007, the FASB released SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.151.” These standards become effective for fiscal years beginning on or after December 15, 2008, and they provide guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards become effective for the Company’s fiscal year beginning on June 28, 2009. The provisions of these standards will be applied on a prospective basis and thus will not have an effect on the Company’s historical financial position or its results of operations.
(2) Inventory
Inventory by category at June 28, 2008, June 30, 2007 and July 1, 2006 consisted of the following:

	2008	2007	2006

Raw materials	$72	$158	$724
Work in process	—	—	174
Finished goods	10,770	14,381	25,079

Total Inventory	$10,842	$14,639	$25,977

Inventory is presented net of raw material write-downs of $32, $24 and $26 at the end of fiscal 2008, fiscal 2007 and the 2006 transition period, respectively, and finished goods write-downs of $65, $168 and $437 at the end of the same reporting periods, respectively. Write-downs recognized as a part of cost of sales, were $430, $1,246, $358 and $1,644 in fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, respectively.
(3) Property, Plant and Equipment
Property, plant and equipment at cost at June 28, 2008, June 30, 2007 and July 1, 2006 consisted of the following:

				Estimated
	2008	2007	2006	life in years

Land and improvements	$392	$392	$424	5—15
Buildings and improvements	3,424	2,946	3,289	5—45
Machinery and equipment	5,359	5,108	6,634	2—10
Leasehold improvements	621	847	817	2—6
Construction in progress	263	1	50

Total property, plant and equipment	$10,059	$9,294	$11,214

(4) Intangible Trademark, Patent Assets and Licensing Fees
Intangible trademark, patent assets and licensing fees included the following at June 28, 2008, June 30, 2007 and July 1, 2006:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2008	2007	2006

Trademarks, patents and licensing fees, at cost	$951	$873	$392
Less accumulated amortization	(454)	(261)	(199)

Trademarks, patents and licensing fees, net	$497	$612	$193

The Company recognized trademark, patent and licensing fee amortization expense of $201, $70, $35 and $64 in fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, respectively, and reported that expense as part of selling, general and administrative expenses.
Based on the Company’s amortization methods, remaining net trademark, patent and licensing fee costs will be recognized as amortization expense of $190, $175, $95, $21 and $16 in each of the next 5 years, respectively. The Company would accelerate the expensing of these costs should circumstances change and an impairment condition be determined for trademarks or patents that have a remaining value.
(5) Short-term Notes Payable and Long-term Debt
On March 29, 2007, the Company entered into an unsecured Bank Facility with Huntington. The Bank Facility replaced a previous facility with CIT. Under the terms of the Bank Facility, Huntington is obligated to advance the Company funds for a period of three years in the following amounts:
Year 1 — $20,000 from July 1, 2007 to December 31, 2007; $5,000 from January 1, 2008 to June 30, 2008;

Year 2 — $16,000 from July 1, 2008 to December 31, 2008; $5,000 from January 1, 2009 to June 30, 2009; and

Year 3 — $12,000 from July 1, 2009 to December 31, 2009; $5,000 from January 1, 2010 to March 31, 2010
The termination and maturity date of the Bank Facility is March 31, 2010, but it may be extended for one-year periods upon the agreement of the Company and Huntington. Under the terms of the Bank Facility, the Company is required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.25 to 1.0, which is calculated quarterly on a trailing 12-month basis, and (b) maintaining a consolidated net worth of at least $29 million, increased annually by an amount equal to 50% of Company consolidated net income subsequent to June 30, 2007. Further, the Bank Facility must be rested for at least 30 consecutive days beginning on February 1st of each year and borrowings under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable and 50% of its eligible inventory at any given time. The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 1.20%. The interest rate applicable to the Bank Facility at June 28, 2008 was 3.67%.
Additionally, the Company agreed to pay a quarterly fee for any unused amount of the Bank Facility equal to 1/4% of the average unused balance of the Bank Facility, a commitment fee of $5, which was due at closing, and an annual facility fee of $2.5 due on the last day of each March commencing March 31, 2008. During fiscal 2008, the Company did not use its Bank Facility and incurred unused line fees of approximately $30. At the end of fiscal 2008, the Company had $4,800 available under the Bank Facility, which reflects the aggregate amount of outstanding letters of credit.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
On April 16, 2007, the Company and Huntington entered into a First Modification of the Bank Facility (the “First Modification”). The First Modification adds a new section to the Bank Facility and provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate face value of up to $1,500. The aggregate dollar amount of outstanding letters of credit will be counted against the amount Huntington is obligated to advance under the Bank Facility. No other changes or modifications were made to the Bank Facility.
At June 28, 2008 and June 30, 2007, short-term notes payable of $2,200 consisted exclusively of the borrowings against the cash surrender value of certain life insurance policies with an interest rate of 3.25%, as discussed further in Note 13.
On August 11, 2005 (the “Effective Date”), the Company and the mother of the Company’s non-executive chairman (“chairman”) entered into an agreement whereby she transferred all of her product designs and patent rights to the Company as of the Effective Date; and released all unpaid claims that would have accrued under a previous agreement and through the Effective Date, for the sum of $600. This amount is payable in 24 quarterly payments of $25 due on the last business day of each and every October, January, April and July until the last business day in April 2011. Since the mother of the chairman’s death in February 2007 and through March 24, 2008, the Company made these quarterly payments to the successor trust of which the chairman is the trustee and beneficiary. On March 24, 2008, the chairman assigned the remaining payment rights under the agreement to the Florence Zacks Melton Philantrhopic Fund of the Columbus Jewish Foundation. On the Effective Date, the net present value of this obligation was computed at approximately $495, discounted at 7%, and this amount was charged to earnings. As of June 28, 2008, and listed as “Other note” in the table below, the Company reported $84 of the then outstanding net present value amount as current installments of long-term debt and the remaining $187 as long-term debt.
The “Notes — Fargeot” listed in the table below represent notes issued in January 2000 by the Company’s formerly owned Fargeot. These notes required quarterly interest and principal payments, which commenced in 2000 and would have ended in 2009. The interest rate on these notes was set to Euribor plus 1% on a quarterly basis; at June 1, 2006, the average interest rate on these notes was 5.5%. At June 30, 2007, there were $230 outstanding reflecting current installments of long-term debt of Fargeot. In fiscal 2007, this amount was included as part of the liabilities associated with assets held for disposal as further described in Note 16.
The fair value of the Company’s long-term debt is based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The carrying amounts of the Company’s long-term debt approximate its fair value as the interest rate changes with the market rate.
Long-term debt at June 28, 2008, June 30, 2007 and July 1, 2006 consisted of the following:

	2008	2007	2006
Notes — Fargeot	$—	$—	$411
Other note	271	350	423

	$271	$350	$834
Less current installments	84	78	395

Long-term debt, excluding current installments	$187	$272	$439

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The aggregate minimum principal maturities of the long-term debt for each of the next five years following June 28, 2008 are as follows:

2009	$84
2010	91
2011	96
2012	—
2013	—

$271

The Bank Facility places no restrictions on the ability of R.G. Barry Corporation to pay cash dividends. The Company has not paid cash dividends since 1981 and has no current intention to pay cash dividends.
(6) Lease Commitments
The Company occupies certain distribution and office sales facilities and uses certain equipment under cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at June 28, 2008 is as follows:

2009	$648
2010	578
2011	379
2012	196
2013	181
Thereafter	348

$2,329

Substantially all of these operating lease agreements are have no further contractual renewals and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, reported as part of continuing operations was $998, $996, $544 and $1,572, respectively.
(7) Income Taxes
Income tax expense for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005 consisted of the following:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2008	2007	2006	2005
Current expense:
Federal	$165	$570	$—	$114
Foreign	—	163	34	—
State	298	47	—	—

	463	780	34	114
Deferred expense (benefit)	$4,602	$(14,593)	—	—

Total expense (benefit)	$5,065	$(13,813)	$34	$114

Total expense (benefit) allocated to discontinued operations	$—	$(161)	$34	$2

Total expense (benefit) on continuing operations	$5,065	$(13,652)	$—	$112

The differences between income taxes computed by applying the statutory federal income tax rate (34% in fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005) and income tax expense (benefit) reported in the financial statements are:

	2008	2007	2006	2005

Computed “expected” tax expense (benefit)	$5,049	$3,853	$(1,416)	$2,775
State income taxes expense (benefit), net of federal income tax	535	99	(32)	454
Valuation allowance	—	(17,792)	1,456	(4,003)
Expiration of state net operating loss carryforward	—	—	—	472
Effect of liquidation of Mexico-based subsidiaries	—	—	—	303
Deferred tax benefit true-up adjustment	(522)	—	—	—
Effect of IRS settlement	—	338	—	—
Effect of disposal of Fargeot	—	(387)	—	—
Other, net	3	76	26	113

Total expense (benefit)	$5,065	$(13,813)	$34	$114

Total expense (benefit) allocated to discontinued operations	—	(161)	34	2

Total expense (benefit) on continuing operations	$5,065	$(13,652)	$—	$112

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the end of fiscal 2008, fiscal 2007 and the 2006 transition period:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2008	2007	2006

Deferred tax assets:
Current assets	$867	$1,037	$956
Accounting accruals, including self-insurance costs, vacation costs and others	715	532	1,624
Property, plant and equipment	91	46	—
Accrued pension costs	1,771	2,048	2,525
Pension liability adjustment	2,847	2,436	2,318
State net operating loss carryforward	46	285	359
U.S. Federal tax loss and alternative minimum tax credit carryforwards	4,213	8,082	9,836
Capital loss carryforward	482	—	—
Foreign-based subsidiaries liquidation – related future deductions	—	805	1,181

Total deferred tax assets	$11,032	$15,271	$18,799
Less valuation allowance	(482)	(481)	(18,273)

Deferred tax assets, net	$10,550	$14,790	$526

Deferred tax liabilities:
Prepaid insurance	95	143	280
Property, plant and equipment	—	—	246

Total deferred tax liabilities	95	143	526

Net deferred tax assets	$10,455	$14,647	$—

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
In fiscal 2008, the Company recorded an out-of-period deferred tax benefit adjustment of $522 related to prior period asset dispositions associated primarily with the closure of the Company’s former distribution operations in Mexico. This adjustment resulted in lower income tax expense recognized in the results of operations reported in fiscal 2008.
In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company originally recorded a valuation allowance reflecting the full reservation of the value of its deferred tax assets at the close of fiscal 2003, which ended on January 3, 2004. The Company’s valuation allowance against its net deferred tax assets and net operating loss carryforwards at the end of the 2006 transition period was $18,273. The valuation allowance against deferred tax assets was maintained through the end of the first quarter of fiscal 2007. In the second quarter of fiscal 2007, the Company determined, based on the existence of sufficient positive evidence, represented primarily by three years of cumulative income before restructuring charges, that a valuation allowance against net deferred tax assets was no longer required because it was more likely than not that the Company’s deferred tax assets will be realized in future periods. Accordingly, the full amount of the valuation allowance was reversed and recognized in the benefit reflected for the year.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The Company believes that under its current operating model it will continue to generate taxable earnings from operations in the future.
As a result of the Company’s adopting its new business model of outsourcing 100% of its product needs from third-party manufacturers, substantially all of which are located in China, the Company’s former Mexican subsidiaries have been liquidated and have been de-registered from Mexico’s tax revenue system. The Company will no longer be permanently reinvesting the earnings from these subsidiaries. In accordance with SFAS No. 109, gross deferred tax assets of approximately $1,181 were recorded in the 2006 transition period for future income tax deductions and were realized in fiscal 2007 as a result of liquidating the Mexican subsidiaries.
As a result of the Company’s disposal of its ownership of Fargeot in July 2007, the Company incurred a capital loss, and it was able to utilize part of this loss to offset prior year capital gains. The portion of the capital loss, which could not be utilized in fiscal 2008, is included as a capital loss carryforward. This capital loss deferred tax asset is subject to expiration after five years as a carryforward item, with any realization permitted only by offsetting against future capital gains generated by the Company. Approximately $482 of this capital loss remains without any immediate offsetting capital gain expected at June 28, 2008. Accordingly, all of the $482 has been reserved through a valuation allowance established at the end of fiscal 2008.
At the end of fiscal 2008, fiscal 2007 and the 2006 transition period, there were approximately $11,163, $23,209, and $28,154, respectively, of net operating loss carryforwards available for U.S. federal income tax purposes. Due to the deferred recognition of additional paid in capital (“APIC”) created from excess tax benefits realized on the exercises of ISOs and NQs and vesting of RSUs, the net operating loss carryforwards, as measured in the Company’s tax returns, are higher than those amounts considered for book purposes. SFAS 123R requires recognition of excess tax benefits as APIC only when cash payments on taxes are directly impacted. This timing will not occur until all net operating loss carryforwards are completely used to offset federal income tax expense. Accordingly, net operating loss carryforwards, as measured for tax return purposes, as of the end of fiscal 2008, fiscal 2007 and the 2006 transition period were $14,030, $25,424 and $28,611, respectively. Loss carryforwards in the U.S. are generally available for up to twenty years in the future. The loss carryforwards for U.S. federal income tax purposes are available and can be used to offset current year income, subject to alternative minimum corporate income tax rules, starting in fiscal 2008 and expiring through the end of fiscal 2026. The alternative minimum tax credit is eligible for indefinite carryforward treatment and will be recovered through future offset against tax liabilities, once the Company has fully utilized its net operating loss carryforwards.
In June 2006, the FASB issued Interpretation No. 48. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments to the Company’s reserve for uncertain tax positions. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions at the end of fiscal 2008 or the end of fiscal 2007. The Company does not expect to record an accrual for uncertain tax positions for the next twelve months.
The Company incurred no interest or penalties during fiscal 2008 in either its consolidated statement of operations or consolidated balance sheet.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The Company files a consolidated U.S. Federal income tax return and consolidated and separate company income tax returns in various U.S., state and local jurisdictions. Generally, the Company is no longer subject to income tax examinations by federal, primary state or local tax authorities through the tax year ended December 31, 2004.
(8) Accrued Expenses
Accrued expenses at June 28, 2008, June 30, 2007 and July 1, 2006 consisted of the following:

	2008	2007	2006

Salaries and wages	$2,044	$2,327	$1,039
Income taxes	15	47	175
Other taxes	106	123	276
Restructuring costs	—	—	3,244
Current pension liabilities	731	708	2,148
Other	407	207	254

	$3,303	$3,412	$7,136

(9) Employee Retirement Plans
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As required, the Company adopted this statement effective June 30, 2007. The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the Consolidated Balance Sheet at June 30, 2007:
     Incremental effect of applying SFAS No. 158

	Before	Effect of	After
	application	applying	application
	of SFAS No. 158	SFAS No. 158	of SFAS No. 158
Assets:
Deferred tax assets-noncurrent	$8,310	$94	$8,404
Other assets	3,337	(154)	3,183

Total assets affected	$11,647	$(60)	$11,587

Liabilities and shareholders’ equity:
Accrued retirement cost, excluding current liability	$(10,953)	$(100)	$(11,053)
Accumulated other comprehensive loss	3,808	160	3,968

Total liabilities and shareholders’ equity affected	$(7,145)	$60	$(7,085)

Effective as of close of business day on March 31, 2004, the Company’s Associates’ Retirement Plan (“ARP”) was frozen. The Company intends to fund the minimum amounts required under the Employee Retirement Income Security Act of 1974 (ERISA). For fiscal 2005, the Company used a measurement date of September 30 in making the required pension computations on an annual basis. For fiscal 2008, fiscal 2007 and the 2006 transition period, the Company used a March 31 measurement date consistent with its change in fiscal year-end date.
The funded status of the ARP and the accrued retirement costs, measured on March 31, 2008, March 31, 2007, March 31, 2006 and September 30, 2005, as recognized at June 28, 2008, June 30, 2007, July 1, 2006 and December 31, 2005 were:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2008	2007	2006	2005

Change in projected benefit obligation:
Benefit obligation at the beginning of the period	$31,024	$30,628	$32,112	$29,936
Interest cost	1,798	1,778	857	1,744
Actuarial loss (gain)	(1,215)	710	(1,351)	2,306
Benefits paid	(2,174)	(2,092)	(990)	(1,874)

Benefit obligation at end of period	$29,433	$31,024	$30,628	$32,112

Change in plan assets:
Fair value of plan assets at the beginning of the period	$27,074	$23,931	$23,661	$22,155
Actual return on plan assets	(910)	3,398	1,093	2,517
Contributions	1,308	2,197	347	1,358
Expenses	(246)	(360)	(179)	(495)
Benefits paid	(2,174)	(2,092)	(990)	(1,874)

Fair value of plan assets at end of period	$25,052	$27,074	$23,932	$23,661

Funded status of the plan	$(4,381)	$(3,950)	$(6,696)	$(8,451)
Contributions made in last fiscal quarter of the period	394	592	1,106	174

Funded status at period-end	$(3,987)	$(3,358)	$(5,590)	$(8,277)

Unrecognized actuarial loss			5,060	6,603

Net amount recognized			$(530)	$(1,674)

	2008	2007	2006	2005

Amounts recognized in the Consolidated Balance Sheet at June 28, 2008
Noncurrent assets
Current liabilities
Noncurrent liabilities	$(3,987)	$(3,358)

Net pension liability at end of year	$(3,987)	$(3,358)

Amounts recognized in the Consolidated Balance Sheet at July 1, 2006 and December 31, 2005
Accrued plan benefit obligations			$(5,590)	$(8,451)
Accumulated other comprehensive income			5,060	6,777

Net amount recognized in Consolidated Balance Sheet			$(530)	$(1,674)

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2008	2007	2006	2005

Amounts recognized in accumulated other comprehensive loss-pretax at June 28, 2008 and June 30, 2007
Net actuarial loss	$6,110	$4,344

Balance in accumulated other comprehensive loss at end of year-pretax	$6,110	$4,344

Other changes in plan assets and benefit obligations recognized in other comprehensive income

2008
Net actuarial loss	$2,097
Prior service cost (credit)	—
Amortization of actuarial (gain)	(331)

Total recognized in other comprehensive income	$1,766

At June 28, 2008, expected benefit payments to plan participants from the ARP for each of the next five years and the 5-year period thereafter in the aggregate are:

2009	$2,270
2010	2,304
2011	2,288
2012	2,337
2013	2,349
2014-2018	11,889
The Company also sponsors a Supplemental Retirement Plan (“SRP”) for certain officers and other key employees as designated by R.G. Barry Corporation’s Board of Directors. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits. Benefits are based on a formula applied to the recipients’ final average monthly compensation, reduced by a certain percentage of their social security benefits. For certain participants, the SRP provides an alternative benefit formula for years worked past the normal retirement age assumed by the SRP. Effective as of close of business day on March 31, 2004, the SRP was frozen. Effective as of January 1, 2005, the SRP was unfrozen with respect to two “reactivated participants” who had been participants in the SRP prior to March 31, 2004 and were designated by R.G. Barry Corporation’s Board of Directors. Effective as of January 1, 2005, pension benefit accruals resumed for the reactivated participants; however, no pension benefits accrued for these two individuals during the period beginning March 31, 2004 and ending December 31, 2004. From and after March 31, 2004, (a) no new individual may become a participant in the SRP; (b) except with respect to the reactivated participants, no additional pension benefits will accrue; and (c) benefits will begin to be distributed no earlier than the date a participant terminates employment with the Company.
The funded status of the SRP and the accrued retirement cost, measured on March 31, 2008, March 31, 2007, March 31, 2006 and September 30, 2005, recognized at June 28, 2008, June 30, 2007, July 1, 2006 and December 31, 2005 were:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2008	2007	2006	2005

Change in projected benefit obligation:
Benefit obligation at the beginning of the period	$8,568	$8,377	$8,333	$7,799
Service cost	45	75	33	—
Interest cost	494	483	221	450
Curtailment/plan amendment	—	—	38	302
Actuarial loss (gain)	(240)	279	67	381
Benefits paid	(667)	(646)	(315)	(599)

Benefit obligation at period-end	$8,200	$8,568	$8,377	$8,333

Change in plan assets:
Fair value of plan assets at the beginning of the period	$—	$—	$—	$—
Employer contributions	667	646	315	599
Benefits paid	(667)	(646)	(315)	(599)

Fair value of plan assets at period-end	$—	$—	$—	$—

Funded status of the plan	$(8,200)	$(8,568)	$(8,377)	$(8,333)
Contribution during the last fiscal quarter of period	171	165	159	157

Funded status at period-end	$(8,029)	$(8,403)	$(8,218)	$(8,176)

Unrecognized actuarial loss			1,526	1,476
Unrecognized prior service cost			188	205

Net amount recognized			$(6,504)	$(6,495)

Amounts recognized in the Consolidated Balance Sheet at June 28, 2008
Current liabilities	$(731)	$(708)
Noncurrent liabilities	(7,298)	(7,695)

Net pension liability at end of year	$(8,029)	$(8,403)

Amounts recognized in the Consolidated Balance Sheet at July 1, 2006 and December 31, 2005
Accrued plan benefit obligations			$(8,089)	$(8,130)
Intangible asset			188	205
Accumulated other comprehensive expense			1,397	1,430

Net amount recognized in Consolidated Balance Sheet			$(6,504)	$(6,495)

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2008	2007	2006	2005

Amounts recognized in accumulated other comprehensive loss-pretax at June 28, 2008 and June 30, 2007
Prior service cost	$119	$154
Net actuarial loss	1,465	$1,766

Balance in accumulated other comprehensive loss at end of year-pretax	$1,584	$1,920

Other changes in plan assets and benefit obligations recognized in other comprehensive income

2008
Net actuarial (gain)	$(240)
Prior service (credit)	(35)
Amortization of actuarial (gain)	(61)

Total recognized in other comprehensive income	$(336)

The accumulated benefit obligation for the SRP was $8,143, $8,468 and $8,248 as of June 28, 2008, June 30, 2007 and July 1, 2006, respectively.
At June 28, 2008, expected benefit payments to plan participants from the SRP for each of the next five years and the 5-year period thereafter in the aggregate, are projected as:

2009	$731
2010	749
2011	751
2012	804
2013	794
2014-2018	3,934
Weighted average assumptions used to determine net costs for both the ARP and the SRP as of June 28, 2008, June 30, 2007, July 1, 2006 and December 31, 2005 were:

	2008	2007	2006	2005

Discount rate	6.00%	6.00%	5.50%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
The components of net periodic benefit cost for the retirement plans at June 28, 2008, June 30, 2007, July 1, 2006 and December 31, 2005 were:
Components of Net Periodic Benefit Cost:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2008	2007	2006	2005

Service cost	$45	$75	$33	$—
Interest cost	2,292	2,262	1,078	2,195
Expected return on plan assets	(2,157)	(1,964)	(946)	(1,849)
Net amortization	426	426	297	356

	$606	$799	$462	$702

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal 2009 are $250, $34 and $0, respectively.
Weighted average assumptions used to determine benefit obligations as of June 28, 2008, June 30, 2007, July 1, 2006 and December 31, 2005 were:

	2008	2007	2006	2005

Discount rate	6.69%	6.00%	6.00%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
The qualified ARP is funded on a periodic basis as required under ERISA/IRS guidelines. The general principles guiding investment of pension plan assets are those embodied under ERISA. These principles include discharging the Company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for the Company’s pension plan assets are to optimize the long-term return on plan assets while maintaining an acceptable level of risk, diversify assets among asset classes and investment styles, and maintain a long-term focus. The plan asset allocation shown below is consistent with the Company’s investment policy objectives. With the assistance of a consulting firm, the plan fiduciaries are responsible for selecting investment managers, setting asset allocation targets and monitoring asset allocation and investment performance. The qualified plan assets invested as of the measurement date for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005 were as follows:

	2008	2007	2006	2005
Cash and equivalents	2%	2%	1%	3%
Domestic equities	48%	50%	61%	61%
Domestic fixed income securities	9%	8%	38%	36%
Foreign equities	25%	26%	—	—
Hedge funds	16%	14%	—	—

Total pension plan assets invested	100%	100%	100%	100%

The expected return on plan assets used in the pension computations for the qualified ARP plan is based on management’s best judgment of future anticipated performance of those invested assets based on past long-term experience and judgment on how future long-term performance will occur.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The Company’s nonqualified SRP is unfunded and payments, as required, are made when due from the Company’s general funds. In fiscal 2009, the Company anticipates total payments of $1,501 related to its unfunded, nonqualified SRP as well as payment contributions to its funded, qualified ARP.
The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, the Company utilizes differing bond portfolios to estimate the discount rates for the defined benefits plans. The weighted average discount rate used to determine the defined benefits plans obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefits plans expense for the following fiscal year. The long-term rate of return for defined benefits plans’ assets is based on the Company’s historical experience, the defined benefits plans’ investment guidelines and the Company’s expectations for long-term rates of return. The defined benefits plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.
The Company sponsors a 401(k) plan for all its eligible salaried and nonsalaried employees (other than employees of its non-domestic subsidiaries). Effective January 1, 2005, the Company adopted a 3% non-contributory Safe Harbor 401 provision for all eligible plan participants. In the fourth quarter of fiscal 2007, R.G. Barry Corporation’s Board of Directors approved a discretionary, one-time contribution of 1% of eligible pay to all 401(k) plan participants. This contribution was deemed a profit sharing contribution as established in the 401(k) plan guidelines. The Company’s contributions in cash to the 401(k) plan, including the one-time contribution payment, as applicable, were $256, $323, $130 and $295 for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, respectively.
(10) Shareholders’ Equity
As of June 28, 2008, there were approximately 140 employees and nine non-employee directors who were eligible to participate in the 2005 Plan.
The 2005 Plan authorizes the issuance of 500,000 common shares, plus:
•	the number of common shares that were authorized to be the subject of awards under the 1997 Incentive Stock Plan (the “1997 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”), which plans were terminated as to new awards on May 20, 2005, but as to which awards had not been made as of May 20, 2005; and

•	any common shares underlying awards granted under the 1997 Plan and the 2002 Plan, which are forfeited after May 20, 2005.
In addition, no more than 500,000 common shares will be available for the grant of ISOs under the 2005 Plan. At June 28, 2008, the number of common shares available for grant was 126,000, 169,000 and 92,000 common shares pursuant to the 2005 Plan and through the rollover terms of the 2005 Plan, the 2002 Plan and the 1997 Plan, respectively.
The selection of participants and the nature and size of awards granted under the 2005 Plan is within the discretion of the Compensation Committee of R.G. Barry Corporation’s Board of Directors (the “Committee”) or the full Board of Directors, in the case of grants to non-employee directors of R.G. Barry Corporation. The 2005 Plan provides for the following types of grants, each as defined in the 2005 Plan:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
•	nonqualified stock options (“NQs”) and incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code of 1986, as amended;

•	stock appreciation rights;

•	restricted stock and restricted stock units (“RSUs”);

•	stock grants, stock units and cash awards.
Grants of restricted stock, RSUs, stock units and cash awards may, as determined by the Committee or the full Board of Directors, as appropriate, also be performance-based awards, as defined in the 2005 Plan.
If an award granted under the 2005 Plan is forfeited, cancelled, terminated, relinquished, exchanged or otherwise settled without the issuance of common shares or the payment of cash equal to the difference between the fair market value of the award and any exercise price, the common shares associated with that award will be available for future grants. The maximum number of common shares with respect to which awards may be issued under the 2005 Plan to any individual during any calendar year is 200,000. The common shares issued pursuant to the 2005 Plan may consist of authorized and unissued shares or treasury shares.
Prior to the approval of the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs have been granted, some of which remain outstanding. All outstanding ISOs and NQs are currently exercisable for periods of up to 10 years from the date of grant at exercise prices not less than the fair market value of the underlying common shares at the date of grant.
Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted is as follows:

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price

Outstanding at January 1, 2005	712,300	452,300	$5.05

Granted	140,000	180,000	3.84
Exercised	(69,000)	(14,600)	3.46
Expired/Cancelled	(143,900)	(49,300)	4.39

Outstanding at December 31, 2005	639,400	568,400	$4.94

Granted	—	100,000	6.58
Exercised	(55,600)	(100,000)	2.83
Expired/Cancelled	(27,700)	(15,600)	7.95

Outstanding at July 1, 2006	556,100	552,800	$5.27

Granted	5,000	—	7.25
Exercised	(256,200)	(82,300)	3.72
Expired/Cancelled	(24,800)	(34,600)	8.08

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price

Outstanding at June 30, 2007	280,100	435,900	$5.79

Granted	—	—	—
Exercised	(54,400)	(121,900)	3.84
Expired/Cancelled	(13,100)	(75,800)	13.09

Outstanding at June 28, 2008	212,600	238,200	$5.23

Options exercisable at June 28, 2008	208,000	204,900

	Options outstanding			Options exercisable
		Weighted-average	Weighted		Weighted
Range of	Number	remaining	average	Number	average
exercise	outstanding at	contractual	exercise	exercisable at	exercise
prices	June 28, 2008	life (years)	price	June 28, 2008	price

$ 2.51 — 5.00	262,700	2.57	$3.83	262,000	$3.83
5.01 — 10.00	188,200	7.04	6.99	150,900	7.08

	450,900			412,900

The intrinsic values of the stock options exercisable and outstanding at the end of fiscal 2008 were $1,525 and $1,605, respectively. The intrinsic value of stock options exercised during fiscal 2008 was $858.
At the end of fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005, the stock options outstanding under these plans were held by 38, 43, 49 and 51 employees, respectively, and had expiration dates ranging from 2008 to 2016.
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $698 of stock-based compensation expense for fiscal 2008. Approximately $38 of the total stock-based compensation expense incurred during fiscal 2008 was associated with stock-based awards granted prior to adopting SFAS 123R; $660 of the total stock-based compensation expense was related to incentive stock options (“ISOs”) nonqualified stock options (“NQs”) and restricted stock units (“RSUs”) granted since the Company implemented SFAS 123R.
The per share, weighted average fair values of RSUs granted in May 2008, October 2007 and August 2007 were $7.93, $9.15 and $9.01, respectively. No other types of awards were granted during fiscal 2008. The per-share, weighted-average fair values of the ISOs and RSUs, granted in December 2006 and RSUs granted in May 2007 were $4.02, $7.25 and $10.50, respectively. The per-share, weighted-average fair values of the NQs and RSUs granted during the 2006 transition period were $3.64 and $6.18, respectively. The per-share, weighted-average fair value of stock-based awards granted, which included ISOs and NQs, during fiscal 2005 was $1.95 on the date of the grant.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
Total compensation cost of stock-based awards granted but not yet vested as of June 28, 2008 was approximately $1,344, of which $6 relates to the compensation cost for stock-based awards granted prior to the adoption of SFAS 123R and $1,338 relates to the compensation cost for stock-based awards issued after the adoption of SFAS 123R. The Company expects to recognize the total remaining compensation cost over the weighted average period of approximately 2 years.
During fiscal 2008, the Company awarded RSUs to non-employee directors of R.G. Barry Corporation and one member of its senior management. Upon vesting, the RSUs will be settled in an equivalent number of common shares. The RSUs awarded to the non-employee directors will vest in full on the first anniversary of the date of the award. The RSUs awarded to the member of senior management will vest in full on the fifth anniversary of the date of the award, although twenty percent of the RSUs may vest on each of the first four anniversaries of the date of the award if the Company meets certain performance goals. The intrinsic value of RSUs that vested during fiscal 2008 was $352.
The following is a summary of the status of the Company’s RSUs as of June 28, 2008 and activity during the fiscal year then ended:

	Common	Grant Date
	Shares Covered	Fair Value
Nonvested at June 30, 2007	85,900	$7.82
Granted — August 30, 2007	95,900	9.01
Granted — October 8, 2007	4,700	9.15
Granted—May 16, 2008	51,100	7.93
Vested	(41,200)	9.36
Forfeited	(4,600)	7.03

Nonvested at June 28, 2008	190,900	$7.94

Stock appreciation rights may be issued subject to certain limitations. No such rights have been issued or were outstanding at the end of fiscal 2008, fiscal 2007, the 2006 transition period or fiscal 2005.
(11) Earnings per Share
The following table represents a reconciliation of the numerators and denominators of basic and dilutive, when applicable, earnings (loss) per common share from continuing operations for fiscal 2008, fiscal 2007, the 2006 transition period and fiscal 2005:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2008	2007	2006	2005
Numerator:
Earnings (loss) from continuing operations	$9,785	$25,735	$(4,266)	$7,730

Denominator:
Weighted average common shares outstanding	10,469	10,089	9,961	9,869
Effect of potentially dilutive securities: employee stock options and RSUs	222	373	—	279

Weighted average common shares outstanding, assuming dilution	10,691	10,462	9,961	10,148

Basic earnings (loss) per common share — continuing operations	$0.93	$2.55	$(0.42)	$0.78

Diluted earnings (loss) per common share — continuing operations	$0.92	$2.46	$(0.42)	$0.76

The Company did not exclude any stock options to purchase common shares from the calculation of diluted earnings per common share for fiscal 2008 since all outstanding stock options were dilutive in nature, as measured using the average market price of the underlying common shares during that fiscal year. The Company excluded stock options to purchase approximately 102,800 common shares from the calculation of diluted earnings per common share for fiscal 2007 due to the anti-dilutive nature of these stock options, measured using the average market price of the underlying common shares during that fiscal year. The Company excluded stock options to purchase approximately 1,215,100 common shares from the computation of diluted loss per common share for the 2006 transition period because of the Company’s net loss incurred in that period. The Company excluded stock options to purchase approximately 291,000 common share from the calculation of diluted earnings per common share for fiscal 2005 due to the anti-dilutive nature of these stock options, measured using the average market price of the underlying common shares during that fiscal year.
(12) Gain from insurance recovery
On April 10, 2008, the Company incurred tornado related damage to its Texas leased distribution facility and inventory stored in that facility. Damages to the facility, equipment and inventory, as well as losses incurred due to business interruption are fully covered by insurance above a nominal deductible provision. This insurance coverage provides for repair or reimbursement of replacement cost on the facility as well as equipment and for an amount equal to the cost plus normal profit expected in the sale for any finished goods inventory. The carrying cost of finished goods inventory damaged in the storm approximated $1,315. The Company has leased an additional distribution facility for a minimum period of three months. The Company realized a gain of $1,362 in fiscal 2008, represented by the difference between the carrying amount of the damaged inventory versus the insurance proceeds approximating the inventory’s wholesale value.
The Company sustained damage to the leased facility and a portion of its equipment located in that facility; this damage is insured at full replacement cost and was subject to ongoing repair and replacement activity at the close of fiscal 2008.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(13) Related-party Obligation
The Company and its chairman previously entered into an agreement pursuant to which the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company purchased a $5,000 insurance policy on the life of the chairman; in addition, the Company maintains another policy insuring the life of the chairman. The cumulative cash surrender value of the policies approximates $2,500, which is included in other assets in the accompanying Consolidated Balance Sheets. Effective in March 2004 and continuing through the end of fiscal 2008, the Company has borrowed against the cash surrender value of these policies.
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
On August 11, 2005 (the “Effective Date”), the Company and the mother of the Company’s non-executive chairman (“chairman”) entered into an agreement whereby she transferred all of her product designs and patent rights to the Company as of the Effective Date; and released all unpaid claims that would have accrued under a previous agreement and through the Effective Date, for the sum of $600. This amount is payable in 24 quarterly payments of $25 due on the last business day of each and every October, January, April and July until the last business day in April 2011. Since the mother of the chairman’s death in February 2007 and through March 24, 2008, the Company made these quarterly payments to the successor trust of which the chairman is the trustee and beneficiary. On March 24, 2008, the chairman assigned the remaining payment rights under the agreement to the Florence Zacks Melton Philanthropic Fund of the Columbus Jewish Foundation. On the Effective Date, the net present value of this obligation was computed at approximately $495, discounted at 7%, and this amount was charged to earnings. As of June 28, 2008, the Company reported $84 of the then outstanding net present value amount as current installments of long-term debt and the remaining $187 as long-term debt.
(14) Segment Reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public enterprises report information about operating segments, their products and the geographic areas where they operate.
The Company primarily markets accessory footwear products, as described in Note 1. With the sale of Fargeot, the business of which is reported as discontinued operations as further described in Note 16, the Company’s business is operated now as a single operating segment, North America. Net sales as reported in the Consolidated Statements of Operations relate solely to markets in North America.
Net Property, Plant and Equipment at cost at June 28, 2008, June 30, 2007, and July 1, 2006 was:

	2008	2007	2006

North America	$3,149	$2,255	$2,104
Other-discontinued operations	—	—	315

	$3,149	$2,255	$2,419

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
In fiscal 2008, one customer accounted for approximately 37% and a second customer accounted for approximately 11% of the Company’s net sales. In fiscal 2007, one customer accounted for approximately 33% and a second customer accounted for approximately 11% of the Company’s net sales. In the 2006 transition period, one customer accounted for approximately 41.5% of the Company’s net sales. In fiscal 2005, one customer accounted for approximately 33%, and a second customer accounted for approximately 10% of the Company’s net sales.
(15) Restructuring and Asset Impairment Charges
During fiscal 2008 and during fiscal 2007, the Company did not undertake any new initiatives that resulted in restructuring charges or asset impairment charges. The aggregate of $179 in other exit costs and adjustments incurred in the period, as shown below, was related to final exit activities with respect to the Company’s former distribution center in Mexico and costs associated with the final liquidation of the Company’s former Mexico-based subsidiaries.

	Accruals					Accruals
	July 1,	Charges in		Non-cash	Paid in	June 30,
	2006	2007	Adjustments	write-offs	2007	2007

Employee separations	$335	$—	$—	$—	$335	$—
Other exit costs	—	147	—	—	147	—
Noncancelable leases	2,909	—	32	—	2,941	—

Total restructuring	$3,244	$147	$32	$—	$3,423	$—

During the 2006 transition period, the Company took certain reorganization actions, which reduced staff positions in both its corporate offices and the distribution center facility in Texas. These actions resulted in related restructuring charges in the 2006 transition period of $330. The $2,034 adjustment recorded in the 2006 transition period associated with noncancelable leases reflects the agreement reached by the Company with the landlord of its former distribution center in Mexico with respect to the lease agreement on that facility. Other exit costs of $158 incurred during the period were primarily related to certain exit activities with respect to the Company’s former distribution center in Mexico and other Mexico-based subsidiaries.

	Accruals					Accruals
	December 31,	Charges in		Non-cash	Paid in	July 1,
	2005	2006	Adjustments	write-offs	2006	2006

Employee separations	$47	$330	$—	$—	$42	$335
Other exit costs	—	158	—	80	78	—
Noncancelable leases	1,336	33	2,034	—	494	2,909

Total restructuring	$1,383	$521	$2,034	$80	$614	$3,244

During fiscal 2005, the Company did not engage in any new restructuring initiatives. The amounts shown below as restructuring adjustments and charges represent primarily the effect of reassessing during fiscal 2005 the restructuring accrual relative to the Company’s then lease commitment on a former distribution center in Mexico, and represents as well other exit costs associated with the restructuring actions taken in fiscal 2004.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	Accruals					Accruals
	January 1,	Charges in		Non-cash	Paid in	December 31,
	2005	2005	Adjustments	write-offs	2005	2005

Employee separations	$927	$—	$31	$—	$911	$47
Other exit costs	—	312	—	—	312	—
Noncancelable leases	1,732	84	1,192	—	1,672	1,336

Total restructuring	$2,659	$396	$1,223	$—	$2,895	$1,383

(16) Disposition of Fargeot
At the end of fiscal 2007, the Board of Directors of R.G. Barry Corporation approved a plan to dispose of its 100% ownership in Fargeot. Accordingly, the Company has classified the operations of Fargeot as discontinued operations for the periods reported in the Company’s Consolidated Statements of Operations. The assets and liabilities related to these discontinued operations have been reclassified to current assets held for disposal and current liabilities associated with assets held for disposal, as applicable, as of June 30, 2007. The Company recorded an impairment loss of $1,240 on Fargeot’s assets based on the net recoverable value expected on the sale of its former French subsidiary.
During fiscal 2008, the Company had no transactions associated with Fargeot other than payment received in the sale of the business in July 2007. The following represents the major classes of assets and liabilities related to the discontinued operations included in the Consolidated Balance Sheets as of June 30, 2007 and July 1, 2006:

	2007	2006

Cash	$408	$648
Other current assets	3,697	2,683
Noncurrent assets	331	316
Impairment loss	(1,240)	—

Total assets	$3,196	$3,647

Less cash	(408)
Net assets held for disposal	$2,788

Current liabilities	$2,357	$1,944
Long-term debt	—	89

Total liabilities	$2,357	$2,033

Accumulated other comprehensive income- currency translation gains	$365	$227

Selected financial data relating to the operating results of Fargeot’s discontinued operations are shown below for fiscal 2007, the 2006 transition period and fiscal 2005:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2007	2006	2005

Net sales	$8,490	$4,428	$7,842
Loss on net assets held for sale as discontinued operations	(1,240)	—	—
Earnings (loss) from discontinued operations before income tax	(751)	101	228
In July 2007, the Company completed the sale of Fargeot to M.T. SARL of Thiviers, France, for 350,000 Euros or approximately $480. The net value of the business at the close of fiscal 2007 was estimated at $474. The Company reported a loss from discontinued operations of $590 in fiscal 2007, which included both the results of the Fargeot operations and an impairment loss of $1,240 resulting from the sale its former French subsidiary.
(17) Sale of Vesture Net Assets
In fiscal 2003, the Company sold certain assets of its Vesture thermal products subsidiary. As consideration, the purchaser assumed specific liabilities and obligations of Vesture and paid the Company a nominal sum of cash. As additional consideration for the assets sold, the purchaser committed to remit a specified sum in December 2004 and make annual royalty payments through calendar 2007. Such royalty payments were to be based upon a percentage of purchaser’s annual sales of certain products in excess of specific sales thresholds, as established in the underlying purchase agreement. The period during which the Company could have received additional consideration from the buyer under the terms of agreement related to the sale of the Company’s former Vesture subsidiary lapsed on December 31, 2007.
In fiscal 2005, the Company’s earnings from discontinued operations of $92 included royalty payments received from Vesture during that year as established in the related purchase agreement. No other earnings were recognized with respect to this purchase agreement for fiscal 2008, fiscal 2007 or the 2006 transition period.
(18) Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of pending legal proceedings is not expected to have a material effect on the Company’s financial position or results of operation.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(19) Accounts Receivable Reserves

	Balance at
	Beginning of	Current Charges	Other		Balance at End
Description	period	to Expenses	adjustments	Deductions	of period

Allowance for doubtful accounts:

Period ended:

6/28/2008	$200	$—	$—	$—	$200
6/30/2007	110	200	—	110	200
7/1/2006	7	103	—	—	110
12/31/2005	—	7	—	—	7

Returns Allowance:

Period ended:

6/28/2008	$289	$3,026	$(44)	$3,120	$151
6/30/2007	863	2,220	(48)	2,746	289
7/1/2006	4,377	735	(185)	4,064	863
12/31/2005	4,105	4,467	(457)	3,738	4,377

Promotions Allowance:

Period ended:

6/28/2008	$1,701	$10,166	$(438)	$9,895	$1,534
6/30/2007	1,207	10,643	372	10,521	1,701
7/1/2006	9,618	1,457	(79)	9,789	1,207
12/31/2005	7,990	10,943	(1,501)	7,814	9,618

Total Allowances:

Period ended:

6/28/2008	$2,190	$13,192	$(482)	$13,015	$1,885
6/30/2007	2,180	13,063	324	13,377	2,190
7/1/2006	14,002	2,295	(264)	13,853	2,180
12/31/2005	12,095	15,417	(1,958)	11,552	14,002

Quarterly Financial Data (Unaudited)
(in thousands, except per share data)

2008 Fiscal Year	First	Second	Third	Fourth
Net sales	$32,130	$38,555	$20,326	$18,578
Gross profit	14,059	15,742	7,988	7,190
Earnings — continuing operations	3,766	4,082	1,208	729
Earnings — discontinued operations	—	—	—	—
Net earnings	3,766	4,082	1,208	729

Basic earnings per common share — continuing operations	0.36	0.39	0.12	0.07
Diluted earnings per common share — continuing operations	0.35	0.38	0.11	0.07

Basic earnings per common share — discontinued operations	—	—	—	—
Diluted earnings per common share — discontinued operations	—	—	—	—

Basic net earnings per common share	0.36	0.39	0.12	0.07
Diluted net earnings per common share	0.35	0.38	0.11	0.07

Weighted average common shares outstanding
Basic	10,396	10,426	10,484	10,569
Diluted	10,677	10,640	10,663	10,736

2007 Fiscal Year	First	Second	Third	Fourth
Net sales	$35,292	$39,527	$16,375	$14,138
Gross profit	14,819	15,190	6,358	5,404
Earnings (loss) — continuing operations	6,224	20,231	121	(841)
Earnings (loss) — discontinued operations	73	80	87	(830)
Net earnings (loss)	6,297	20,311	208	(1,671)

Basic earnings (loss) per common share — continuing operations	0.62	2.02	0.01	(0.08)
Diluted earnings (loss) per common share — continuing operations	0.60	1.95	0.01	(0.08)

Basic earnings (loss) per common share — discontinued operations	0.01	0.01	0.01	(0.08)
Diluted earnings (loss) per common share — discontinued operations	0.01	0.01	0.01	(0.08)

Basic net earnings (loss) per common share	0.63	2.02	0.02	(0.16)
Diluted net earnings (loss) per common share	0.61	1.96	0.02	(0.16)

Weighted average common shares outstanding
Basic	10,020	10,040	10,069	10,228
Diluted	10,343	10,384	10,482	10,615

The above information is a summary of unaudited quarterly results of operations of the Company for fiscal 2008, fiscal 2007 and the 2006 transition period. These quarterly results reflect the change in the Company’s fiscal year end to the Saturday nearest June 30 from the Saturday nearest December 31 approved in May 2006. The sum of the quarterly earnings (loss) per common share data in the table above may not equal the results for the applicable fiscal year or transition period due to rounding and, where applicable, the impact of dilutive securities on the annual versus the quarterly earnings (loss) per common share calculations.
The quarterly information above also reflects the impact of the decision made in fiscal 2007 by the Board of Directors of R.G. Barry Corporation to sell the Company’s 100 percent ownership in Fargeot as noted in “Item 6. Selected Financial Data” included in this 2008 Form 10-K. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for information regarding the factors that have affected and may affect the financial results of the Company.
(A) Because of the Company’s change in fiscal year end to the Saturday nearest June 30 from the Saturday nearest December 31, only the first two quarters were reported in the transition period from January 1, 2006 to July 1, 2006.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A(T). Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures.
With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer) of R.G. Barry Corporation (the “Company”), the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year covered by this 2008 Form 10-K. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President-Finance, Chief Financial Officer and Secretary have concluded that:
•	Information required to be disclosed by the Company in this 2008 Form 10-K and the other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely discussions regarding required disclosure;

•	Information required to be disclosed by the Company in this 2008 Form 10-K and the other reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”); and

•	the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this 2008 Form 10-K.
     (b) Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepting accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and its consolidated subsidiaries.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Company; and

•	Provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company and its consolidated subsidiaries that could have a material effect on the consolidated financial statements.
With the participation by the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer) of the Company, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 28, 2008, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of June 28, 2008.
This 2008 Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this 2008 Form 10-K.
     (c) Changes in Internal Control Over Financial Reporting.
          There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 28, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
     The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the Board of Directors’ nominees for election as directors of the Company at the 2008 Annual Meeting of Shareholders of the Company (the “2008 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS” in the Company’s definitive Proxy Statement relating to the 2008 Annual Meeting (the “Definitive 2008 Proxy

Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company’s fiscal 2008.
     The information required by Item 401 of SEC Regulation S-K concerning the Company’s executive officers is included in the portion of Part I of this 2008 Form 10-K entitled “Supplemental Item. Executive Officers of the Registrant” and incorporated herein by reference.
Compliance with Section 16 (a) of the Exchange Act
     The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SHARE OWNERSHIP — Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive 2008 Proxy Statement.
Procedures by which Shareholders may Recommend Nominees to the Board of Directors of R.G. Barry Corporation
     Information concerning the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “ELECTION OF DIRECTORS — Committees of the Board — Nominating and Governance Committee” and “ELECTION OF DIRECTORS — Nominating Procedures” in the Company’s 2008 Definitive Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders held on November 8, 2007.
Audit Committee
     The information required by Items 407 (d) (4) and 407 (d) (5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS — Committees of the Board — Audit Committee” in the Company’s Definitive 2008 Proxy Statement.
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
     The Company will disclose the following events, if they occur, in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of the Company’s Code of Business Conduct and Ethics that (i) applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K. In addition, the Company will disclose any waivers of the Code of Business Conduct and Ethics granted to a director or an executive officer of the Company, if they occur, in a current report on Form 8-K within four business days following their occurrence.

     The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee as well as Corporate Governance Guidelines.
     The text of each of the Code of Business Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Corporate Governance Guidelines is posted on the “Investor Information — Board of Directors” page of the Company’s website located at www.rgbarry.com. Interested persons may also obtain a copy of the Code of Business Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Corporate Governance Guidelines without charge, by writing to the Company at its principal executive offices located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, Attention: Daniel D. Viren. In addition, a copy of the Company’s Code of Business Conduct and Ethics was filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2005.
Item 11. Executive Compensation.
     The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Company’s Definitive 2008 Proxy Statement.
     The information required by Item 407 (e) (4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive 2008 Proxy Statement.
     The information required by Item 407 (e) (5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE REPORT” in the Company’s Definitive 2008 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Ownership of Common Shares of R.G. Barry Corporation
     The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Company’s Definitive 2008 Proxy Statement, under the caption “SHARE OWNERSHIP.”
Equity Compensation Plan Information
     The information required by Item 201 (d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Company’s Definitive 2008 Proxy Statement, under the caption “EQUITY COMPENSATION PLAN INFORMATION.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Person Transactions
     The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION OF EXECUTIVE OFFICERS — Transactions with Related Persons” in the Company’s Definitive 2008 Proxy Statement.
Director Independence

     The information required by Item 407 (a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS” in the Company’s Definitive 2008 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item 14 is incorporated herein by reference from the disclosure to be included in the Company’s Definitive 2008 Proxy Statement, under the captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policies and Procedures” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(1) The consolidated financial statements (and report thereon) listed below are included in “Item 8. Financial Statements and Supplementary Data.” of this 2008 Form 10-K at the page(s) indicated:

Page

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets at June 28, 2008, June 30, 2007 and July 1, 2006	38

Consolidated Statements of Operations for the fiscal years ended June 28, 2008 and June 30, 2007, the six months ended July 1, 2006 and the fiscal year ended December 31, 2005	39

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended June 28, 2008 and June 30, 2007, the six months ended July 1, 2006 and the fiscal year ended December 31, 2005	40

Consolidated Statements of Cash Flows for the fiscal years ended June 28, 2008 and June 30, 2007, the six months ended July 1, 2006 and the fiscal year ended December 31, 2005	41

Notes to Consolidated Financial Statements	42-71
     (a)(2) The consolidated financial statement schedule:
     All schedules for which provision is made in the applicable accounting regulations of the SEC not listed above are omitted because of the absence of the conditions under which they are required or because the required information is presented in the Consolidated Financial Statements or notes thereto.
     (a)(3) and (b) Exhibits:
     The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this 2008 Form 10-K are filed with this 2008 Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits”. The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this 2008 Form 10-K or incorporated herein by reference.
     (c) Financial Statement Schedule:
     None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.G. BARRY CORPORATION
Date: September 10, 2008	By:	/s/ Daniel D. Viren
Daniel D. Viren,
Senior Vice President—Finance, Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Greg A. Tunney Greg A. Tunney	President and Chief Executive Officer (Principal Executive Officer) and Director	September 10, 2008

/s/ Daniel D. Viren Daniel D. Viren	Senior Vice President — Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	September 10, 2008

/s/ Gordon Zacks * Gordon Zacks	Non-Executive Chairman of the Board and Director	September 10, 2008

/s/ Nicholas P. DiPaolo * Nicholas P. DiPaolo	Director	September 10, 2008

/s/ David P. Lauer * David P. Lauer	Director	September 10, 2008

/s/ Roger E. Lautzenhiser * Roger E. Lautzenhiser	Director	September 10, 2008

/s/ David L. Nichols * David L. Nichols	Director	September 10, 2008

/s/ Janice E. Page * Janice E. Page	Director	September 10, 2008

/s/ Edward M. Stan * Edward M. Stan	Director	September 10, 2008

/s/ Thomas M. Von Lehman * Thomas M. Von Lehman	Director	September 10, 2008

/s/ Harvey A. Weinberg * Harvey A. Weinberg	Director	September 10, 2008

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to Powers of Attorney executed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits.

By:	/s/ Daniel D. Viren
Daniel D. Viren
Attorney-in-Fact

R.G. BARRY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JUNE 28, 2008
INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1	Articles of Incorporation of R.G. Barry Corporation (“Registrant”) (as filed with Ohio Secretary of State on March 26, 1984)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-12667) (“Registrant’s 1988 Form 10-K”)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant (as filed with Ohio Secretary of State on June 3, 1987)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.3	Certificate of Amendment to the Articles of Incorporation of Registrant Authorizing the Series I Junior Participating Class B Preferred Shares (as filed with the Ohio Secretary of State on March 1, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.4	Certificate of Amendment to the Articles of Registrant (as filed with the Ohio Secretary of State on May 9, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.5	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 22, 1995)	Incorporated herein by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 001-08769) (“Registrant’s 1995 Form 10-K”)

3.6	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on September 1, 1995)	Incorporated herein by reference to Exhibit 3(c) to Registrant’s 1995 Form 10-K

3.7	Certificate of Amendment by Shareholders to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 30, 1997)	Incorporated herein by reference to Exhibit 4(h)(6) to Registrant’s Registration Statement on Form S-8, filed June 6, 1997 (Registration No. 333-28671)

3.8	Certificate of Amendment by Directors of Registrant to the Articles of Incorporation of Registrant Authorizing Series I Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on March 10, 1998)	Incorporated herein by reference to Exhibit 3(a)(7) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 001-08769) (“Registrant’s 1997 Form 10-K”)

Exhibit No.	Description	Location

3.9	Articles of Incorporation of Registrant (reflecting all amendments) [for purposes of SEC reporting compliance only — not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3(a)(8) to Registrant’s 1997 Form 10-K

3.10	Code of Regulations of Registrant	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (File No. 001-08769) (“Registrant’s July 3, 2004 Form 10-Q”)

*10.1	R.G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-08769) (“Registrant’s 2001 Form 10-K”)

*10.2	Amendment No. 1 to the R.G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 001-08769) (“Registrant’s 2002 Form 10-K”)

*10.3	Amendment No. 2 to the R.G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001) for the Economic Growth and Tax Relief Reconciliation Act of 2001	Incorporated herein by reference to Exhibit 10.3 to Registrant’s 2002 Form 10-K

*10.4	Amendment No. 3 to the R.G. Barry Corporation Associates’ Retirement Plan (effective as of March 31, 2004 and executed on February 20, 2004)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 001-08769) (“Registrant’s January 2004 Form 10-K”)

*10.5	Amendment No. 4 to the R.G. Barry Corporation Associates’ Retirement Plan (executed on September 16, 2005)	Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-08769) (“Registrant’s December 2005 Form 10-K”)

Exhibit No.	Description	Location

*10.6	R.G. Barry Corporation Supplemental Retirement Plan (effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 001-08769) (“Registrant’s January 2000 Form 10-K”)

*10.7	Amendment No. 1 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of May 12, 1998, executed May 15, 1998)	Incorporated herein by reference to Exhibit 10.3 to Registrant’s January 2000 Form 10-K

*10.8	Amendment No. 2 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of January 1, 2000, executed March 28, 2000)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 2000 Form 10-K

*10.9	Amendment No. 3 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of March 31, 2004, executed February 20, 2004)	Incorporated herein by reference to Exhibit 10.8 to Registrant’s January 2004 Form 10-K

*10.10	Amendment No. 4 to the R.G. Barry Corporation Supplemental Retirement Plan (effective January 1, 2005, executed November 10, 2005)	Incorporated herein by reference to Exhibit 10.11 to Registrant’s December 2005 Form 10-K

*10.11	R.G. Barry Corporation Supplemental Benefit Plans Trust (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 3, 2004 Form 10-Q

*10.12	R.G. Barry Corporation Restoration Plan (As Amended and Restated Effective as of January 1, 1997)	Filed herewith

*10.13	Amendment No. 2 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2001, effective as of January 1, 2001)	Filed herewith

*10.14	Amendment No. 3 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2004, effective as of March 31, 2004)	Filed herewith

Exhibit No.	Description	Location

*10.15	Employment Agreement, effective July 1, 2001, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.5 to Registrant’s 2001 Form 10-K

*10.16	Confidential Separation Agreement, dated March 10, 2004, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed March 11, 2004 (File No. 001-08769) (“Registrant’s March 11, 2004 Form 8-K”)

*10.17	Agreement, dated September 27, 1989, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 28.1 to Registrant’s Current Report on Form 8-K dated October 11, 1989 and filed October 12, 1989 (File No. 0-12667)

*10.18	Amendment No. 1, dated as of October 12, 1994, to the Agreement between Registrant and Gordon Zacks, dated September 27, 1989	Incorporated herein by reference to Exhibit 5 to Amendment No. 14 to Schedule 13D, dated January 27, 1995, filed by Gordon Zacks on February 13, 1995

*10.19	Amended Split-Dollar Insurance Agreement, dated March 23, 1995, between Registrant and Gordon B. Zacks	Incorporated herein by reference to Exhibit 10(h) to Registrant’s 1995 Form 10-K

*10.20	R.G. Barry Corporation Employee Stock Purchase Plan (reflects amendments and revisions for share splits and share dividends through May 8, 2003)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 001-08769)

*10.21	R.G. Barry Corporation 1994 Stock Option Plan (reflects amendments and revisions for share splits through June 22, 1994)	Incorporated herein by reference to Exhibit 4(q) to Registrant’s Registration Statement on Form S-8, filed August 24, 1994 (Registration No. 33-83252)

*10.22	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R.G. Barry Corporation 1994 Stock Option Plan	Incorporated herein by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 001-08769) (“Registrant’s December 2000 Form 10-K”)

*10.23	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R.G. Barry Corporation 1994 Stock Option Plan	Incorporated herein by reference to Exhibit 10.17 to Registrant’s December 2000 Form 10-K

Exhibit No.	Description	Location

*10.24	R.G. Barry Corporation Deferred Compensation Plan (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10(v) to Registrant’s 1995 Form 10-K

*10.25	Amendment No. 1 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 1, 1997, effective as of March 1, 1997)	Incorporated herein by reference to Exhibit 10.23 to Registrant’s January 2000 Form 10-K

*10.26	Amendment No. 2 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 28, 2000, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.21 to Registrant’s 2001 Form 10-K

*10.27	Amendment No. 3 to the R.G. Barry Corporation Deferred Compensation Plan (executed October 31, 2001, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.24 to Registrant’s 2002 Form 10-K

*10.28	Amendment No. 4 to the R.G. Barry Corporation Deferred Compensation Plan (executed February 20, 2004, effective as of February 21, 2004)	Incorporated herein by reference to Exhibit 10.29 to Registrant’s January 2004 Form 10-K

*10.29	R.G. Barry Corporation Stock Option Plan for Non-Employee Directors (reflects amendments and revisions for share splits through February 19, 1998)	Incorporated herein by reference to Exhibit 10(x) to Registrant’s 1997 Form 10-K

*10.30	R.G. Barry Corporation 1997 Incentive Stock Plan (reflects amendments through May 13, 1999)	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 18, 1999 (Registration No. 333-81105)

*10.31	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.24 to Registrant’s December 2000 Form 10-K

*10.32	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.25 to Registrant’s December 2000 Form 10-K

*10.33	R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 14, 2002 (Registration No. 333-90544)

Exhibit No.	Description	Location

*10.34	Form of Stock Option Agreement used in connection with grant of incentive stock options pursuant to the R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.30 of Registrant’s 2002 Form 10-K

*10.35	Form of Stock Option Agreement used in connection with grant of non-qualified stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.31 of Registrant’s 2002 Form 10-K

*10.36	Executive Employment Agreement, effective as of June 5, 2000, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.29 to Registrant’s December 2000 Form 10-K

*10.37	First Amendment to Executive Employment Agreement, effective as of June 5, 2003, between Registrant and Daniel D. Viren	Incorporated hereby by reference to Exhibit 10.40 of Registrant’s January 2004 Form 10-K

*10.38	Second Amendment to Executive Employment Agreement, effective as of May 16, 2005, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005 (File No. 001-08769) (“Registrant’s April 2, 2005 Form 10-Q”)

*10.39	Third Amendment to Executive Employment Agreement, effective as of May 30, 2006, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 31, 2006 and filed June 1, 2006 (File No. 001-08769)

*10.40	Fourth Amendment to Executive Employment Agreement, effective as of June 4, 2008, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed June 9, 2008 (File No. 001-08769)

*10.41	Agreement, made to be effective August 11, 2005, between Registrant and Florence Zacks Melton	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (File No. 001-08769) (“Registrant’s July 2, 2005 Form 10-Q”)

*10.42	2006 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 23, 2006 and filed March 27, 2006 (File No. 001-08769)

Exhibit No.	Description	Location

*10.43	2007 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed August 8, 2006 (File No. 001-08769)

*10.44	2008 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed August 28, 2007 (File No. 001-08769)

*10.45	Form of Change in Control Agreement entered into effective as of January 8, 2008 by Registrant with each of the following officers: Glenn D. Evans — Senior Vice President — Sourcing and Logistics; Pamela A. Gentile — Senior Vice President — Sales and Brand President, Dearfoams®; José G. Ibarra — Senior Vice President — Treasurer; Lee F. Smith — Senior Vice President — Design and Product Development; Yvonne Kalucis — Senior Vice President - Human Resources; and Thomas JK Konecki — Senior Vice President - Sales, Licensing and Business Development	File herewith

*10.46	R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K, dated May 24, 2005 and filed May 25, 2005 (File No. 001-08769)

*10.47	Form of 2005 Long-Term Incentive Plan Nonqualified Stock Option Award Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 2, 2005 Form 10-Q

*10.48	Executive Employment Agreement, dated as of February 7, 2006, between Registrant and Greg A. Tunney	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 9, 2006 and filed February 10, 2006 (File No. 001-08769) (“Registrant’s February 9, 2006 Form 8-K”)

*10.49	Nonqualified Stock Option Award Agreement for non-qualified stock options granted to Greg A. Tunney under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Registrant’s February 9, 2006 Form 8-K

Exhibit No.	Description	Location

*10.50	Form of Restricted Stock Unit Award Agreement for Directors of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 22, 2006 and filed May 23, 2006 (File No. 001-08769) (“Registrant’s May 23, 2006 Form 8-K”)

*10.51	Form of Restricted Stock Unit Award Agreement for Employees of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to Registrant’s May 23, 2006 Form 8-K

*10.52	Amendment Notice and Consent Form Regarding Restricted Stock Units Awarded to Employees under the R.G. Barry Corporation 2005 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 18, 2006 and filed August 21, 2006 (File No. 001-08769)

*10.53	R.G. Barry Corporation Deferral Plan (effective January 1, 2006)	Incorporated herein by reference to Exhibit 10.3 to Registrant’s May 23, 2006 Form 8-K

*10.54	R.G. Barry Corporation Deferral Plan —Directors’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.4 to Registrant’s May 23, 2006 Form 8-K

*10.55	R.G. Barry Corporation Deferral Plan —Gordon Zacks’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.5 to Registrant’s May 23, 2006 Form 8-K

*10.56	R.G. Barry Corporation Deferral Plan —Employees’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.6 to Registrant’s May 23, 2006 Form 8-K

10.57	Revolving Credit Agreement, entered into effective March 29, 2007, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 3, 2007 and filed April 4, 2007 (File No. 001-08769)

10.58	Revolving Credit Note dated March 29, 2007 given by Registrant to The Huntington National Bank	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 3, 2007 and filed April 4, 2007 (File No. 001-08769)

10.59	First Modification of Revolving Credit Agreement, entered into effective April 16, 2007, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 17, 2007 and filed April 18, 2007 (File No. 001-08769)

Exhibit No.	Description	Location

14.1	R.G. Barry Corporation Code of Business Conduct and Ethics	Incorporated herein by reference to Exhibit 14 to Registrant’s Current Report on Form 8-K dated December 2, 2005 and filed December 5, 2005 (File No. 001-08769)

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney Executed by Directors and Executive Officers of Registrant	Filed herewith

31.1	Rule 13a — 14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a — 14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Management contract or compensatory plan or arrangement.