Form 10-Q
period 2008-09-27
BARRY R G CORP /OH/
filed 2008-11-04
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Common Shares, $1 Par Value, Outstanding as of October 29, 2008 – 10,570,924
Index to Exhibits at page 21

R.G. BARRY CORPORATION
INDEX TO FORM 10-Q
For the First Quarter of Fiscal 2009
(Quarterly Period Ended September 27, 2008)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosure in this Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. You should read the disclosure that contains forward-looking statements carefully because these statements (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in our press releases and in our filings with the Securities and Exchange Commission, in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (the “2008 Form 10-K”), as well as any cautionary language in this Quarterly Report on Form 10-Q, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this Quarterly Report on Form 10-Q, in our press releases or in “Item 1A. Risk Factors” of Part I of our 2008 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the Securities and Exchange Commission should also be considered.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2009	52 weeks ending June 27, 2009
Fiscal 2008	52 weeks ended June 28, 2008

First quarter of fiscal 2009	13 weeks ended September 27, 2008
First quarter of fiscal 2008	13 weeks ended September 29, 2007

2006 transition period	26 weeks ending July 1, 2006

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 27, 2008	June 28, 2008
ASSETS
Cash and cash equivalents	$1,350	$14,210
Short-term investments	8,222	11,870
Accounts receivable (less allowances of $4,917 and $1,885, respectively)	21,693	12,653
Inventory	25,505	10,842
Deferred tax assets – current	4,105	4,344
Prepaid expenses	1,526	1,557

Total current assets	62,401	55,476

Property, plant and equipment, at cost	10,820	10,059
Less accumulated depreciation and amortization	7,073	6,910

Net property, plant and equipment	3,747	3,149

Deferred tax assets – noncurrent	5,949	6,111
Other assets	3,156	3,207

Total assets	$75,253	$67,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$2,200	$2,200
Current installments of long-term debt	84	84
Accounts payable	12,141	4,164
Accrued expenses	1,830	3,303

Total current liabilities	16,255	9,751

Long-term debt, excluding current installments	167	187
Accrued retirement costs and other	11,606	11,976

Total liabilities	28,028	21,914

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,571 and 10,548 shares, respectively (excluding treasury shares of 1,014 and 1,005, respectively)	10,571	10,548
Additional capital in excess of par value	15,872	15,763
Accumulated other comprehensive loss	(5,307)	(5,352)
Retained earnings	26,089	25,070

Total shareholders’ equity	47,225	46,029

Total liabilities and shareholders’ equity	$75,253	$67,943

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008
Net sales	$25,630	$32,130
Cost of sales	15,470	18,071

Gross profit	10,160	14,059
Selling, general and administrative expenses	8,588	8,265

Operating profit	1,572	5,794
Interest income, net	145	114

Earnings, before income tax	1,717	5,908
Income tax	612	2,142

Net earnings	$1,105	$3,766

Net earnings per common share
Basic	$0.10	$0.36

Diluted	$0.10	$0.35

Average number of common shares outstanding
Basic	10,595	10,396

Diluted	10,749	10,677

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008
Operating activities:
Net earnings	$1,105	$3,766
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	163	129
Deferred income tax expense	439	2,205
Stock-based compensation expense	199	150
Changes in:
Accounts receivable	(9,048)	(15,277)
Inventory	(14,664)	(6,737)
Prepaid expenses and other	74	(479)
Accounts payable	7,953	1,981
Accrued expenses	(1,541)	(1,734)
Accrued retirement costs and other, net	(435)	(719)

Net cash used in operating activities	(15,755)	(16,715)

Investing activities:
Purchases of property, plant and equipment	(735)	(400)
Proceeds from sale of short-term investments	3,648	—
Proceeds from sale of subsidiary, net	—	66

Net cash provided by (used in) investing activities	2,913	(334)

Financing activities:
Repayment of short-term and long-term debt	(20)	(19)
Proceeds from common shares issued, net	2	149

Net cash (used in) provided by financing activities	(18)	130

Net decrease in cash and cash equivalents	(12,860)	(16,919)
Cash and cash equivalents at the beginning of the period	14,210	18,207

Cash and cash equivalents at the end of the period	$1,350	$1,288

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2009 and the First Quarter of Fiscal 2008
(dollar amounts in thousands, except per share data)
1. Basis of Presentation
R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries, in designing, purchasing, marketing and distributing accessory footwear products. The Company defines accessory footwear as a single segment business with a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. The Company’s products are sold predominantly in North America through department stores, chain stores, warehouse clubs and mass merchandising channels of distribution. Unless the context otherwise requires, references in these notes to consolidated financial statements to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The financial information shown in the accompanying consolidated balance sheet as of the end of fiscal 2008 is derived from the Company’s audited financial statements.
The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the first quarter of fiscal 2009 are not necessarily indicative of the annual results that may be expected for fiscal 2009. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data” of Part II of R.G. Barry Corporation’s Annual Report on Form 10-K for fiscal 2008 (the “2008 Form 10-K”).
2. Short-Term Investments
As part of its cash management program, the Company maintains a portfolio of non-auction rate marketable investment securities. These securities include a corporate bond classified as a hold-to-maturity security and other debt securities classified as available-for-sale securities. The corporate bond matures in June 2009. The other debt securities can be liquidated into cash within seven days at the option of the Company via tender of the securities to the third-party financial institution serving as remarketing agent and/or guarantor for the debt securities. These other debt securities are guaranteed as to both principal and accumulated interest through a letter of credit provided by the third party financial institution. The marketable investment securities are carried at cost, which approximates fair value.
3. Stock-Based Compensation
Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The 2005 Long-Term Incentive Plan (the “2005 Plan”), approved by the shareholders of R.G. Barry Corporation in May 2005, is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the approval of the 2005 Plan.
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
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $199 and $150 of stock-based compensation expense for the first quarter of fiscal 2009 and first quarter of fiscal 2008, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards. The Company did not grant any stock options in the first quarter of fiscal 2009 or the first quarter of fiscal 2008. The Company granted 88,500 and 95,900 RSUs to certain members of management during the first quarter of fiscal 2009 and first quarter of fiscal 2008, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2009 and the First Quarter of Fiscal 2008
(dollar amounts in thousands, except per share data)
Total compensation cost of stock options granted but not yet vested as of September 27, 2008 was approximately $60, which will be recognized over a weighted average period of approximately one year.
Plan activity with respect to stock options for the first quarter of fiscal 2009 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 28, 2008	212,600	238,200	$5.23
Granted	—	—	—
Exercised	(1,700)	—	4.25
Expired/Cancelled	—	—	—

Outstanding at September 27, 2008	210,900	238,200	$5.23

Options exercisable at September 27, 2008	206,900	204,900

The following is a summary of the status of the Company’s RSUs as of September 27, 2008 and activity during the first quarter of fiscal 2009:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at June 28, 2008	190,900	$7.94
Granted	88,500	$7.16
Vested	(29,200)	$8.07
Forfeited/Cancelled	—	$—

Nonvested at September 27, 2008	250,200	$7.80

Total compensation cost of RSUs granted, but not yet vested, as of September 27, 2008 was approximately $1,666. This amount is expected to be recognized over a weighted average period of 2.5 years.
The aggregate intrinsic value, as defined in SFAS 123R, of options exercised and RSUs vested during the first quarter of fiscal 2009 and the first quarter of fiscal 2008 was $238 and $320, respectively.
4. Income Taxes
Income tax expense for the first quarter of fiscal 2009 and the first quarter of fiscal 2008 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as a result of the following:

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008
Computed “expected” tax expense	$584	$2,009
State income tax expense, net of federal income tax	55	180
Other, net	(27)	(47)

Total expense	$612	$2,142

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments to the Company’s reserve for uncertain tax positions at implementation or during fiscal 2008. During the first quarter of fiscal 2009, there were no significant changes in any FIN 48 related evaluations and there were no reserves for uncertain tax positions existing at the end of the first quarter of fiscal 2009.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2009 and the First Quarter of Fiscal 2008
(dollar amounts in thousands, except per share data)
5. Net Earnings Per Common Share
Basic net earnings per common share is computed based on the weighted average number of common shares outstanding during each reporting period. Diluted net earnings per common share is based on the weighted average number of common shares outstanding during each reporting period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and RSUs.
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share, with common shares represented in thousands:

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008
Numerator:
Net earnings	$1,105	$3,766

Denominator:
Weighted average common shares outstanding	10,595	10,396
Effect of potentially dilutive securities: stock options and RSUs	154	281

Weighted average common shares outstanding, assuming dilution	10,749	10,677

Basic net earnings per common share	$0.10	$0.36

Diluted net earnings per common share	$0.10	$0.35

The Company excluded stock options to purchase approximately 62 thousand and 74 thousand common shares from the calculation of diluted earnings per share for the first quarter of fiscal 2009 and first quarter of fiscal 2008, respectively, due to the anti-dilutive nature of these stock options measured using the average market prices during these quarterly periods.
6. Inventories
Inventory by category consisted of the following:

	September 27, 2008	June 28, 2008
Raw materials	$300	$72
Finished goods	25,205	10,770

Total inventory	$25,505	$10,842

Inventory write-downs, recognized as a part of cost of sales, were $96 and $239 for the first quarter of fiscal 2009 and first quarter of fiscal 2008, respectively.
7. Employee Retirement Plans
In making required annual pension computations, the Company used a measurement date of March 31, effective with the 2006 transition period and continuing through fiscal 2008. Effective with the first quarter of fiscal 2009, the Company has changed the measurement date from March 31 to a date commensurate with its fiscal year-end date. The breakdown of the incremental effect of making this required change under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” is outlined in the following table and shows the affected elements of the Consolidated Balance Sheet at September 27, 2008:

	Before	Effect of	After
	application of	applying	application of
	SFAS No. 158	SFAS No. 158	SFAS No. 158

Assets:
Deferred tax assets-noncurrent	$5,925	$24	$5,949

Liabilities and shareholders’ equity:
Accrued retirement cost and other	$(11,541)	$(65)	$(11,606)
Accumulated other comprehensive loss	5,352	(45)	5,307
Retained earnings	(26,175)	86	(26,089)

Total liabilities and shareholders’ equity affected	$(32,364)	$(24)	$(32,388)

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2009 and the First Quarter of Fiscal 2008
(dollar amounts in thousands, except per share data)
The Company expects to make total payments of $1,275 in fiscal 2009 to the funded, qualified associate retirement plan and meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the first quarter of fiscal 2009, actual payments of approximately $343 were made into the funded, qualified associate retirement plan and actual payments of approximately $171 were made to the current participants in the unfunded, nonqualified supplemental retirement plans.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008
Service cost	$11	$11
Interest cost	605	573
Expected return on plan assets	(551)	(539)
Net amortization	71	107

Total pension expense	$136	$152

8. Comprehensive income (loss)
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings, pension related adjustments and foreign currency translation adjustments as follows:

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008
Net earnings	$1,105	$3,766
Pension related adjustments	—	(124)
Foreign currency translation adjustments	—	(365)

Total comprehensive income	$1,105	$3,277

Accumulated other comprehensive loss as of September 27, 2008 and June 28, 2008 was $5,307 and $5,352, respectively, and relates to the Company’s pension plan.
9. Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,600, which is included in other assets in the accompanying Consolidated Balance Sheets. Effective in March 2004 and continuing through the end of the first quarter of fiscal 2009, the Company has borrowed against the cash surrender value of these policies. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.
On August 11, 2005 (the “Effective Date”), the Company and the mother of the chairman entered into an agreement whereby she transferred all of her product designs and patent rights to the Company as of the Effective Date and released all unpaid claims that would have accrued under a previous agreement and through the Effective Date. Since the death of the chairman’s mother in February 2007 and through March 24, 2008, the Company made the quarterly payments with respect to the agreement to the successor trust of which the chairman is the trustee and beneficiary. On March 24, 2008, the chairman assigned the remaining payment rights under the agreement to a fund established with a philanthropic organization. As of September 27, 2008, the Company reported $84 of the then remaining liability under this agreement as current installments of long-term debt and the remaining $167 as long-term debt.
10. Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the First Quarter of Fiscal 2009 and the First Quarter of Fiscal 2008
(dollar amounts in thousands, except per share data)
11. Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at June 30, 2007. The Company adopted the measurement date provision of SFAS No. 158 as of the first quarter of fiscal 2009, which had no material impact on our consolidated financial position or results of operations.
In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements.” This standard becomes effective for financial assets and liabilities, as well as any assets carried at fair value, for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. This standard becomes effective for nonfinancial assets and liabilities for financial statements issued after November 15, 2008 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company’s fiscal year beginning on June 29, 2008, except as noted below. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP 157-2 “Effective Date of FASB Statement No. 157 and in October 2008, the FASB issued FSP FAS 157-3,”Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-1 amends SFAS No. 157 to exclude its application to SFAS No. 13, “Accounting for Leases” or any related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 delays by one year, the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. FSP 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The application of the provisions of SFAS No. 157, and the subsequent related FASB Staff Positions, will not have an effect on the Company’s financial position or its results of operations since they only relate to disclosures about fair value measurements.
In December 2007, the FASB released SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.151.” These standards become effective for fiscal years beginning on or after December 15, 2008, and they provide guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards become effective for the Company’s fiscal year beginning on June 28, 2009. SFAS 141 (revised 2007) will be applied on a prospective basis while SFAS 160 will be applied retroactively; neither standard will have an effect on the Company’s historical financial position or its results of operations.

R.G. BARRY CORPORATION AND SUBSIDIARIES
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our 2008 Form 10-K.
Unless the context otherwise requires, references in this MD&A to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
Results of Operations
As stated in the “Looking Ahead to Fiscal 2009 and Beyond” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K, we expected significant shifts in our quarterly revenue patterns for fiscal 2009. During the first quarter of fiscal 2009, net sales were $25.6 million, representing a $6.5 million or 20.2% decrease over the comparable quarter in fiscal 2008. The quarter-on-quarter decrease in net sales was primarily due to the net impact of the timing of shipments in the aggregate amount of $9.9 million to certain customers in the mass merchandising and chain store channels, partially offset by increases of shipments of $3.2 million primarily to customers in the warehouse clubs and certain customers in the department store channels. The shift in the timing of shipments between quarters reflects our customers’ initiatives to limit their days of on-hand inventory, which have resulted from the recent events affecting the global economic environment. As reported in previous public filings, we will continue to collaborate closely with our key retailing partners to align the consumers’ demand for our goods with the flow of product to their stores.
Gross profit for the first quarter of fiscal 2009 was $10.2 million or 39.6% of net sales, compared to $14.1 million or 43.8% of net sales for the comparable period in fiscal 2008. The quarterly decrease in margin dollars reflects the impact of the reduction in shipments as described above. The contraction in gross profit as a percent of net sales is reflective of the increases in the price of oil and the strengthening of the Chinese Yuan against the U.S. Dollar. Although our purchases of finished goods from third-party manufacturers are contracted in U.S. Dollars, the strengthening of the Chinese Yuan and the price of oil influenced vendor pricing on our fall goods.
Selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal 2009 increased by $323 thousand over the comparable reporting period in fiscal 2008. As a percent of net sales, SG&A expenses were 33.5% in the first quarter of fiscal 2009 and 25.7% in the first quarter of fiscal 2008.
The quarter-on-quarter net increase of $323 thousand in SG&A expenses resulted from an increase of $178 thousand in payroll related expense, an increase of $148 thousand in consulting expense, an increase of $147 thousand in shows, showroom and exhibit expense and increases of an aggregate of $182 thousand in expenses from a wide range of other areas during the period, partially offset by a reduction of $332 thousand in print and related advertising expense. The increases in these expense areas are consistent with what we have disclosed in our previous public filings with respect to our strategic investing initiatives, during fiscal 2009, in marketing and market research, public relations and point-of-sale programs in support of our brand portfolio.
During the first quarter of fiscal 2009, we recorded net interest income of $145 thousand, compared to net interest income of $114 thousand for the same reporting period in fiscal 2008. The increase in net interest income was primarily due to an increase in the average levels of invested funds in the current quarter compared to the same period a year ago.
During the first quarter of fiscal 2009 and first quarter of fiscal 2008, we recorded income tax expense of $612 thousand and $2.1 million, respectively, based primarily on earnings achieved during those periods. The tax rates for the first quarter of fiscal 2009 and first quarter of fiscal 2008 were 35.7% and 36.3%, respectively. The difference in rates for the respective periods is due primarily to the impact of other tax adjustments during each of the periods as compared to the pre-tax income reported for those periods. For fiscal 2009, the Company expects to have an effective tax rate of 37.3%.

Based on the results of operations noted above, we reported net earnings of approximately $1.1 million, or $0.10 per diluted common share, for the first quarter of fiscal 2009 and $3.8 million, or $0.35 per diluted common share, for the first quarter of fiscal 2008.
Seasonality
Although our various product lines are sold on a year round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for gift-oriented slipper product is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary and shift, results for any particular quarter may not be indicative of results for the full year.
Looking ahead to the remainder of fiscal 2009 and beyond
Looking ahead to the remainder of fiscal 2009 and beyond, we will continue to pursue strategically driven initiatives that are designed to provide measurable and sustainable net sales and profit growth. We remain confident with a strong balance sheet, healthy brands and a business plan focused on growth and profitability well beyond the next nine months, but we know the remainder of fiscal 2009 will present a challenging environment from a general economic and business perspective. We are seeing short-term economic volatility manifesting itself as: 1) caution among retailers who are delaying or reducing orders in an effort to limit their days of on-hand inventory and subsequently creating noteworthy shifts in our quarterly sales patterns, as evidenced in our results for the first quarter of fiscal 2009; 2) losses of retail floor space due to downsizings and bankruptcies; and 3) inflationary pressures from our suppliers. We are addressing these issues, but realistically, we believe that they will result in relatively flat net sales and lower gross profit margins for us in fiscal 2009 as compared to fiscal 2008. Because our business continues to be highly seasonal and dependent on the holiday selling season, there is significant inherent risk and potential cyclicality in our business. See the discussion under the caption “Item 1A. Risk Factors” in our 2008 Form 10-K.
Liquidity and Capital Resources
Our only source of revenue and our primary source of cash flow come from our operating activities. When cash inflows are less than cash outflows, we also have access to amounts under our Bank Facility, as described further below in this section, subject to its terms. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations and borrowings under our current or additional credit facilities.
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
Cash and cash equivalents on hand were approximately $1.4 million at September 27, 2008 compared to $1.3 million at September 29, 2007 and $14.2 million at June 28, 2008. Short-term investments were approximately $8.2 million at September 27, 2008, $0 at September 27, 2007 and $11.9 million at June 28, 2008. As of the end of the first quarter of fiscal 2009, we carried a portfolio of non-auction rate marketable investment securities, which included a corporate bond classified as a hold-to-maturity security and other debt securities classified as available-for-sale securities. The corporate bond matures in June 2009. The other debt securities can be liquidated into cash within seven days at the option of the Company via tender of the securities to the third-party financial institution serving as remarketing agent and/or guarantor for the debt securities. These other debt securities are guaranteed as to both principal and accumulated interest through a letter of credit provided by the third party financial institution. The marketable investment securities are carried at cost, which approximates fair value.
Operating Activities
During the first three months of fiscal 2009 and the comparable period in fiscal 2008, our operations used $15.8 million and $16.7 million of cash, respectively. The operating cash outflows during these periods primarily reflect the impact of timing differences in our shipments in each of those periods. During all of fiscal 2008 and through the first quarter of fiscal 2009, we funded our operations entirely by using our own cash.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 3.8:1 at September 27, 2008, 3.7:1 at September 29, 2007 and 5.7:1 at June 28, 2008. The decline in this ratio from June 28, 2008 to September 27, 2008 reflects the effect of increases in accounts receivable and inventory as well as related accounts payables, which are consistent with the seasonal nature of our business.
We anticipate that we will continue to fund our operations by using our internal cash reserves in the future. Based on our tax net operating loss (“NOLs”) carryforward position at the end of fiscal 2008 and our expected profitability in the future, we anticipate being able to utilize the NOLs in future periods, which will favorably impact our cash flow during those periods. We expect to begin paying U.S. federal income taxes in fiscal 2010.
Changes in the primary components of our working capital accounts for the first three months of fiscal 2009 and first three months of fiscal 2008, respectively, were as follows:
▪	Net accounts receivable increased by $9.0 million and $15.3 million. These increases in net accounts receivable during these reporting periods reflect the timing of shipments of finished goods inventory to our customers in those quarterly periods.

▪	Net inventories increased by $14.7 million and $6.7 million. These increases reflect the net effect of the timing of purchases of finished goods inventory from third-party manufacturers and shipments of products to our customers over the quarterly periods.

▪	Accounts payable increased by $8.0 million and $2.0 million. The increases in this area were due primarily to the timing of purchases and payment for finished goods inventory, which were in line with the seasonality of our business.

▪	Accrued expenses decreased by $1.5 million and $1.7 million. The decreases in accrued expenses were due primarily to payment during the respective periods of our incentive bonus accrued at each of the preceding fiscal year ends.
Investing Activities
During the first quarter of fiscal 2009 and the first quarter of fiscal 2008, investing activities provided $2.9 million and used $334 thousand in cash, respectively. During the first quarter of fiscal 2009, our investing activities involved primarily $3.6 million in the liquidation of short-term investments offset by $735 thousand in capital expenditures. The liquidation of short-term investments was used to fund our normal seasonal build of accounts receivable and inventory in support of the fall business season. In fiscal 2009, we expect our annual capital expenditures to be approximately $1.6 million. During the first quarter of fiscal 2008, investing activities used $334 thousand in cash, primarily reflecting capital expenditures made during that period.
Financing activities
During the first quarter of fiscal 2009, financing activities used $18 thousand in cash. This financing cash outflow reflects primarily the reduction of our outstanding debt obligations. During the first quarter of fiscal 2008, financing activities provided $130 thousand in cash, primarily as a result of the exercise of stock options by our employees and non-employee directors of R.G. Barry Corporation.
2009 Liquidity
We believe our sources of cash and cash equivalents on-hand, short-term investments, cash from operations and funds available under our Bank Facility, as described below, will be adequate to fund our operations and capital expenditures through the remainder of fiscal 2009.
Bank Facility
On March 29, 2007, we entered into an unsecured credit facility (the “Bank Facility”) with The Huntington National Bank (“Huntington”). The Bank Facility replaced the former borrowing facility with The CIT Group/Commercial Services, Inc. (“CIT”). Under the terms of the Bank Facility, Huntington is obligated to advance us funds for a period of three years in the following amounts:
Year 1 — $20 million from July 1, 2007 to December 31, 2007; $5 million from January 1, 2008 to June 30, 2008;
Year 2 — $16 million from July 1, 2008 to December 31, 2008; $5 million from January 1, 2009 to June 30, 2009; and
Year 3 — $12 million from July 1, 2009 to December 31, 2009; $5 million from January 1, 2010 to March 31, 2010
The termination and maturity date of the Bank Facility is March 31, 2010, but it may be extended for one-year periods upon the agreement of the Company and Huntington. Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.25 to 1.0, which is calculated quarterly on a trailing 12-month basis, and (b) maintaining a consolidated net worth of at least $29 million, increased annually by an amount equal to 50 percent of our consolidated net income subsequent to June 30, 2007. Further, the Bank Facility must be rested for at least 30 consecutive days beginning on February 1st of each year and borrowings under the Bank Facility may not exceed 80 percent of the Company’s eligible accounts receivable and 50 percent of its eligible inventory at any given time. The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 1.20 percent. Additionally, we agreed to pay a quarterly fee for any unused amount of the Bank Facility equal to 0.25 percent of the average unused balance of the Bank Facility, a commitment fee of $5 thousand, which was due at closing, and an annual facility fee of $2.5 thousand due on the last day of March commencing March 31, 2008. During the first quarter of fiscal 2009, we incurred unused line of credit fees of approximately $9 thousand. As of September 27, 2008, we had no amounts of borrowings outstanding and had $15.8 million available under the Bank Facility.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of September 27, 2008, we reported approximately $84 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement originally entered into with the mother of our chairman as disclosed in Note 9 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. At the end of the first quarter of fiscal 2009, we reported approximately $167 thousand as consolidated long-term debt, all of which was related to the obligation under this agreement.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2008, other than routine payments. For more detail on contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources – Other Matters Impacting Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2008 Form 10-K.
Critical Accounting Policies and Use of Significant Estimates
The preparation of financial statements in accordance with U.S. GAAP requires that we make certain estimates. These estimates can affect reported revenues, expenses and results of operations, as well as the reported values of certain assets and liabilities. We make these estimates after gathering as much information from as many resources, both internal and external, as are available at the time. After reasonably assessing the conditions that exist at the time, we make these estimates and prepare consolidated financial statements accordingly. These estimates are made in a consistent manner from period to period, based upon historical trends and conditions and after review and analysis of current events and circumstances. We believe these estimates reasonably reflect the current assessment of the financial impact of events whose actual outcomes will not become known to us with certainty until sometime in the future.
The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes 1 (a) through (u) of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2008 Form 10-K.
A summary of the critical accounting policies requiring management estimates follows:
a) We recognize revenue when the following criteria are met:
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
There were no significant adjustments reported during the first quarter of fiscal 2009 to allowance accruals established at the end of fiscal 2008.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation.

During the first quarter of fiscal 2009, there were no significant adjustments recorded to inventory valuation allowances established at the end of fiscal 2008.

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

We had no tax contingency reserve at the end of the first quarter of fiscal 2009, the end of the first quarter of fiscal 2008, or the end of fiscal 2008, as determined by management at either the state or federal tax levels.

d)	There are various other accounting policies that also require management’s judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes 1 (a) through (u) of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2008 Form 10-K.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
See Note 11-Recently Issued Accounting Standards of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During all of fiscal 2008 and during the first quarter of fiscal 2009, substantially all of our sales and all purchases were denominated in U.S. Dollars. Accordingly, the Company did not have any foreign currency risk at the end of the first quarter of fiscal 2009.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates primarily to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At September 27, 2008, we had no borrowings outstanding under the Bank Facility. Based on our projected future funding needs for the remainder of fiscal 2009, we do not expect any significant borrowings to fund our operations under our Bank Facility. We typically do not hedge our exposure to floating interest rates.

Interest rate changes impact the level of earnings from short-term investments; changes in long-term interest rates also affect the measurement of pension liabilities performed on an annual basis.
ITEM 4 — Controls and Procedures
Not Applicable.
ITEM 4T — Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended September 27, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
No response required.
Item 1A. Risk Factors
Please see the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 at the front of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of Part I of our 2008 Form 10-K for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in “Item 1A .Risk Factors” of Part I of our 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) and (b) Not applicable
     (c) Neither R. G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended September 27, 2008. The Company does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
     (a), (b) Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     (a) R.G. Barry Corporation’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on October 29, 2008. At the close of business on the record date September 2, 2008, 10,549,439 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 9,679,824, or 91.8% of the outstanding common shares entitled to vote, were represented in person or by proxy.
     (b) and (c) Directors elected at the Annual Meeting, for a three-year term to expire at the 2011 Annual Meeting of Shareholders were:
     Gordon Zacks
     For: 8,304,598 Withheld: 1,375,226 Broker non-votes: none Abstention: none
     Roger Lautzenhiser
     For: 8,977,825 Withheld: 701,999 Broker non-votes: none Abstention: none
     Thomas Von Lehman
     For: 9,610,398 Withheld: 69,426 Broker non-votes: none Abstention: none
     Other directors whose terms of office continued after the Annual Meeting:
     Nicholas DiPaolo David Lauer Dave Nichols Janice Page Edward Stan Greg Tunney Harvey Weinberg
     (d) Not Applicable

Item 5. Other Information
On October 29, 2008, the Board of Directors (the “Board”) of the Company adopted the 2009 R.G. Barry Management Bonus Plan (the “Plan”). Certain employees of the Company, including the named executive officers, will be eligible to participate in the Plan. Bonuses under the plan are based on the achievement of individual and Company performance objectives at varying levels. To receive a bonus under the Plan, the applicable Company threshold objectives and the participant’s individual/department threshold objectives must be met. Upon the achievement of these objectives, a participant will receive a bonus based on a percentage of his or her annual salary. The levels of bonus range from 6.88% to 82% of a participant’s fiscal 2009 annual base salary, depending upon the participant’s position with the Company. The minimum and maximum potential bonuses (if applicable objectives are met) of the Company’s named executives officers are indicated below:

		Potential Bonus
		(as a % of Annual Salary)
Name	Position	Threshold	Maximum
Greg Tunney	President and Chief Executive Office	27.5%	82%
Daniel Viren	Senior Vice President-Finance, Chief Financial Officer, Secretary	19.25%	46.13%
Pamela Gentile	Senior Vice President-Sales and Brand President, Dearfoams Brands	13.75%	41%
Glenn Evans	Senior Vice President-Sourcing and Logistics	13.75%	41%
Lee Smith	Senior Vice President-Design and Development	13.75%	41%
The approval of the Plan by the Board shall not be deemed to create an enforceable agreement between the Company and any eligible participant and the Board retains the discretion to change the design of and participants in the Plan without notice to or approval of participants. No entitlement to payouts under the Plan shall exist until the payments are authorized by the Board.
A copy of the Plan is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Plan.
Item 6. Exhibits
See Index to Exhibits at page 21.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: November 4, 2008	By:	/s/ Daniel D. Viren
Daniel D. Viren
Senior Vice President – Finance, Chief Financial Officer and Secretary (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	2009 R.G. Barry Corporation Management Bonus Plan	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith