Form 10-Q
period 2008-12-27
BARRY R G CORP /OH/
filed 2009-02-03
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008
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
Common Shares, $1 Par Value, Outstanding as of January 28, 2009 — 10,585,086
Index to Exhibits at page 22

R.G. BARRY CORPORATION
INDEX TO FORM 10-Q
For the Second Quarter of Fiscal 2009
(Quarterly Period Ended December 27, 2008)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks could include, but are not limited to, things such as: our continuing ability to source products from third-parties located outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the highly seasonal nature of our business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; and, our investment of excess cash in certificates of deposit and other non-auction rate marketable securities. You should read this Quarterly Report on Form 10-Q carefully, because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (the “2008 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2008 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the Securities and Exchange Commission should also be considered.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2009	52 weeks ending June 27, 2009
Fiscal 2008	52 weeks ended June 28, 2008

2006 transition period	26 weeks ending July 1, 2006

First half of fiscal 2009	26 weeks ended December 27, 2008
First half of fiscal 2008	26 weeks ended December 29, 2007

Second quarter of fiscal 2009	13 weeks ended December 27, 2008
Second quarter of fiscal 2008	13 weeks ended December 29, 2007

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 27, 2008	June 28, 2008
ASSETS
Cash and cash equivalents	$5,232	$14,210
Short-term investments	22,661	11,870
Accounts receivable (less allowances of $9,451 and $1,885, respectively)	17,056	12,653
Inventory	14,931	10,842
Deferred tax assets — current	566	4,344
Prepaid expenses	1,085	1,557

Total current assets	61,531	55,476

Property, plant and equipment, at cost	10,914	10,059
Less accumulated depreciation and amortization	7,125	6,910

Net property, plant and equipment	3,789	3,149

Deferred tax assets — noncurrent	5,984	6,111
Other assets	3,081	3,207

Total assets	$74,385	$67,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$2,200	$2,200
Current installments of long-term debt	90	84
Accounts payable	4,662	4,164
Accrued expenses	2,176	3,303

Total current liabilities	9,128	9,751

Long-term debt, excluding current installments	140	187
Accrued retirement costs and other	11,556	11,976

Total liabilities	20,824	21,914

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares, none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,585 and 10,548 shares, respectively (excluding treasury shares of 1,014 and 1,005, respectively)	10,585	10,548
Additional capital in excess of par value	16,144	15,763
Accumulated other comprehensive loss	(5,307)	(5,352)
Retained earnings	32,139	25,070

Total shareholders’ equity	53,561	46,029

Total liabilities and shareholders’ equity	$74,385	$67,943

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Second Quarter		First Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Net sales	$48,853	$38,555	$74,482	$70,685
Cost of sales	29,569	22,813	45,038	40,884

Gross profit	19,284	15,742	29,444	29,801
Selling, general and administrative expenses	9,668	9,340	18,256	17,605

Operating profit	9,616	6,402	11,188	12,196
Other income	15	35	15	50
Interest income, net	72	79	217	178

Earnings, before income taxes	9,703	6,516	11,420	12,424
Income taxes	3,653	2,434	4,265	4,576

Net earnings	$6,050	$4,082	$7,155	$7,848

Net earnings per common share
Basic	$0.57	$0.39	$0.67	$0.75

Diluted	$0.56	$0.38	$0.67	$0.74

Average number of common shares outstanding
Basic	10,609	10,426	10,602	10,411

Diluted	10,712	10,640	10,717	10,664

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Half	First Half
	Fiscal 2009	Fiscal 2008
Operating activities:
Net earnings	$7,155	$7,848
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	341	264
Deferred income tax expense	3,929	4,477
Stock-based compensation expense	431	325
Changes in:
Accounts receivable	(4,403)	(3,445)
Inventory	(4,089)	211
Prepaid expenses and other	597	(15)
Accounts payable	495	(768)
Accrued expenses	(1,195)	(1,396)
Accrued retirement costs and other, net	(485)	(723)

Net cash provided by operating activities	2,776	6,778

Investing activities:
Purchases of short-term investments	(10,791)	(1,090)
Purchases of property, plant and equipment, net	(978)	(1,024)
Proceeds from sale of subsidiary, net	—	66

Net cash used in investing activities	(11,769)	(2,048)

Financing activities:
Repayment of short-term and long-term debt	(41)	(39)
Proceeds from common shares issued, net	56	207

Net cash provided by financing activities	15	168

Net (decrease) increase in cash and cash equivalents	(8,978)	4,898
Cash and cash equivalents at the beginning of the period	14,210	18,207

Cash and cash equivalents at the end of the period	$5,232	$23,105

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2009 and the Second Quarter and First Half of Fiscal 2008
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
The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the second quarter and the first half of fiscal 2009 are not necessarily indicative of the annual results that may be expected for fiscal 2009. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 — Financial Statements and Supplementary Data” of Part II of the 2008 Form 10-K.
2. Short-Term Investments and Fair Value
At December 27, 2008, as part of its cash management and investment program, the Company maintained a portfolio of $22,661 in short-term investments, consisting of $8,141 in marketable investment securities and $14,520 in other short-term investments. The marketable investment securities are classified as available-for-sale securities and can be liquidated into cash within seven days at the option of the Company via tender of the securities to the third-party financial institution serving as remarketing agent and/or guarantor for the debt securities. These securities are guaranteed as to both principal and accumulated interest through a letter of credit provided by the third-party financial institution. The marketable investment securities are carried at cost, which approximates fair value based on level two assumptions as described below and used in the Company’s valuation methodology. The other short-term investments are classified as hold-to-maturity securities and include a corporate bond, commercial paper investments and bank certificates of deposit, which have individual maturity dates ranging from January 2009 to June 2009.
Effective June 29, 2008, we adopted Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for our financial assets and liabilities after June 28, 2008, and will be effective for our non-financial assets and liabilities after June 27, 2009. Adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. Adopting SFAS No. 157 for our non-financial assets and liabilities is not expected to materially impact our consolidated financial statements.
SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. In accordance with SFAS No. 157, we measured any short-term investments classified as available-for-sale securities at fair value. We classified these available-for-sale securities as subject to level two input assets for purposes of fair value determination per SFAS No. 157 as they are based on utilizing market observable inputs and credit risk.
3. Stock-Based Compensation
SFAS No. 123 (revised 2004)(“SFAS 123R”) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The 2005 Long-Term Incentive Plan (now known as the Amended and Restated 2005 Long-Term Incentive Plan, the “2005 Plan”) is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2009 and the Second Quarter and First Half of Fiscal 2008
(dollar amounts in thousands, except per share data)
which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the approval of the 2005 Plan.
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
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $232 and $175 of stock-based compensation expense for the second quarter of fiscal 2009 and second quarter of fiscal 2008, respectively. The Company recognized stock-based compensation expense of $431 and $325 for the first half of fiscal 2009 and the first half of fiscal 2008, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards. The Company did not grant any stock options during the first half of fiscal 2009 or the first half of fiscal 2008. The Company granted 51,200 and 139,800 RSUs to certain members of management during the second quarter of fiscal 2009 and first half of fiscal 2009, respectively.
Total compensation cost of stock options granted but not yet vested as of December 27, 2008 was approximately $27, which will be recognized over a weighted average period of approximately one year.
Plan activity with respect to stock options for the first half of fiscal 2009 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 28, 2008	212,600	238,200	$5.23
Granted	—	—	—
Exercised	(15,700)	—	3.89
Expired/Cancelled	—	—	—

Outstanding at December 27, 2008	196,900	238,200	$5.20

Options exercisable at December 27, 2008	193,900	204,900

The following is a summary of the status of the Company’s RSUs as of December 27, 2008 and activity during the first half of fiscal 2009:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at June 28, 2008	190,900	$7.94
Granted	139,800	$6.48
Vested	(29,200)	$8.23
Forfeited/Cancelled	(4,700)	$8.49

Nonvested at December 27, 2008	296,800	$7.36

Total compensation cost of RSUs granted, but not yet vested, as of December 27, 2008 was approximately $1,738. This amount is expected to be recognized over a weighted average period between two to three years.
The aggregate intrinsic value, as defined in SFAS 123R, of stock options exercised and RSUs vested during the first half of fiscal 2009 and the first half of fiscal 2008 was $274 and $370, respectively.
4. Income Taxes
Income tax expense for the first half of fiscal 2009 and the first half of fiscal 2008 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as a result of the following:

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2009 and the Second Quarter and First Half of Fiscal 2008
(dollar amounts in thousands, except per share data)

	Second Quarter	Second Quarter	First Half	First Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Computed “expected” tax expense	$3,299	$2,215	$3,883	$4,224
State income tax expense, net of federal income tax	314	199	369	379
Other, net	40	20	13	(27)

Total expense	$3,653	$2,434	$4,265	$4,576

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments to the Company’s reserve for uncertain tax positions at implementation or during fiscal 2008. During the first half of fiscal 2009, there were no significant changes in any FIN 48 related evaluations, and there were no reserves for uncertain tax positions existing at the end of the second quarter of fiscal 2009.
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
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Second Quarter	Second Quarter	First Half	First Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Numerator:
Net earnings	$6,050	$4,082	$7,155	$7,848

Denominator:
Weighted average common shares outstanding	10,609	10,426	10,602	10,411
Effect of potentially dilutive securities: stock options and RSUs	103	214	115	253

Weighted average common shares outstanding, assuming dilution	10,712	10,640	10,717	10,664

Basic net earnings per common share	$0.57	$0.39	$0.67	$0.75

Diluted net earnings per common share	$0.56	$0.38	$0.67	$0.74

The Company excluded stock options to purchase approximately 162 thousand and 131 thousand common shares from the calculation of diluted net earnings per share for the second quarter of fiscal 2009 and second quarter of fiscal 2008, respectively, due to the anti-dilutive nature of these stock options measured using the average market prices of the underlying common shares during those quarterly periods. The Company excluded stock options to purchase approximately 162 thousand and 74 thousand common shares from the calculation of diluted net earnings per common share for the first half of fiscal 2009 and first half of fiscal 2008, respectively, due to the anti-dilutive nature of these stock options, measured using the average market prices of the underlying common shares during those six-month periods.
6. Inventories
Inventory by category consisted of the following:

	December 27, 2008	June 28, 2008
Raw materials	$289	$72
Finished goods	14,641	10,770

Total inventory	$14,931	$10,842

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2009 and the Second Quarter and First Half of Fiscal 2008
(dollar amounts in thousands, except per share data)
Inventory write-downs, recognized as a part of cost of sales, were $253 and $211 for the second quarter of fiscal 2009 and second quarter of fiscal 2008, respectively, and $350 and $450 for the first half of fiscal 2009 and first half of fiscal 2008, respectively.
7. Employee Retirement Plans
In making required annual pension computations, the Company used a measurement date of March 31, effective with the 2006 transition period and continuing through fiscal 2008. Effective with the first quarter of fiscal 2009, the Company has changed the measurement date from March 31 to a date commensurate with its fiscal year-end date. The breakdown of the incremental effect of making this required change under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” is outlined in the following table and shows the affected elements of the Consolidated Balance Sheet at December 27, 2008:

	Before	Effect of	After
	application of	applying	application of
	SFAS No. 158	SFAS No. 158	SFAS No. 158
Assets:
Deferred tax assets-noncurrent	$5,960	$24	$5,984

Liabilities and shareholders’ equity:
Accrued retirement cost and other	$11,491	$65	$11,556
Accumulated other comprehensive loss	(5,352)	45	(5,307)
Retained earnings	32,225	(86)	32,139

Total liabilities and shareholders’ equity affected	$38,364	$24	$38,388

The Company expects to make total payments of $1,362 in fiscal 2009 to the funded, qualified associates’ retirement plan and meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the first half of fiscal 2009, actual payments of approximately $343 were made into the funded, qualified associates’ retirement plan and actual payments of approximately $349 were made to the current participants in the unfunded, nonqualified supplemental retirement plans.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Second Quarter	Second Quarter	First Half	First Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Service cost	$11	$11	$22	$22
Interest cost	605	573	1,210	1,146
Expected return on plan assets	(551)	(539)	(1,102)	(1,078)
Net amortization	71	106	142	213

Total pension expense	$136	$151	$272	$303

8. Comprehensive Income
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings, pension related adjustments and foreign currency translation adjustments as follows:

	Second Quarter	Second Quarter	First Half	First Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Net earnings	$6,050	$4,082	$7,155	$7,848
Pension related adjustments	—	—	—	(124)
Foreign currency translation adjustments	—	—	—	(365)

Total comprehensive income	$6,050	$4,082	$7,155	$7,359

Accumulated other comprehensive loss as of December 27, 2008 and June 28, 2008 was $5,307 and $5,352, respectively, and relates to the Company’s qualified associates’ retirement plan and nonqualified supplemental retirement plan.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2009 and the Second Quarter and First Half of Fiscal 2008
(dollar amounts in thousands, except per share data)
9. Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,500, which is included in other assets in the accompanying Consolidated Balance Sheets. Effective in March 2004 and continuing through the end of the second quarter of fiscal 2009, the Company has borrowed against the cash surrender value of these policies. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third-party.
The Company and the mother of the chairman entered into an agreement in August 2005 whereby she transferred all of her product designs and patent rights to the Company and released all unpaid claims that would have accrued under a previous agreement. Since the death of the chairman’s mother in February 3007 and through March 24, 2008, the Company made the quarterly payments with respect to the agreement to the successor trust of which the chairman is the trustee and beneficiary. On March 24, 2008, the chairman assigned the remaining payment rights under the agreement to a fund established with a philanthropic organization. As of December 27, 2008, the Company reported $90 of the then remaining liability under this agreement as current installments of long-term debt and the remaining $140 as long-term debt.
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
In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements.” This standard became effective for financial assets and liabilities, as well as any assets carried at fair value, for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. This standard becomes effective for nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company’s fiscal year beginning on June 29, 2008, except as noted below. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. In February 3008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP 157-2, “Effective Date of FASB Statement No. 157” and in October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-1 amends SFAS No. 157 to exclude its application to SFAS No. 13, “Accounting for Leases” or any related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 delays by one year, the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. FSP 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The application of the provisions of SFAS No. 157, and the subsequent related FASB Staff Positions, will not have an effect on the Company’s financial position or its results of operations since they only relate to disclosures about fair value measurements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2009 and the Second Quarter and First Half of Fiscal 2008
(dollar amounts in thousands, except per share data)
In December 2007, the FASB released SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.151.” These standards become effective for fiscal years beginning on or after December 15, 2008, and they provide guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards become effective for the Company’s fiscal year beginning on June 28, 2009. SFAS No. 141 (revised 2007) will be applied on a prospective basis while SFAS No. 160 will be applied retroactively; neither standard will have an effect on the Company’s historical financial position or its results of operations.
In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 is an amendment to SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP becomes effective for fiscal years ending after December 15, 2009 and is not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this FSP is permitted. Since the FSP deals only with disclosure guidance, the application of the provisions of FSP 132(R)-1 will not have an effect on the Company’s financial position or its results of operations.

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
Results of Operations
As stated under the caption “Looking Ahead to Fiscal 2009 and Beyond” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K, we expected significant shifts in our quarterly revenue patterns for fiscal 2009. During the second quarter of fiscal 2009, net sales were $48.9 million, representing a $10.3 million or 26.7% increase over the comparable quarter in fiscal 2008. The quarter-on-quarter increase in net sales was primarily due to the shift in timing of shipments of $7.8 million from the first quarter to the second quarter of fiscal 2009 to certain customers in the mass merchandising and chain store channels, an increase in shipments of $3.0 million to warehouse club customers, offset in part by a decrease in net shipments of $500 thousand to all other customers. The shift in the timing of shipments to certain customers in the mass merchandising and chain store channels from the first to the second quarter reflects our customers’ initiatives to limit their days of on-hand inventory as a result of recent market events affecting the global economic environment. The increase in shipments in the warehouse club channel for the period reflects the continued success of our products sold through that channel. The decrease in shipments to other customers includes primarily the net impact of a reduction in shipments to a customer that went bankrupt early in the second quarter.
For the first half of fiscal 2009, net sales were $74.5 million, representing a $3.8 million or 5.4% increase over the comparable period in fiscal 2008. The increase in net sales for this period reflects primarily the effect of an increase in shipments of $4.6 million to warehouse club customers and an increase of $1 million in shipments to catalog /internet channel customers, offset in part by an aggregate decrease in shipments of $1.8 million to mass merchandising, off-price and other channel customers. The increase in shipments to warehouse club customers reflects the continued success of our products sold through that channel. Increased shipments to customers in the catalog/internet channel reflect our expanded efforts to service this channel with our brandline initiatives. The decrease in shipments to customers in the mass merchandising, off-price and other channels primarily reflects the impact of tighter customer inventory control in a very challenging economic environment.
Gross profit for the second quarter of fiscal 2009 was $19.3 million or 39.5% of net sales, compared to $15.7 million or 40.8% of net sales for the comparable period in fiscal 2008. The quarterly increase of $3.6 million reflects the impact of the increase in volume as described above. The quarter-on-quarter reduction of 1.3 percentage points in gross profit as a percent of net sales reflects primarily the effect of reduced profitability in the department store channel due to increased product cost which resulted from increases in the price of oil prevailing at the time orders were placed with our suppliers and the strengthening of the Chinese Yuan against the U.S. Dollar. Although our purchases of finished goods from third-party manufacturers are contracted in U.S. Dollars, the strengthening of the Chinese Yuan as well as the price of oil influenced vendor pricing when our orders for our fall goods were placed. We were not able to fully recover these increased costs in our sales to our customers.
Gross profit for the first half of fiscal 2009 was $29.4 million or 39.5% of net sales, compared to $29.8 million or 42.2% of net sales for the first half of fiscal 2008. The reduction of $0.4 million in gross profit and 2.7 percentage points in gross profit as a percent of net sales, respectively, reflects primarily the effect of reduced profitability in sales to department store customers due to product cost increases from third-party manufacturers as noted above.
Selling, general and administrative (“SG&A”) expenses increased by $328 thousand and $651 thousand for the second quarter and first half of fiscal 2009, respectively, over the comparable reporting periods in fiscal 2008. As a percent of net sales, SG&A expenses were 19.8% in the second quarter of fiscal 2009 and 24.2% in the second quarter of fiscal 2008. SG&A expenses were 24.5% and 24.9% as a percent of net sales in the first half of fiscal 2009 and the comparable period in fiscal 2008, respectively.
The quarter-on-quarter net increase of $328 thousand in SG&A expenses resulted from an increase of $336 thousand in customer bad debt expense, $213 thousand in consulting expense, $171 thousand in payroll related expense and an aggregate net increase of $158 thousand in expenses from a wide range of other areas during the period, partially offset by a reduction of $550 thousand in print and related advertising expense. The bad debt expense recognized in the second quarter of fiscal 2009 was primarily due to certain customer bankruptcy and liquidation actions which occurred during the period. The increase in consulting and payroll expenses primarily reflects the Company’s continuing initiatives in marketing and market research, public relations and other programs in support of our brand portfolio. The reduction in print and related advertising expense reflects higher advertising expenses which had been incurred in fiscal 2008 associated with the initial launch of new brandline initiatives and were not repeated in fiscal 2009.
The increase in SG&A expenses of $651 thousand for the first half of fiscal 2009 included an increase of $397 thousand in customer bad debt expense, $467 thousand in consulting expense, $467 thousand in payroll related expense, and an aggregate net increase of $246 thousand in expenses from a wide range of other areas during the period, partially offset by a reduction of $926 thousand in print and related advertising expense. The respective changes in expense areas for the first six months of fiscal 2009 as compared to the same period in fiscal 2008 were due to the same factors as noted above for the second quarter periods.
During the second quarter and first half of fiscal 2009, we recorded net interest income of $72 thousand and $217 thousand, compared to net interest income of $79 thousand and $178 thousand for the same reporting periods in fiscal 2008. The increase in net interest income was primarily due to an increase in the average levels of funds invested during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.
During the second quarter of fiscal 2009 and the second quarter of fiscal 2008, we reported income tax expense of $3.7 million and $2.4 million, respectively, based primarily on earnings during those periods. The tax rates for the second quarter of fiscal 2009 and second quarter of fiscal 2008 were 37.6% and 37.4%, respectively. During the first half of fiscal 2009 and first half of fiscal 2008, we reported income tax expense of $4.3 million and $4.6 million, respectively, based primarily on earnings achieved during those periods. The tax rates for the first half of fiscal 2009 and the first half of fiscal 2008 were 37.3% and 36.8%, respectively. The difference between the income tax rates for the second quarter and first half of fiscal 2009 and the income tax rates for the second quarter and first half of fiscal 2008 was due primarily to the impact of other tax adjustments as compared to the pre-tax income reported for those periods. For fiscal 2009, the Company expects to have an effective tax rate of 37.6%. The Company continues to utilize federal and state net operating loss tax carryforwards to substantially offset its estimated current year income tax obligations.
Based on the results of operations noted above, we reported net earnings of approximately $6.1 million or $0.56 per diluted common share for the second quarter of fiscal 2009 and approximately $4.1 million or $0.38 per diluted common share for the second quarter of fiscal 2008. We reported net earnings of approximately $7.2 million or $0.67 per diluted common share for the first half of fiscal 2009 and approximately $7.8 million or $0.74 per diluted common share for the first half of fiscal 2008.
Seasonality
Although our various product lines are sold on a year round basis, the demands for specific products or styles are highly seasonal. For example, the demand for gift-oriented slipper product is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary and shift, results for any particular quarter may not be indicative of results for the full year.
Looking ahead to the remainder of fiscal 2009 and beyond
Entering the second half of fiscal 2009, we remain very confident about our ability to once again produce top quartile results as measured against our peers in revenue growth, inventory productivity, expense management and earnings. We cannot, however, ignore the potential influence of the rapidly evolving economic environment on our business and on our ability to provide specific, meaningful guidance. Cautious retailers in all classes of trade are delaying and reducing orders across all categories in an effort to limit their on-hand inventory and exposure. The continuing loss of retail floor space due to downsizings, bankruptcies and liquidations is being felt by all suppliers, including R.G. Barry. Economic pressures continue to cast a long shadow over every link in the global supply chain making what is reality today unrealistic tomorrow. We are confident that despite these uncertainties we can continue to achieve the high levels of performance necessary to consistently be among our category’s top performers. Our business continues to be highly seasonal and dependent on the holiday selling season and there is significant inherent risk and potential cyclicality in our business. See the discussion under the caption “Item 1A. Risk Factors” in Part I of our 2008 Form 10-K.

Another aspect of looking ahead for the remainder of fiscal 2009 includes our assessment of the trend with regard to gross profit as a percentage of net sales. With the recent decline in the price of oil and overall impact of the global recessionary economic environment, these factors may lead to a partial reversal of vendor price increases reported during the first half of fiscal 2009. Because of the promotional retail environment we are currently operating in and the significant fall seasonality of our business, we do not expect to see any favorable effect from potential vendor price reductions on our annual gross profit as a percentage of net sales for fiscal 2009.
Liquidity and Capital Resources
Our only source of revenue and our primary source of cash flow come from our operating activities. When cash inflows are less than cash outflows, we also have access to funds under our Bank Facility, as described further below in this section, subject to its terms. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations and borrowings under our current or additional credit facilities.
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
Cash and cash equivalents on hand were approximately $5.2 million at December 27, 2008 compared to $23.1 million at December 29, 2007 and $14.2 million at June 28, 2008. Short-term investments were approximately $22.7 million at December 27, 2008, $1.1 million at December 29, 2007 and $11.9 million at June 28, 2008. At the end of the second quarter of fiscal 2009, we carried a portfolio of $22.7 million in short-term investments, consisting of $8.2 million of marketable investment securities and $14.5 million of other short-term investments. The marketable investment securities are classified as available-for-sale securities and can be liquidated into cash within seven days at the option of the Company via tender of the securities to the third-party financial institution serving as remarketing agent and/or guarantor for the debt securities. These securities are guaranteed as to both principal and accumulated interest through a letter of credit provided by the third-party financial institution. The marketable investment securities are carried at cost, which approximates fair value based on SFAS No. 157 level two input assumptions used in our valuation methodology. The other short-term investments are classified as hold-to-maturity securities and include a corporate bond, commercial paper investments and bank certificates of deposit. These other short-term investments have individual maturity dates ranging from January 2009 to June 2009.
Operating Activities
During the first six months of fiscal 2009 and the comparable period of fiscal 2008, our profitable operations provided cash of approximately $2.8 million and $6.8 million, respectively. The operating cash inflows during these periods primarily reflected the impact of timing differences in our shipments in each of those periods. During all of fiscal 2008 and the first half of fiscal 2009, we funded our operations entirely by using our cash flow from operations.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 6.7:1 at December 27, 2008, 4.7:1 at December 29, 2007 and 5.7:1 at June 28, 2008. The increase in this ratio from June 28, 2008 to December 27, 2008 primarily reflects the impact of our cumulative profitability over the first half of fiscal 2009.
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
Changes in the primary components of our working capital accounts for the first half of fiscal 2009 and first half of fiscal 2008, respectively, were as follows:
▪	Net accounts receivable increased by $4.4 million in fiscal 2009 and $3.4 million in fiscal 2008. The increases in net accounts receivable during these reporting periods reflect the timing of shipments of finished goods inventory to our customers, which was consistent with the seasonality of our business.
▪	Net inventories increased by $4.1 million during the first half of fiscal 2009, due to the timing of purchases of finished goods inventory from third-party manufacturers and shipments of products primarily to our mass merchandising customers during this period as compared to the first half of fiscal 2008. Net inventories decreased by $211 thousand during the first half of fiscal 2008.

▪	Accounts payable increased by $495 thousand during the first half of fiscal 2009 and decreased by $768 thousand during the first half of fiscal 2008. These changes were due primarily to the timing of purchases and payment for finished goods inventory, which were in line with the seasonality of our business.
▪	Accrued expenses decreased during the first half of fiscal 2009 and the first half of fiscal 2008 by $1.2 million and $1.4 million, respectively. The decreases in accrued expenses were due primarily to payment during the respective periods of our incentive bonus, which had been accrued at each of the preceding fiscal year ends.
Investing Activities
During the first half of fiscal 2009, our investing activities used $11.8 million in cash, which included the purchase of $10.8 million in short-term investments and $1.0 million in capital expenditures. During the first half of fiscal 2008, investing activities used $2.0 million in cash. Our investing activities during this period included $1.1 million in purchases of short-term investments and $1.0 million in capital expenditures, offset by the net change in cash of $66 thousand resulting from the disposition of our former Fargeot subsidiary.
Financing activities
During the first half of fiscal 2009, financing activities provided $15 thousand in cash. This financing cash inflow included proceeds related to stock options exercised by employees and restricted stock units which vested during the period, offset in part by a reduction in our outstanding debt obligations. During the first half of fiscal 2008, financing activities provided $168 thousand in cash. This financing cash inflow resulted primarily from $207 thousand of cash provided from the exercise of stock options by our employees and non-employee directors of R.G. Barry Corporation, offset by $39 thousand used to reduce our outstanding debt obligations.
2009 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Bank Facility, as described below, will be adequate to fund our operations and capital expenditures through the remainder of fiscal 2009.
As a result of the recent market downturn, the value of the assets of our qualified associates’ retirement plan declined significantly over the first half of fiscal 2009. While this market downturn has no impact on fiscal 2009 reported pension expense or our fiscal 2009 cash contributions required for the qualified associates’ retirement plan, continued lower market valuation of the assets of that plan will result in an increase in both reported pension expense and required cash contributions in future fiscal years. We do not expect this market downturn to have a material effect on either our fiscal 2009 net earnings or our liquidity during fiscal 2009.
Bank Facility
Our Company is party to an unsecured credit facility (the “Bank Facility”) with The Huntington National Bank (“Huntington”). The Bank Facility replaced the former borrowing facility with The CIT Group/Commercial Services, Inc. (“CIT”). Under the terms of the Bank Facility, Huntington is obligated to advance us funds for a period of three years in the following amounts:
Year 1 — $20 million from July 1, 2007 to December 31, 2007; $5 million from January 1, 2008 to June 30, 2008;
Year 2 — $16 million from July 1, 2008 to December 31, 2008; $5 million from January 1, 2009 to June 30, 2009; and
Year 3 — $12 million from July 1, 2009 to December 31, 2009; $5 million from January 1, 2010 to March 31, 2010
The termination and maturity date of the Bank Facility is March 31, 2010, but it may be extended for one-year periods upon the agreement of the Company and Huntington. Under the terms of the Bank Facility, we are required to satisfy certain financial covenants. As of December 27, 2008, we were in compliance with these financial covenants. During the second quarter and first half of fiscal 2009, we incurred unused line of credit fees of approximately $9 thousand and $18 thousand, respectively. As of December 27, 2008, we made no borrowings under the Bank Facility and had no borrowings outstanding and had $15.5 million available under the Bank Facility, which was net of $500 thousand in existing letters of credit arrangements.

Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of December 27, 2008, we reported approximately $90 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement originally entered into with the mother of our chairman as disclosed in Note 9 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. At the end of the second quarter of fiscal 2009, we reported approximately $140 thousand as consolidated long-term debt, all of which was related to the obligation under this agreement.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2008, other than routine payments. For more detail on contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources — Other Matters Impacting Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2008 Form 10-K.
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
In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the second quarter and first half of fiscal 2009, we recorded favorable adjustments of $313 thousand and $299 thousand, respectively, related to our customer incentive reserves of $1.9 million established at June 28, 2008. These favorable adjustments were associated with various customers primarily in the department store channel and resulted from sell-through rates that were better than anticipated in our fiscal 2008 year-end estimates.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which are subjective and require certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation.

During the second quarter and the first half of fiscal 2009, there were no significant write-downs recorded to inventory.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carryforward position, and our projections of future profits. In addition, we make ongoing assessments of income tax exposures that may arise at the federal, state or local tax levels. As a result of these evaluations, any exposure deemed more likely than not will be quantified and accrued as tax expense during the period and reported in a reserve for uncertain tax positions. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us.

We had no tax reserve for uncertain tax positions at the end of the second quarter of fiscal 2009, the end of the second quarter of fiscal 2008, or the end of fiscal 2008 at either the state or federal tax levels.

d)	We establish assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, change in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year end, and we monitor these assumptions over the course of the fiscal year.

e)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Notes 1 (a) through (u) of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of our 2008 Form 10-K.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
See “Note 11. Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During all of fiscal 2008 and the first half of fiscal 2009, substantially all of our sales and all purchases were denominated in U.S. Dollars. Accordingly, the Company did not have any foreign currency risk at the end of the second quarter of fiscal 2009.

Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates primarily to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At December 27, 2008, we had no borrowings outstanding under the Bank Facility. Based on our projected future funding needs for the remainder of fiscal 2009, we do not expect any significant borrowings under our Bank Facility to fund our operations. We typically do not hedge our exposure to floating interest rates.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended December 27, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
No response required.
Item 1A. Risk Factors
Please see the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 at the front of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of Part I of our 2008 Form 10-K for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in “Item 1A.Risk Factors” of Part I of our 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) and (b) Not applicable
     (c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended December 27, 2008. The Company does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
     (a), (b) Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     (a), (b), (c) and (d) Not Applicable
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits at page 22.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: February 3, 2009	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President - Finance, Chief Financial Officer and Secretary (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	2009 R.G. Barry Corporation Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2008 (File No. 001-8769).

10.2	R.G. Barry Corporation Amended and Restated 2005 Supplemental Retirement Plan (amended and restated on December 18, 2008)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 23, 2008 and filed December 24, 2008 (File No. 001-8769).

10.3	R.G. Barry Corporation 2008 Restoration Plan (adopted on December 18, 2008)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 23, 2008 and filed December 24, 2008 (File No. 001-8769).

10.4	R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan (amended and restated effective as of October 28, 2008)	Filed herewith

10.5	R.G. Barry Corporation Amended and Restated Deferral Plan (effective as of October 28, 2008)	Filed herewith

10.6	R.G. Barry Corporation 2005 Long-Term Incentive Plan form of Performance-Based Restricted Stock Unit Award Agreement for Employees used to evidence grants of restricted stock units made on September 11, 2008 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Filed herewith

10.7	Amended and Restated Executive Employment Agreement dated as of December 31, 2008 between R.G. Barry Corporation and Greg A. Tunney	Filed herewith

10.8	Amended and Restated Executive Employment Agreement made to be effective as of December 30, 2008 between R.G. Barry Corporation and Daniel D. Viren	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith