Form 10-Q
period 2009-03-28
BARRY R G CORP /OH/
filed 2009-05-05
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1 Par Value, Outstanding as of April 28, 2009 — 10,587,586
Index to Exhibits at page 22

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Third Quarter of Fiscal 2009
(Quarterly Period Ended March 28, 2009)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks could include, but are not limited to, things such as: our continuing ability to source products from third parties located outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the highly seasonal nature of our business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; and our investment of excess cash in certificates of deposit and other non-auction rate marketable securities. You should read this Quarterly Report on Form 10-Q carefully, because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (the “2008 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2008 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the Securities and Exchange Commission should also be considered.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2009	52 weeks ending June 27, 2009
Fiscal 2008	52 weeks ended June 28, 2008

2006 transition period	26 weeks ending July 1, 2006

Nine months of fiscal 2009	39 weeks ended March 28, 2009
Nine months of fiscal 2008	39 weeks ended March 29, 2008

Third quarter of fiscal 2009	13 weeks ended March 28, 2009
Third quarter of fiscal 2008	13 weeks ended March 29, 2008

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 28, 2009	June 28, 2008
ASSETS
Cash and cash equivalents	$12,345	$14,210
Short-term investments	22,753	11,870
Accounts receivable (less allowances of $3,897 and $1,885, respectively)	12,026	12,653
Inventory	11,494	10,842
Deferred tax assets — current	603	4,344
Prepaid expenses	765	1,557

Total current assets	59,986	55,476

Property, plant and equipment, at cost	11,203	10,059
Less accumulated depreciation and amortization	7,300	6,910

Net property, plant and equipment	3,903	3,149

Deferred tax assets — noncurrent	5,994	6,111
Other assets	3,065	3,207

Total assets	$72,948	$67,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$2,200	$2,200
Current installments of long-term debt	90	84
Accounts payable	3,056	4,164
Accrued expenses	2,245	3,303

Total current liabilities	7,591	9,751

Long-term debt, excluding current installments	119	187
Accrued retirement costs and other	11,314	11,976

Total liabilities	19,024	21,914

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,587 and 10,548 shares, respectively (excluding treasury shares of 1,014 and 1,005, respectively)	10,587	10,548
Additional capital in excess of par value	16,382	15,763
Accumulated other comprehensive loss	(5,307)	(5,352)
Retained earnings	32,262	25,070

Total shareholders’ equity	53,924	46,029

Total liabilities and shareholders’ equity	$72,948	$67,943

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Third Quarter		Nine Months
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Net sales	$21,130	$20,236	$95,612	$90,921
Cost of sales	14,044	12,248	59,082	53,132

Gross profit	7,086	7,988	36,530	37,789
Selling, general and administrative expenses	7,127	7,067	25,383	24,672

Operating profit (loss)	(41)	921	11,147	13,117
Other income	—	—	15	50
Interest income, net	226	242	443	420

Earnings, before income taxes	185	1,163	11,605	13,587
Income tax expense (benefit)	62	(45)	4,327	4,531

Net earnings	$123	$1,208	$7,278	$9,056

Net earnings per common share
Basic	$0.01	$0.12	$0.69	$0.87

Diluted	$0.01	$0.11	$0.68	$0.85

Average number of common shares outstanding
Basic	10,622	10,484	10,609	10,435

Diluted	10,738	10,663	10,727	10,669

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Fiscal 2009	Fiscal 2008
Operating activities:
Net earnings	$7,278	$9,056
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	536	442
Deferred income tax expense	3,883	4,309
Stock-based compensation expense	664	510
Loss on disposal of property, plant and equipment, net	—	24
Changes in:
Accounts receivable	627	(695)
Inventory	(652)	579
Prepaid expenses and other	934	(10)
Accounts payable	(1,116)	(2,021)
Accrued expenses	(727)	(1,121)
Accrued retirement costs and other, net	(1,126)	(699)

Net cash provided by operating activities	10,301	10,374

Investing activities:
Purchases of short-term investments	(10,883)	(15,000)
Purchases of property, plant and equipment, net	(1,284)	(1,251)
Proceeds from sale of subsidiary, net	—	72

Net cash used in investing activities	(12,167)	(16,179)

Financing activities:
Repayment of short-term and long-term debt	(63)	(58)
Proceeds from common shares issued, net	64	659

Net cash provided by financing activities	1	601

Net decrease in cash and cash equivalents	(1,865)	(5,204)
Cash and cash equivalents at the beginning of the period	14,210	18,207

Cash and cash equivalents at the end of the period	$12,345	$13,003

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2009 and the Third Quarter and Nine Months of Fiscal 2008
(dollar amounts in thousands, except per share data)
1. Basis of Presentation
R.G. Barry Corporation, an Ohio corporation (the “Company”), is engaged, with its subsidiaries, in designing, purchasing, marketing and distributing accessory footwear products. The Company defines accessory footwear as a single segment business with a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. The Company’s products are sold predominantly in North America through department stores, chain stores, warehouse clubs and mass merchandising channels of distribution.
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
The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the third quarter and the nine months of fiscal 2009 are not necessarily indicative of the annual results that may be expected for fiscal 2009. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 — Financial Statements and Supplementary Data” of Part II of the 2008 Form 10-K.
2. Short-Term Investments and Fair Value
At March 28, 2009, as part of its cash management and investment program, the Company maintained a portfolio of $22,753 in short-term investments, consisting of $12,127 in marketable investment securities consisting of variable rate demand notes and $10,626 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value based on level two assumptions as described below and used in the Company’s valuation methodology. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds, commercial paper investments and bank certificates of deposit, which have individual maturity dates ranging from April to December 2009.
Effective June 29, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial assets and liabilities after June 28, 2008, and will be effective for non financial assets and liabilities after June 27, 2009. Adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. Adopting SFAS No. 157 for non financial assets and liabilities is not expected to impact the Company’s consolidated financial statements since this accounting standard only affects disclosure requirements.
SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. This three-tier hierarchy includes Level 1 (quoted prices in active markets for identical assets or liabilities), Level 2 (significant other inputs that are observable for the asset or liability, either directly or indirectly) and Level 3 (significant unobservable inputs for the asset or liability). The Company measured any short-term investments classified as available-for-sale securities at fair value. The Company classified these available-for-sale securities as subject to level two input assets for purposes of fair value determination per SFAS No. 157 as determination of their fair value is based on utilizing market observable inputs and credit risk.
3. Stock-Based Compensation
SFAS No. 123,”Share-Based Payment” (revised 2004) (“SFAS No. 123R”) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The 2005 Long-Term Incentive Plan (the “2005 Plan”), which was recently amended and restated by the Company to incorporate certain changes required by Section 409 of the Internal Revenue Code of 1986, as amended (the “Amended 2005 Plan”), is the only equity-based compensation plan under which future

R G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2009 and the Third Quarter and Nine Months of Fiscal 2008
(dollar amounts in thousands, except per share data)
awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the approval of the 2005 Plan.
The Amended 2005 Plan provides for the granting of nonqualified stock options (“NQs”), incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code of 1986, as amended, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock grants, stock units and cash awards, each as defined in the Amended 2005 Plan. Grants of restricted stock, RSUs, stock units and cash awards may also be performance-based awards, as defined in the Amended 2005 Plan.
Under the provisions of SFAS No. 123R, the Company recorded, as part of selling, general and administrative expenses, $233 and $184 of stock-based compensation expense for the third quarter of fiscal 2009 and third quarter of fiscal 2008, respectively. The Company recognized stock-based compensation expense of $664 and $510 for the nine months of fiscal 2009 and the nine months of fiscal 2008, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards. The Company did not grant any stock options during the nine months of fiscal 2009 or the nine months of fiscal 2008. The Company granted 10,000 RSUs and 149,800 RSUs to certain members of management during the third quarter of fiscal 2009 and nine months of fiscal 2009, respectively.
Total compensation cost of stock options granted but not yet vested as of March 28, 2009, was approximately $12, which will be recognized over a weighted-average period of approximately one to two years.
Plan activity with respect to stock options for the nine months of fiscal 2009 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 28, 2008	212,600	238,200	$5.23
Granted	—	—	—
Exercised	(18,200)	—	3.78
Expired/Cancelled	—	—	—

Outstanding at March 28, 2009	194,400	238,200	$5.19

Options exercisable at March 28, 2009	191,400	238,200

The following is a summary of the status of the Company’s RSUs as of March 28, 2009 and activity during the nine months of fiscal 2009:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at June 28, 2008	190,900	$7.94
Granted	149,800	$6.42
Vested	(29,200)	$8.23
Forfeited/Cancelled	(4,700)	$8.49

Nonvested at March 28, 2009	306,800	$7.30

Total compensation cost of RSUs granted, but not yet vested, as of March 28, 2009 was approximately $1,588. This amount is expected to be recognized over a weighted-average period of approximately two to three years.
The aggregate intrinsic value, as defined in SFAS No. 123R, of stock options exercised and RSUs vested during the nine months of fiscal 2009 and the nine months of fiscal 2008 was $285 and $783, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2009 and the Third Quarter and Nine Months of Fiscal 2008
(dollar amounts in thousands, except per share data)
4. Income Taxes
Income tax expense for the nine months of fiscal 2009 and the nine months of fiscal 2008 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as a result of the following:

	Third Quarter	Third Quarter	Nine Months	Nine Months
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Computed “expected” tax expense	$63	$432	$3,946	$4,656
State income tax expense, net of federal income tax	6	78	375	457
Deferred tax benefit true-up adjustment	—	(524)	—	(524)
Other, net	(7)	(31)	6	(58)

Total expense	$62	$(45)	$4,327	$4,531

For the third quarter and nine-month periods ended March 29, 2008, the Company recorded an out-of-period deferred tax benefit adjustment related to prior period asset dispositions associated with the closure of the Company’s distribution operations in Mexico. This adjustment resulted in lower income tax expense recognized in the results reported in the third quarter and nine months of fiscal 2008.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments to the Company’s reserve for uncertain tax positions at implementation or during fiscal 2008. During the nine months of fiscal 2009, there were no changes in any FIN 48 related evaluations, and there were no reserves for uncertain tax positions existing at the end of the third quarter of fiscal 2009.
5. Net Earnings Per Common Share
Basic net earnings per common share is computed based on the weighted-average number of common shares outstanding during each reporting period. Diluted net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and RSUs.
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Third Quarter	Third Quarter	Nine Months	Nine Months
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Numerator:
Net earnings	$123	$1,208	$7,278	$9,056

Denominator:
Weighted-average common shares outstanding	10,622	10,484	10,609	10,435
Effect of potentially dilutive securities: stock options and RSUs	116	179	118	234

Weighted-average common shares outstanding, assuming dilution	10,738	10,663	10,727	10,669

Basic net earnings per common share	$0.01	$0.12	$0.69	$0.87

Diluted net earnings per common share	$0.01	$0.11	$0.68	$0.85

The Company excluded stock options to purchase approximately 162 thousand and 131 thousand common shares from the calculations of diluted net earnings per common share for the third quarter of fiscal 2009 and third quarter of fiscal 2008, respectively, due to the anti-dilutive nature of these stock options measured using the average market prices of the underlying common shares during those quarterly periods. The Company excluded stock options to purchase approximately 162 thousand and 74 thousand common shares from the calculation of diluted net earnings per common share for the nine months of fiscal 2009 and nine months of

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2009 and the Third Quarter and Nine Months of Fiscal 2008
(dollar amounts in thousands, except per share data)
fiscal 2008, respectively, due to the anti-dilutive nature of these stock options, measured using the average market prices of the underlying common shares during those nine-month periods.
6. Inventories
Inventory by category consisted of the following:

	March 28, 2009	June 28, 2008
Raw materials	$156	$72
Finished goods	11,338	10,770

Total inventory	$11,494	$10,842

Inventory write-downs, recognized as a part of cost of sales, were $222 and $237 for the third quarter of fiscal 2009 and third quarter of fiscal 2008, respectively, and $571 and $688 for the nine months of fiscal 2009 and nine months of fiscal 2008, respectively.
7. Employee Retirement Plans
In making required annual pension computations, the Company used a measurement date of March 31, effective with the 2006 transition period and continuing through fiscal 2008. Effective with the first quarter of fiscal 2009, the Company has changed the measurement date from March 31 to a date commensurate with its fiscal year-end date. The breakdown of the incremental effect of making this required change under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” is outlined in the following table and shows the affected elements of the Consolidated Balance Sheet at March 28, 2009:

	Before	Effect of	After
	application of	applying	application of
	SFAS No. 158	SFAS No. 158	SFAS No. 158
Assets:
Deferred tax assets-noncurrent	$5,970	$24	$5,994

Liabilities and shareholders’ equity:
Accrued retirement cost and other	$11,249	$65	$11,314
Accumulated other comprehensive loss	(5,352)	45	(5,307)
Retained earnings	32,348	(86)	32,262

Total liabilities and shareholders’ equity affected	$38,245	$24	$38,269

The Company expects to make total payments of $1,358 in fiscal 2009 to the funded, qualified associates’ retirement plan and meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the nine months of fiscal 2009, actual payments of approximately $415 were made into the funded, qualified associates’ retirement plan and actual payments of approximately $646 were made to the current participants in the unfunded, nonqualified supplemental retirement plans.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Third Quarter	Third Quarter	Nine Months	Nine Months
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Service cost	$12	$11	$34	$33
Interest cost	606	573	1,816	1,719
Expected return on plan assets	(551)	(539)	(1,653)	(1,617)
Net amortization	71	106	213	319

Total pension expense	$138	$151	$410	$454

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2009 and the Third Quarter and Nine Months of Fiscal 2008
(dollar amounts in thousands, except per share data)
8. Comprehensive Income
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings, pension related adjustments and foreign currency translation adjustments as follows:

	Third Quarter	Third Quarter	Nine Months	Nine Months
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Net earnings	$123	$1,208	$7,278	$9,056
Pension related adjustments	—	—	(40)	(124)
Foreign currency translation adjustments	—	—	—	(365)

Total comprehensive income	$123	$1,208	$7,238	$8,567

Accumulated other comprehensive loss as of March 28, 2009 and June 28, 2008 was $5,307 and $5,352, respectively, and relates to the Company’s qualified associates’ retirement plan and nonqualified supplemental retirement plan.
9. Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,500, which is included in other assets in the accompanying Consolidated Balance Sheets. Effective in March 2004 and continuing through the end of the third quarter of fiscal 2009, the Company has borrowed against the cash surrender value of these policies. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.
The Company and the mother of the chairman entered into an agreement in August 2005 whereby she transferred all of her product designs and patent rights to the Company and released all unpaid claims that would have accrued under a previous agreement. Since the death of the chairman’s mother in February 2007 and through March 24, 2008, the Company made the quarterly payments with respect to the agreement to the successor trust of which the chairman is the trustee and beneficiary. On March 24, 2008, the chairman assigned the remaining payment rights under the agreement to a fund established with a philanthropic organization. As of March 28, 2009, the Company reported $90 of the then remaining liability under this agreement as current installments of long-term debt and the remaining $119 as long-term debt.
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
11. Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” to improve financial reporting regarding defined benefit pension and other postretirement plans. We adopted the recognition provisions of SFAS No. 158 at June 30, 2007. The Company adopted the measurement date provision of SFAS No. 158 as of the first quarter of fiscal 2009, which had no material impact on our consolidated financial position or results of operations as reflected in Note 7 of these Notes to Consolidated Financial Statements.
In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements.” This standard became effective for financial assets and liabilities, as well as any assets carried at fair value, for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. This standard becomes effective for nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. Earlier application is encouraged, provided financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company’s fiscal year beginning on June 29, 2008, except as noted below. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Third Quarter and Nine Months of Fiscal 2009 and the Third Quarter and Nine Months of Fiscal 2008
(dollar amounts in thousands, except per share data)
measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP 157-2, “Effective Date of FASB Statement No. 157” and in October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-1 amends SFAS No. 157 to exclude its application to SFAS No. 13, “Accounting for Leases” or any related accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 delays, by one year, the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The application of the provisions of SFAS No. 157, and the subsequent related FASB Staff Positions, will not have an effect on the Company’s financial position or its results of operations since they either relate to disclosures about fair value measurements or investments made in securities without an active market.
In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 111 which amends and replaces Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”. Topic 5.M, (as amended) maintains the SEC staff’s previous views related to equity securities and also amends Topic 5.M. to exclude debt securities from its scope.
In December 2007, the FASB released SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.151.” These standards become effective for fiscal years beginning on or after December 15, 2008, and they provide guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards become effective for the Company’s fiscal year beginning on June 28, 2009. In April 2009, the FASB issue FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies”. FSP 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141 (revised 2007) will be applied on a prospective basis while SFAS No. 160 will be applied retroactively; neither standard will have an effect on the Company’s historical financial position or its results of operations.
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
Unless the context otherwise requires, references in this MD&A to “our”, “us”, “we” or the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
Results of Operations
During the third quarter of fiscal 2009, net sales were $21.1 million, representing a $900 thousand or 4.4% increase over the comparable quarter in fiscal 2008. The quarter-on-quarter increase in net sales reflected the effect of an increase in shipments primarily to warehouse club customers, offset by a decrease in shipments to mass merchandising customers and a decrease in net sales to department store customers. The increase in shipments in the warehouse club customers for the period reflected the continued success of our products sold through that channel. The decrease in shipments to certain customers in the mass merchandising channel reflected continued tighter customer inventory control in a challenging economic environment. The decrease in department store customer net sales reflected both a reduction in shipments and the effect of lower average product pricing due primarily to an increase in promotional support required in this challenging economic environment as compared to the same period in the prior year.
For the nine months of fiscal 2009, net sales were $95.6 million, representing a $4.7 million or 5.2% increase over the comparable period in fiscal 2008. The increase in net sales for this period reflected primarily the effect of an increase in net sales to warehouse club customers and an increase in net sales to catalog /internet based customers, offset in part by an aggregate decrease in shipments to mass merchandising, off-price and other customers. The increase in shipments to warehouse club customers reflected the continued success of our products sold through that channel. Increased shipments to customers in the catalog/internet channel reflected our expanded efforts to service this channel with our brandline initiatives. The decrease in shipments to customers in the mass merchandising, off-price customers and other channels primarily reflected the impact of tighter customer inventory control in a very challenging economic environment.
Gross profit for the third quarter of fiscal 2009 was $7.1 million or 33.5% of net sales, compared to $8.0 million or 39.5% of net sales for the third quarter in fiscal 2008. The decrease in gross profit of $900 thousand or 6.0 percentage points as a percent of net sales for the quarter was due primarily to the net effect of an increase in shipments to warehouse club customers carrying a lower margin and a decrease in shipments to department store and mass merchandising customers, which typically carry a higher margin. In addition, the increase in promotional support granted to department store customers during the quarter adversely impacted our profitability in that channel.
Gross profit for the nine months of fiscal 2009 was $36.5 million or 38.2% of net sales, compared to $37.8 million or 41.6% of net sales for the nine months of fiscal 2008. The reduction of $1.3 million in gross profit and 3.4 percentage points in gross profit as a percent of net sales, respectively, primarily reflected the effect of reduced profitability from sales due to product cost increases from third-party manufacturers on our fall season goods, to the lower margin mix of goods shipped to warehouse customers during the third quarter and to higher promotional support expense as noted above in support of net sales in the department store channel.
Selling, general and administrative (“SG&A”) expenses were 33.7% and 34.9% as a percent of net sales for the third quarter of fiscal 2009 and third quarter of fiscal 2008, respectively. The quarter-on-quarter net increase of $60 thousand resulted from an increase in consulting expense related to an unsolicited offer offset by an aggregate net decrease in expenses from a wide range of other areas during the period. SG&A expenses were 26.5% and 27.1% as a percent of net sales for the nine-month period of fiscal 2009 and the comparable period in fiscal 2008, respectively. The increase of $711 thousand in SG&A expenses for the nine-month period was due primarily to an increase in customer bad debt expense, an increase in consulting expense, an increase in payroll related expense, and an aggregate net increase in a wide range of other expense areas, offset by a reduction in print and related advertising expense. The increase in consulting and payroll expenses primarily reflected the Company’s continuing initiatives in marketing and market research, public relations and other programs in support of our brand portfolio. The reduction in advertising expense from the prior year reflected the impact of new brand initiatives launched in the prior year with substantial advertising support, which did not recur in the current period.
During the third quarter and nine months of fiscal 2009, we recorded net interest income of $226 thousand and $443 thousand, respectively, compared to net interest income of $242 thousand and $420 thousand for the same reporting periods in fiscal 2008, respectively. The decrease in net interest income was primarily due to lower interest rates on funds invested during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.
During the third quarter of fiscal 2009 and the third quarter of fiscal 2008, we reported income tax expense of $62 thousand and a $45 thousand income tax benefit, respectively. The tax rates for the third quarter of fiscal 2009 and third quarter of fiscal 2008 were 33.5% and (3.9) %, respectively. During the nine months of fiscal 2009 and nine months of fiscal 2008, we reported income tax expense of $4.3 million and $4.5 million, respectively, based primarily on earnings achieved during those periods. The tax rates for the nine months of fiscal 2009 and the nine months of fiscal 2008 were 37.3% and 33.3%, respectively. The Company continues to utilize federal and state net operating loss tax carryforwards to substantially offset its estimated current year income tax payments. The reduced income tax rates for the third quarter and nine months of fiscal 2008 reflect the effect of an out of period tax adjustment as described below.
The income tax benefit recognized in the third quarter of fiscal 2008 reflected the impact of recording an out of period $524 deferred tax benefit adjustment in excess of the amount previously reported. This deferred tax benefit was associated with the asset valuation write-down recorded during fiscal 2004 with respect to closure of our former distribution operations in Mexico. The difference between the income tax rates for the third quarter and nine months of fiscal 2009 and the income tax rates for the third quarter and nine months of fiscal 2008 was due primarily to the impact of this adjustment as compared to the pre-tax income reported for those periods.
Based on the results of operations noted above, we reported net earnings of $123 thousand or $0.01 per diluted common share for the third quarter of fiscal 2009 and approximately $1.2 million or $0.11 per diluted common share for the third quarter of fiscal 2008. We reported net earnings of approximately $7.3 million or $0.68 per diluted common share for the nine months of fiscal 2009 and approximately $9.1 million or $0.85 per diluted common share for the nine months of fiscal 2008.
Seasonality
Although our various product lines are sold on a year-round basis, the demands for specific products or styles are highly seasonal. For example, the demand for gift-oriented slipper products is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary and shift, results for any particular quarter may not be indicative of results for the full year.
Looking ahead to the remainder of fiscal 2009 and beyond
Entering the last quarter of fiscal 2009, we remain very confident about our ability to once again produce top quartile results as measured against our peers in revenue growth, inventory productivity, expense management and earnings. We cannot, however, ignore the potential influence of the rapidly evolving economic environment on our business and on our ability to provide specific, meaningful guidance. We are confident that despite these uncertainties we can continue to achieve the high levels of performance necessary to consistently be among our category’s top performers. Our business continues to be highly seasonal and dependent on the holiday selling season and there is significant inherent risk and potential cyclicality in our business. See the discussion under the caption “Item 1A. Risk Factors” in Part I of our 2008 Form 10-K.
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
Cash and cash equivalents on hand were approximately $12.3 million at March 28, 2009 compared to $13.0 million at March 29, 2008 and $14.2 million at June 28, 2008. Short-term investments were approximately $22.8 million at March 28, 2009, $15.0 million at March 29, 2008 and $11.9 million at June 28, 2008. At the end of the third quarter of fiscal 2009, we carried a portfolio of $22.8 million in short-term investments, including $12.1 million of marketable investment securities consisting of variable rate demand notes and $10.7 million of other short-term investments. The marketable investment securities are classified as available-for-sale securities. These marketable investment securities are carried at cost, which approximates fair value based on SFAS No. 157 level two input assumptions used in our valuation methodology. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds, commercial paper investments and bank certificates of deposit. These other short-term investments have individual maturity dates ranging from April to December 2009.
Operating Activities
During the nine months of fiscal 2009 and the comparable period of fiscal 2008, our profitable operations provided cash of approximately $10.3 million and $10.4 million, respectively. The operating cash inflows during these periods primarily reflected the impact of timing differences in our shipments in each of those periods. During all of fiscal 2008 and the nine months of fiscal 2009, we funded our operations entirely by using our cash flow from operations.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 7.9:1 at March 28, 2009, 5.1:1 at March 29, 2008 and 5.7:1 at June 28, 2008. The increase in this ratio from June 28, 2008 to March 28, 2009 primarily reflected the impact of our cumulative profitability over the nine months of fiscal 2009.
We anticipate that we will continue to fund our operations by using our internal cash reserves in the future. Based on our tax net operating loss (“NOLs”) carryforward position at the end of fiscal 2008 and our expected profitability in the future, we anticipate being able to utilize the NOLs in future periods, which will favorably impact our cash flow during those periods. We expect to begin paying U.S. federal income taxes during fiscal 2010.
Changes in the primary components of our working capital accounts for the nine months of fiscal 2009 and nine months of fiscal 2008, respectively, were as follows:
▪	Net accounts receivable decreased by $600 thousand in fiscal 2009 and increased by $700 thousand in fiscal 2008. The change in net accounts receivable during these reporting periods primarily reflected the timing of shipments of finished goods inventory to our customers, consistent with the seasonality of our business, and the timing of customer deductions for promotions and other allowances.
▪	Net inventories increased by $700 thousand during the first nine months of fiscal 2009, due to the timing of purchases of finished goods inventory from third-party manufacturers and shipments of products during this period as compared to the first nine months of fiscal 2008. Net inventories decreased by $600 thousand during the first nine months of fiscal 2008 due to the timing factors as described above.
▪	Accounts payable decreased by $1.1 million and $2.0 million during the first nine months of fiscal 2009 and the first nine months of fiscal 2008, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory, which were in line with the seasonality of our business.
▪	Accrued expenses decreased during the first nine months of fiscal 2009 and the first nine months of fiscal 2008 by $700 thousand and $1.1 million, respectively. The decreases in accrued expenses were due primarily to payment during the respective periods of our incentive bonus, which had been accrued at each of the preceding fiscal year ends.
Investing Activities
During the nine months of fiscal 2009, our investing activities used $12.2 million in cash, which included the purchase of $10.9 million in short-term investments and $1.3 million in capital expenditures. During the nine months of fiscal 2008, investing activities used $16.2 million in cash. Our investing activities during this period included $15.0 million in purchases of short-term investments and $1.3 million in capital expenditures, offset by $72 thousand from proceeds primarily from the disposal of our former Fargeot subsidiary.

Financing activities
During the nine months of fiscal 2009, financing activities provided $1 thousand in cash. This financing cash inflow included proceeds related to stock options exercised by employees and restricted stock units which vested during the period, offset in part by a reduction in our outstanding debt obligations. During the nine months of fiscal 2008, financing activities provided $601 thousand in cash. This financing cash inflow resulted primarily from $659 thousand of cash provided from the exercise of stock options by our employees and non-employee directors of R.G. Barry Corporation, offset by $58 thousand used to reduce our outstanding debt obligations.
2009 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Bank Facility, as described below, will be adequate to fund our operations and capital expenditures through the remainder of fiscal 2009.
As a result of the recent market downturn, the value of the assets of our qualified associates’ retirement plan declined significantly over the nine months of fiscal 2009. While this market downturn has no impact on fiscal 2009 reported pension expense or our fiscal 2009 cash contributions required for the qualified associates’ retirement plan, continued lower market valuation of the assets of that plan will result in an increase in both reported pension expense and required cash contributions in future fiscal years. We do not expect this market downturn to have a material effect on either our fiscal 2009 net earnings or our liquidity during fiscal 2009.
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

Year 1 — $20 million from July 1, 2007 to December 31, 2007; $5 million from January 1, 2008 to June 30, 2008;
Year 2 — $16 million from July 1, 2008 to December 31, 2008; $5 million from January 1, 2009 to June 30, 2009; and
Year 3 — $12 million from July 1, 2009 to December 31, 2009; $5 million from January 1, 2010 to March 31, 2010
The termination and maturity date of the Bank Facility is March 31, 2010, but it may be extended for one-year periods upon the agreement of the Company and Huntington. Under the terms of the Bank Facility, we are required to satisfy certain financial covenants. As of March 28, 2009, we were in compliance with these financial covenants. During the third quarter and nine months of fiscal 2009, we incurred unused line of credit fees of approximately $2 thousand and $20 thousand, respectively. From the inception of the Bank Facility through March 28, 2009, we have made no borrowings and had $4.5 million available under the Bank Facility at March 28, 2009, which was net of $500 thousand in existing letters of credit arrangements.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of March 28, 2009, we reported approximately $90 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement originally entered into with the mother of our chairman as disclosed in Note 9 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. At the end of the third quarter of fiscal 2009, we reported approximately $119 thousand as consolidated long-term debt, all of which was related to the obligation under this agreement.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2008, other than routine payments. For more detail on contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources — Other Matters Impacting Liquidity and Capital Resources” in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2008 Form 10-K.
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
The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes 1 (a) through (u) of the Notes to Consolidated Financial Statements in “Item 8- Financial Statements and Supplementary Data” of Part II of our 2008 Form 10-K.
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
In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the third quarter and nine months of fiscal 2009, we recorded favorable adjustments of $185 thousand and $484 thousand, respectively, related to our customer incentive reserves of $1.9 million established at June 28, 2008. These favorable adjustments were associated with various customers primarily in the department store channel and resulted from sell-through rates that were better than anticipated in our fiscal 2008 year-end estimates.

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

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the third quarter and the nine months of fiscal 2009, there were no significant write-downs recorded to inventory.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carryforward position, and our projections of future profits. In addition, we make ongoing assessments of income tax exposures that may arise at the federal, state or local tax levels. As a result of these evaluations, any exposure deemed more likely than not will be quantified and accrued as tax expense during the period and reported in a reserve for uncertain tax positions. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the third quarter of fiscal 2009, the end of the third quarter of fiscal 2008, or the end of fiscal 2008 at either the state or federal tax levels.

d)	We establish assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year end, and we monitor these assumptions over the course of the fiscal year.

e)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Notes 1 (a) through (u) of the Notes to Consolidated Financial Statements in “Item 8- Financial Statements and Supplementary Data” of Part II of our 2008 Form 10-K.
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
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During all of fiscal 2008 and the nine months of fiscal 2009, substantially all of our sales and all purchases were denominated in U.S. Dollars. Accordingly, the Company did not have any foreign currency risk at the end of the third quarter of fiscal 2009.

Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At March 28, 2009, we had no borrowings outstanding under the Bank Facility. Based on our projected future funding needs for the remainder of fiscal 2009, we do not expect any significant borrowings under our Bank Facility to fund our operations. We typically do not hedge our exposure to floating interest rates.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended March 28, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     (c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended March 28, 2009. The Company does not currently have in effect a publicly announced repurchase plan or program.
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

R.G. BARRY CORPORATION Registrant
Date: May 5, 2009	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President — Finance, Chief Financial Officer and Secretary (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Summary of Pamela Gentile Confidential Negotiated Severance Agreement, General Release and Covenant Not To Sue entered into on January 8, 2009 by R.G. Barry Corporation and Pamela A. Gentile.	Incorporated herein by reference to the discussion under “Item 5.02-Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of R.G. Barry Corporation’s Current Report on Form 8-K dated and filed January 14, 2009 (File No. 001-8769).

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith