Form 10-K
period 2009-06-27
BARRY R G CORP /OH/
filed 2009-09-08
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08769
R.G. BARRY CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-4362899 (I.R.S. Employer Identification No.)

13405 Yarmouth Road N.W. Pickerington, Ohio 43147 (Address of principal executive offices, including zip code)	(614) 864-6400 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Par Value $1.00 per share	The NASDAQ Stock Market
(The NASDAQ Global Market)

Series II Junior Participating Class A	The NASDAQ Stock Market
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $47,842,438 as of December 26, 2008.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 10,722,494 common shares, $1.00 par value, as of September 2, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on October 29, 2009, which will be filed pursuant to SEC Regulation 14A not later than 120 days after June 27, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

R.G. BARRY CORPORATION
FISCAL 2009
Form 10-K
ANNUAL REPORT

*	Incorporated by reference to the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the Annual Meeting of Shareholders to be held on October 29, 2009, which Proxy Statement is expected to be filed not later than September 10, 2009.

FORWARD-LOOKING STATEMENTS
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Annual Report on Form 10-K for the fiscal year ended June 27, 2009 (the “2009 Form 10-K”) contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the highly seasonal nature of our business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; and our investment of excess cash in certificates of deposit and other non-auction rate marketable securities. You should read this 2009 Form 10-K carefully, because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this 2009 Form 10-K and in our other filings with the Securities and Exchange Commission, in particular “Item 1A. Risk Factors”of Part I of this 2009 Form 10-K, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of this 2009 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the Securities and Exchange Commission should also be considered.
DEFINITIONS
All references in this 2009 Form 10-K to “we”, “us”, “our”, and the “Company” refer to R.G. Barry Corporation, an Ohio corporation (the registrant) or, where appropriate, to R.G. Barry Corporation and its subsidiaries. The Company’s annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”) ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2010	53 weeks ending July 3, 2010
Fiscal 2009	52 weeks ended June 27, 2009
Fiscal 2008	52 weeks ended June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007
2006 fifty-two-week period	52 weeks ended July 1, 2006
2006 transition period	26 weeks ended July 1, 2006
2005 twenty-six-week period	26 weeks ended July 2, 2005
Fiscal 2005	52 weeks ended December 31, 2005

PART I
Item 1. Business.
BUSINESS AND PRODUCTS
Overview
We are a leading developer and marketer of accessory footwear, a retail category led by slippers, but one that also encompasses sandals, hybrid and active fashion footwear, slipper socks and hosiery. We serve a broad spectrum of North American retailers of all size and retail category with our family of proprietary and licensed brands. We also develop and source private label accessory footwear products for some of North America’s leading retailers.
From our founding in 1947 until early 2004, we operated as a manufacturing-based developer and marketer of accessory footwear products. Beginning in 2004, we implemented a new, flexible business and sourcing model. Under the new model, we exited our international slipper manufacturing operations; reduced operating costs and financially restructured our business; strengthened senior management; and developed and implemented a long-term growth strategy. As a result of these changes, we have recorded consistent profitability and increased net sales annually since 2005, a period that included some of the most difficult retail seasons in decades.
Approximately 85% of our fiscal 2009 net sales were from slipper-type products sold under our own brands with the remainder of fiscal 2009 net sales divided among private label and licensed accessory footwear products.
We traditionally record approximately 70% of our net sales in the second six months of the calendar year. We have identified the popularity of slippers as a holiday gift item as being principally responsible for this heavy seasonal weighting. One of our on-going corporate objectives is to locate and acquire or develop businesses that will add more seasonal balance to our business model.
As a recognized leader in many of the core competencies necessary for success in the accessory footwear business, we incorporate our strengths in design and product development; sourcing quality and value; consumer brand marketing; retail category management; supply chain and logistics; and relationship building into our long-term growth strategy. This strategy also includes investing in and nurturing our core brands; continuing diversification through category appropriate acquisitions; entering meaningful branding and licensing opportunities; targeting new or underserved retailers; introducing innovative, new products and brands; and expanding internationally through distributorships.
Within the framework of our growth strategy, management also focuses on controlling risk, improving liquidity, increasing cash reserves, protecting the balance sheet, generating an appropriate return on investments and keeping the business sustainable while taking the kinds of intelligent risks that are necessary to encourage long-term, profitable growth.
Prior to the June 2007 sale of our wholly-owned French subsidiary Escapade, S.A. and its Fargeot et Compagnie, S.A. subsidiary (collectively, “Fargeot”), we operated in two segments: the Barry North America Group and the Barry Europe Group, which included Fargeot. The sale of Fargeot was reported as discontinued operations as of the end of fiscal 2007 and is discussed further in Note (18) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” of this 2009 Form 10-K. We now report our operations as a single operating segment, North America.

Selected financial information about the operating segments by geographic region for fiscal 2009, fiscal 2008 and fiscal 2007 is presented in Note (16) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2009 Form 10-K.
Our executive offices are located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147. Our telephone number is (614) 864-6400, and our corporate Internet website can be accessed at www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this 2009 Form 10-K). We have been a public company since 1962. Our common shares are principally traded on The NASDAQ Global Market (“NASDAQ-GM”) under the trading symbol DFZ.
Principal Products
Since introducing Angel Treads*, the world’s first foam-soled, soft, washable slipper in 1947, we have developed a number of our own accessory footwear brands as well as licensing well-known brands from third parties. Most of our brand lines, both proprietary and licensed, feature slippers for women and men. Most focus on comfort. Products sold under our own trademarks represented approximately 87% of our consolidated net sales in fiscal 2009 while our licensed brand business represented approximately 3% of consolidated net sales. We also develop and source accessory footwear products for retailers who sell the footwear under their own private labels. These sales represented approximately 10% of our consolidated net sales during fiscal 2009.
We think our trademarks have significant commercial value. In general, trademarks remain valid and enforceable as long as they are used in connection with our products and services and the required registration renewals are filed. The Company intends to continue the use of each of its trademarks and renew each of its registered trademarks accordingly. In addition to Angel Treads*, our current principal brand names include Dearfoams*, DF Women The Dearfoams Company*, DF Men The Dearfoams Company*, Dearfoams DF™, The Dearfoams Company DFSport*, EZfeet*, Dearfoams NV*, Snug Treds*, Solé™, Terrasoles*, Utopia™, and Soluna*.*
Currently, the principal products sold under trademarks licensed from third parties include Levi’s** brand slippers and sandals for men, women and children; Nautica** slippers for women and men; and Superga** canvas sneakers and active/fashion footwear for women, men and children.
Dearfoams* is our principal proprietary brand. Since its introduction in 1958, Dearfoams* has, according to our consumer research, become one of the most-recognized brand names in accessory footwear. Several basic slipper profiles are standard in the Dearfoams* brand line, its sub-brands and our other proprietary and licensed slipper brands. These classic footwear silhouettes are in demand throughout the year. The most significant changes to these traditional products are made in response to broadly accepted fashion trends and can include slight variations in design, ornamentation, fabric and color. These products typically have uppers made of man-made fibers such as microfiber suede, knit terry and velour. In addition, corduroy, nylon and an updated assortment of other man-made and natural materials may be used. We also regularly introduce new styles that may offer enhanced comfort elements, fashion-forward design elements or other innovative or new product attributes.

*	Denotes a trademark of the Company registered in the United States Department of Commerce Patent and Trademark Office.

**	Denotes a trademark of the licensor registered in the United States Department of Commerce Patent and Trademark Office.

Retail prices for most of our slipper-type products normally range from approximately $5 to $30 per pair, depending on the style of footwear, retail channel and retailer mark-up. Most consumers of our slippers fit within a range of four to six universal sizes. This is a smaller range of sizes than those found in traditional footwear and allows us to carry lower inventory levels than many traditional footwear suppliers.
We debut our new slipper product collections each spring and fall in conjunction with national retail accessory buying markets and other national trade events. We plan to continue the introduction of updated and new products in response to fashion changes, consumer taste preferences and changes in the demographic makeup of our business.
As part of our ongoing effort to diversify our business from product, seasonal, demographic and retail channel perspectives, we have expanded our product portfolio since 2006 to include sandals, indoor/outdoor casual footwear and canvas/active fashion footwear. Many of these products are sold into retail channels and to consumers not previously served by our core business. We sell these products under our own brand names, such as Terrasoles*, and trademarks licensed from third parties, such as Superga**, Levi’s** and Nautica**.
We launched Terrasoles*, a new kind of accessory footwear, in August 2007. Terrasoles* can be worn beyond the home and was developed to specifically address the after-activity comfort footwear needs of those engaged in or aspiring to a variety of sports and life styles. The brand also offers users products with eco-friendly elements in its construction and packaging materials. Our Terrasoles* brand products are sold through specialty stores, independent shoe stores, department stores, outdoor retailers, Internet sites and catalogs. Retail prices of these products range from $49 to $59. Terrasoles* products are displayed on a self-selection basis and are intended to appeal primarily to the self-purchase buyer.
Licenses
In March 2009, we entered into a four-year licensing agreement with Levi Strauss & Company to develop and market a collection of slippers and sandals for the United States market. Levi’s** is one of the most widely-recognized brands in the world. Under the license, we agreed to certain minimum royalty payments, payable quarterly. We have an option to renew the agreement for one additional three year-term commencing on January 1, 2013 and ending December 31, 2015, if certain sales driven terms established under the agreement are met. Our Levi’s** line, including footwear styles for men, women, and children, will debut primarily in national chain department stores and specialty stores in the fall of calendar year 2009 and the Levi’s ** sandals will follow in the spring of 2010. Retail prices for these products will range from $30 to $45. Similar to the Company’s slipper brand lines, products sold under the Levis** brand will be displayed on a self-selection basis and are intended to appeal to “impulse” and “gift-giving” buyers. The Company expects net sales under this brand to be modest in fiscal 2010.
In January 2008, we entered into a three-year licensing agreement with Nautica Apparel, Inc. (“Nautica Apparel”), a subsidiary of VF Sportswear, Inc., a division of VF Corporation, to become the exclusive Nautica** accessory footwear licensee in the United States, Canada, Mexico and Puerto Rico. As a leading global lifestyle brand, Nautica offers a natural extension for our core slipper business. We agreed to certain minimum royalty payments, payable quarterly, under the licensing agreement that extends through December 31, 2010. We have the option to extend the agreement through December 31, 2013 if certain sales based volumes are met for the 2009 calendar year. Products under the Nautica** brand are sold primarily through upper tier department stores and specialty stores and other secondary customer channels. Retail prices range from $35 to $45. Products sold under this license are similar to our other slippers and are displayed on a self-selection basis. The products are intended to appeal to the “impulse” and “gift-giving” buyer. The Company expects net sales under this brand to be modest in fiscal 2010.

In June 2007, we entered into a licensing agreement with BasicNet S.p.A. of Turin, Italy, through BasicNet’s U.S. affiliate, Basic Properties America, Inc. (collectively, “BasicNet”), to become the exclusive licensee in the United States, and since July 2008 in Canada, for the Superga** brand. Superga** is a leading European luxury brand in the canvas/active fashion footwear category. Its products include vulcanized, sneaker-type footwear with canvas, linen and leather upper materials. Our licensing agreement was modified in April 2009 and provides us the right to sell Superga** licensed products through December 31, 2013. We agreed to certain minimum royalty payments, payable semi-annually, and to certain net sales targets that extend through December 31, 2012. Under our agreement, BasicNet is responsible for all product development and design activities, including product fit and wear testing, related to Superga**. We began shipping Superga** products in December of 2007. Superga** is sold in the shoe departments of mid-range and premier department stores, in better footwear stores and on Internet websites, at prices ranging from $40 to $80. The products under this brand are marketed primarily for the consumer’s self-purchase. We expect net sales for this brand to be modest in fiscal 2010.
We have said many times that when a growth initiative does not work with our business model, we will exit it and move on. Primarily due to a lack of license exclusivity and the obvious difficulties this brings, we decided to exit our NCAA-licensed My College Footwear™ business. Our decision to not renew the various licenses that underpin MCF had no material financial impact for us in fiscal 2009 or beyond.
We believe that the Levi’s**, Superga** and Nautica** licenses have the potential to become important components of our long-term growth strategy and to add some degree of counter-balance to the seasonal nature of our core business.
Sales and Marketing
We market and sell our products through numerous retail channels, with core collections of slipper-type products primarily sold through traditional, promotional and national chain department stores; mass merchants; discount stores; warehouse clubs; off-price retailers; specialty stores; independent retailers; catalogs; and Internet sites.
Traditionally, our core products have been sold through account managers employed by the Company. In April 2009, we realigned our internal sales resources so that key customers will now be served by specialized cross-functional account teams. We believe that this change will enhance our overall ability to serve our key retailing partners and will contribute to the continuing long-term growth and profitability of our business.
With the Terrasoles* and Superga** brands, we use independent sales representatives. We expect to continue the use of independent representatives for these brands and for some of our future initiatives.
We do not finance our customers’ purchases, although return privileges are granted selectively to some of the Company’s retailing partners. In some cases, we do grant allowances for customers to fund advertising and in-season promotional activities.
The Company maintains a sales office and showroom in New York City. During the spring and fall of each year, we present collections of our products to buyers representing the Company’s key retail customers at scheduled showings. Buyers for our large retailer customers also periodically visit this sales office or our corporate facility in Pickerington, Ohio throughout the year. We also maintain a sales administration office in Bentonville, Arkansas that supports our business with Wal-Mart Stores, Inc. and its affiliates (collectively, “Wal-Mart”), our largest individual customer.

Due to the heavy seasonal component of our business, centered in the second half of the calendar year, our inventory investment is largest in early fall in order to support our customers’ needs for the fall and holiday selling seasons. During the Christmas selling season, we hire temporary merchandisers to assist in the display and merchandising of the Company’s products in a number of department stores and chain stores nationally. We pioneered this point-of-sale retail selling floor management technique in the accessories area many years ago and continue to believe that, when it is combined with computerized automatic demand-pull replenishment systems, it optimizes our holiday seasonal sales.
The marketing strategy for our slipper-type brand lines has traditionally focused on maximizing our presence at point of sale, including expanding shelf and floor space by creating and marketing brand lines to different sectors of the consumer market. Substantially all of our products are displayed on a self-selection basis, intended to appeal to “impulse” and “gift-giving” buyers.
Historically, we have advertised our products primarily in print media. Most promotional efforts are conducted in cooperation with our customers. More recent initiatives have been focused on direct-to-consumer sales via our Internet sites.
In fiscal 2010 and beyond, we intend to increase investment in our proprietary brands through the development and implementation of coordinated consumer-oriented marketing strategies and initiatives. The goals of these efforts will include increasing our dominance in the marketplace, increasing our relevance to consumers and increasing innovation within our own family of accessory footwear brands.
Sourcing
We operate an office in Hong Kong to facilitate the procurement of most of our products. We purchase slipper-type products from fourteen different third-party manufacturers, all of which are located in China. Purchases of products sold under the Terrasoles* brand are made from third-party manufacturers different from those we use for slipper-type products. All third-party manufacturers of Terrasoles* products are located in Vietnam. We purchase all Superga** products through suppliers located primarily in Vietnam who provide those products to BasicNet.
Our overall experience with third-party manufacturers has been very good in terms of reliability, delivery times and product quality. We recognize, however, that reliance on third-party manufacturers does create an element of risk related to supply, quality and delivery. During fiscal 2009, we did not experience any substantial adverse quality or timeliness issues. We will continue to ensure that the sourcing activities supported by our Hong Kong office are effectively aligned to ensure that the quality and delivery of products complies with our and our customers’ standards.
RESEARCH AND DEVELOPMENT
Most of our research and development activities relate to fabric selection, design and product testing. During fiscal 2009, fiscal 2008 and fiscal 2007, we spent $2.4 million, $2.6 million, and $2.4 million, respectively, to support the development of new products and improvement of existing products. These activities were substantially supported by 17 full-time employees.
RAW MATERIALS
The principal raw materials used in the production of the Company’s products are textile fabrics, threads, foams, other synthetic products, recycled micro fleece and mesh. These materials also include organic materials such as cotton and bamboo as well as packaging materials and are available from a wide range of suppliers. Thus far, the Company’s third-party contract manufacturers have not experienced any significant difficulty in obtaining raw materials from their respective suppliers.

SIGNIFICANT CUSTOMERS
Wal-Mart accounted for 38%, 37% and 33% of our consolidated net sales during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Our sales to Wal-Mart are not as highly seasonal in nature as those to many other customers. J.C. Penney Company, Inc. accounted for 10%, 11% and 11% of our consolidated net sales during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. In the event that either of these customers reduces or discontinues its product purchases, it would adversely affect our results of operations.
BACKLOG OF ORDERS
Due to the highly seasonal nature of our business, the backlog of unfilled sales orders is often largest in the July-August time frame as our customer orders are received in preparation for the holiday selling season. The backlogs of unfilled orders as of August month-end periods that ended on August 29, 2009, September 2, 2008 and September 1, 2007 were $31.5 million, $30.8 million and $28.0 million, respectively. The backlogs of unfilled sales orders at the end of fiscal 2009, 2008 and 2007 were approximately $19.3 million, $29.2 million and $9.7 million, respectively.
We anticipate that a large percentage of the unfilled sales orders as of the end of fiscal 2009 will be filled during the first six months of fiscal 2010. Due to the unpredictability of the timing of receipt of customer orders and given the heavy seasonality of our sales, we believe that the status of the backlog of orders may not necessarily be indicative of future business. In recent years, customers have placed their orders much closer to the time of expected delivery, a trend that we expect will continue in the future. Our internal product sourcing and logistics activities will continue to adapt to these and other marketplace changes in an effort to ensure complete and timely deliveries to our customers.
INVENTORY
Inventory risk, resulting primarily from season-to-season fashion- and customer-driven styling changes, makes managing exposure to obsolete inventory one of our supply chain group’s key strategic objectives. Under our current business model, we have been very successful in managing inventory levels, reducing inventory risks and lowering inventory write-downs. We have accomplished this by purchasing inventory closer to the time that it is needed and placing orders that are closely aligned with the visibility of customer demand. The decrease in inventory from the end of fiscal 2008 to the end of fiscal 2009 was primarily due to these efforts and to increased turns on slow-moving and closeout inventories. The decrease also reflected our continued collaboration with key retailing partners to liquidate inventory in season and aggressively sell close-out inventories. We expect to continue these practices in the future.
COMPETITION
We operate in a relatively small segment of the overall accessory footwear retail category. We compete primarily on the basis of price, value, quality and comfort of our products, service to our customers and our marketing and merchandising expertise. We believe that we are among the world’s largest marketers of accessory footwear products; however, this category is a very small component of the highly competitive footwear industry. In recent years, companies that are engaged in other areas of the footwear or in apparel industries have begun to market accessory footwear. Many of these competitors have significantly greater financial, distribution and marketing resources than we do. In addition, some retailers have sought to source products directly for sale in their stores. We are not aware of any reliable published statistics that indicates our current market-share position in the footwear industry or in the sector providing accessory footwear products.

FACILITIES
We own our corporate headquarters building in Pickerington, Ohio. We lease sales and sales administration offices in New York City and Bentonville, Arkansas; and a sourcing representative office in Hong Kong. We do not operate or own any manufacturing facilities.
During fiscal 2009, we relied on our leased distribution center in San Angelo, Texas and an independent third-party logistics provider located in southern California to store products, fulfill customer orders and distribute our products. The distribution center in Texas primarily supports shipments of Terrasoles* and Superga** and other replenishment, closeout product and e-commerce orders. The third-party logistics provider primarily supports case pack shipments to customers. Our principal administrative, sales and distribution facilities are described more fully below under “Item 2. Properties.” of this 2009 Form 10-K.
EFFECT OF ENVIRONMENTAL REGULATION
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings or competitive position. We believe that the nature of our operations has little, if any, environmental impact. We anticipate no material capital expenditures for environmental control facilities for the foreseeable future.
EMPLOYEES
At the close of fiscal 2009, we employed approximately 160 full-time team members, of whom approximately 90% were employed in the United States.
AVAILABLE INFORMATION
We make available free of charge through our Internet website all annual reports on Form 10-K, all quarterly reports on Form 10-Q, all current reports on Form 8-K, and all amendments to those reports, filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports are available as soon as reasonably practicable after they are submitted electronically to the Securities and Exchange Commission (the “SEC”).
Item 1A. Risk Factors.
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. The following risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this 2009 Form 10-K. Any of these risks could materially adversely affect our business, our operating results, or our financial condition and the actual outcome of matters as to which forward-looking statements are made.
Our North America business, which is our primary business, is dependent on our ability to continue sourcing products from outside North America.
We do not own or operate any manufacturing facilities and depend upon independent third parties to manufacture all of our products. During fiscal 2009, substantially all of our products were manufactured in China, except for our Terrasoles* and Superga** branded products, which were sourced from third-party manufacturers primarily located in Vietnam. The inability of our third-party manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm to our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our third-party manufacturers could be detrimental not only to a particular order but to future relationships with our customers.

We compete with other companies for the production capacity of our third-party manufacturers. Some of these competitors have greater financial and other resources than we have and may have an advantage in securing production from these manufacturers. If we experience a significant increase in demand for our products or if one of our existing third-party manufacturers must be replaced, we may have to find additional third-party manufacturing capacity. There can be no assurance that this additional capacity will be available when required or will be available on terms that are similar to the terms that we have with our existing third-party manufacturers or that are otherwise acceptable to us. If it is necessary for us to replace one or more of our third-party manufacturers, particularly one that we rely on for a substantial portion of our products, we may experience an adverse financial or operational impact, such as increased costs for replacement manufacturing capacity or delays in distribution and delivery of our products to our customers, which could cause us to lose customers or revenues because of late shipments or customers being unwilling to absorb increased costs.
Our international manufacturing operations are subject to the risks of doing business abroad.
We currently purchase 100% of our products for all brands from China, except for the Terrasoles* and Superga** brand products, which are purchased primarily from Vietnam. We expect to continue to purchase our products from China and Vietnam at approximately the same levels in the future. This international sourcing subjects us to the risks of doing business abroad. These risks include:
•	the impact on product development, sourcing or manufacturing from public health and contamination risks in China, Vietnam or other countries where we obtain or market our products;
•	acts of war and terrorism;
•	the impact of disease pandemics;
•	social and political disturbances and instability and similar events;
•	strikes or other labor disputes;
•	export duties, import controls, tariffs, quotas and other trade barriers;
•	shipping and transport problems;
•	increased expenses, particularly those impacted by any increase in oil prices;
•	fluctuations in currency values; and
•	general economic conditions in overseas markets.
Because we rely on Chinese and Vietnamese third-party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations. While we believe these relationships are strong, if trade relations between the United States and these countries deteriorate or are threatened by instability, our business could be adversely affected. Although we believe that we could find alternative manufacturing sources, there can be no assurance that these sources would be available on terms that are favorable to us or comparable to those with our current manufacturers. Furthermore, a material change in the valuation of the Chinese or Vietnamese currency could adversely impact our product costs, resulting in a significant negative impact on our results of operations.

Our concentration of customers could have a material adverse effect on us, and our success is dependent on the success of our customers.
As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Our largest customer, Wal-Mart, accounted for approximately 38%, 37% and 33% of our consolidated net sales in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The Company’s sales to Wal-Mart are not as highly seasonal in nature, as compared to the sales to the rest of the Company’s customers. Wal-Mart and J.C. Penney Company, Inc. combined accounted for over 48% of our consolidated net sales in fiscal 2009. If either of these customers reduced or discontinued its product purchases from us, it would adversely affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo additional changes that could decrease the number of stores that carry our products, which could adversely affect our results.
Our success is also impacted by the financial results and success of our customers. If any of our major customers, or a substantial portion of our customers, generally, experiences a significant downturn in business, fails to remain committed to our products or brands or realigns affiliations with suppliers or decides to purchase products directly from the manufacturer, then these customers may reduce or discontinue purchases from us which could have a material adverse effect on our business, results of operations and financial condition. We are also subject to the buying plans of our customers, and if our customers do not inform us of changes in their buying plans until it is too late for us to make necessary adjustments to our product lines, we may be adversely affected. We do not have long-term contracts with our customers and sales normally occur on an order-by-order basis. As a result, customers can generally terminate their relationship with us at any time.
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
The accessory footwear product category in which we do most of our business is a highly competitive business. If we fail to compete effectively, we may lose market position. We operate in a relatively small segment of the overall footwear industry, supplying accessory footwear products. We believe that we are one of the world’s largest marketers of accessory footwear products. However, this is a very small component of the overall footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to provide accessory footwear and many of these competitors have substantially greater financial, distribution and marketing resources than we do. In addition, many of the retail customers for our products have sought to import competitive products directly from manufacturers in China and elsewhere for sale in their stores on a private label basis. The primary methods we use to compete in our industry include product design, product performance, quality, brand image, price, marketing and promotion and our ability to meet delivery commitments to retailers. A major marketing or promotional success or a technical innovation by one of our competitors could adversely impact our competitive position.

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
We rely on our leased distribution center in San Angelo, Texas as well as a third-party logistics provider located in California to store our products prior to distribution to our customers. Significant disruptions affecting the flow of products to and from these facilities due to natural disasters, labor disputes such as dock strikes, or any other cause could delay receipt and shipment of a portion of our inventory. This could impair our ability to timely deliver our products to our customers and negatively impact our operating results. Although we have insured our finished goods inventory for the amount equal to its carrying cost plus normal profit expected in the sale of that inventory against losses due to fire, earthquake, tornado, flood and terrorist attacks, our insurance program does not protect us against losses due to delays in our receipt and distribution of products due to transport difficulties, cancelled orders or damaged customer relationships that could result from a major disruption affecting the flow of products to and from our distribution facilities.
Further, we are dependent on methods of transport to move our products to and from these facilities. Circumstances may arise where we are unable to find available or reasonably priced shipping to the United States from our manufacturers in China, Vietnam and elsewhere or road and rail transport to our customers in the United States and Canada. If methods of transport are disrupted or if costs increase sharply or suddenly, due to price increases of oil in the world markets or other inflationary pressures, we may not be able to affordably or timely deliver our products to our customers.
The seasonal nature of our business makes management more difficult, and severely reduces cash flow and liquidity during certain parts of the year.
Our business is highly seasonal and much of the results of our operations are dependent on strong performance during the last six months of the calendar year, particularly the holiday selling season. The majority of our marketing and sales activities takes place at industry market week and trade shows in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash position is strongest in the first six months of the calendar year. Unfavorable economic conditions affecting retailers during the fall and through the holidays in any year could have a material adverse effect on the results of our operations for the year. Although our new business initiatives are focused on adding seasonal balance to our business, we can offer no assurance that the seasonal nature of our business will change in the future.

We must satisfy minimum covenants regarding our financial condition in order to be able to borrow under our current unsecured credit facility with The Huntington National Bank.
Our current unsecured credit facility with The Huntington National Bank contains certain minimum covenants regarding our financial condition and financial performance. We have remained in compliance with all of these covenants since we entered into the facility on March 29, 2007, and we believe that we will continue to comply with these covenants throughout the remainder of the term of the credit facility agreement as amended June 26, 2009, which runs through December 31, 2012.
We periodically invest funds in certificates of deposit and marketable securities, in which ultimate repayment of amounts invested depends on the financial capacity of the related financial institutions involved.
At June 27, 2009, as part of its cash management and investment program, the Company maintained a portfolio of $25.0 million in short-term investments, consisting of $18.5 million in marketable investment securities consisting of variable rate demand notes and $6.5 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities include several corporate bonds which have individual maturity dates ranging from July to December 2009.
Item 1B. Unresolved Staff Comments.
No response required.
Item 2. Properties.
The Company owns our corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, a facility that contains approximately 55,000 square feet. The Company leases space aggregating approximately 180,400 square feet at an approximate aggregate annual rental of $609,200. The following table describes the Company’s principal leased properties during fiscal 2009 and the operating status of those properties at the end of that period:

		Approximate	Approximate	Lease
Location	Use	Square Feet	Annual Rental	Expires	Renewals

9 East 37th Street, 11th Floor	Sales Office	5,000	$200,000	2015	None
New York City, N.Y.

Distribution Center	Shipping, Distribution Center	172,800	$330,000	2010	None
San Angelo, Texas

West Gate Tower	Sourcing Representative Office	1,300	$59,700	2010	None
7 Wing Hong Street Kowloon, Hong Kong

903 S.E. 28th Street Suite 7	Sales Administration Office	1,300	$19,500	2009	None
Bentonville, Arkansas
The Company believes that all of our owned or leased buildings are well maintained, in good operating condition and suitable for their present uses.

Item 3. Legal Proceedings.
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of our business. There are no significant legal proceedings pending for the Company. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of pending legal proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations, and cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2009.
Supplemental Item. Executive Officers of the Registrant.
The following table lists the names and ages of the executive officers of the Company as of September 2, 2009, the positions with the Company presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his or her principal occupation for more than five years. The executive officers serve at the discretion of the Board of Directors subject, when applicable, to their respective contractual rights with the Company and, in the case of Mr. Tunney, pursuant to an employment agreement. There are no family relationships among any of the Company’s executive officers or directors.

		Position(s) Held with the Company and
Name	Age	Principal Occupation (s) for Past Five Years

Greg A. Tunney	48	Director and Chief Executive Officer of the Company since May 2006; President of the Company since February 2006; Chief Operating Officer of the Company from February 2006 to May 2006; President and Chief Operating Officer of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from 1998 to February 2005.

Jose G. Ibarra	50	Senior Vice President — Finance, Chief Financial Officer and Secretary of the Company since January 2009; Senior Vice President — Treasurer of the Company from July 2008 to January 2009; Vice President — Treasurer of the Company from December 2004 to June 2008;

Glenn D. Evans	48	Senior Vice President — Sourcing and Logistics of the Company since November 2006; Senior Vice President — Creative Services and Sourcing of the Company from November 2003 to November 2006.

Yvonne Kalucis	44	Senior Vice President — Human Resources of the Company since February 2008; Vice President — Human Resources of the Company from September 2007 to February 2008; Director of Human Resources for Limited Brands, Inc., a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories under various trade names, from September 2005 to September 2007; Director, Human Resources for Bath & Body Works, a division of Limited Brands, Inc. from October 2002 to September 2005.

Gregory A. Ackard	48	Senior Vice President — Sales of the Company since April 2009; Vice President Sales — National Accounts of the Company from January 2008 to April 2009; National Account Manager of the Company from January 2006 to January 2008; Vice President National Accounts of the Company from January 2005 to January 2006; Vice President Business Development/Sales Planning of the Company from August 2002 to January 2005.

Lee F. Smith	47	Senior Vice President — Creative Services of the Company since January 2009; Senior Vice President — Design and Product Development of the Company from December 2006 to January 2009; President of Pacific Footwear Services, a footwear business development company engaged primarily in the research, design, development and commercialization of footwear products for a variety of customers, from 2004 to 2006.

Jeffrey P. Bua	55	President — License Brands of the Company since February 2009; Senior Vice President of Sports Casuals International, an apparel development specialist for private brands, from October 2003 to January 2009.

Douglas J. Yannucci	37	President — Dearfoams® & Brands of the Company since April 2009; Vice President — Sales — Wal-Mart Global of the Company from January 2008 to April 2009; Wal-Mart Team Leader of the Company from October 2005 to January 2008; Director — Sales Executive, Director of Multi-Channel Accounts, Sales Executive, Mass Merchant & Catalog Accounts, Sales & Export Coordinator — Department & Specialty Stores of Sure Fit Inc., a manufacturer of ready-made one-piece slipcovers and decorative home accessories, from September 1997 to October 2005.

Thomas JZ Konecki	54	President — Private Brands of the Company since March 2009; Senior Vice President — Sales, Licensing and Business Development of the Company from May 2007 to March 2009; Senior Vice President — Sales and Business Development of the Company from May 2006 to May 2007; President of H.S. Trask & Co. division and Corporate Vice President of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from September 2003 to February 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Dividend Information

	Quarter	High	Low	Close

Fiscal 2009	First	$8.73	$6.77	$6.88
	Second	6.90	4.85	4.99
	Third	6.50	4.86	5.81
	Fourth	7.63	5.26	7.63

Fiscal 2008	First	$12.97	$8.26	$9.65
	Second	10.35	7.03	7.05
	Third	8.09	6.52	7.65
	Fourth	8.84	7.27	8.71
Since March 10, 2008, common shares of the Company have traded on NASDAQ-GM under the “DFZ” symbol. From December 2, 2005 through March 9, 2008, the common shares of the Company traded on the American Stock Exchange LLC (now known as NYSE Amex) under the “DFZ” symbol.
The high, low and close sales prices shown above reflect the prices as reported in those markets where the Company’s common shares traded during the periods noted.

Approximate Number of Registered Shareholders: 1,900 as of September 2, 2009.
On May 1, 2009, the Company’s Board of Directors declared a special cash dividend of $0.25 per share payable on June 15, 2009 to shareholders of record at the close of business on June 1, 2009. This dividend payment amounted to approximately $2.7 million. The Board of Directors also adopted a cash dividend policy under which a quarterly dividend of $0.05 per share (totaling $0.20 per year) will be paid on the Company’s common shares beginning in the fourth quarter of calendar year 2009. Future dividends will be dependent on the earnings, financial condition, shareholders’ equity levels, cash flow and business requirements of the Company, as determined by the Board of Directors.
The unsecured Revolving Credit Agreement (the “Bank Facility”) between the Company and The Huntington National Bank (“Huntington”), as amended June 26, 2009, places no restrictions on the Company’s ability to pay cash dividends. See the discussion of the Bank Facility in Note (6) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in this 2009 Form 10-K.
Information Regarding Recent Sales of Unregistered Securities
No disclosure is required under Item 701 of SEC Regulation S-K.
Purchases of Equity Securities by Registrant
Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of the Company during the fiscal quarter ended June 27, 2009. The Company does not currently have in effect a publicly announced repurchase plan or program. However, the Company is authorized under the terms of its stock-based compensation plans to withhold common shares which would otherwise be issued in order to satisfy related individual tax liabilities upon issuance of common shares in accordance with the terms of restricted stock unit (RSU) agreements.

Item 6. Selected Financial Data.
Selected Financial Data (1)

(Dollars in thousands, except per share amounts)

				Fifty-two
				weeks ended	Twenty-Six Weeks Ended
	Fiscal	Fiscal	Fiscal	July 1,	July 1,	July 2,	Fiscal	Fiscal
	2009	2008	2007	2006	2006	2005	2005	2004
Summary of Operating Results
Net sales	$113,817	$109,499	$105,332	$97,467	$28,455	$28,634	$97,646	$96,275
Cost of sales	70,350	64,520	63,561	55,229	16,295	15,582	54,515	60,053
Gross profit	43,467	44,979	41,771	42,238	12,160	13,052	43,131	36,222
Gross profit as percent of net sales	38.2%	41.1%	39.7%	43.3%	42.7%	45.6%	44.2%	37.6%
Selling, general and administrative expenses	32,971	32,126	30,367	33,302	13,886	13,779	33,217	38,344
Gain on insurance recovery	—	(1,362)	—	—	—	—	—	—
Gain on sale of land	—	—	(878)	—	—	—	—	—
Restructuring and asset impairment charges	—	—	179	3,825	2,556	349	1,619	17,341
Operating profit (loss)	10,496	14,215	12,103	5,111	(4,282)	(1,076)	8,295	(19,463)
Other income	15	50	146	402	130	90	385	419
Interest income (expense), net	670	585	(166)	(744)	(114)	(207)	(838)	(1,227)
Income (loss) from continuing operations, before income taxes and minority interest	11,181	14,850	12,083	4,769	(4,266)	(1,193)	7,842	(20,271)
Income tax (expense) benefit	(4,189)	(5,065)	13,652	(112)	—	—	(112)	(116)
Earnings (loss) from continuing operations	6,992	9,785	25,735	4,657	(4,266)	(1,193)	7,730	(20,387)

(Loss) earnings from discontinued operations, net of income taxes (including $1,240 impairment loss in fiscal 2007)	—	—	(590)	206	67	179	318	522
Net earnings (loss)	6,992	9,785	25,145	4,863	(4,199)	(1,014)	8,048	(19,865)
Additional Data
Basic earnings (loss) per common share — continuing operations	$0.66	$0.93	$2.55	$0.47	$(0.43)	$(0.12)	$0.78	$(2.07)
Diluted earnings (loss) per common share — continuing operations	0.65	0.92	2.46	0.45	(0.43)	(0.12)	0.76	(2.07)
Basic earnings (loss) per common share — discontinued operations	—	—	(0.06)	0.02	0.01	0.02	0.03	0.05
Diluted earnings (loss) per common share — discontinued operations	—	—	(0.06)	0.02	0.01	0.02	0.03	0.05
Basic net earnings (loss) per common share	0.66	0.93	2.49	0.49	(0.42)	(0.10)	0.82	(2.02)
Diluted net earnings (loss) per common share	0.65	0.92	2.40	0.47	(0.42)	(0.10)	0.79	(2.02)
Dividends declared	2,681	—	—	—	—	—	—	—
Dividends declared per common share	0.20	—	—	—	—	—	—	—
Book value per share (at the end of period)	4.28	4.31	3.46	0.90	0.90	0.40	1.13	0.51

Annual % change in net sales	3.9%	4.0%	8.1%	(.02%)	(.6%)	1.2%	1.4%	(16.1%)
Annual % change in net earnings (loss)	(28.6%)	(61.1%)	212.4%	(60.4%)	(314.1%)	95.61%	140.5%	8.5%
Return (net earnings (loss) from continuing operations) on net sales	9.8%	13.6%	11.5%	4.9%	(15.0%)	(4.2%)	8.0%	(21.1%)
Net earnings (loss) as a percentage of beginning total shareholders’ equity	15.2%	27.02%	279.5%	43.8%	(37.8%)	(20.4%)	161.6%	(78.2%)

Selected Financial Data — Continued (1)
(All amount in thousands)

				Fifty-two
				weeks ended	Twenty-Six Weeks Ended
	Fiscal	Fiscal	Fiscal	July 1,	July 1,	July 2,	Fiscal	Fiscal
	2009	2008	2007	2006	2006	2005	2005	2004
Basic weighted-average number of common shares outstanding	10,633	10,469	10,089	9,929	9,961	9,839	9,869	9,839
Diluted weighted average number of common shares outstanding	10,737	10,691	10,462	10,315	9,961	9,839	10,148	9,839

Financial Position at the End of Period
Total current assets	$60,582	$55,476	$49,686	$34,809	$34,809	$30,891	$36,066	$33,082
Total current liabilities	9,706	9,751	15,490	18,816	18,816	17,785	15,348	18,209
Working capital (2)	50,876	45,725	34,196	15,993	15,993	13,106	20,718	14,873
Long-term debt, excluding current installments	97	187	272	439	439	294	533	479
Total shareholders’ equity	45,908	46,029	36,215	8,996	8,996	3,900	11,109	4,978
Net property, plant and equipment	3,743	3,149	2,255	2,419	2,419	2,542	2,371	2,718
Total assets	75,083	67,643	63,528	40,444	40,444	36,729	41,831	39,092
Other Data
Capital expenditures	1,365	1,569	633	326	326	236	478	122
Depreciation and amortization of property, plant and equipment	775	641	560	239	239	318	590	1,336

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for information regarding the factors that have affected the financial results of the Company. On May 17, 2006, the Board of Directors of R.G. Barry Corporation approved a change in the Company’s fiscal year-end from the Saturday closest to December 31 to the Saturday closest to June 30. Accordingly, data is presented in this 2009 Form 10-K for the twenty-six week period from January 1, 2006 through July 1, 2006, otherwise known as the 2006 transition period. The Company’s annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”). For all periods, except the fifty-two-week period ended July 1, 2006 and the twenty-six-week period ended July 2, 2005, the selected financial data set forth above under “Summary of Operating Results,” “Additional Data,” “Financial Position at the End of Period,” and “Other Data” are derived from the Company’s audited consolidated financial statements.

Furthermore, the selected financial data set forth above reflect the impact of the decision made in fiscal 2007 by the Board of Directors of R.G. Barry Corporation to sell the Company’s 100% ownership in Escapade, S.A. and its Fargeot et Compagnie, S.A subsidiary (collectively, “Fargeot”). As a result of this action and consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the results of operations for Fargeot have been reported as discontinued operations for the periods reported, as applicable, in the Company’s Consolidated Statements of Income included in this 2009 Form 10-K. Furthermore, the assets and liabilities related to these discontinued operations were reclassified to current assets held for disposal and current liabilities associated with assets held for disposal at June 30, 2007. This data is included as part of current assets and current liabilities in the selected financial data presented above for the relevant period. The sale of Fargeot was completed in July 2007. See further details on the disposition of Fargeot in Note (18) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2009 Form 10-K.

Unless otherwise noted, all reporting periods presented in the selected financial data above are fifty-two weeks.

(2)	Working capital is total current assets less total current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand our financial condition, changes in financial condition, results of operations and cash flows. This MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in “Item 8. Financial Statements and Supplementary Data.” in this 2009 Form 10-K.
Our Company is engaged in designing, sourcing, marketing and distributing accessory footwear products. We define accessory footwear as a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. Our products are sold predominantly in North America through department stores, chain stores and mass merchandising channels of distribution. Unless the context otherwise requires, references in this MD&A to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
As a result of the sale of our 100 percent ownership of Fargeot, which was completed in July 2007 and further described under the caption “Discontinued Operations” below and consistent with the provisions of SFAS 144, the results of operations of our former French subsidiary have been reported as discontinued operations for all applicable reporting periods, as noted in our Consolidated Statements of Income. Fargeot’s business was the only business reported as part of our Barry Europe operating segment. Therefore, with the Fargeot business reported as discontinued operations, we only have one operating segment, Barry North America.
All references to assets, liabilities, revenues and expenses in this MD&A reflect continuing operations and exclude discontinued operations with respect to the sale of Fargeot’s business, unless otherwise indicated.
Summary of Results for Fiscal 2009
During fiscal 2009, we remained focused on achieving our principal goals:
•	grow our business profitably by pursuing a core group of initiatives based on innovation within our product lines;
•	continue efforts to strengthen the relationships with our retailing partners and open distribution of our products in new retail channels;

•	further enhance the image of our brands; and

•	expand our portfolio of licensed brands.
During fiscal 2009, we accomplished the following:
•	We achieved a 3.9 percent increase in our consolidated net sales, as compared to fiscal 2008, despite an unprecedented and very challenging economic and retail environment experienced during the 2008 holiday season.
•	We earned approximately $11.2 million from continuing operations before income taxes.
•	We did not use our Bank Facility, as described under the caption “Liquidity and Capital Resources” below, during fiscal 2009 and ended the year with no outstanding indebtedness under the Bank Facility.
•	We reported cash and cash equivalents on hand of approximately $14.3 million and short-term investments of approximately $25.0 million at the end of fiscal 2009.
•	Our total on-hand inventory investment was lower by 22 percent at the end of fiscal 2009 as compared to the end of fiscal 2008.

Looking Ahead to Fiscal 2010 and Beyond
Looking ahead to fiscal 2010 and beyond, we will continue to pursue strategically driven initiatives that are designed to provide measurable and sustainable net sales and profit growth. We remain confident in our business and begin the year with a strong balance sheet, healthy brands and a business plan that focuses on growth and profitability well beyond the next 12 months, but we know that fiscal 2010 will continue to be a challenging environment from a general economic and business perspective. We continue to see short-term economic volatility manifesting itself in the following:
i)	caution among retailers who are delaying or reducing orders in an effort to limit their days of on-hand inventory and subsequently creating noteworthy shifts in our quarterly sales patterns;

ii)	losses of retail floor space due to downsizings and bankruptcies; and

iii)	volatility in the cost structure of our suppliers.
We are continuing to address these issues. For our fiscal 2010 buying cycle, oil prices have returned to more traditional levels, manufacturing capacity has loosened, and we expect our fiscal 2010 gross profit percentage to return to a more traditional level. Because our business continues to be highly seasonal and dependent on the holiday selling season, there is significant inherent risk and cyclicality in our business. See the discussion under the caption “Item 1A. Risk Factors” in this 2009 Form 10-K.
Fiscal 2009 Results from Continuing Operations Compared to Fiscal 2008
The discussion in this section compares our results of operations for fiscal 2009 to those in fiscal 2008. Each dollar amount and percentage change noted below reflects the change between these periods unless otherwise indicated.
During fiscal 2009, consolidated net sales increased by $4.3 million or 3.9%. The net sales increase was primarily due to increased shipments to our customers in the warehouse club and catalog and Internet channels, partially offset by decreased shipments reported to customers in the mass merchandising, department store, specialty and independent store channels. The volume changes reflect our continued success with product offerings and sales initiatives with customers in the warehouse club channel as well as catalog and Internet-based customers. In addition, these volume changes reflect the effect of the very challenging economic and retail climate experienced with most of our customers during most of fiscal 2009.
Gross profit decreased by $1.5 million. Gross profit as a percent of net sales was 38.2 percent in fiscal 2009 and 41.1 percent in fiscal 2008. The decreases in both gross profit dollars and as a percent of net sales were due primarily to increases in the average product cost experienced year over year. The increase in average product cost was driven primarily by an increase in oil prices and changes in the exchange rate of Chinese currency, which negatively impacted the fall selling season as orders to purchase goods were placed beginning in April 2008. The product price increases, combined with an intense promotional selling environment in a tough retail economic climate, were major factors in our gross profit results for fiscal 2009.
Selling, general and administrative (“SG&A”) expenses increased by $845 thousand or 2.6 percent. As a percent of net sales, SG&A expenses were 29.0 percent for fiscal 2009 versus 29.3 percent for fiscal 2008. The net increase in SG&A expenses was due primarily to the following:
•	a $1.1 million increase in payroll and related expenses, which reflected the Company’s organizational growth and repositioning as part of our long-term strategic direction;
•	a $463 thousand increase in customer bad debt expense, reflecting the impact of several customer bankruptcies during fiscal 2009; and
•	a $191 thousand net increase in a variety of other expense areas.

The expense increases noted above were partially offset by the following:
•	a $909 thousand decrease in advertising expense, incurred in fiscal 2008 as part of the initial launch of our newer brand initiatives undertaken that year.
For fiscal 2008, we reported a gain of approximately $1.4 million from an insurance recovery. No similar event occurred during fiscal 2009.
The increase in interest income of $71 thousand resulted from the increase in our invested funds during fiscal 2009, which were available due to our profitability and liquidity over the last twelve months.
Interest expense decreased by $14 thousand. Due to our continuing profitability over time, we had no borrowings under our Bank Facility, as described further under the caption “Liquidity and Capital Resources” below.
Based on the results of operations noted above, we reported earnings of approximately $7.0 million in fiscal 2009, or $0.65 per diluted common share, compared to $9.8 million in fiscal 2008, or $0.92 per diluted share.
Fiscal 2008 Results from Continuing Operations Compared to Fiscal 2007
The discussion in this section compares our results of operations for fiscal 2008 to those in fiscal 2007. Each dollar amount and percentage change noted below reflects the change between these periods unless otherwise indicated.
During fiscal 2008, consolidated net sales increased by $4.2 million or approximately 4.0 percent. The net sales increase was principally due to the following: increased volumes in our mass, warehouse club, catalog, Internet-based customers, specialty, and independent retail channels; increases in the average wholesale prices associated primarily with our new brand and product introductions; partially offset by a decrease in volume to customers in the department store channel. These volume changes reflected several factors: a very successful transitioning of product initiative and sales growth reported with Wal-Mart; outstanding sell-through rate with a major warehouse club customer; as well as the impact of the market introduction of new brand lines and product extension; offset in part by the impact of a difficult retailing environment during the fiscal year, particularly in the department stores sector.
Gross profit increased by $3.2 million. Gross profit as a percent of net sales was 41.1 percent in fiscal 2008 and 39.7 percent in fiscal 2007. The increases in both gross profit dollars and as a percent of net sales were due primarily to the increase in sales volumes and to the effect of higher average wholesale selling prices of product in comparison to the average product cost increases experienced over those reporting periods. The increase in average wholesale selling prices was reflective of our new brand initiatives and product introductions undertaken in fiscal 2008 as well as our successful experience with a key warehouse club customer.
The increase in average wholesale selling prices during fiscal 2008 was partially offset by continuing increases in our product cost, which resulted from the increase in the price of oil and the strengthening of the Chinese Yuan against the U.S. Dollar. Oil prices affect the raw materials that go into our products, as well as freight costs incurred in transporting the goods to the U.S. Although our purchases of finished goods from third-party manufacturers were contracted in U.S. Dollars, the strengthening of the Chinese Yuan against the U.S. Dollar influenced vendor pricing.

SG&A expenses increased by $1.8 million or approximately 6 percent. As a percent of net sales, SG&A expenses were 29.3 percent for fiscal 2008 versus 28.8 percent for fiscal 2007. The net increase in SG&A expenses was due primarily to the following:
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
For fiscal 2008, we reported a gain of approximately $1.4 million from insurance recovery. On April 10, 2008, our leased distribution facility in Texas was struck by a tornado, which resulted in a loss of a portion of our inventory stored in that facility. We insured our entire finished goods inventory in all locations at the expected wholesale value. The gain realized in fiscal 2008 represented the difference between the carrying costs of the damaged inventory versus the insurance proceeds approximating such inventory’s wholesale value. In addition, this storm resulted in damage to the leased facility and a portion of our warehouse equipment in the facility. The facility and equipment damaged were fully insured at replacement cost. Activities to repair or replace the facility and equipment were ongoing at the close of fiscal 2008. None of the gain recognized in fiscal 2008 related to insurance recovery related to either the leased facility or affected equipment in that facility.
A gain of $878 thousand on the disposal of 4.4 acres of land was reflected in our Consolidated Statement of Income for fiscal 2007. This property is adjacent to our headquarters office and was not being used as part of our business activities. No similar transaction occurred in fiscal 2008.
During fiscal 2007, we recorded $179 thousand in restructuring charges primarily due to professional fees associated with the application process of liquidating our subsidiaries in Mexico. No restructuring related activities occurred during fiscal 2008.
The increase in interest income of $235 thousand resulted from the increase in our invested funds during fiscal 2008, which were available due to our continued profitability and liquidity during fiscal 2008.
The interest expense decrease of $516 thousand or 81 percent was due primarily to our continued profitability during fiscal 2008, which resulted in no borrowings under our Bank Facility, as described further under the caption “Liquidity and Capital Resources” below.
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
Our results of operations for fiscal 2009 and fiscal 2008 did not reflect any transactions with respect to Fargeot’s disposal. Selected financial data relating to the discontinued operations of Fargeot for fiscal 2007 are as follows (dollar amounts in thousands, except per common share data):

2007

Net sales	$8,490
Loss on net assets held for sale as discontinued operations	1,240
Loss from discontinued operations before income tax	(751)
Loss from discontinued operations, net of income tax	(590)
Basic loss per common share: discontinued operations	(0.06)

Diluted loss per common share: discontinued operations	$(0.06)

In July 2007, we completed the sale of Fargeot for approximately $480 thousand. The net value of the business at the close of fiscal 2007 was estimated at $474 thousand. We reported a loss from discontinued operations of $590 thousand in fiscal 2007, which included both the results of the Fargeot operations and an impairment loss of $1.2 million, resulting from the sale of Fargeot. Further details of the sale are included in Note (18) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2009 Form 10-K.
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

Total cash and cash equivalents were $14.3 million at June 27, 2009, compared to $14.2 million at June 28, 2008. Short-term investments were $25.0 million at June 27, 2009, compared to $11.9 million at June 28, 2008.
At June 27, 2009, as part of our cash management and investment program, we maintained a portfolio of $25.0 million in short-term investments, including $18.5 million in marketable investment securities consisting of variable rate demand notes and $6.5 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds which have individual maturity dates ranging from July to December 2009.
All references made in the following section are on a consolidated basis. Amounts with respect to Fargeot, which have been reclassified as discontinued operations in our Consolidated Statements of Income, have been included, as applicable, in the operating, investing and financing activities sections of this liquidity and capital resources analysis. The net effect of the sale of Fargeot has been reflected as a non-cash impairment loss in our Consolidated Statement of Cash Flows for fiscal 2007.
Operating Activities
During fiscal 2009, our operations generated $17.3 million in cash. This operating cash flow was primarily the result of our net earnings for the period adjusted for non-cash activities such as deferred income tax expense of $3.5 million, depreciation and stock-based compensation expense of $775 thousand and $938 thousand, respectively, and changes in our working capital accounts as well as payments on our pension and other obligations. In fiscal 2009, significant changes in working capital accounts included lower amounts of accounts receivable and inventory, as discussed in more detail below.
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
During fiscal 2007, our operations generated $16.1 million of cash. This operating cash flow was primarily the result of our net earnings for the period adjusted for non-cash activities such as the deferred income tax and valuation adjustment of $14.6 million, impairment loss on the sale of Fargeot of $1.2 million, gain on the sale of land of $878 thousand and changes in our working capital accounts. In fiscal 2007, significant changes in working capital accounts included lower amounts of inventories and lower amounts of accrued expenses, offset by higher amounts of accounts receivable.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 6.2:1 at June 27, 2009, 5.7: 1 at June 28, 2008 and 3.2:1 at June 30, 2007. The increase in our working capital ratio from the end of fiscal 2007 to the end of fiscal 2009 was primarily driven by an increase in cash resulting from our profitability over those reporting periods.

Changes during fiscal 2009 in the primary components of working capital accounts were as follows:
•	Net accounts receivable decreased by approximately $3.2 million during fiscal 2009. This decrease was primarily due to lower sales levels in the latter part of the period and the timing of approximately $600 thousand received in early July 2008 with respect to the insurance recovery related to the inventory damaged at our distribution facility in Texas.
•	Net inventories decreased by $2.3 million during fiscal 2009, resulting from the timing of inventory purchases and customer shipments and our continuing efforts to manage our inventory more efficiently. We have continued to work closely with certain key retailers to promote our products in-season and aggressively liquidate our on-hand closeout inventories.
•	Accounts payable decreased by $282 thousand during fiscal 2009, due primarily to the timing of incurring certain operational type expenses as well as the timing of our purchases from third-party manufacturers. As part of our business model, we continue to manage closely the timing of receipt of orders from our customers to the time we place these orders with our third-party manufacturers.
•	Accrued expenses increased by $609 thousand during fiscal 2009, primarily due to increased short-term pension liabilities as compared to prior year.
Investing Activities
During fiscal 2009, investing activities used $14.5 million in cash. Purchases of short-term investments comprised $13.1 million of this amount. Capital expenditures were $1.4 million and primarily consisted of leasehold improvements to our New York showroom, warehouse equipment for our leased distribution facility in Texas and purchases of software and computer equipment.
During fiscal 2008, investing activities used $13.4 million in cash. Purchases of short-term investments comprised $11.9 million of this amount. Capital expenditures, primarily involving heating and air conditioning units for the corporate offices and purchased software of $1.6 million, were made during the year, offset by $100 thousand in proceeds from the disposal of Fargeot and other equipment disposals.
During fiscal 2007, investing activities provided $257 thousand in cash. We received $890 thousand from the sale of land, which was offset by $633 thousand in capital expenditures, primarily involving computer hardware, software and various other furnishings and renovations in the corporate offices.
Financing activities
During fiscal 2009, financing activities consumed $2.7 million in cash. This financing cash outflow was primarily due to the payment of a special cash dividend of $0.20 per common share, which amounted to approximately $2.7 million as part of a Company dividend program implemented in late fiscal 2009. In addition, approximately $500 thousand of debt was paid in fiscal 2009, with an offsetting inflow of approximately $500 thousand provided from the exercise of employee stock options and excess state and local tax benefits associated with vesting of restricted stock units and stock option exercises during the period.
During fiscal 2008, financing activities provided $685 thousand in cash. This financing cash inflow resulted primarily from $764 thousand in cash provided from the exercise of employee stock options and realized excess state and local tax benefits associated with stock option exercises and restricted stock unit vesting. This amount was partially offset by the payment of approximately $79 thousand associated with our debt.
During fiscal 2007, financing activities provided $860 thousand in cash. This financing cash inflow resulted primarily from $1.1 million of cash provided from the exercise of employee stock options. This amount was partially offset by the payment of approximately $277 thousand with respect to our lines of credit.

2010 Liquidity
We believe our sources of cash and cash equivalents on-hand, short-term investments and funds available under our Bank Facility will be adequate to fund our operations and capital expenditures through fiscal 2010.
Bank Facility
Our Company is party to an unsecured credit facility with The Huntington National Bank (“Huntington”). The original facility dated March 29, 2007 was modified on June 26, 2009. Under this modified facility (“Bank Facility”), Huntington is obligated to advance us funds for a period of two and a half years ending on December 31, 2012, subject to a one-year renewal option thereafter, up to the following amounts:

	July to December	January to June
Fiscal 2010	$12 million	$5 million
Fiscal 2011	$10 million	$5 million
Fiscal 2012	$8 million
The terms of the Bank Facility require the Company to satisfy certain financial covenants including (a) satisfying a minimum fixed charge coverage ratio of not less than 1.25 to 1.0 which is calculated on a trailing 12 months basis, and (b) maintaining a consolidated tangible net worth of not less than $44 million, increased annually by 50% of the Company’ consolidated net income after June 28, 2009. The Bank Facility must be rested for 30 consecutive days beginning in February of each year. Also, the borrowing under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable and 50% of its eligible inventory at any one time. As of June 27, 2009, the Company was in compliance with these financial covenants.
The Bank Facility provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate value of up to $1.5 million. The aggregate dollar amount of outstanding letters of credit is deducted from the available balance under the Bank Facility. At June 27, 2009, we had $6.8 million available under the Bank Facility, which was reduced by the aggregate amount of letters of credit outstanding.
The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 2.75 percent. The applicable interest rate on the Bank Facility assuming a 3-day LIBOR rate of .31 percent at June 27, 2009 was 3.06 percent. Additionally, the modified agreement requires the Company to pay a quarterly unused line fee at the rate of 3/8 percent of the average unused Bank Facility balance. During fiscal 2009, the Company did not use its Bank Facility and incurred unused line fees of approximately $22 thousand. We incurred a commitment fee of approximately $43 thousand when the modification occurred on June 26, 2009. This fee will be amortized over the future term of the Facility.
Other Short-term Debt
In March 2004, we borrowed $2.2 million against the cash surrender value of life insurance policies insuring our non-executive chairman. During fiscal 2009, we paid $450 thousand of this loan. Approximately $1.8 million and $2.2 million of indebtedness were classified within short-term notes payable in our Consolidated Balance Sheets at June 27, 2009 and June 28, 2008, respectively.
Other Long-term Indebtedness and Current Installments of Long-term Debt
As of June 27, 2009, we reported approximately $90 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement entered into with the mother of our chairman as disclosed in Note (6) of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2009 Form 10-K. At the end of fiscal 2009, we reported approximately $97 thousand as consolidated long-term debt, all of which was related to the obligation under the agreement entered into with the mother of our chairman.

Other Matters Impacting Liquidity and Capital Resources
Contractual Obligations
We have traditionally leased facilities under operating lease transactions for varying term lengths, ranging generally from two years to seven years, often with options for renewal. On occasion, we have also leased certain equipment utilizing operating leases. These leasing arrangements have allowed us to pay for the facilities and equipment over the time periods they are utilized, rather than committing our resources initially to acquire the facilities or equipment. All leases have been accounted for as operating leases, consistent with the provisions of SFAS No. 13, “Accounting for Leases,” as amended. Our future off-balance sheet non-cancelable operating lease obligations are discussed in Note (7) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2009 Form 10-K.
The following table summarizes our contractual obligations for both short-term and long-term obligations as of June 27, 2009:

	Payments due by period
						More
		Less than		1 – 3	3 – 5	than 5
	Total	1 year		years	Years	years	Other
	(in thousands of dollars)

Short-Term Debt	$1,750	$1,750		None	None	None	None

Long-Term Debt, Current and Non-Current Portions *	$187	$90		$97	None	None	None

Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company **	$19,372		**	**	**	**	$19,372 **

OTHER CONTRACTUAL OBLIGATIONS:

Operating Leases — see also Note (7) of the Notes to Consolidated Financial Statements	$1,697	$548		$566	$400	$183	None

Minimum payments under third- party logistics distribution services contract	$3,624	$1,362		$2,262	None	None	None

Minimum royalty payments under product licensing programs	$2,295	$650		$1,405	$240	None	None

Purchase obligations in the ordinary course of business ***	$35,264	$35,264		None	None	None	None

OFF-BALANCE SHEET ARRANGEMENTS:

None

*	Interest has been excluded from the amount shown under Long-Term Debt, Current and Non-Current Portions above. The interest amounts were deemed immaterial.

**	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company as of June 27, 2009 represented accrued cumulative future obligations under our Associates’ Retirement Plan of approximately $12,111; accrued cumulative future obligations under our Supplemental Retirement Plan of approximately $6,782; accrued cumulative future obligations from employee salary withholdings under our salary deferred compensation plan of approximately $369; and accrued life insurance benefits of approximately $110. The timing of future cash outflows related to most of these obligations is not readily determinable, as it is primarily dependent upon the annual actuarially-determined qualified pension plan contributions as well as the timing of future associate retirements.

***	We acquire inventory and merchandise in the ordinary course of business, issuing both purchase orders and, to a lesser extent, letters of credit to acquire merchandise from our suppliers. Commitments in the ordinary course of business outstanding as of June 27, 2009 are included above. There were no material outstanding commitments other than those represented as part of our ordinary course of business.
The Board of Directors declared a special cash dividend of $0.25 per common share payable on June 15, 2009 to shareholders of record at the close of business on June 1, 2009. The Board also adopted a cash dividend policy, under which a quarterly dividend of $0.05 per share (totaling $0.20 per year) will be paid on the Company’s common shares beginning in the fourth quarter of calendar year 2009. Future dividends will be dependent on the earnings, financial condition, shareholders’ equity levels, cash flow and business requirements of the Company, as determined by the Board of Directors.
Other Matters Relevant to Financial Condition and Results of Operations
Licensing Agreement for European Distribution
In fiscal 2008, we terminated the licensing agreement for the sale, marketing and sourcing of our slipper product brands in Europe with a subsidiary of a British comfort footwear and apparel firm. The annual royalty fees resulting from this agreement were not significant to the overall operations of our business. We reported $50 thousand and $146 thousand for fiscal 2008 and fiscal 2007, respectively, as royalty payments received from the licensee under this licensing agreement.
Critical Accounting Policies and Use of Significant Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires that we make certain estimates. These estimates can affect reported revenues, expenses and results of operations, as well as the reported values of certain assets and liabilities. We make these estimates after gathering as much information from as many resources, both internal and external, as are available at the time. After reasonably assessing the conditions that exist at the time, we make these estimates and prepare consolidated financial statements accordingly. These estimates are made in a consistent manner from period to period, based upon historical trends and conditions and after review and analysis of current events and circumstances. We believe these estimates reasonably reflect the current assessment of the financial impact of events whose actual outcomes will not become known to us with certainty until sometime in the future.
The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes (1) (a) through (1) (v) of the Notes to Consolidated Financial Statements in this 2009 Form 10-K.

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
Allowances for returns, promotions, cooperative advertising and other sales incentives were not material to the overall financial position as reported at the end of fiscal 2009 and fiscal 2008. The estimates established for these allowances at the end of these reporting periods reflect the downward trend that has resulted from our ongoing efforts of collaborating closely with key retailing partners to offer the appropriate in-season consumer promotions and sales incentives to achieve mutually satisfactory sell-through rates, thus reducing or eliminating returns. As of June 27, 2009, our allowance for returns was approximately $1.1 million. A hypothetical change of 10 percent in our returns allowance would have an impact on income from continuing operations before income taxes of approximately $110 thousand. As of June 27, 2009, our allowance for promotions, cooperative advertising and other sales incentives was $1.2 million. A hypothetical change of 10 percent in this allowance would have an impact on income from continuing operations before income taxes of $120 thousand.
Due to the continuing seasonal nature of our business and the current economic climate, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations could be different than those estimates noted above.
We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for doubtful accounts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which are subjective and requires certain assumptions. Actual charges and allowances for uncollectible amounts in prior periods were not material. As of June 27, 2009, our allowance for doubtful accounts was $427 thousand.
(b) We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. At the end of fiscal 2009 and the end of fiscal 2008, we estimated the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $220 thousand and $97 thousand, respectively. The increase from fiscal 2008 to fiscal 2009 reflected our on-going initiatives to properly manage our inventory investment, particularly with the newer Terrasoles* and Superga** brands.

(c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carryforward position, and our projections of future profits. We recorded a valuation allowance when it was more likely than not that some portion or all of our deferred tax assets would not be realized. Accordingly, beginning with year-end fiscal 2003, we established a valuation allowance against the value of those deferred tax assets. At that time, there was not sufficient evidence that future taxable income would be generated to offset these deferred deductible items. Accordingly, our valuation allowance against the net deferred tax assets was $18.3 million at the end of the 2006 transition period.
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
As a result of the Company’s disposal of its ownership of Fargeot in July 2007, the Company incurred a capital loss, and it was able to utilize part of this loss to offset prior year capital gains. The portion of the capital loss, which could not be utilized in fiscal 2009 or in fiscal 2008, is included as a capital loss carryforward. This capital loss deferred tax asset is subject to expiration after five years as a carryforward item, with any realization permitted only by offsetting against future capital gains generated by the Company. Approximately $482 thousand of this capital loss remains without any immediate offsetting capital gain expected at June 27, 2009. Accordingly, all of the $482 thousand has been reserved through a valuation allowance established at the end of fiscal 2009.
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
We had no tax contingency reserve at the end of fiscal 2009 and fiscal 2008, since there were not any significant outstanding exposures, which existed, as determined by management, at either the state or federal tax levels. During fiscal 2007, we settled with the IRS certain open issues associated with the IRS’ examination of fiscal 2001 and fiscal 2002 and recorded $338 thousand as expense in the results from continuing operations in fiscal 2007 related to this settlement.
(d) We make estimates of the future costs associated with restructuring plans related to operational changes announced during the year. These estimates are based upon the anticipated costs of employee separations; an analysis of the impairment in the value of any affected assets; anticipated future costs to be incurred in settling remaining lease obligations, net of any anticipated sublease revenues; and other costs associated with the restructuring plans. While we believe restructuring activities and all related costs incurred in fully implementing the Company’s current model have been completely achieved by the Company, changes in business conditions going forward may necessitate future restructuring costs.
(e) We sponsor a noncontributory retirement plan for the benefit of salaried and nonsalaried employees, the Associates’ Retirement Plan (“ARP”). Effective as of close of business day on March 31, 2004, the ARP was frozen and has remained frozen since that time. We also sponsor a Supplemental Retirement Plan (“SRP”) for certain officers and other key employees as designated by our Board of Directors. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits. Effective as of close of business day on March 31, 2004, the SRP was frozen; however, effective as of January 1, 2005, the SRP was unfrozen with respect to two “reactivated participants” who had been participants in the SRP prior to March 31, 2004 and were designated by our Board of Directors. Effective as of January 1, 2005, pension benefit accruals resumed for the reactivated participants. From and after March 31, 2004, (a) no new individual may become a participant in the SRP; (b) except with respect to the reactivated participants, no additional pension benefits will accrue; and (c) benefits will begin to be distributed no earlier than the date a participant terminates employment with the Company.

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
The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, we utilize differing bond portfolios to estimate the discount rates for the defined benefit plans. The weighted average discount rate used to determine the defined benefit plans obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefit plans’ expense for the following fiscal year. The long-term rate of return for defined benefit plans’ assets is based on our historical experience, the defined benefit plans’ investment guidelines and our expectations for long-term rates of return. The defined benefit plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected discount rate would decrease our fiscal 2009 pretax earnings by approximately $167 thousand, and it would increase our total pension liability by approximately $3.5 million.
We establish assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified ARP. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified ARP. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year end, and we monitor these assumptions over the course of the fiscal year.
Expected rate of return on pension plan assets is also an important element of plan expense. In fiscal 2009, we used 8.25 percent as the rate of return on pension plan assets. To determine the rate of return on plan assets, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. Our ARP’s assets allocation as of June 27, 2009, the measurement date for fiscal 2009, was approximately 72 percent in domestic and foreign equity investments, 6 percent in domestic fixed income securities, 20 percent in hedge fund investments, and 2 percent in cash investments. This asset allocation was in line with our investment policy guidelines. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected rate of return on pension plan assets would lower our fiscal 2009 pre-tax earnings by approximately $177 thousand.

(f) With the adoption of SFAS No. 123 (revised), “Shared-Based Payment,” on January 1, 2006, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of the grant, we apply the Black-Scholes option-pricing model in any stock option grants. Where restricted stock units are granted, the fair value of the grant is determined based on the market value of the underlying common shares at the date of grant and is adjusted for anticipated forfeitures based on our historical experience and management judgment. In fiscal 2009, fiscal 2008 and fiscal 2007, the vast majority of equity-based grants made by the Company were in the form of restricted stock units. No stock options were granted in fiscal 2009.
(g) There are various other accounting policies that also require management’s judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (1) (v) of the Notes to Consolidated Financial Statements.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
See Note 1 (v) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2009 Form 10-K for a description of recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of the Company’s Bank Facility. At June 27, 2009, we had no borrowings outstanding under the Bank Facility. Based on projected future funding needs for the next 12-month period, we do not expect any significant borrowings under our Bank Facility. We typically do not hedge our exposure to floating interest rates.
Interest rate changes impact the level of earnings for short-term investments; changes in long-term interest rates also affect the measurement of pension liabilities performed on an annual basis.
Market Risk Sensitive Instruments — Foreign Currency
Substantially all of our sales were conducted in North America and denominated in U.S. Dollars during fiscal 2009. For any significant sales transactions denominated in other than U.S. Dollars, we have generally followed the practice of hedging against currency exposure on a short-term basis, using foreign exchange contracts as a means to protect our operating results from adverse currency fluctuations. At the end of fiscal 2009, fiscal 2008 and fiscal 2007, the Company did not have any such foreign exchange contracts outstanding.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
R.G. Barry Corporation:
We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of June 27, 2009 and June 28, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended June 27, 2009, June 28, 2008 and June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of June 27, 2009 and June 28, 2008, and the results of their operations and their cash flows for the years ended June 27, 2009, June 28, 2008 and June 30, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Columbus, Ohio
September 8, 2009

R.G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	June 27, 2009	June 28, 2008
ASSETS

Current assets:
Cash and cash equivalents	$14,259	$14,210
Short-term investments	24,977	11,870
Accounts receivable:
Trade (less allowance of $2,725 and $1,885, respectively)	9,243	11,744
Other	260	909
Inventory	8,499	10,842
Deferred tax assets-current	2,621	4,344
Prepaid expenses	723	1,557

Total current assets	60,582	55,476

Property, plant and equipment, at cost	11,254	10,059
Less accumulated depreciation and amortization	7,511	6,910

Net property, plant and equipment	3,743	3,149

Deferred tax assets-noncurrent	7,685	6,111
Other assets	3,073	3,207

Total assets	$75,083	$67,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term notes payable	$1,750	$2,200
Current installments of long-term debt	90	84
Accounts payable	3,887	4,164
Accrued expenses	3,979	3,303

Total current liabilities	9,706	9,751

Long-term debt, excluding current installments	97	187
Accrued retirement costs and other	19,372	11,976

Total liabilities	29,175	21,914

Commitments and contingencies (note 19)	—	—

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series II Junior Participating Class A shares and 1,000 Class B shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,722 and 10,548 shares, respectively (excluding treasury shares of 1,008 and 1,005, respectively)	10,722	10,548
Additional capital in excess of par value	16,940	15,763
Accumulated other comprehensive loss	(11,049)	(5,352)
Retained earnings	29,295	25,070

Total shareholders’ equity	45,908	46,029

Total liabilities and shareholders’ equity	$75,083	$67,943

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Fiscal Years Ended June 27, 2009, June 28, 2008 and June 30, 2007
(in thousands, except per share data)

	2009	2008	2007

Net sales	$113,817	$109,499	$105,332
Cost of sales	70,350	64,520	63,561

Gross profit	43,467	44,979	41,771
Selling, general and administrative expenses	32,971	32,126	30,367
Gain on insurance recovery	—	(1,362)	—
Gain on disposal of land	—	—	(878)
Restructuring and asset impairment charges	—	—	179

Operating profit	10,496	14,215	12,103
Interest income	779	708	473
Interest expense	(109)	(123)	(639)
Other income	15	50	146

Income from continuing operations, before income tax	11,181	14,850	12,083
Income tax expense (benefit)	4,189	5,065	(13,652)

Earnings from continuing operations	6,992	9,785	25,735
Loss from discontinued operations, net of income taxes	—	—	(590)

Net earnings	$6,992	$9,785	$25,145

Earnings per common share: continuing operations
Basic	$0.66	$0.93	$2.55

Diluted	$0.65	$0.92	$2.46

Loss per common share: discontinued operations
Basic	$—	$—	$(0.06)

Diluted	$—	$—	$(0.06)

Net earnings per common share
Basic	$0.66	$0.93	$2.49

Diluted	$0.65	$0.92	$2.40

Weighted average number of common shares outstanding
Basic	10,633	10,469	10,089

Diluted	10,737	10,691	10,462

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Fiscal Years Ended June 27, 2009, June 28, 2008 and June 30, 2007
(in thousands)

		Additional	Accumulated
		capital in	other	Retained	Net
	Common	excess of par	comprehensive	earnings	shareholders’
	shares	value	income (loss)	(deficit)	equity

Balance at July 1, 2006	$10,017	$13,192	$(4,353)	$(9,860)	$8,996

Comprehensive income:
Net earnings	—	—	—	25,145	25,145
Other comprehensive income:
Foreign currency translation adjustment	—	—	138	—	138
Pension liability adjustment, net of tax	—	—	407	—	407

Total comprehensive income					25,690

Effect of applying SFAS No. 158, net of tax	—	—	(160)	—	(160)

Stock-based compensation expense	—	621	—	—	621
Stock options exercised	335	733	—	—	1,068

Balance at June 30, 2007	$10,352	$14,546	$(3,968)	$15,285	$36,215

Comprehensive income:
Net income	—	—	—	9,785	9,785
Other comprehensive loss:
Foreign currency translation adjustment	—	—	(365)	—	(365)
Pension liability adjustment, net of tax	—	—	(1,019)	—	(1,019)

Total comprehensive income					8,401

Stock-based compensation expense	—	698	—	—	698
Stock-based compensation tax benefit realized	—	70	—	—	70
Restricted stock units vested and stock options exercised	196	449	—	—	645

Balance at June 28, 2008	$10,548	$15,763	$(5,352)	$25,070	$46,029

Comprehensive income:
Net earnings	—	—	—	6,992	6,992
Other comprehensive loss:
Pension liability adjustment, net of tax	—	—	(5,742)	—	(5,742)

Total comprehensive income					1,250

Incremental effect of applying SFAS No. 158 measurement date change, net of tax	—	—	45	(86)	(41)

Stock-based compensation expense	—	938	—	—	938
Stock-based compensation tax benefit realized	—	(5)	—	—	(5)
Restricted stock units vested and stock options exercised	174	244	—	—	418
Dividend declared at $0.20 per common share	—	—	—	(2,681)	(2,681)

Balance at June 27, 2009	$10,722	$16,940	$(11,049)	$29,295	$45,908

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION
Consolidated Statements of Cash Flows
Fiscal Years Ended June 27, 2009, June 28, 2008 and June 30, 2007
(in thousands)

	2009	2008	2007
Operating activities:
Net earnings	$6,992	$9,785	$25,145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	775	641	560
Deferred income tax expense (benefit)	3,495	4,602	(14,593)
Non-cash impairment losses	—	—	1,240
Loss (gain) on disposal of property, plant and equipment, net	—	19	(839)
Stock-based compensation expense	938	698	621
Changes in:
Accounts receivable	3,150	(5,783)	(2,016)
Inventory	2,342	3,797	9,795
Prepaid expenses and other assets	968	(632)	116
Accounts payable	(282)	(3,279)	(426)
Accrued expenses	609	(158)	(3,143)
Accrued retirement cost, net	(1,520)	(1,198)	(231)
Other liabilities	(212)	195	(164)

Net cash provided by operating activities	17,255	8,686	16,065

Investing activities:
Purchase of short-term investments, net	(13,107)	(11,870)	—
Purchases of property, plant and equipment	(1,365)	(1,571)	(633)
Proceeds from sale of subsidiary and other, net	—	73	890

Net cash (used in) provided by investing activities	(14,472)	(13,368)	257

Financing activities:
Repayment of short-term and long-term debt	(534)	(79)	(277)
Excess tax benefit from exercise of stock options	(5)	70	—
Proceeds from common shares issued	486	694	1,137
Dividends paid	(2,681)	—	—

Net cash (used in) provided by financing activities	(2,734)	685	860

Effect of exchange rates on cash and cash equivalents	—	—	37

Net increase (decrease) in cash and cash equivalents	49	(3,997)	17,219

Cash and cash equivalents at the beginning of the year	14,210	18,207	988

Cash and cash equivalents at the end of the year	$14,259	$14,210	$18,207

Supplemental cash flow disclosures:
Interest paid	$119	$23	$684
Income taxes paid, net of taxes refunded	636	353	742
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(1)	Summary of Significant Accounting Policies
(a)	Principal Business Activity
R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries for the applicable periods, in designing, sourcing, marketing and distributing accessory footwear products. The Company defines accessory footwear as a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. Its products are sold in North America through department stores, chain stores, warehouse clubs, independent footwear stores and mass merchandising channels of distribution. Unless the context otherwise requires, references in these notes to consolidated financial statements to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
At the end of fiscal 2007, R.G. Barry Corporation’s Board of Directors approved a plan to sell its 100% ownership in Escapade, S.A. and its Fargeot et Compagnie, S.A subsidiary (collectively, “Fargeot”). As a result of this action and consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations for Fargeot have been reported as discontinued operations for the applicable periods reported in the Company’s Consolidated Statements of Income. Fargeot’s business was the only business reported in the Company’s Barry Comfort Europe operating segment. The sale of Fargeot was completed on July 20, 2007 as further detailed in Note (18).
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
As noted earlier, the Company’s reporting period is either a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2010	53 weeks ending July 3, 2010
Fiscal 2009	52 weeks ended June 27, 2009
Fiscal 2008	52 weeks ended June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007
(b)	Principles of Consolidation
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
Cash includes deposits with banks and other financial institutions, which are accessible at any time without prior notice or penalty. Cash equivalents include investments with maturities of three months or less.
(e)	Short-Term Investments
At June 27, 2009, as part of its cash management and investment program, the Company maintained a portfolio of $24,977 in short-term investments, including $18,520 in marketable investment securities consisting of variable rate demand notes and $6,458 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds which have individual maturity dates ranging from July to December 2009.
(f)	Inventory
Inventory is valued at the lower of cost or market as determined on the first-in, first-out (FIFO) basis, see Note (3).
(g)	Depreciation and Amortization
Depreciation and amortization expense has been computed using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense is reflected as part of selling, general and administrative expenses in the accompanying consolidated statement of income.
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
In certain circumstances, the Company sells to its customers under special arrangements, which in certain instances provide for return privileges, as well as discounts, promotions and other sales incentives. When selling under these special arrangements, the Company reduces its measurement of revenue by the estimated cost of potential future returns and allowable retailer promotions and sales incentives. The Company bases its estimates for sales returns and promotions and sales incentive allowances on current and historical trends and experience.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
Allowances established for returns were approximately $1,075 and $151 at the end of fiscal 2009 and fiscal 2008, respectively; these allowances at the end of each fiscal year were for specific spring season programs initiated with certain customers in each respective fiscal year. During fiscal 2009 and fiscal 2008, the Company recorded approximately $1,418 and $3,000, respectively, as the sales value of merchandise returned by customers.
Allowances for promotions, cooperative advertising and other sales incentives established at the end of fiscal 2009 and fiscal 2008 were approximately $1,223 and $1,500, respectively. Charges to earnings for consumer promotion, cooperative advertising and other sales incentive activities, including support for display fixtures, for fiscal 2009, fiscal 2008 and fiscal 2007 were approximately $10,592, $11,300 and $12,100, respectively.
(j)	Distribution and Warehousing Costs
Distribution and warehousing costs for finished product, including occupancy costs, are classified within selling, general and administrative expenses in the accompanying consolidated statements of income. These costs amounted to $6,089, $6,170 and $6,324 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.
(k)	Advertising and Promotion
The Company uses a variety of programs to advertise and promote the sale of its products and expenses the costs of these programs as incurred. For fiscal 2009, fiscal 2008 and fiscal 2007, advertising and promotion expenses of $2,559, $3,958 and $2,887, respectively, have been reported in selling, general and administrative expenses in the accompanying consolidated statements of income.
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
Basic earnings or loss per common share is based on the weighted average number of common shares outstanding during each reporting period. Diluted earnings per common share are based on the weighted average number of common shares outstanding as well as, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and restricted stock units. Diluted loss per common share does not include the impact of potential common shares due to the antidilutive effect of these instruments.
(n)	Comprehensive Income
Comprehensive income, consisting of net earnings , foreign currency translation adjustments and pension liability adjustments, is presented in the accompanying consolidated statements of shareholders’ equity and comprehensive income.
(o)	Translation of Foreign Currency Financial Statements
Assets and liabilities of foreign operations, when applicable, have been translated into U.S. dollars at the applicable rates of exchange in effect at the end of each fiscal years. Revenues, expenses and cash flows have been translated at the applicable weighted average rates of exchange in effect during each fiscal year.
(p)	Shareholders’ Equity
The Company adopted SFAS No. 123 (revised), “Shared-Based Payment,” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of the stock-based compensation is accounted for as an equity instrument. The Amended and Restated 2005 Long-Term Incentive Plan (the “2005 Plan”), is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate, as described in further detail in Note (11). The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the approval of the 2005 Plan.
Prior to fiscal 2007, the Company did not recognize a tax benefit related to the stock-based compensation expense because the Company had established a valuation allowance against its net deferred tax assets. In the second quarter of fiscal 2007, the Company reversed this tax valuation allowance. During fiscal 2009 and fiscal 2008, the Company recognized excess state and local tax benefits of $5 and $70, respectively, associated with stock-based compensation and recognized this excess benefit as an addition to the paid-in capital account.
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

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(q)	Fair Value Measurements
On June 29, 2008, the Company adopted the provisions FASB Statement No. 157, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements (Note 2). FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of Statement 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
On June 28, 2009, the Company will be required to apply the provisions of Statement 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect any material impact in applying these provisions on its financial position and results of operations.
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which was effective immediately. FSP FAS 157-3 clarifies the application of Statement 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company held no investments where the guidance provided by FSP FAS 157-3 would have been applicable in its determination of estimated fair values during 2009.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.
(r)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
In accordance with SFAS 144, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the individual assets within the group exceeds its fair value. Assets to be disposed of would be presented separately in the consolidated balance sheets, reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(s)	Allowances Granted to Resellers
The Company provided consideration to customers in the form of discounts and other allowances which were reflected as a reduction of net sales of approximately $9,340, $9,918 and $11,027 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.
(t)	Interest and Penalties Associated with Income Tax
The Company’s policy is to recognize and classify any interest and penalties associated with a tax authority assertion of the Company’s income tax liabilities as part of its income tax expense.
(u)	Subsequent Events Measurement Date
The Company monitored and evaluated any subsequent events for footnote disclosures in or adjustments required in its consolidated financial statements for fiscal 2009 through September 8, 2009, the date on which the its consolidated financial statements were filed as part of the 2009 Form 10-K.
(v)	Recently Issued Accounting Standards
In April 2008, the FASB issued FASB Staff Position (“FSP’) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect any material impact of adopting FSP FAS 142-3 on its financial position and results of operations.
In December 2007, the FASB released SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No.151” (“SFAS 160”). These standards become effective for fiscal years beginning on or after December 15, 2008, and they provide guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards became effective for the Company’s fiscal year beginning on June 28, 2009. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies”. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) will be applied on a prospective basis while SFAS 160 will be applied retroactively; neither standard will have an effect on the Company’s historical financial position or its results of operations.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 is an amendment to SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP becomes effective for fiscal years ending after December 15, 2009 and is not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this FSP is permitted. Since the FSP deals only with disclosure guidance, the application of the provisions of FSP FAS 132(R)-1 will not have an effect on the Company’s financial position or its results of operations.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 111 which amends and replaces Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”. Topic 5.M. (as amended) maintains the SEC staff’s previous views related to equity securities and also amends Topic 5.M. to exclude debt securities from its scope.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This SFAS sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and requires a date be identified in the Company’s financial statement disclosures through which any subsequent events have been monitored and evaluated by the Company for disclosure or adjustment purposes to its financial statements for the period. This disclosure requirement has no effect on the Company’s financial position or its results of operations (see Note 1(u)).
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Standards.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”). This Statement establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective for reporting periods beginning on July 1, 2009 and forward, technical references to authoritative GAAP will be referenced to the FASB Accounting Standards Codification, in lieu of reference to individual SFAS pronouncements. Since this change impacts disclosure references only, it will have no effect on the Company’s financial position or its results of operations.
(2)	Fair Value Measurements
Fair Value of Financial Instruments
Cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, as reported in the consolidated financial statements approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company’s long-term debt is disclosed in Note 6.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
Fair Value Hierarchy
The Company adopted SFAS 157 on June 29, 2008 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value and items for which the fair value option has been elected) at June 27, 2009:

Fair Value Measurements at Reporting Date Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 27	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$18,520	0	18,520	0

Total	$18,520	0	18,520	0

The financial statements as of and for the year ended June 27, 2009 do not include any nonrecurring fair value measurements relating to assets or liabilities for which the Company has adopted the provisions of SFAS 157. All nonrecurring fair value measurements for 2009 involved nonfinancial assets and the Company will not adopt the provisions of SFAS 157 for nonrecurring fair value measurements involving nonfinancial assets and nonfinancial liabilities until June 28, 2009 as discussed in Note 1(q).
(3)	Inventory
Inventory by category at June 27, 2009 and June 28, 2008 consisted of the following:

	2009	2008

Raw materials	$90	$72
Finished goods	8,409	10,770

Total Inventory	$8,499	$10,842

Inventory is presented net of raw material write-downs of $4 and $32 at the end of fiscal 2009 and fiscal 2008, respectively; and finished goods write-downs of $216 and $65 at the end of the same reporting periods, respectively. Inventory write-downs recognized as a part of cost of sales were $1,069, $430 and $1,246 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(4)	Property, Plant and Equipment
Property, plant and equipment at cost at June 27, 2009 and June 28, 2008 consisted of the following:

			Estimated
	2009	2008	life in years

Land and improvements	$267	$392	5-15
Buildings and improvements	3,534	3,424	5-45
Machinery and equipment	6,264	5,359	2-10
Leasehold improvements	1,146	621	2-6
Construction in progress	43	263

Total property, plant and equipment	$11,254	$10,059
Less total accumulated depreciation	7,511	6,910

Net property, plant and equipment	$3,743	$3,149

(5)	Intangible Trademark, Patent Assets and Licensing Fees
Intangible trademark, patent assets and licensing fees included the following at June 27, 2009 and June 28, 2008:

	2009	2008

Trademarks, patents and licensing fees, at cost	$1,003	$951
Less accumulated amortization	(644)	(454)

Trademarks, patents and licensing fees, net	$359	$497

The Company recognized trademark, patent and licensing fee amortization expense of $190 and $201 in fiscal 2009 and fiscal 2008, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying consolidated statement of income.
Based on the Company’s amortization methods, remaining net trademark, patent and licensing fee costs will be recognized as amortization expense of $185, $106, $31, $26 and $11 in each of the next five years, respectively. The Company would accelerate the expensing of these costs should circumstances change and an impairment condition be determined for trademarks or patents that have a remaining value.
(6)	Short-term Notes Payable and Long-term Debt
The Company is party to an unsecured credit facility with The Huntington National Bank (“Huntington”). The original facility dated March 29, 2007 was modified on June 26, 2009. Under this second modification of the Bank Facility, Huntington is obligated to advance the Company funds for a period of two and a half years ending with December 31, 2011, subject to a one-year renewal option thereafter, up to the following amounts:

	July to December	January to June
Fiscal 2010	$12,000	$5,000
Fiscal 2011	$10,000	$5,000
Fiscal 2012	$8,000

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The terms of the Bank Facility require the Company to satisfy certain financial covenants including (a) satisfying a minimum fixed charge coverage ratio of not less than 1.25 to 1.0 which is calculated on a trailing 12 months basis, and (b) maintaining a consolidated net worth of not less than $44,000, increased annually by 50% of the Company’ consolidated net income after June 28, 2009. The Bank Facility must be rested for 30 consecutive days beginning in February of each year. Also, the borrowing under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable plus 50% of its eligible inventory at any one time. As of June 27, 2009, the Company was in compliance with these financial covenants.
The Bank Facility provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate value of up to $1,500. The aggregate dollar amount of outstanding letters of credit is deducted from the available balance under the Bank Facility. At June 27, 2009, the Company had $6,842 available under the Bank Facility, which was reduced by the aggregate amount of letters of credit outstanding.
The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 2.75%. The applicable interest rate on the Bank Facility at June 27, 2009 was 3.06% assuming a 30-day LIBOR rate of .31% on that date. Additionally, the modified agreement requires the Company to pay a quarterly unused line fee at the rate of 3/8% of the average unused Bank Facility balance. During fiscal 2009, the Company did not use its Bank Facility and incurred unused line fees of approximately $22. The Company incurred a commitment fee of approximately $43 on the loan modification effective as of June 26, 2009; this fee will be amortized over the future term of the Bank Facility.
At June 27, 2009 and June 28, 2008, short-term notes payable of $1,750 and $2,200, respectively, consisted exclusively of the borrowings against the cash surrender value of certain life insurance policies with an interest rate of 3.25%, as discussed further in Note (15).
The Company and its co-founder, the mother of the Company’s non-executive chairman (“chairman”), entered into an agreement in August 2005 whereby she transferred all of her product designs and patent rights to the Company and released all unpaid claims that would have accrued under a previous agreement. Under the August 2005 agreement, the Company is obligated to make 24 quarterly payments of $25 each on the last business day of every October, January, April and July until the last business day in April 2011. Since the death of the chairman’s mother in February 2007 and through March 24, 2008, the Company made the quarterly payments with respect to the agreement to the successor trust of which the chairman is the trustee and beneficiary. On March 24, 2008, the chairman assigned the remaining payment rights under the agreement to a fund established with a philanthropic organization. As of June 27, 2009 and listed as “Other note” in the table below, the Company reported $90 of the then remaining liability under this agreement as current installments of long-term debt and the remaining $97 as long-term debt.
The fair value of the Company’s long-term debt is based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value. Long-term debt at June 27, 2009 and June 28, 2008 consisted of the following:

	2009	2008
Other note	$187	$271
Less current installments	90	84

Long-term debt, excluding current installments	$97	$187

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years following June 27, 2009 are as follows:

2010	$90
2011	97
2012	—
2013	—
2014	—

$187

(7)	Lease Commitments
The Company occupies certain distribution and office sales facilities and uses certain equipment under cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at June 27, 2009 is as follows:

2010	$548
2011	351
2012	215
2013	200
2014	200
Thereafter	183

$1,697

Substantially all of these operating lease agreements have no further contractual renewals and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in fiscal 2009, fiscal 2008 and fiscal 2007, reported as part of continuing operations was $1,212, $998 and $996, respectively.
(8)	Income Taxes
Income tax expense for fiscal 2009, fiscal 2008 and fiscal 2007, consisted of the following:

	2009	2008	2007
Current expense:
Federal	$216	$165	$570
Foreign	—	—	163
State	478	298	47

	694	463	780
Deferred expense (benefit)	$3,495	$4,602	$(14,593)

Total expense (benefit)	$4,189	$5,065	$(13,813)

Total (benefit) allocated to discontinued operations	$—	$—	$(161)

Total expense (benefit) on continuing operations	$4,189	$5,065	$(13,652)

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The differences between income taxes computed by applying the statutory federal income tax rate (34 percent in fiscal 2009, fiscal 2008 and fiscal 2007), and income tax expense (benefit) reported in the financial statements are:

	2009	2008	2007

Computed “expected” tax expense	$3,802	$5,049	$3,853
State income taxes expense, net of federal income tax	400	535	99
Valuation allowance	—	—	(17,792)
Deferred tax benefit true-up adjustment	—	(522)	—
Effect of IRS settlement	—	—	338
Effect of disposal of Fargeot	—	—	(387)
Other, net	(13)	3	76

Total expense (benefit)	$4,189	$5,065	$(13,813)

Total (benefit) allocated to discontinued operations	—	—	(161)

Total expense (benefit) on continuing operations	$4,189	$5,065	$(13,652)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the end of fiscal 2009 and fiscal 2008.

	2009	2008
Deferred tax assets:
Current assets	$668	$867
Accounting accruals, including self-insurance costs, vacation costs and others	825	715
Property, plant and equipment	—	91
Accrued pension costs	1,521	1,771
Pension liability adjustment	6,193	2,847
State net operating loss carryforward	10	46
U.S. Federal tax loss and alternative minimum tax credit carryforwards	1,201	4,213
Capital loss carryforward	482	482

Total deferred tax assets	$10,900	$11,032
Less valuation allowance	(482)	(482)

Deferred tax assets, net	$10,418	$10,550

Deferred tax liabilities:
Prepaid insurance	83	95
Property, plant and equipment	29	—

Total deferred tax liabilities	112	95

Net deferred tax assets	$10,306	$10,455

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
As a result of the Company’s disposal of its ownership of Fargeot in July 2007, the Company incurred a capital loss, and it was able to utilize part of this loss to offset prior year capital gains. The portion of the capital loss, which could not be utilized in fiscal 2008, is included as a capital loss carryforward. This capital loss deferred tax asset is subject to expiration after five years as a carryforward item, with any realization permitted only by offsetting against future capital gains generated by the Company. Approximately $482 of this capital loss remains without any immediate offsetting capital gain expected at June 27, 2009. Accordingly, all of the $482 has been reserved through a valuation allowance established at the end of fiscal 2008.
At the end of fiscal 2009, fiscal 2008 and fiscal 2007, there were approximately $1,757, $11,163 and $23,209, respectively, of net operating loss carryforwards available for U.S. federal income tax purposes. Due to the deferred recognition of additional paid in capital (“APIC”) created from excess tax benefits realized on the exercises and/or vesting of various equity-based compensation instruments, the net operating loss carryforwards, as measured in the Company’s tax returns, are higher than those amounts considered for book purposes. SFAS 123R requires recognition of excess tax benefits as APIC only when cash payments on taxes are directly impacted. This timing for federal income tax return purposes will not occur until all net operating loss carryforwards are completely used to offset U.S. federal income tax expense. Accordingly, net operating loss carryforwards, as measured for U.S. federal income tax return purposes, as of the end of fiscal 2009, fiscal 2008 and fiscal 2007 were $4,600, $14,030 and $25,424, respectively. Loss carryforwards in the U.S. are generally available for up to twenty years in the future. The loss carryforwards for U.S. federal income tax purposes are available and can be used to offset current year income, subject to alternative minimum corporate income tax rules, starting in fiscal 2009 and expiring through the end of fiscal 2027. The alternative minimum tax credit is eligible for indefinite carryforward treatment and will be recovered through future offset against tax liabilities, once the Company has fully utilized its net operating loss carryforwards.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not result in any adjustments to the Company’s reserve for uncertain tax positions. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions at the end of fiscal 2009 or the end of fiscal 2008. The Company does not expect a charge to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.
The Company recorded no interest or penalties during fiscal 2009 in either its consolidated statement of income or consolidated balance sheet.
The Company files a consolidated U.S. Federal income tax return and consolidated and separate company income tax returns in various federal, state and local jurisdictions. Generally, the Company is no longer subject to income tax examinations by federal, primary state or local tax authorities through the tax year ended December 31, 2004.
(9)	Accrued Expenses
Accrued expenses at June 27, 2009 and June 28, 2008 consisted of the following:

	2009	2008

Salaries and wages	$1,949	$2,044
Income taxes	59	15
Other taxes	112	106
Current pension liabilities	1,490	731
Other	369	407

	$3,979	$3,303

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(10)	Employee Retirement Plans
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As required, the Company adopted this statement effective June 30, 2007. This accounting standard required a measurement date change for pension plans to a date commensurate with the Company’s fiscal year-end. This measurement date change from the previous measurement date of March 31 was adopted during the first quarter of fiscal 2009; the following table provides a breakdown of the incremental effect of applying this required measurement date change on individual line items in the accompanying consolidated balance sheet at June 27, 2009:

	Before	Effect of	After
Incremental effect of applying SFAS No. 158	application of	applying	application of
measurement date change	SFAS No. 158	SFAS No. 158	SFAS No. 158
Assets:
Deferred tax assets-noncurrent	$7,661	$24	$7,685

Liabilities and shareholders’ equity:
Accrued retirement cost and other	$19,307	$65	$19,372
Accumulated other comprehensive loss	(11,094)	45	(11,049)
Retained earnings	29,381	(86)	29,295

Total liabilities and shareholders’ equity affected	$37,594	$24	$37,618

The Company maintains a tax qualified pension plan, the Associates’ Retirement Plan (“ARP”), as well as a tax nonqualified pension plan, the Supplemental Retirement Plan (“SRP”). Effective as of close of business day on March 31, 2004, the ARP was frozen. The Company intends to fund the minimum amounts required under the Employee Retirement Income Security Act of 1974 (ERISA). The Company also sponsors the SRP for certain officers and other key employees as designated by R.G. Barry Corporation’s Board of Directors. The SRP is unfunded, noncontributory and provides for the payment of monthly retirement benefits. Benefits are based on a formula applied to the recipients’ final average monthly compensation, reduced by a certain percentage of their social security benefits. For certain participants, the SRP provides an alternative benefit formula for years worked past the normal retirement age assumed by the SRP. Effective as of close of business day on March 31, 2004, the SRP was frozen. Effective as of January 1, 2005, the SRP was unfrozen with respect to two “reactivated participants” who had been participants in the SRP prior to March 31, 2004 and were designated by R.G. Barry Corporation’s Board of Directors. Effective as of January 1, 2005, pension benefit accruals resumed for the reactivated participants. From and after March 31, 2004, (a) no new individual may become a participant in the SRP; (b) except with respect to the reactivated participants, no additional pension benefits will accrue; and (c) benefits will begin to be distributed no earlier than the date a participant terminates employment with the Company. In December 2008, the SRP was amended to provide the remaining active participant with an election option for a lump sum payment at the time of retirement. This election option was subsequently exercised and payment occurred in late August 2009. This anticipated lump sum payment of approximately $748 has been included in the short-term portion of pension liability at June 27, 2009 as part of accrued expenses described in Note (9).

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The funded status of the ARP and the SRP and the accrued retirement costs, measured on June 27, 2009 and March 31, 2008, as recognized at June 27, 2009 and June 28, 2008, respectively, were:

	Associate Retirement		Supplemental Retirement
	Plan		Plan
	2009	2008	2009	2008
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$29,433	$31,024	$8,200	$8,568
Service cost	—	—	45	45
Interest cost	1,895	1,798	525	494
Plan amendments	—	—	19	—
Actuarial loss (gain)	763	(1,215)	325	(240)
Benefits paid	(2,237)	(2,174)	(816)	(667)
Adjustment for change in measurement date	(84)	—	(26)	—

Benefit obligation at year-end	$29,770	$29,433	$8,272	$8,200

Change in plan assets:
Fair value of plan assets at the beginning of the year	$25,052	$27,074	$—	$—
Actual return on plan assets	(4,886)	(910)	—	—
Contributions	415	1,308	816	667
Expenses	(214)	(246)	—	—
Benefits paid	(2,237)	(2,174)	(816)	(667)
Adjustment for change in measurement date	(471)	—	—	—

Fair value of plan assets at end of period	$17,659	$25,052	$—	$—

Funded status of the plan	$(12,111)	$(4,381)	$(8,272)	$(8,200)
Contributions made in last fiscal quarter of the year	—	394	—	171

Funded status at year-end	$(12,111)	$(3,987)	$(8,272)	$(8,029)

Noncurrent assets
Current liabilities	—	—	(1,490)	(731)
Noncurrent liabilities	$(12,111)	$(3,987)	$(6,782)	$(7,298)

Net pension liability at end of year	$(12,111)	$(3,987)	$(8,272)	$(8,029)

Amounts recognized in accumulated other comprehensive loss-pretax
Prior service costs	—	—	206	119
Net actuarial loss	$14,904	$6,110	$1,628	$1,465

Balance in accumulated other comprehensive loss at end of year-pretax	$14,904	$6,110	$1,834	$1,584

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	Associate Retirement		Supplemental Retirement
	Plan		Plan
	2009	2008	2009	2008
Other changes in plan assets and benefit obligations recognized in comprehensive income (loss)

Net actuarial loss (gain)	$9,053	$2,097	$325	$(240)
Prior service cost (credit)	—	—	19	(35)
Amortization of:	—	—	—	—
Prior service costs	—	—	(42)	—
Net actuarial loss	$(259)	$(331)	$(53)	$(61)

Total recognized in comprehensive income (loss)	$8,794	$1,766	$249	$(336)

The accumulated benefit obligation for the ARP was $29,770 and $29,433, as of June 27, 2009 and June 28, 2008, respectively. The accumulated benefit obligation for the SRP was $8,206 and $8,143, as of June 27, 2009 and June 28, 2008, respectively.
At June 27, 2009, expected benefit payments to plan participants from the ARP and to participants in the SRP for each of the next five years and the five-year period thereafter in the aggregate are:

	Associate	Supplemental
	Retirement Plan	Retirement Plan
2010	$2,253	$1,490
2011	2,299	730
2012	2,310	723
2013	2,337	715
2014	2,341	742
2015-2019	11,761	3,419

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	2009	2008	2007
Weighted average assumptions used to determine net costs for both the ARP and the SRP:
Discount rate	6.69%	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.50%	8.50%

Components of Net Periodic Benefit Cost:
Service cost	$45	$45	$75
Interest cost	2,420	2,292	2,262
Expected return on plan assets	(2,204)	(2,157)	(1,964)
Net amortization	285	426	426

Total pension expense	$546	$606	$799

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.42%	6.69%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%
The estimated net actuarial loss, prior service cost and transition obligation (asset) for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal 2010 are $639, $42 and $0, respectively.
The qualified ARP is funded on a periodic basis as required under ERISA/IRS guidelines. The general principles guiding investment of pension plan assets are those embodied under ERISA. These principles include discharging the Company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for the Company’s pension plan assets are to optimize the long-term return on plan assets while maintaining an acceptable level of risk, diversify assets among asset classes and investment styles, and maintain a long-term focus. The plan asset allocation shown below is consistent with the Company’s investment policy objectives. With the assistance of a consulting firm, the plan fiduciaries are responsible for selecting investment managers, setting asset allocation targets and monitoring asset allocation and investment performance. The qualified plan assets invested as of the measurement date for fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007
Cash and equivalents	2%	2%	2%
Domestic equities	48%	48%	50%
Domestic fixed income securities	6%	9%	8%
Foreign equities	24%	25%	26%
Hedge funds	20%	16%	14%

Total pension plan assets invested	100%	100%	100%

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The expected return on plan assets used in the pension computations for the qualified ARP is based on management’s best judgment of future anticipated performance of those invested assets based on past long-term experience and judgment on how future long-term performance will occur.
The Company’s nonqualified SRP is unfunded and payments, as required, are made when due from the Company’s general funds. In fiscal 2010, the Company anticipates total payments of $2,559 related to its unfunded, nonqualified SRP and payment contributions to its funded, qualified ARP.
The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, the Company utilizes differing bond portfolios to estimate the discount rates for the defined benefit plans. The weighted average discount rate used to determine the defined benefit plans obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefit plans expense for the following fiscal year.
The Company sponsors a 401(k) plan for all its eligible salaried and nonsalaried employees (other than employees of its non-domestic subsidiaries). Effective January 1, 2005, the Company adopted a 3% non-contributory Safe Harbor 401 provision for all eligible plan participants. In the fourth quarter of fiscal 2007, R.G. Barry Corporation’s Board of Directors approved a discretionary, one-time contribution of 1% of eligible pay to all 401(k) plan participants. This contribution was deemed a profit sharing contribution as established in the 401(k) plan guidelines. The Company’s contributions in cash to the 401(k) plan, including the one-time contribution payment, as applicable, were $278, $256 and $323, for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.
(11)	Shareholders’ Equity
As of June 27, 2009, there were approximately 136 employees and nine non-employee directors who were eligible to participate in the 2005 Plan.
The 2005 Plan authorizes the issuance of 500,000 common shares, plus:
•	the number of common shares that were authorized to be the subject of awards under the 1997 Incentive Stock Plan (the “1997 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”), which plans were terminated as to new awards on May 20, 2005, but as to which awards had not been made as of May 20, 2005; and
•	any common shares underlying awards granted under the 1997 Plan and the 2002 Plan, which are forfeited after May 20, 2005.
In addition, no more than 500,000 common shares will be available for the grant of incentive stock options under the 2005 Plan. At June 27, 2009, the number of common shares available for grant was 0, 126,000 and 84,000 common shares pursuant to the 2005 Plan and through the rollover terms of the 2005 Plan, the 2002 Plan and the 1997 Plan, respectively.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The selection of participants and the nature and size of awards granted under the 2005 Plan is within the discretion of the Compensation Committee of R.G. Barry Corporation’s Board of Directors (the “Committee”) or the full Board of Directors, in the case of grants to non-employee directors of R.G. Barry Corporation. The 2005 Plan provides for the following types of grants, each as defined in the 2005 Plan:
•	nonqualified stock options (“NQs”) and incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code of 1986, as amended;

•	stock appreciation rights;

•	restricted stock and restricted stock units (“RSUs”); and

•	stock grants, stock units and cash awards.
Grants of restricted stock, RSUs, stock units and cash awards may, as determined by the Committee or the full Board of Directors, as appropriate, also be performance-based awards, as defined in the 2005 Plan.
If an award granted under the 2005 Plan is forfeited, cancelled, terminated, relinquished, exchanged or otherwise settled without the issuance of common shares or the payment of cash equal to the difference between the fair market value of the award and any exercise price, the common shares associated with that award will be available for future grants. The maximum number of common shares with respect to which awards may be issued under the 2005 Plan to any individual during any calendar year is 200,000. The common shares issued pursuant to the 2005 Plan may consist of authorized and unissued common shares or treasury shares.
Prior to the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs have been granted, some of which remain outstanding. All outstanding ISOs and NQs are currently exercisable for periods of up to ten years from the date of grant at exercise prices not less than the fair market value at the grant date of the underlying common shares.
Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted is as follows:

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price

Outstanding at July 1, 2006	556,100	552,800	$5.27

Granted	5,000	—	7.25
Exercised	(256,200)	(82,300)	3.72
Expired/Cancelled	(24,800)	(34,600)	8.08

Outstanding at June 30, 2007	280,100	435,900	$5.79

Granted	—	—	—
Exercised	(54,400)	(121,900)	3.84
Expired/Cancelled	(13,100)	(75,800)	13.09

Outstanding at June 28, 2008	212,600	238,200	$5.23

Granted	—	—	—
Exercised	(94,100)	(36,200)	3.74
Expired/Cancelled	(1,500)	(55,800)	8.38

Outstanding at June 27, 2009	117,000	146,200	$5.21

Options exercisable at June 27, 2009	114,000	146,200

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
	outstanding at	contractual	exercise	exercisable at	exercise
Range of exercise prices	June 27, 2009	life (years)	price	June 27, 2009	price

$2.51 – 5.00	133,200	2.70	$3.93	133,200	$3.93
5.01 – 0.00	130,000	3.93	6.40	127,000	6.38

	263,200			260,200

The intrinsic values of the stock options exercisable and outstanding at the end of fiscal 2009 were $652 and $653, respectively. The intrinsic value of stock options exercised during fiscal 2009 was $305.
At the end of fiscal 2009, fiscal 2008 and fiscal 2007, the stock options outstanding under these equity-based compensation plans were held by 21, 38 and 43 employees, respectively, and had expiration dates ranging from 2009 to 2016.
Under the provisions of SFAS 123R, the Company recorded, as part of selling, general and administrative expenses, $938 of stock-based compensation expense for fiscal 2009. Approximately $6 of the total stock-based compensation expense incurred during fiscal 2009 was associated with stock-based awards granted prior to adopting SFAS 123R; $932 of the total stock-based compensation expense was related to ISOs, NQs and RSUs granted since the Company adopted SFAS 123R.
Total compensation cost of stock-based awards granted but not yet vested as of June 27, 2009 was approximately $1,782, all of which relates to the compensation cost for stock-based awards issued after the adoption of SFAS 123R. The Company expects to recognize the total remaining compensation cost over the weighted-average period of approximately two years.
During fiscal 2009, the Company granted RSUs to non-employee directors of R.G. Barry Corporation and to members of its senior management. Upon vesting, the RSUs will be settled in an equivalent number of common shares. The RSUs granted to the non-employee directors will vest in full on the first anniversary of the date of the award. The RSUs awarded to the members of senior management will vest in full on the fifth anniversary of the date of the award, although twenty percent of the RSUs may vest on each of the first four anniversaries of the date of the award if the Company meets certain performance goals. The intrinsic value of RSUs that vested during fiscal 2009 was $537.
At the end of fiscal 2009, fiscal 2008 and fiscal 2007, RSUs outstanding under these equity-based compensation plans were held by 31, 28 and 11 employees, respectively, and had vesting dates ranging from 2012 to 2014. These RSU vesting dates were subject to partial acceleration on an annual basis if certain Company financial performance objectives were met for a fiscal year.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The following is a summary of the status of the Company’s RSUs as of June 27, 2009, June 28, 2008 and June 30, 2007 and activity during the fiscal year then ended:

	2009		2008		2007
		Weighted		Weighted		Weighted
		average		average		average
		grant-		grant-		grant-
		date fair		date fair		date fair
	RSUs	value	RSUs	value	RSUs	value

Unvested RSUs at beginning of the year	190,900	$7.94	85,900	$7.82	106,200	$6.18
Granted	230,600	6.27	151,700	8.65	40,800	9.64
Vested	(81,300)	7.99	(41,200)	9.36	(50,100)	6.18
Forfeited/Cancelled	(20,700)	7.69	(4,600)	7.03	(11,000)	6.18

Unvested RSUs at the end of the year	319,500	$6.86	190,900	$7.94	85,900	$7.82

(12)	Earnings per Share
The following table represents a reconciliation of the numerators and denominators of basic and dilutive, when applicable, earnings per common share from continuing operations for fiscal 2009, fiscal 2008 and fiscal 2007:

	2009	2008	2007
Numerator:

Earnings from continuing operations	$6,992	$9,785	$25,735

Denominator:
Weighted-average common shares outstanding	10,633	10,469	10,089
Effect of potentially dilutive securities: employee stock options and RSUs	104	222	373

Weighted-average common shares outstanding, assuming dilution	10,737	10,691	10,462

Basic earnings per common share — continuing operations	$0.66	$0.93	$2.55

Diluted earnings per common share — continuing operations	$0.65	$0.92	$2.46

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during that fiscal year.

	2009	2008	2007
Stock options excluded from the calculation of diluted earnings per common share	105,000	—	102,800

(13)	Preferred Share Purchase Rights
On May 1, 2009, the Board of Directors of R.G. Barry Corporation declared a distribution of one Preferred Share Purchase Right (“Right”) for each outstanding common share to shareholders of record on May 15, 2009. The Rights replaced similar rights issued in 1998, which expired on March 16, 2008. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share (a “Unit”) of Series II Junior Participating Class A Preferred Shares, par value $1 per share, at an initial exercise price of $25 per unit, subject to adjustment. The Rights initially will be attached to R.G. Barry Corporation’s common shares. The Rights will separate from the common shares and a Distribution Date will occur upon the earlier of 10 business days after a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of R.G. Barry Corporation’s outstanding common shares (“Share Acquisition Date”), other than as a result of repurchases of common shares by R.G. Barry Corporation or certain inadvertent actions by institutional or certain other shareholders, or 10 business days (or such later date as the Board of Directors of R.G. Barry Corporation shall determine) after the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15% or more of R.G. Barry Corporation’s outstanding common shares. The Rights are not exercisable until the Distribution Date.
In the event that any person becomes the beneficial owner of 15% or more of the then outstanding common shares of R.G. Barry Corporation, each holder of a Right will thereafter be entitled to receive, upon exercise, common shares of R.G. Barry Corporation (or in certain circumstances, cash, property or other securities of R.G. Barry Corporation) having a market value equal to two times the exercise price of the Right. In the event that, at any time following the Share Acquisition Date, R.G. Barry Corporation is acquired in a merger or other business combination transaction in which R.G. Barry Corporation is not the surviving corporation or 50% or more of the Company’s consolidated assets, cash flow or earning power is sold or transferred, the holder of a Right will be entitled to receive, upon exercise of the Right, the number of shares of common stock of the acquiring company which at the time of such transaction will have a market value equal to two times the exercise price of the Right.
The Rights, which do not have any voting rights, expire on May 1, 2014, and may be redeemed by R.G. Barry Corporation at a price of $0.01 per Right at any time until 10 business days following the Share Acquisition Date.
Each Class A Preferred Share entitles the holder thereof to one-tenth of one vote, while Class B Preferred Shares, should they become authorized for issuance by action of R.G. Barry Corporation’s Board of Directors, entitle the holder thereof to ten votes. The preferred shares are entitled to a preference in liquidation. None of the preferred shares have been issued.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(14)	Gain from insurance recovery
In April 2008, the Company’s leased distribution facility in Texas was struck by a tornado damaging the facility, equipment and inventory. Damages to the facility, equipment and inventory, as well as losses incurred due to business interruption were fully covered by insurance above a nominal deductible provision. This insurance coverage provided for reimbursement of the replacement cost on the facility as well as equipment. The inventory coverage provided for an amount equal to the cost plus normal profit expected in the sale for any damaged finished goods inventory. The carrying cost of finished goods inventory damaged in the storm was approximately $1,315. The Company realized a gain of $1,362 in fiscal 2008, represented by the difference between the carrying amount of the damaged inventory versus the insurance proceeds.
The Company sustained damage to the leased facility and a portion of its equipment located in that facility; this damage was insured at full replacement cost and was repaired and placed back into service in early fiscal 2009.
(15)	Related-party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,552, which is included in other assets in the accompanying consolidated balance sheets. Effective in March 2004 and continuing through most of fiscal 2009, the Company borrowed against the cash surrender value of both of these policies. One of these policy loans for $450 was repaid during the last month of fiscal 2009. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.
The Company and its co-founder, the mother of the chairman, entered into an agreement in August 2005 whereby she transferred all of her product designs and patent rights to the Company and released all unpaid claims that would have accrued under a previous agreement. Under the August 2005 agreement, the Company is obligated to make 24 quarterly payments of $25 each on the last business day of every October, January, April and July until the last business day in April 2011. Since the death of the chairman’s mother in February 2007 and through March 24, 2008, the Company made the quarterly payments with respect to the agreement to the successor trust of which the chairman is the trustee and beneficiary. On March 24, 2008, the chairman assigned the remaining payment rights under the agreement to a fund established with a philanthropic organization. As of June 27, 2009, the Company reported $90 of the then remaining liability under this agreement as current installments of long-term debt and the remaining $97 as long-term debt.
(16)	Segment Reporting
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

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
The Company primarily markets accessory footwear products, as described in Note (1). With the sale of Fargeot, the business of which is reported as discontinued operations as further described in Note (18), the Company’s business is operated now as a single operating segment, North America. Net sales as reported in the Consolidated Statements of Income relate primarily to markets in North America.
At June 27, 2009 and June 28, 2008, substantially all of the Company’s net property, plant equipment of $3,743 and $3,149, respectively, was located in North America.
For fiscal 2009, fiscal 2008 and fiscal 2007, one customer accounted for approximately 38%, 37% and 33%, respectively, of the Company’s annual consolidated net sales. A second customer accounted for 10%, 11% and 11% of the Company’s annual consolidated net sales for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.
(17)	Restructuring and Asset Impairment Charges
During fiscal 2009, fiscal 2008 and fiscal 2007, the Company did not undertake any new initiatives that resulted in restructuring charges or asset impairment charges. The aggregate of $179 in other exit costs and adjustments incurred in fiscal 2007, shown below, was related to the final exit activities with respect to the Company’s former distribution center in Mexico and costs associated with the final liquidation of the Company’s former Mexico-based subsidiaries.

	Accruals					Accruals
	July 1,	Charges in		Non-cash	Paid in	June 30,
	2006	2007	Adjustments	write-offs	2007	2007

Employee separations	$335	$—	$—	$—	$335	$—
Other exit costs	—	147	—	—	147	—
Noncancelable leases	2,909	—	32	—	2,941	—

Total restructuring	$3,244	$147	$32	$—	$3,423	$—

(18)	Disposition of Fargeot
In July 2007, the Company completed the sale of Fargeot for 350,000 Euros or approximately $480. The net value of the business at the close of fiscal 2007 was estimated at $474. The Company reported a loss from discontinued operations of $590 in fiscal 2007, which included both the results of the Fargeot operations and an impairment loss of $1,240 resulting from the sale of Fargeot.
For fiscal 2007, the operating results of Fargeot’s discontinued operations included net sales of $8,490 and a loss from discontinued operations before income tax of $751.
(19)	Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of pending legal proceedings is not expected to have a material effect on the Company’s financial position or results of operation.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per share data)
(20)	Accounts Receivable Reserves

	Balance at	Current
	Beginning	Charges to	Other		Balance at
Description	of Year	Expenses	Adjustments	Deductions	End of Year

Allowance for doubtful accounts:

Period ended:

6/27/2009	$200	$464	$—	$237	$427
6/28/2008	200	—	—	—	200
6/30/2007	110	200	—	110	200

Returns Allowance:

Period ended:

6/27/2009	$151	$1,418	$—	$494	$1,075
6/28/2008	289	3,026	(44)	3,120	151
6/30/2007	863	2,220	(48)	2,746	289

Promotions Allowance:

Period ended:

6/27/2009	$1,534	$9,879	$(484)	$9,706	$1,223
6/28/2008	1,701	10,166	(438)	9,895	1,534
6/30/2007	1,207	10,643	372	10,521	1,701

Quarterly Financial Data
(Unaudited)
(in thousands, except per share data)

	First	Second	Third	Fourth
Fiscal 2009
Net sales	$25,630	$48,853	$21,130	$18,204
Gross profit	10,160	19,284	7,086	6,937

Net earnings (loss)	1,105	6,050	123	(286)

Basic earnings (loss) per common share	0.10	0.57	0.01	(0.03)
Diluted earnings (loss) per common share	0.10	0.56	0.01	(0.03)

Weighted-average common shares outstanding:
Basic	10,595	10,609	10,622	10,705
Diluted	10,749	10,712	10,738	10,804

	First	Second	Third	Fourth
Fiscal 2008
Net sales	$32,130	$38,555	$20,326	$18,578
Gross profit	14,059	15,742	7,988	7,190

Net earnings	3,766	4,082	1,208	729

Basic earnings per common share	0.36	0.39	0.12	0.07
Diluted earnings per common share	0.35	0.38	0.11	0.07

Weighted-average common shares outstanding:
Basic	10,396	10,426	10,484	10,569
Diluted	10,677	10,640	10,663	10,736
The above information is a summary of unaudited quarterly results of operations of the Company for fiscal 2009 and fiscal 2008. The sum of the quarterly earnings (loss) per common share data in the table above may not equal the results for the applicable fiscal year due to rounding and, where applicable, the impact of dilutive securities on the annual versus the quarterly earnings (loss) per common share calculations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures .
With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer) of R.G. Barry Corporation (the “Company”), the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year covered by this 2009 Form 10-K. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President-Finance, Chief Financial Officer and Secretary have concluded that:
•	Information required to be disclosed by the Company in this 2009 Form 10-K and the other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely discussions regarding required disclosure;
•	Information required to be disclosed by the Company in this 2009 Form 10-K and the other reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC; and
•	The Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this 2009 Form 10-K.
(b) Management’s Annual Report on Internal Control Over Financial Reporting.
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepting accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company and its consolidated subsidiaries.
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of the Company and the consolidated subsidiaries of the Company, as appropriate; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company and its consolidated subsidiaries that could have a material effect on the consolidated financial statements.

With the participation by the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer) of the Company, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 27, 2009, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of June 27, 2009.
This 2009 Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this 2009 Form 10-K.
(c) Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 27, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of the Company and the Board of Directors’ nominees for election as directors of the Company at the 2009 Annual Meeting of Shareholders of the Company to be held on October 29, 2009 (the “2009 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Item 1 on Proxy)” in the Company’s definitive Proxy Statement relating to the 2009 Annual Meeting (the “Definitive 2009 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company’s fiscal 2009.
The information required by Item 401 of SEC Regulation S-K concerning the Company’s executive officers is included in the portion of Part I of this 2009 Form 10-K entitled “Supplemental Item. Executive Officers of the Registrant” and incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SHARE OWNERSHIP — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive 2009 Proxy Statement.

Procedures by which Shareholders may Recommend Nominees to the Board of Directors of R.G. Barry Corporation
Information concerning the procedures by which shareholders of the Company may recommend nominees to the Company’s Board of Directors is incorporated herein by reference from the disclosure to be included under the captions “ELECTION OF DIRECTORS (Item 1 on Proxy) — Committees of the Board — Nominating and Governance Committee” and “ELECTION OF DIRECTORS (Item 1 on Proxy) — Nominating Procedures” in the Company’s 2009 Definitive Proxy Statement. These procedures have not materially changed from those described in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders held on October 29, 2008.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Item 1 on Proxy) — Committees of the Board — Audit Committee” in the Company’s Definitive 2009 Proxy Statement.
Code of Business Conduct and Ethics; Committee Charters; Board Mission & Corporate Governance Guidelines
The Board of Directors of the Company has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of the Company and its subsidiaries, including the Company’s President and Chief Executive Officer (the principal executive officer) and Senior Vice President-Finance, Chief Financial Officer and Secretary (the principal financial officer and principal accounting officer).
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
The Company’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee as well as the Board Mission & Corporate Governance Guidelines.
The text of each of the Code of Business Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Board Mission & Corporate Governance Guidelines is posted on the “Investor Information — Board of Directors” page of the Company’s web site located at www.rgbarry.com. Interested persons may also obtain a copy of the Code of Business Conduct and Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Board Mission & Corporate Governance Guidelines without charge, by writing to the Company at its principal executive offices located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, Attention: José G. Ibarra. In addition, a copy of the Company’s Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this 2009 Form 10-K.

Item 11. Executive Compensation.
The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Company’s Definitive 2009 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Item 1 on Proxy) — Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive 2009 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE REPORT” in the Company’s Definitive 2009 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Ownership of Common Shares of R.G. Barry Corporation
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Company’s Definitive 2009 Proxy Statement, under the caption “SHARE OWNERSHIP.”
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Company’s Definitive 2009 Proxy Statement, under the caption “EQUITY COMPENSATION PLAN INFORMATION.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “TRANSACTIONS WITH RELATED PERSONS” in the Company’s Definitive 2009 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS” in the Company’s Definitive 2009 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference from the disclosure to be included in the Company’s Definitive 2009 Proxy Statement, under the captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policies and Procedures” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) The consolidated financial statements (and report thereon) listed below are included in “Item 8. Financial Statements and Supplementary Data.” of this 2009 Form 10-K at the page(s) indicated:
(a)(2) The consolidated financial statement schedule:
All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is presented in the Consolidated Financial Statements or notes thereto.
(a)(3) and (b) Exhibits:
The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this 2009 Form 10-K are filed with this 2009 Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits”. The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this 2009 Form 10-K or incorporated herein by reference.
(c) Financial Statement Schedule:
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.G. BARRY CORPORATION
Date: September 08, 2009	By:	/s/ José G. Ibarra
José G. Ibarra,
Senior Vice President-Finance, Chief Financial Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Greg A. Tunney Greg A. Tunney	President and Chief Executive Officer (Principal Executive Officer) and Director	September 08, 2009

/s/ José G. Ibarra José G. Ibarra	Senior Vice President — Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	September 08, 2009

/s/ Gordon Zacks * Gordon Zacks	Non-Executive Chairman of the Board and Director	September 08, 2009

/s/ Nicholas P. DiPaolo * Nicholas P. DiPaolo	Director	September 08, 2009

/s/ David P. Lauer * David P. Lauer	Director	September 08, 2009

/s/ Roger E. Lautzenhiser * Roger E. Lautzenhiser	Director	September 08, 2009

/s/ David L. Nichols *	Director	September 08, 2009
David L. Nichols

/s/ Janice E. Page * Janice E. Page	Director	September 08, 2009

/s/ Edward M. Stan * Edward M. Stan	Director	September 08, 2009

/s/ Thomas M. Von Lehman * Thomas M. Von Lehman	Director	September 08, 2009

/s/ Harvey A. Weinberg * Harvey A. Weinberg	Director	September 08, 2009

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-identified directors of the Registrant pursuant to Powers of Attorney executed by the above-identified directors of the Registrant, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits.

By:	/s/ José G. Ibarra	Date: September 8, 2009
José G. Ibarra
Attorney-in-Fact

R.G. BARRY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JUNE 27, 2009
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
Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.4	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 9, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.5	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 22, 1995)	Incorporated herein by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 001-08769) (“Registrant’s 1995 Form 10-K”)

3.6	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on September 1, 1995)	Incorporated herein by reference to Exhibit 3(c) to Registrant’s 1995 Form 10-K

3.7	Certificate of Amendment by Shareholders to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 30, 1997)	Incorporated herein by reference to Exhibit 4(h)(6) to Registrant’s Registration Statement on Form S-8, filed June 6, 1997 (Registration No. 333-28671)

Exhibit No.	Description	Location

3.8
Certificate of Amendment by Directors of Registrant to the Articles of Incorporation of Registrant Authorizing Series I Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on March 10, 1998)
Incorporated herein by reference to Exhibit 3(a)(7) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 001-08769) (“Registrant’s 1997 Form 10-K”)

3.9
Certificate of Amendment by Directors to the Articles of Incorporation of Registrant Authorizing the Series II Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on May 1, 2009)
Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed May 4, 2009 (File No. 001-08769) (“Registrant’s May 4, 2009 Form 8-K”)

3.10	Articles of Incorporation of Registrant (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only — not filed with the Ohio Secretary of State]	Filed herewith

3.11	Code of Regulations of Registrant	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (File No. 001-08769) (“Registrant’s July 3, 2004 Form 10-Q”)

4.1
Rights Agreement, dated as of May 1, 2009, between Registrant and The Bank of New York Mellon, as Rights Agent, including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares
Incorporated herein by reference to Exhibit 4.1 to Registrant’s May 4, 2009 Form 8-K

*10.1	R.G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-08769) (“Registrant’s 2001 Form 10-K”)

*10.2	Amendment No. 1 to the R.G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 001-08769) (“Registrant’s 2002 Form 10-K”)

Exhibit No.	Description	Location

*10.3
Amendment No. 2 to the R.G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001) for the Economic Growth and Tax Relief Reconciliation Act of 2001
Incorporated herein by reference to Exhibit 10.3 to Registrant’s 2002 Form 10-K

*10.4	Amendment No. 3 to the R.G. Barry Corporation Associates’ Retirement Plan (effective as of March 31, 2004 and executed on February 20, 2004)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 001-08769) (“Registrant’s January 2004 Form 10-K”)

*10.5	Amendment No. 4 to the R.G. Barry Corporation Associates’ Retirement Plan (executed on September 16, 2005)	Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-08769) (“Registrant’s December 2005 Form 10-K”)

*10.6	R.G. Barry Corporation Supplemental Retirement Plan (effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 001-08769) (“Registrant’s January 2000 Form 10-K”)

*10.7	Amendment No. 1 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of May 12, 1998, executed May 15, 1998)	Incorporated herein by reference to Exhibit 10.3 to Registrant’s January 2000 Form 10-K

*10.8	Amendment No. 2 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of January 1, 2000, executed March 28, 2000)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 2000 Form 10-K

*10.9	Amendment No. 3 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of March 31, 2004, executed February 20, 2004)	Incorporated herein by reference to Exhibit 10.8 to Registrant’s January 2004 Form 10-K

Exhibit No.	Description	Location

*10.10	R.G Barry Corporation Amended and Restated 2005 Supplemental Retirement Plan (amended and restated on December 18, 2008, effective as of November 20, 2008)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed December 24, 2008 (File No. 001-08769) (“Registrant’s December 24, 2008 Form 8-K”)

*10.11	Distribution Election Form (2008 Only) for Daniel D. Viren under the R.G. Barry Corporation Amended and Restated 2005 Supplemental Retirement Plan	Filed herewith

*10.12	R.G. Barry Corporation Supplemental Benefit Plans Trust (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 3, 2004 Form 10-Q

*10.13	R.G. Barry Corporation Restoration Plan (As Amended and Restated Effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (File No. 001-08769) (“Registrant’s 2008 Form 10-K”)

*10.14	Amendment No. 2 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2001, effective as of January 1, 2001)	Incorporated herein by reference to Exhibit 10.13 to Registrant’s 2008 Form 10-K

*10.15	Amendment No. 3 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2004, effective as of March 31, 2004)	Incorporated herein by reference to Exhibit 10.14 to Registrant’s 2008 Form 10-K

*10.16	R.G. Barry Corporation 2008 Restoration Plan (adopted December 18, 2008, effective as of December 31, 2008)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s December 24, 2008 Form 8-K

*10.17	Distribution Election Form (2008 only) for Daniel D. Viren under the R.G. Barry Corporation 2008 Restoration Plan	Filed herewith

*10.18	Employment Agreement, effective July 1, 2001, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.5 to Registrant’s 2001 Form 10-K

Exhibit No.	Description	Location

*10.19	Confidential Separation Agreement, dated March 10, 2004, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed March 11, 2004 (File No. 001-08769) (“Registrant’s March 11, 2004 Form 8-K”)

*10.20	Agreement, dated September 27, 1989, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 28.1 to Registrant’s Current Report on Form 8-K, dated October 11, 1989 and filed October 12, 1989 (File No. 0-12667)

*10.21	Amendment No. 1, dated as of October 12, 1994, to the Agreement between Registrant and Gordon Zacks, dated September 27, 1989	Incorporated herein by reference to Exhibit 5 to Amendment No. 14 to Schedule 13D, dated January 27, 1995, filed by Gordon Zacks on February 13, 1995

*10.22	Amended Split-Dollar Insurance Agreement, dated March 23, 1995, between Registrant and Gordon B. Zacks	Incorporated herein by reference to Exhibit 10(h) to Registrant’s 1995 Form 10-K

*10.23	R.G. Barry Corporation Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (File No. 001-08769)

*10.24	R.G. Barry Corporation Deferred Compensation Plan (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10(v) to Registrant’s 1995 Form 10-K

*10.25	Amendment No. 1 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 1, 1997, effective as of March 1, 1997)	Incorporated herein by reference to Exhibit 10.23 to Registrant’s January 2000 Form 10-K

*10.26	Amendment No. 2 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 28, 2000, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.21 to Registrant’s 2001 Form 10-K

*10.27	Amendment No. 3 to the R.G. Barry Corporation Deferred Compensation Plan (executed October 31, 2001, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.24 to Registrant’s 2002 Form 10-K

Exhibit No.	Description	Location

*10.28	Amendment No. 4 to the R.G. Barry Corporation Deferred Compensation Plan (executed February 20, 2004, effective as of February 21, 2004)	Incorporated herein by reference to Exhibit 10.29 to Registrant’s January 2004 Form 10-K

*10.29	R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 18, 1999 (Registration No. 333-81105)

*10.30	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 001-08769) (“Registrant’s December 2000 Form 10-K”)

*10.31	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.25 to Registrant’s December 2000 Form 10-K

*10.32	R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 14, 2002 (Registration No. 333-90544)

*10.33	Form of Stock Option Agreement used in connection with grant of incentive stock options pursuant to the R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.30 of Registrant’s 2002 Form 10-K

*10.34	Form of Stock Option Agreement used in connection with grant of non-qualified stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.31 of Registrant’s 2002 Form 10-K

*10.35	Amended and Restated Executive Employment Agreement, made to be effective as of December 30, 2008, between Registrant and Daniel D. Viren	Incorporated herein by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (File No. 001-08769) (“Registrant’s December 27, 2008 Form 10-Q”)

*10.36	Agreement, made to be effective August 11, 2005, between Registrant and Florence Zacks Melton	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (File No. 001-08769) (“Registrant’s July 2, 2005 Form 10-Q”)

Exhibit No.	Description	Location

*10.37	2007 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed August 8, 2006 (File No. 001-08769)

*10.38	2008 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed August 28, 2007 (File No. 001-08769)

*10.39	2009 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2008 (File No. 001-08769)

*10.40
Form of Change in Control Agreement entered into effective as of January 8, 2008 by Registrant with each of the following officers: Glenn D. Evans — Senior Vice President — Sourcing and Logistics; José G. Ibarra — Senior Vice President — Finance, Chief Financial Officer and Secretary; Lee F. Smith — Senior Vice President — Creative Services; Yvonne Kalucis — Senior Vice President — Human Resources; and Thomas JK Konecki — President of Private Brands
Incorporated herein by reference to Exhibit 10.45 to Registrant’s 2008 Form 10-K

*10.41	Change in Control Agreement entered into effective as of April 13, 2009 by Registrant with Greg Ackard — Senior Vice President of Sales	Filed herewith

*10.42	R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan (amended and restated effective October 28, 2008)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s December 27, 2008 Form 10-Q

*10.43
Form of Nonqualified Stock Option Award Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form used to evidence grants of nonqualified stock options made to directors of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)
Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 2, 2005 Form 10-Q

Exhibit No.	Description	Location

*10.44
Form of Restricted Stock Unit Award Agreement used to evidence grants of restricted stock units made to directors of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)
Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 22, 2006 and filed May 23, 2006 (File No. 001-08769) (“Registrant’s May 23, 2006 Form 8-K”)

*10.45
Form of Restricted Stock Unit Award Agreement used to evidence grants of restricted stock units made to employees of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)
Incorporated herein by reference to Exhibit 10.2 to Registrant’s May 23, 2006 Form 8-K

*10.46
Form of Amendment Notice and Consent Form Regarding Restricted Stock Units Awarded to Employees on May 17, 2006 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)
Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 18, 2006 and filed August 21, 2006 (File No. 001-08769)

*10.47
Form of Performance-Based Restricted Stock Unit Award Agreement for Employees used to evidence grants of restricted stock units made on September 11, 2008 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)
Incorporated herein by reference to Exhibit 10.4 to Registrant’s December 27, 2008 Form 10-Q

*10.48
Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between Registrant and Greg A. Tunney (superseded by Executive Employment Agreement between Registrant and Greg A. Tunney, entered into on May 6, 2009 and effective as of May 1, 2009)
Incorporated herein by reference to Exhibit 10.7 to Registrant’s December 27, 2008 Form 10-Q

*10.49	Executive Employment Agreement between Registrant and Greg A. Tunney, entered into on May 6, 2009 and effective as of May 1, 2009.	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed May 11, 2009 (File No. 01-08769)

Exhibit No.	Description	Location

*10.50
Nonqualified Stock Option Award Agreement for nonqualified stock options granted to Greg A. Tunney on February 7, 2006 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)
Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated February 9, 2006 and filed February 10, 2006 (File No. 001-08769)

*10.51	R.G. Barry Corporation Amended and Restated Deferral Plan (effective as of October 28, 2008)	Incorporated herein by reference to Exhibit 10.5 to Registrant’s December 27, 2008 Form 10-Q

*10.52	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Directors’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.4 to Registrant’s May 23, 2006 Form 8-K

*10.53	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Gordon Zacks’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.5 to Registrant’s May 23, 2006 Form 8-K

*10.54	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Employees’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.6 to Registrant’s May 23, 2006 Form 8-K

*10.55	Employees’ Notice of Eligibility related to Deferral of Restricted Stock Units for Calendar Year 2009 under the R.G. Barry Corporation Amended and Restated Deferral Plan	Filed herewith

*10.56	R.G. Barry Corporation Amended and Restated Deferral Plan Participation Agreement Relating to Restricted Stock Units Granted in Calendar Year 2009	Filed herewith

10.57	Revolving Credit Agreement, entered into effective March 29, 2007, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2007 and filed April 4, 2007 (File No. 001-08769) (“Registrant’s April 4, 2007 Form 8-K”)

Exhibit No.	Description	Location

10.58	Revolving Credit Note dated March 29, 2007 given by Registrant to The Huntington National Bank	Incorporated herein by reference to Exhibit 10.2 to Registrant’s April 4, 2007 Form 8-K

10.59	First Modification of Revolving Credit Agreement, entered into effective April 16, 2007, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed April 18, 2007 (File No. 001-08769)

10.60	Second Modification of Revolving Credit Agreement, entered into effective as of June 26, 2009, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed July 22, 2009 (File No. 001-08769)

*10.61	Summary of Pamela Gentile Confidential Negotiated Severance Agreement, General Release and Covenant Not To Sue entered into on January 8, 2009 by Registrant and Pamela A. Gentile	Incorporated herein by reference to the discussion under “Item 5.02-Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Registrant’s Current Report on Form 8-K, dated and filed January 14, 2009 (File No. 001-08769)

14.1	R.G. Barry Corporation Code of Business Conduct and Ethics	Filed herewith

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney Executed by Directors and Executive Officers of Registrant	Filed herewith

31.1	Rule 13a — 14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a — 14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Management contract or compensatory plan or arrangement.