Form 10-Q
period 2009-09-26
BARRY R G CORP /OH/
filed 2009-11-04
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Common Shares, $1 Par Value, Outstanding as of October 23, 2009 — 10,769,518
Index to Exhibits at page 21

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the First Quarter of Fiscal 2010
(Quarterly Period Ended September 26, 2009)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks could include, but are not limited to, things such as: our continuing ability to source products from third parties located outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the highly seasonal nature of our business upon our operations including customer sell-through during the fall 2009 holiday season; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; and our investment of excess cash in certificates of deposit and other non-auction rate marketable securities. You should read this Quarterly Report on Form 10-Q carefully, because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009 (the “2009 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2009 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the Securities and Exchange Commission should also be considered.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2010	53 weeks ending July 3, 2010
Fiscal 2009	52 weeks ended June 27, 2009

First Quarter of Fiscal 2010	13 weeks ended September 26, 2009
First Quarter of Fiscal 2009	13 weeks ended September 27, 2008

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 26, 2009	June 27, 2009
	(unaudited)

ASSETS
Cash and cash equivalents	$3,490	$14,259
Short-term investments	15,301	24,977
Accounts receivable (less allowances of $6,712 and $2,725, respectively)	24,499	9,503
Inventory	23,692	8,499
Deferred tax assets — current	1,433	2,621
Prepaid expenses	1,210	723

Total current assets	69,625	60,582

Property, plant and equipment, at cost	11,396	11,254
Less accumulated depreciation and amortization	7,710	7,511

Net property, plant and equipment	3,686	3,743

Deferred tax assets — noncurrent	7,743	7,685
Other assets	3,082	3,073

Total assets	$84,136	$75,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	90	90
Accounts payable	11,992	3,887
Accrued expenses	2,405	3,979

Total current liabilities	16,237	9,706

Long-term debt, excluding current installments	75	97
Accrued retirement costs and other	19,609	19,372

Total liabilities	35,921	29,175

Commitments and contingencies (note 10)

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,769 and 10,722 shares, respectively (excluding treasury shares of 1,025 and 1,008, respectively)	10,769	10,722
Additional capital in excess of par value	17,034	16,940
Accumulated other comprehensive loss	(11,148)	(11,049)
Retained earnings	31,560	29,295

Total shareholders’ equity	48,215	45,908

Total liabilities and shareholders’ equity	$84,136	$75,083

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	First Quarter	First Quarter
	Fiscal 2010	Fiscal 2009
	(unaudited)	(unaudited)

Net sales	$29,449	$25,630
Cost of sales	17,158	15,470

Gross profit	12,291	10,160
Selling, general and administrative expenses	8,809	8,588

Operating profit	3,482	1,572
Interest income, net	148	145

Earnings, before income taxes	3,630	1,717
Income tax expense	1,365	612

Net earnings	$2,265	$1,105

Net earnings per common share
Basic	$0.21	$0.10

Diluted	$0.21	$0.10

Average number of common shares outstanding
Basic	10,803	10,595

Diluted	10,948	10,749

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	First Quarter	First Quarter
	Fiscal 2010	Fiscal 2009
	(unaudited)	(unaudited)

Operating activities:
Net earnings	$2,265	$1,105
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	199	163
Deferred income tax expense	1,188	439
Stock-based compensation expense	254	199
Changes in:
Accounts receivable	(14,996)	(9,048)
Inventory	(15,192)	(14,664)
Prepaid expenses and other	(497)	74
Accounts payable	8,100	7,953
Accrued expenses	(1,727)	(1,541)
Accrued retirement costs and other, net	80	(435)

Net cash used by operating activities	(20,326)	(15,755)

Investing activities:
Purchases of property, plant and equipment, net	(137)	(735)
Proceeds from sale of short-term investments	9,677	3,648

Net cash provided by investing activities	9,540	2,913

Financing activities:
Repayment of short-term and long-term debt	(22)	(20)
Proceeds from common shares issued, net	39	2

Net cash provided (used) by financing activities	17	(18)

Net decrease in cash and cash equivalents	(10,769)	(12,860)
Cash and cash equivalents at the beginning of the period	14,259	14,210

Cash and cash equivalents at the end of the period	$3,490	$1,350

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2010 and the First Quarter of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)
1.	Basis of Presentation
R.G. Barry Corporation, an Ohio corporation (the “Company”), is engaged, with its subsidiaries, in designing, sourcing, marketing and distributing accessory footwear products. The Company defines accessory footwear as a single segment business with a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear and slipper socks. The Company’s products are sold predominantly in North America through department stores, chain stores, warehouse clubs and mass merchandising channels of distribution.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The financial information shown in the accompanying condensed consolidated balance sheet as of the end of fiscal 2009 is derived from the Company’s audited financial statements.
The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the first quarter of fiscal 2010 are not necessarily indicative of the annual results that may be expected for fiscal 2010. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 — Financial Statements and Supplementary Data.” of Part II of the 2009 Form 10-K.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Standards”. This Statement established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification was adopted by the Company on June 28, 2009 and all technical accounting standard citations herein are based on the Codification.
2.	Short-Term Investments and Fair Value
At September 26, 2009, as part of its cash management and investment program, the Company maintained a portfolio of $15,301 in short-term investments, comprised of $12,124 of marketable investment securities in variable rate demand notes and $3,177 in other short-term investments. The marketable investment securities are classified as available-for-sale and are carried at cost, which approximates fair value based on level two assumptions as described below and used in the Company’s valuation methodology. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds, which have individual maturity dates ranging from November 2009 to February 2010.
The Company adopted Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 820-10 (for the overall Subtopic of topic 820 on fair value measurements and disclosures) on June 29, 2008 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This accounting standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2010 and the First Quarter of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)
The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value and items for which the fair value option has been elected) at September 26, 2009:

Fair Value Measurements at Reporting Date Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 26,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$12,124	0	12,124	0

Total	$12,124	0	12,124	0

Under FASB ASC 820-10 (for the overall Subtopic of topic 820), the Company made no election to recognize or disclose in the financial statements on a nonrecurring basis any nonfinancial asset or nonfinancial liability with the implementation of this provision at June 28, 2009 or during the first quarter of fiscal 2010.
3.	Stock-Based Compensation
FASB ASC 718 (for the Stock Compensation topic) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The 2005 Long-Term Incentive Plan (the “2005 Plan”), which was recently amended and restated by the Company to incorporate certain changes required by Section 409 of the Internal Revenue Code of 1986, as amended (the “Amended 2005 Plan”), is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the approval of the 2005 Plan.
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
Under the provisions of FASB ASC 718 (for the Stock Compensation topic), the Company recorded, as part of selling, general and administrative expenses, $254 and $199 of stock-based compensation expense for the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards. The Company granted 121,200 and 88,500 RSUs to certain members of management during the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively. The Company did not grant any stock options during the first quarter of fiscal 2010 or the first quarter of fiscal 2009.
Total compensation cost of stock options granted but not yet vested as of September 26, 2009, was approximately $9, which will be recognized over a weighted-average period of approximately one to two years.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2010 and the First Quarter of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)
Plan activity with respect to stock options for the first quarter of fiscal 2010 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 27, 2009	117,000	146,200	$5.21
Granted	—	—	—
Exercised	(9,500)	—	4.16
Expired/Cancelled	—	—	—

Outstanding at September 26, 2009	107,500	146,200	$5.19

Options exercisable at September 26, 2009	104,500	146,200

The following is a summary of the status of the Company’s RSUs as of September 26, 2009 and activity during the first quarter of fiscal 2010:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at June 27, 2009	319,500	$6.86
Granted	121,200	7.61
Vested	(55,300)	7.23
Forfeited/Cancelled	(20,100)	7.45

Nonvested at September 26, 2009	365,300	$7.02

Total compensation cost of RSUs granted, but not yet vested, as of September 26, 2009 was approximately $2,385. This amount is expected to be recognized over a weighted-average period of approximately two to three years.
The aggregate intrinsic value, as defined in FASB ASC 718 (for the Stock Compensation topic), of stock options exercised and RSUs vested during the first quarter of fiscal 2010 and the first quarter of fiscal 2009 was $473 and $238, respectively.
4.	Income Taxes
Income tax expense for the first quarter of fiscal 2010 and the first quarter of fiscal 2009 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as a result of the following:

	First Quarter	First Quarter
	Fiscal 2010	Fiscal 2009
Computed “expected” tax expense	$1,234	$584
State income tax expense, net of federal income tax benefit	117	55
Other, net	14	(27)

Total expense	$1,365	$612

In June 2006, the Financial Accounting Standards Board issued guidance incorporated into FASB ASC 740-10 (for the overall Subtopic of topic 740 on income taxes). This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FASB ASC 740-10 (for the overall Subtopic of topic 740 on income taxes) on July 1, 2007. During the first quarter of fiscal 2010, there were no changes in any FASB ASC 740-10 (for the overall Subtopic of topic 740 on income taxes) related evaluations. There were no reserves for uncertain tax positions existing at the end of the first quarter of fiscal 2010 or the end of the fiscal 2009 year.
5.	Net Earnings Per Common Share
Basic net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period. Diluted net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period, plus, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and RSUs.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2010 and the First Quarter of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	First Quarter	First Quarter
	Fiscal 2010	Fiscal 2009
Numerator:
Net earnings	$2,265	$1,105

Denominator:
Weighted-average common shares outstanding	10,803	10,595
Effect of potentially dilutive securities: stock options and RSUs	145	154

Weighted-average common shares outstanding, assuming dilution	10,948	10,749

Basic net earnings per common share	$0.21	$0.10

Diluted net earnings per common share	$0.21	$0.10

The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during that quarter. Excluded stock options are shown below:

	First Quarter	First Quarter
	Fiscal 2010	Fiscal 2009
Stock options excluded from the calculation of diluted earnings per common share	—	62

6.	Inventories
Inventory by category consisted of the following:

	September 26, 2009	June 27, 2009
Raw materials	$221	$90
Finished goods	23,471	8,409

Total inventory	$23,692	$8,499

Inventory write-downs, recognized as a part of cost of sales, were $135 and $96 for the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively.
7.	Employee Retirement Plans
The Company used a measurement date of June 27, 2009 to make the required annual computation for the first quarter of fiscal 2010 and March 31, 2008 for the first quarter of fiscal 2009.
The Company expects to make total payments of $2,559 in fiscal 2010 to the funded, qualified associates’ retirement plan and meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through the first quarter of fiscal 2010, payments of approximately $199 were made into the funded, qualified associates’ retirement plan and payments of approximately $916 were made to participants in the unfunded, nonqualified supplemental retirement plans. The $916 paid to participants in the nonqualified supplemental retirement plans included a lump sum payment of $748 made to a former executive upon his retirement as full settlement of his nonqualified pension plan benefit. Based on interest rates existing at the date of settlement, the Company recognized a settlement loss of $185 in pension expense and an additional other comprehensive loss adjustment, net of tax, of $99 based on a re-measurement of remaining non-qualified supplemental pension liabilities.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	First Quarter	First Quarter
	Fiscal 2010	Fiscal 2009
Service cost	$9	$11
Interest cost	571	605
Expected return on plan assets	(493)	(551)
Net amortization	173	71
Settlement loss	185	—

Total pension expense	$445	$136

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2010 and the First Quarter of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)

8.	Comprehensive Income
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings and pension related adjustments as follows:

	First Quarter	First Quarter
	Fiscal 2010	Fiscal 2009
Net earnings	$2,265	$1,105
Pension related adjustments, net of tax	(99)	—

Total comprehensive income	$2,166	$1,105

Accumulated other comprehensive loss as of September 26, 2009 and June 27, 2009 was $11,148 and $11,049, respectively, and relates to the Company’s qualified associates’ retirement plan and nonqualified supplemental retirement plans.
9.	Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their fair market value. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,638, which is included in other assets in the accompanying Condensed Consolidated Balance Sheets. Effective in March 2004 and continuing through the end of the first quarter of fiscal 2010, the Company has borrowed against the cash surrender value of one of these policies. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.
10.	Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s financial position, results of operations and cash flows.

11.	Subsequent Events
The Company monitored and evaluated any subsequent events for footnote disclosures in or adjustments required in its condensed consolidated financial statements for the first quarter of fiscal 2010 through November 4, 2009, the date on which its condensed consolidated financial statements for the first quarter of fiscal 2010 were filed as part of this Quarterly 10-Q filed with the Securities and Exchange Commission.
12.	Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Standards”. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”). This Statement establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification standard (FASB ASC Topic 105 on generally accepted accounted principles) was adopted on June 28, 2009. This change impacted disclosure references only and had no effect on the Company’s financial position or its results of operations.
In December 2008, the FASB issued a modification to FASB ASC 715-20-50-2 (for paragraph 2 of section 715-20-50 on disclosures for defined pension benefit plans). This modification expands the guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FASB ASC 715-20-50-2 was adopted on June 28, 2009 and will impact annual disclosures provided at the end of fiscal 2010. No application was required for any earlier periods presented for comparative purposes. Since FASB ASC 715-20-50-2 deals only with disclosure guidance, this modification will not have an effect on the Company’s financial position or its results of operations.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2010 and the First Quarter of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)
In April 2008, the FASB issued modifications to FASB ASC 350-30-35 (for the subsequent measurement section of the subtopic 350-30 on general intangibles other than Goodwill) which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FASB ASC 350-30-35 was adopted on June 28, 2009 and did not have any material impact on the Company’s financial position and results of operations.
In December 2007, the FASB issued FASB ASC 805 (for the Business Combinations topic) and FASB ASC 810-10 (for the overall Subtopic of topic 810 on consolidation). This accounting standard was adopted on June 28, 2009 and provides guidance in accounting for business combinations and the reporting of noncontrolling interests (or minority interests) in consolidated financial statements. Both standards were adopted on June 28, 2009. Neither standard had any material impact on the Company’s financial position and results of operations.

R.G. BARRY CORPORATION AND SUBSIDIARIES

ITEM 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our 2009 Form 10-K.
Unless the context otherwise requires, references in this MD&A to “our”, “us”, “we” or the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
Results of Operations
During the first quarter of fiscal 2010, net sales were $29.4 million, representing a $3.8 million or 14.9% increase over the comparable quarter in fiscal 2009. The quarter-on-quarter increase in net sales reflected increased shipments primarily to customers in the mass merchandising and off- price channels, offset by decreased shipments to customers in the department store channel. The increased shipments to mass merchandising and off-price channels reflected primarily the impact of shifts in timing of shipments to customers in those channels. The decreased shipments in the department store channel reflected primarily the impact of certain customer bankruptcies during calendar 2008 on comparable shipments on our first quarter of fiscal 2010.
Gross profit for the first quarter of fiscal 2010 was $12.3 million or 41.7% of net sales, compared to $10.2 million or 39.6% of net sales for the first quarter in fiscal 2009. This increase of $2.1 million in gross profit and 2.1 percentage points as a percent of net sales reflected both increased shipments for the quarter over the same prior year quarter and the impact of lower product costs due to the reduction in oil prices and availability of supplier capacity in the period in which we placed our fall season orders versus the same period in the prior year.
Selling, general and administrative (“SG&A”) expenses were 29.9% and 33.5% as a percent of net sales for the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively. The quarter-on-quarter net increase of $221 thousand reflected primarily the net impact of higher payroll expenses and a pension settlement loss recognized in the first quarter of fiscal 2010 offset by reduced selling related expense in coop advertising, shows and exhibits.
For the first quarter of fiscal 2010, we recorded net interest income of $148 thousand, which was comparable to the $145 thousand of net interest income for the first quarter of fiscal 2009.
During the first quarter of fiscal 2010 and the first quarter of fiscal 2009, we reported income tax expense of $1.4 million and $612 thousand, respectively. The tax rates for the first quarter of fiscal 2010 and first quarter of fiscal 2009 were 37.6% and 35.7% , respectively.
Based on the results of operations noted above, we reported net earnings of $2.3 million or $0.21 per diluted common share for the first quarter of fiscal 2010 and approximately $1.1 million or $0.10 per diluted common share for the first quarter of fiscal 2009.
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

Looking ahead to the remainder of fiscal 2010 and beyond
Looking forward, we are well positioned for the upcoming holiday season and our anticipated performance for fiscal 2010. We are working very closely with retailers to manage in-store inventory and to ensure that they have the appropriate mix of products to maximize their holiday sell-through over the next eight weeks. As the most productive period of our fiscal year, retail performance during the Christmas season remains critical to the Company’s annual success. We previously indicated that we were planning fiscal 2010 revenue relatively flat due to the uncertainty still swirling about the economy and some segments of retail. Based upon open orders, our performance at retail thus far and the expectation that our products will continue to sell-through at or above last year’s levels, we now expect to report modest annual revenue growth for the full fiscal year.
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
Cash and cash equivalents on hand were approximately $3.5 million at September 26, 2009 compared to $1.4 million at September 27, 2008 and $14.3 million at June 27, 2009. Short-term investments were approximately $15.3 million at September 26, 2009, $8.2 million at September 27, 2008 and $25.0 million at June 27, 2009. At the end of the first quarter of fiscal 2010, we carried a portfolio of $15.3 million in short-term investments, including $12.1 million of marketable investment securities consisting of variable rate demand notes and $3.2 million of other short-term investments. The marketable investment securities are classified as available-for-sale securities. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (for the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds, commercial paper investments and bank certificates of deposit. These other short-term investments have individual maturity dates ranging from November 2009 to February 2010.
Operating Activities
During the first quarter of fiscal 2010 and the comparable period of fiscal 2009, our profitable operations used cash of approximately $20.3 million and $15.8 million, respectively. The operating cash flows during these periods primarily reflected the impact of timing in our shipments and inventory purchased in each of those periods as well as the timing of sales and collections in accounts receivable. During all of fiscal 2009 and the first quarter of fiscal 2010, we funded our operations entirely by using our cash flow from operations.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 4.3:1 at September 26, 2009, 3.8:1 at September 27, 2008 and 6.2:1 at June 27, 2009. The decrease in this ratio from June 27, 2009 to September 26, 2009 primarily reflected the impact of increases in accounts receivable, inventory and current liabilities due to the seasonality of our business.
We anticipate that we will continue to fund our operations by using our internal cash reserves in the future. Based on our tax net operating loss (“NOLs”) carryforward position at the end of fiscal 2009 and our expected profitability in the future, we anticipate being able to utilize the NOLs in future periods, which will favorably impact our cash flow during those periods. We expect to begin paying U.S. federal income taxes during fiscal 2010.

Changes in the primary components of our working capital accounts for the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively, were as follows:
•	Net accounts receivable increased by $15.0 million and 9.0 million in the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively. The change in net accounts receivable during these reporting periods primarily reflected the timing of shipments of finished goods inventory to our customers consistent with the seasonality of our business, and the timing of cash collections and customer deductions for promotions and other allowances.
•	Net inventories increased by $15.2 million and $14.7 million during the first quarter of fiscal 2010 and 2009 respectively. The increases reflected the net effect of the timing of purchases of finished goods from third-party manufacturers and shipments to our customers over the quarterly periods.
•	Accounts payable increased by $8.1 million and $8.0 million during the first quarter of fiscal 2010 and 2009, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in line with the seasonality of our business.
•	Accrued expenses decreased by $1.7 million and $1.5 million during the first quarter of fiscal 2010 and 2009. The decrease in accrued expenses was primarily due to the payment during these periods of bonuses, which had been accrued at each of fiscal 2009 and fiscal 2008, respectively.
Investing Activities
During the first quarter of fiscal 2010 and the first quarter of fiscal 2009, our investing activities provided $9.5 million and $2.9 million in cash, respectively. During the first quarter of fiscal 2010, our investing activities involved primarily the liquidation of $9.7 million in short-term investments, offset by $137 thousand in capital expenditures. The cash provided from the liquidation of short-term investments was used to fund our seasonal growth in accounts receivable and inventory.
Financing activities
During the first quarter of fiscal 2010, financing activities provided $17 thousand in cash. This financing cash inflow included proceeds related to stock options exercised by employees during the period, offset in part by a reduction in our outstanding debt obligations.
2010 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Bank Facility, as described below, will be adequate to fund our operations and capital expenditures through the remainder of fiscal 2010.
Bank Facility
Our Company is party to an unsecured credit facility with The Huntington National Bank (“Huntington”). The original facility dated March 29, 2007 was modified on June 26, 2009. Under this second modification of the Bank Facility, Huntington is obligated to advance us funds for a period of two and a half years ending with December 31, 2011, subject to a one-year renewal option thereafter, up to the following amounts:

	July to December	January to June
Fiscal 2010	$12 million	$5 million
Fiscal 2011	$10 million	$5 million
Fiscal 2012	$8 million
The terms of the Bank Facility require the Company to satisfy certain financial covenants including (a) satisfying a minimum fixed charge coverage ratio of not less than 1.25 to 1.0 which is calculated on a trailing 12-month basis, and (b) maintaining a consolidated net worth of not less than $44 million, increased annually by 50% of the Company’ consolidated net income after June 28, 2009. The Bank Facility must be rested for 30 consecutive days beginning in February of each year. Also, the borrowing under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable plus 50% of its eligible inventory at any one time. As of September 26, 2009, we were in compliance with these financial covenants.

The Bank Facility provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate value of up to $1.5 million. The aggregate dollar amount of outstanding letters of credit is deducted from the available balance under the Bank Facility. At September 26, 2009, we had $10.5 million available under the Bank Facility, which was reduced by the aggregate amount of letters of credit outstanding.
The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 2.75%. The applicable interest rate on the Bank Facility at September 26, 2009 was 3.00%, assuming a 30-day LIBOR rate of .25% on that date. Additionally, the modified agreement requires us to pay a quarterly unused line fee at the rate of 3/8% of the average unused Bank Facility balance. During the first quarter of fiscal 2010, we did not use the Bank Facility and incurred unused line fees of approximately $10 thousand. We incurred a commitment fee of approximately $43 thousand on the loan modification effective as of June 26, 2009 and $4 thousand of this fee was amortized as expense during the first quarter of fiscal 2010.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of September 26, 2009, we reported approximately $90 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement originally entered into with the mother of our chairman as disclosed in Note (15) of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K. At September 26, 2009, we reported approximately $75 thousand as consolidated long-term debt, all of which was related to the obligation under this agreement.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2009, other than routine payments. For more detail on contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources — Other Matters Impacting Liquidity and Capital Resources” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2009 Form 10-K.
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
The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes (1) (a) through (u) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2009 Form 10-K.
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
In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the first quarter of fiscal 2010, there were no significant adjustments related to our customer incentive reserves of $1.3 million established at June 27, 2009.

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
b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the first quarter of fiscal 2010, there were no significant write-downs recorded to inventory.
c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for refund of federal income taxes due to our net operating loss carryforward position, and our projections of future profits. In addition, we make ongoing assessments of income tax exposures that may arise at the federal, state or local tax levels. As a result of these evaluations, any exposure deemed more likely than not will be quantified and accrued as tax expense during the period and reported in a reserve for uncertain tax positions. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the first quarter of fiscal 2010, the end of the first quarter of fiscal 2009, or the end of fiscal 2009 at either the state or federal tax levels.
d)	We establish assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year end, and we monitor these assumptions over the course of the fiscal year.
e)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (u) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2009 Form 10-K.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
See “Note (12). Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.

ITEM 3	— Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During all of fiscal 2009 and through the first quarter of fiscal 2010, substantially all of our sales and all purchases were denominated in U.S. Dollars. Accordingly, the Company did not have any foreign currency risk during the first quarter of fiscal 2010.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At September 26, 2009, we had no borrowings outstanding under the Bank Facility. Based on our projected future funding needs for the remainder of fiscal 2010, we do not expect any significant borrowings under our Bank Facility to fund our operations. We typically do not hedge our exposure to floating interest rates.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended September 26, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
No response required.

Item 1A.	Risk Factors
Please see the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 at the front of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of Part I of our 2009 Form 10-K for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) Not applicable
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended September 26, 2009. The Company does not currently have in effect a publicly announced repurchase plan or program.

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

R.G. BARRY CORPORATION Registrant
Date: November 4, 2009	By:	/s/ José G. Ibarra
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