Form 10-Q
period 2010-01-02
BARRY R G CORP /OH/
filed 2010-02-10
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2010
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
Common Shares, $1 Par Value, Outstanding as of January 29, 2010 — 10,830,439
Index to Exhibits at page 23

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Second Quarter of Fiscal 2010
(Quarterly Period Ended January 2, 2010)

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
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2010	53 weeks ending July 3, 2010
Fiscal 2009	52 weeks ended June 27, 2009

First Half of Fiscal 2010	27 weeks ended January 2, 2010
First Half of Fiscal 2009	26 weeks ended December 27, 2008

Second Quarter of Fiscal 2010	14 weeks ended January 2, 2010
Second Quarter of Fiscal 2009	13 weeks ended December 27, 2008

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 2, 2010	June 27, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$15,375	$14,259
Short-term investments	21,976	24,977
Accounts receivable (less allowances of $9,400 and $2,725, respectively)	21,394	9,503
Inventory	16,839	8,499
Deferred tax assets — current	1,410	2,621
Prepaid expenses	707	723

Total current assets	77,701	60,582

Property, plant and equipment, at cost	11,773	11,254
Less accumulated depreciation and amortization	7,878	7,511

Net property, plant and equipment	3,895	3,743

Deferred tax assets — noncurrent	7,743	7,685
Other assets	3,082	3,073

Total assets	$92,421	$75,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	94	90
Accounts payable	7,382	3,887
Accrued expenses	6,243	3,979

Total current liabilities	15,469	9,706

Long-term debt, excluding current installments	49	97
Accrued retirement costs and other	19,565	19,372

Total liabilities	35,083	29,175

Commitments and contingencies (note 10)

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,820 and 10,722 shares, respectively (excluding treasury shares of 1,025 and 1,008, respectively)	10,820	10,722
Additional capital in excess of par value	18,421	16,940
Accumulated other comprehensive loss	(11,148)	(11,049)
Retained earnings	39,245	29,295

Total shareholders’ equity	57,338	45,908

Total liabilities and shareholders’ equity	$92,421	$75,083

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Second Quarter		First Half
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$55,574	$48,853	$85,023	$74,482
Cost of sales	31,612	29,569	48,770	45,038

Gross profit	23,962	19,284	36,253	29,444
Selling, general and administrative expenses	10,776	9,668	19,586	18,256

Operating profit	13,186	9,616	16,667	11,188
Interest income, net	27	87	176	232

Earnings, before income taxes	13,213	9,703	16,843	11,420
Income tax expense	4,987	3,653	6,353	4,265

Net earnings	$8,226	$6,050	$10,490	$7,155

Net earnings per common share
Basic	$0.76	$0.57	$0.97	$0.67

Diluted	$0.74	$0.56	$0.96	$0.67

Average number of common shares outstanding
Basic	10,857	10,609	10,836	10,602

Diluted	11,042	10,712	10,981	10,717

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	First Half	First Half
	Fiscal 2010	Fiscal 2009
	(unaudited)	(unaudited)

Operating activities:
Net earnings	$10,490	$7,155
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	403	341
Deferred income tax expense	2,234	3,929
Excess tax benefit- stock based compensation	(1,107)	—
Stock-based compensation expense	507	431
Changes in:
Accounts receivable	(11,891)	(4,403)
Inventory	(8,340)	(4,089)
Prepaid expenses and other	7	597
Accounts payable	3,495	495
Accrued expenses	2,155	(1,195)
Accrued retirement costs and other, net	36	(485)

Net cash (used in) provided by operating activities	(2,011)	2,776

Investing activities:
Purchases of property, plant and equipment, net	(555)	(978)
Proceeds from sale or purchases of short-term investments	3,001	(10,791)

Net cash provided by (used in) investing activities	2,446	(11,769)

Financing activities:
Repayment of short-term and long-term debt	(44)	(41)
Proceeds from common shares options exercised	159	56
Excess tax benefit- stock based compensation	1,107	—
Dividends paid	(541)	—

Net cash provided by financing activities	681	15

Net increase (decrease) in cash and cash equivalents	1,116	(8,978)
Cash and cash equivalents at the beginning of the period	14,259	14,210

Cash and cash equivalents at the end of the period	$15,375	$5,232

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and the First Half of Fiscal 2010 and the Second Quarter and the First Half of Fiscal 2009
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
The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the second quarter and the first half of fiscal 2010 are not necessarily indicative of the annual results that may be expected for fiscal 2010. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 — Financial Statements and Supplementary Data.” of Part II of the 2009 Form 10-K.
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
At January 2, 2010, as part of its cash management and investment program, the Company maintained a portfolio of $21,976 in short-term investments, comprised of $16,000 of marketable investment securities in variable rate demand notes and $5,976 in other short-term investments. The marketable investment securities are classified as available-for-sale and are carried at cost, which approximates fair value based on level two assumptions as described below and used in the Company’s valuation methodology. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds, which have individual maturity dates ranging from February 2010 to December 2010.
Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 820-10 (for the overall Subtopic of topic 820 on fair value measurements and disclosures) provides guidance on fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This accounting standard provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and the First Half of Fiscal 2010 and the Second Quarter and the First Half of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)
The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value and items for which the fair value option has been elected) at January 2, 2010:

Fair Value Measurements at Reporting Date Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 2,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$16,000	—	$16,000	—

Total	$16,000	—	$16,000	—

During fiscal 2009 or during the first half of fiscal 2010, the Company made no election to recognize or disclose in the financial statements on a nonrecurring basis any nonfinancial asset or nonfinancial liability under the provisions of FASB ASC 820-10 (for the overall Subtopic of topic 820).
3.	Stock-Based Compensation
FASB ASC 718 (for the Stock Compensation topic) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The 2005 Long-Term Incentive Plan (the “2005 Plan”) was amended and restated by the Company to incorporate certain changes required by Section 409A of the Internal Revenue Code of 1986,as amended (the “Internal Revenue Code”). In addition, by shareholder action at the 2009 Annual Meeting of Shareholders, this plan was amended to provide for an additional 500,000 common shares to be made available under the plan (the “Amended 2005 Plan”). The Amended 2005 Plan is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the original approval of the 2005 Plan.
The Amended 2005 Plan provides for the granting of nonqualified stock options (“NQs”), incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock grants, stock units and cash awards, each as defined in the Amended 2005 Plan. Grants of restricted stock, RSUs, stock units and cash awards may also be performance-based awards, as defined in the Amended 2005 Plan.
Under the provisions of FASB ASC 718, the Company recorded, as part of selling, general and administrative expenses, $254 and $232 of stock-based compensation expense for the second quarter of fiscal 2010 and second quarter of fiscal 2009, respectively. The Company recognized stock-based compensation expense of $507 and $431 for the first half of fiscal 2010 and the first half of fiscal 2009, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards. The Company did not grant any stock options during the first half of fiscal 2010 or the first half of fiscal 2009. The Company did not grant any RSUs during the second quarter of fiscal 2010 and granted 51,200 RSUs during the second quarter of fiscal 2009. The Company granted 121,200 and 139,800 RSUs to certain members of management during the first half of fiscal 2010 and the first half of fiscal 2009, respectively.
The Company has issued RSU-based grants in recent years as opposed to stock option grants. Total compensation cost of stock options granted but not yet vested as of January 2, 2010, was approximately $8, which will be recognized over a weighted-average period of approximately one to two years.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and the First Half of Fiscal 2010 and the Second Quarter and the First Half of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)
During the second quarter and the first half of fiscal 2010, the Company recognized gross excess tax benefits of $1,107 as additional paid-in-capital under the provisions of FASB ASC 718. These excess tax benefits were created in the periods from fiscal 2006 through the first half of fiscal 2010 based primarily on the exercise of nonqualified stock options and the vesting of restricted stock units during this period. Under FASB ASC 718, those excess tax benefits could not be recognized as an addition to paid-in capital until those benefits directly impacted taxes paid. Since the Company had existing net operating tax loss carryforward positions which were used to offset its tax liability, this recognition criteria was not met in the periods prior to the second quarter of fiscal 2010. All remaining net operating tax loss carryforward positions were fully used during the second quarter of fiscal 2010, and accordingly, the accumulated excess tax benefits were recognized as an addition to paid-in capital.
Plan activity with respect to stock options for the first half of fiscal 2010 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 27, 2009	117,000	146,200	$5.21
Granted	—	—	—
Exercised	(32,000)	(10,000)	3.79
Expired/Cancelled	—	—	—

Outstanding at January 2, 2010	85,000	136,200	$5.41

Options exercisable at January 2, 2010	83,000	136,200

The following is a summary of the status of the Company’s RSUs as of January 2, 2010 and activity during the first half of fiscal 2010:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at June 27, 2009	319,500	$6.86
Granted	121,200	7.61
Vested	(59,000)	7.16
Forfeited/Cancelled	(23,900)	7.21

Nonvested at January 2, 2010	357,800	$7.04

Total compensation cost of RSUs granted, but not yet vested, as of January 2, 2010 was approximately $2,133. This amount is expected to be recognized over a weighted-average period of approximately two to three years.
The aggregate intrinsic value, as defined in FASB ASC 718 (for the Stock Compensation topic), of stock options exercised and RSUs vested during the first half of fiscal 2010 and the first half of fiscal 2009 was $505 and $274, respectively.
4.	Income Taxes
Income tax expense for the second quarter and the first half of fiscal 2010 and the second quarter and the first half of fiscal 2009 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as a result of the following:

	Second Quarter		First Half
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Computed “expected” tax expense	$4,492	$3,299	$5,727	$3,883
State income tax expense, net of federal income tax benefit	426	314	542	369
Other, net	69	40	84	13

Total expense	$4,987	$3,653	$6,353	$4,265

FASB ASC 740-10 (for the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the second quarter and the first half of fiscal 2010, there were no changes in evaluations made under FASB ASC 740-10 (for the overall Subtopic of topic 740 on income taxes). There were no reserves for uncertain tax positions existing at the end of the second quarter of fiscal 2010 or the end of the fiscal 2009.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and the First Half of Fiscal 2010 and the Second Quarter and the First Half of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)
5.	Net Earnings Per Common Share
Basic net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period. Diluted net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period, plus, when their effect is dilutive, potential common shares consisting of certain unexercised stock options convertible into common shares and unvested RSUs.
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Second Quarter		First Half
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Numerator:
Net earnings	$8,226	$6,050	$10,490	$7,155

Denominator:
Weighted-average common shares outstanding	10,857	10,609	10,836	10,602
Effect of potentially dilutive securities: stock options and RSUs	185	103	145	115

Weighted-average common shares outstanding, assuming dilution	11,042	10,712	10,981	10,717

Basic net earnings per common share	$0.76	$0.57	$0.97	$0.67

Diluted net earnings per common share	$0.74	$0.56	$0.96	$0.67

The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during the reporting periods. Excluded stock options are shown below:

	Second Quarter		First Half
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Stock options excluded from the calculation of diluted earnings per common share	—	162	—	162

6.	Inventories
Inventory by category consisted of the following:

	January 2, 2010	June 27, 2009
Raw materials	$158	$90
Finished goods	16,681	8,409

Total inventory	$16,839	$8,499

Inventory write-downs, recognized as a part of cost of sales, were $519 and $253 for the second quarter of fiscal 2010 and second quarter of fiscal 2009, respectively, and $654 and $350 for the first half of fiscal 2010 and first half of fiscal 2009, respectively.
7.	Employee Retirement Plans
The Company used a measurement date of June 27, 2009 to make the required expense computations for the second quarter and first half of fiscal 2010 and a measurement date of March 31, 2008 for the second quarter and first half of fiscal 2009.
The Company expects to make payments in the aggregate of $2,559 in fiscal 2010 to the funded, qualified associates’ retirement plan and meet its current year payment obligation on the unfunded, nonqualified supplemental retirement plans. Through January 2, 2010, payments of approximately $329 were made into the funded, qualified associates’ retirement plan and payments of approximately $1,083 were made to participants in the unfunded, nonqualified supplemental retirement plans. The $1,083 paid to participants in the nonqualified supplemental retirement plans included a lump sum payment of $748 made to a former executive upon his retirement as full settlement of his nonqualified supplemental retirement plan benefit. Based on interest rates existing at the date of settlement during the first quarter of fiscal 2010, the Company recognized a settlement loss of $185 in pension expense and an additional other comprehensive loss adjustment, net of tax, of $99 based on a re-measurement of remaining nonqualified supplemental retirement plan liabilities.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and the First Half of Fiscal 2010 and the Second Quarter and the First Half of Fiscal 2009
(dollar amounts in thousands, except per share data and share data)
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Second Quarter		First Half
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Service cost	$—	$11	$9	$22
Interest cost	571	605	1,143	1,210
Expected return on plan assets	(493)	(551)	(986)	(1,102)
Net amortization	173	71	346	142
Settlement loss	—	—	185	—

Total pension expense	$251	$136	$697	$272

8.	Comprehensive Income
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings and pension related adjustments as follows:

	Second Quarter		First Half
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Net earnings	$8,226	$6,050	$10,490	$7,155
Pension related adjustments, net of tax	—	—	(99)	—

Total comprehensive income	$8,226	$6,050	$10,391	$7,155

Accumulated other comprehensive loss as of January 2, 2010 and June 27, 2009 was $11,148 and $11,049, respectively, and relates to the Company’s qualified associates’ retirement plan and nonqualified supplemental retirement plans.
9.	Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,677, which is included in other assets in the accompanying Condensed Consolidated Balance Sheets. Effective in March 2004 and continuing through the end of the second quarter of fiscal 2010, the Company has borrowed against the cash surrender value of one of these policies. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.
10.	Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s annual financial position, statements of income and cash flows.
11.	Subsequent Events
The Company monitored and evaluated any subsequent events for footnote disclosures or adjustments required in its condensed consolidated financial statements for the second quarter and the first half of fiscal 2010 through the date on which its condensed consolidated financial statements for the second quarter and the first half of fiscal 2010 were issued filed as part of this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and the First Half of Fiscal 2010 and the Second Quarter and the First Half of Fiscal 2009
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
..

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
Results of Operations
During the second quarter of fiscal 2010, net sales were $55.6 million, representing a $6.7 million or 13.8% increase over the comparable quarter in fiscal 2009. The quarter-on-quarter increase in net sales primarily reflected increased shipments to customers in the off price and mass merchandising channels. The increase in shipments to our customers in the off-price channel resulted from specific actions to develop and market product for customers in that channel as part of our strategy to expand distribution. The second quarter of fiscal 2010 contained one more week than the second quarter of fiscal 2009 and this additional week did not have a significant effect on sales reported for the second quarter and the first half of fiscal 2010 as compared to sales reported for the second quarter and the first half of fiscal 2009.
For the first half of fiscal 2010, net sales were $85.0 million, representing a $10.5 million, or 14.2%, increase over the comparable first half of fiscal 2009. This net sales increase reflected primarily increased shipments in the mass merchandising and off price channels, as noted also for the second quarter above, with all other channels reflecting flat to nominal net sales increases over the same period in the prior year.
Gross profit for the second quarter of fiscal 2010 was $24.0 million, or 43.1% of net sales, compared to $19.3 million, or 39.5% of net sales for the second quarter in fiscal 2009. Gross profit for the first half of fiscal 2010 was $36.3 million, or 42.6% of net sales, compared to $29.4 million, or 39.5% of net sales, for the first half in fiscal 2009. The increase in gross profit dollars and percentage points as a percent of net sales reflected both increased shipments for the second quarter and first half of fiscal 2010 over the same prior year periods and the impact of lower product costs due primarily to supplier capacity and reduction of oil prices in the period in which we placed our fall season orders versus the same period in the prior year.
Selling, general and administrative (“SG&A”) expenses were 19.4% and 19.8% as a percent of net sales for the second quarter of fiscal 2010 and second quarter of fiscal 2009, respectively. The quarter-on-quarter net increase of $1.1 million reflected primarily the net impact of increased advertising for our Dearfoams® brand and increased payroll expenses during the period offset, in part, by lower bad debt and other operating expenses.
SG&A expenses were 23.0% and 24.5% as a percent of net sales for the first half of fiscal 2010 and first half of fiscal 2009, respectively. The period-on-period net increase of $1.3 million reflected primarily the net impact of increased advertising for our Dearfoams® brand and increased payroll expenses during the period, offset, in part, by lower bad debt and other operating expenses.
For the second quarter and first half of fiscal 2010, we recorded a reduction in net interest income of $60 and $56, respectively, as compared to the same periods in the prior year. This decrease in net interest income resulted from the lower interest rates being available and paid with respect to our investment portfolio during the second quarter and the first half of fiscal 2010 versus the comparable periods in the prior year.
During the second quarter of fiscal 2010 and the second quarter of fiscal 2009, we reported income tax expense of $5.0 million and $3.7 million, respectively. The tax rates for the second quarter of fiscal 2010 and second quarter of fiscal 2009 were 37.7% and 37.6%, respectively. During the first half of fiscal 2010 and the first half of fiscal 2009, we reported income tax expense of $6.4 million and $4.3 million, respectively. The tax rates for the first half of fiscal 2010 and first half of fiscal 2009 were 37.7% and 37.3%, respectively.

Based on the results of operations noted above, we reported net earnings of $8.2 million or $0.74 per diluted common share for the second quarter of fiscal 2010 and approximately $6.1 million or $0.56 per diluted common share for the second quarter of fiscal 2009.
Based on the results of operations noted above, we reported net earnings of $10.5 million or $0.96 per diluted common share for the first half of fiscal 2010 and approximately $7.2 million or $0.67 per diluted common share for the first half of fiscal 2009.
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
Looking ahead to beyond fiscal 2010
Looking beyond fiscal 2010, our strategies continue to center on growing market share in existing channels; opening new retail opportunities; expanding our business internationally; and growing through appropriate acquisitions. We have demonstrated that for 14 consecutive quarters our model can perform at or above levels consistent with top quartile performance, and we remain confident that we can continue to deliver top-quartile performance that drives growth and long-term shareholder value.
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
Our liquidity requirements arise from the funding of our working capital needs, which include primarily inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of income tax and repayment of our indebtedness. Generally, most of our product purchases from third-party manufacturers are acquired on an open account basis, and to a lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our Bank Facility at the time of shipment of the products and reduce the amount available under our Bank Facility when issued.
Cash and cash equivalents on hand were approximately $15.4 million at January 2, 2010 compared to $5.2 million at December 27, 2008 and $14.3 million at June 27, 2009. Short-term investments were approximately $22.0 million at January 2, 2010, $22.7 million at December 27, 2008 and $25.0 million at June 27, 2009. At the end of the second quarter of fiscal 2010, we carried a portfolio of $22.0 million in short-term investments, including $16.0 million of marketable investment securities consisting of variable rate demand notes and $6.0 million of other short-term investments. The marketable investment securities are classified as available-for-sale securities. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (for the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds. These other short-term investments have individual maturity dates ranging from February 2010 to December 2010.
Operating Activities
During the first half of fiscal 2010 and the comparable period of fiscal 2009, our profitable operations used cash of approximately $2.0 million and provided cash of $2.8 million, respectively. The operating cash flows during these periods primarily reflected the impact of timing in our shipments and inventory purchased in each of those periods as well as the timing of sales and collections in accounts receivable. During all of fiscal 2009 and the first half of fiscal 2010, we funded our operations entirely by using our cash flow from operations.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 5.0:1 at January 2, 2010, 6.7:1 at December 27, 2008 and 6.2:1 at June 27, 2009. The decrease in this ratio from June 27, 2009 to January 2, 2010 primarily reflected the impact of increases in accounts receivable, inventory and current liabilities due to the seasonality of our business. The decrease in the ratio from December 27, 2008 to January 2, 2010 primarily reflected higher levels of receivables, inventory and current liabilities due to the timing and level of customer shipments, the timing of inventory purchases and related payments.

We anticipate that we will continue to fund our operations in the future by using our internal cash reserves. At the end of the first half fiscal 2010, we had fully utilized all net operating loss tax carry forward positions carried over from the end of fiscal 2009 and have begun to pay U.S. Federal income taxes.
Changes in the primary components of our working capital accounts for the first half of fiscal 2010 and the first half of fiscal 2009, respectively, were as follows:
•	Net accounts receivable increased by $11.9 million and $4.4 million in the first half of fiscal 2010 and the first half of fiscal 2009, respectively. The change in net accounts receivable during these reporting periods primarily reflected the timing of and volume of shipments of finished goods inventory to our customers consistent with the seasonality of our business, and the timing of cash collections and customer deductions for promotions and other allowances.
•	Net inventories increased by $8.3 million and $4.1 million during the first half of fiscal 2010 and 2009 respectively. The increases reflected the net effect of the timing of purchases of finished goods from third-party manufacturers and shipments to our customers in the first half of fiscal 2010 and the first half of fiscal 2009 in line with the seasonality of our business.
•	Accounts payable increased by $3.5 million and $495 thousand during the first half of fiscal 2010 and 2009, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in line with the seasonality of our business.
•	Accrued expenses increased by $2.2 million and decreased by $1.2 million during the first half of fiscal 2010 and 2009, respectively. The increase in the change in accrued expenses in the first half of fiscal 2010 compared to decrease in the first half of fiscal 2009 is primarily due to the increase in income tax accruals at the end of the second quarter in fiscal 2010, since we have full utilized all of our net operating tax loss carry forward positions.
Investing Activities
During the first half of fiscal 2010 and the first half of fiscal 2009, our investing activities provided $2.4 million and used $11.8 million in cash, respectively. During the first half of fiscal 2010, our investing activities involved primarily the liquidation of $3.0 million in short-term investments, offset by $555 thousand in capital expenditures. The cash provided from investment activities is primarily due to the liquidation of short-term investments during the first half of fiscal 2010 and reflects the net impact of holding more cash and cash equivalents versus short-term investments as compared to the cash and cash equivalents versus short-term investments position at the end of the first half of fiscal 2009. This shift reflects the availability and types of investments in which funds could be invested in fiscal 2010 to date versus the same period in fiscal 2009.
Financing activities
During the first half of fiscal 2010, financing activities provided $681 thousand in cash. This financing cash inflow included: (i) $1.1 million in tax benefits associated with stock compensation; (ii) $159 thousand in proceeds from stock options exercised by employees during the period, offset in part by (iii) $541 thousand in dividend payments consistent with our current policy and (iv) a $44 thousand payment made on our outstanding debt obligations.
2010 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Bank Facility, as described below, will be adequate to fund our operations and capital expenditures through the remainder of fiscal 2010.

Bank Facility
Our Company is party to an unsecured credit facility with The Huntington National Bank (“Huntington”). The original facility dated March 29, 2007 was modified on June 26, 2009. Under this second modification of the Bank Facility, Huntington is obligated to advance us funds for a period of two and a half years ending with December 31, 2011 up to the following amounts:

	July to December	January to June
Fiscal 2010	$12 million	$5 million
Fiscal 2011	$10 million	$5 million
Fiscal 2012	$8 million
The Bank Facility is subject to a one-year renewal option after December 31, 2011. The terms of the Bank Facility require the Company to satisfy certain financial covenants including (a) satisfying a minimum fixed charge coverage ratio of not less than 1.25 to 1.0 which is calculated on a trailing 12-month basis, and (b) maintaining a consolidated net worth of not less than $44 million, increased annually by 50% of the Company’ consolidated net income after June 28, 2009. The Bank Facility must be rested for 30 consecutive days beginning in February of each year. Also, the borrowing under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable plus 50% of its eligible inventory at any one time. As of January 2, 2010, we were in compliance with these financial covenants.
The Bank Facility provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate value of up to $1.5 million. The aggregate dollar amount of outstanding letters of credit is deducted from the available balance under the Bank Facility. At January 2, 2010, we had $11.1 million available under the Bank Facility, which was reduced by the aggregate amount of $900 thousand in letters of credit outstanding.
The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 2.75%. The applicable interest rate on the Bank Facility at January 2, 2010 was 2.98%, assuming a 30-day LIBOR rate of .23% on that date. Additionally, the modified agreement requires us to pay a quarterly unused line fee at the rate of 3/8% of the average unused Bank Facility balance. During the first half of fiscal 2010, we did not use the Bank Facility and incurred unused line fees of approximately $13 thousand. We incurred a commitment fee of approximately $43 thousand on the loan modification effective as of June 26, 2009 and $9 thousand of this fee was amortized as expense during the first half of fiscal 2010.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of January 2, 2010, we reported approximately $94 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement originally entered into with the mother of our chairman as disclosed in Note (15) of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K. At January 2, 2010, we reported approximately $49 thousand as consolidated long-term debt, all of which was related to the obligation under this agreement.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2009, other than routine payments. For more detail on contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources — Other Matters Impacting Liquidity and Capital Resources-Contractual Obligations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2009 Form 10-K.
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
In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the second quarter and first half of fiscal 2010, we recognized favorable reserve adjustments that benefited our earnings before income tax by $387 thousand related to our customer incentive reserves of $1.2 million established at June 27, 2009. During the second quarter and first half of fiscal 2009, we recognized favorable reserve adjustments that benefited our earnings before income tax by $313 thousand related to our customer incentive reserves of $1.5 million established at June 28, 2008.
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
b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the second quarter and the first half of fiscal 2010, we recognized $519 thousand and $654 thousand, respectively, in inventory write-downs as part of cost of sales as compared to $253 thousand and $350 thousand, respectively, recognized as inventory write-downs as part of cost of sales in the second quarter and the first half of fiscal 2009, respectively.
c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. As a result of these evaluations, any exposure deemed more likely than not will be quantified and accrued as tax expense during the period and reported in a reserve for uncertain tax positions. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the second quarter of fiscal 2010, the end of the second quarter of fiscal 2009, or the end of fiscal 2009 at either the state or Federal tax levels.

d)	We establish assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year end, and we monitor these assumptions over the course of the fiscal year.
e)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (u) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2009 Form 10-K.
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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During all of fiscal 2009 and through the first half of fiscal 2010, substantially all of our sales and all purchases were denominated in U.S. Dollars. Accordingly, the Company did not have any foreign currency risk during the first half of fiscal 2010.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At January 2, 2010, we had no borrowings outstanding under the Bank Facility. Based on our projected future funding needs for the remainder of fiscal 2010, we do not expect any significant borrowings under our Bank Facility to fund our current operations. We typically do not hedge our exposure to floating interest rates.
Interest rate changes impact the level of earnings from short-term investments; changes in long-term interest rates also affect the measurement of pension liabilities performed on an annual basis.

ITEM 4 — Controls and Procedures
Not Applicable.

ITEM 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance and Chief Financial Officer (the principal financial officer), the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President-Finance and Chief Financial Officer have concluded that:
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended January 2, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
No response required.

Item 1A.	Risk Factors
Please see the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 at the front of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of Part I of our 2009 Form 10-K for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in “Item 1A.Risk Factors” of Part I of our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) Not applicable
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended January 2, 2010. The Company does not currently have in effect a publicly announced repurchase plan or program.

Item 3.	Defaults Upon Senior Securities
(a), (b) Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	Our 2009 Annual Meeting of Shareholders was held on October 29, 2009. A total of 10,760,878 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 9,838,789, or 91.4% of the outstanding common shares entitled to vote, were represented in person or by proxy.
(b)	The shareholders elected the following individuals to serve as directors for three-year terms expiring at the 2012 Annual Meeting of Shareholders:
Janice Page For: 6,519,251 Withheld: 3,319,538 Broker Non-Votes: none
Harvey Weinberg For: 6,598,189 Withheld: 3,240,600 Broker Non-Votes: none
Greg Tunney For: 7,560,411 Withheld: 2,278,378 Broker Non-Votes: none
The shareholders elected the following individual to serve as directors for a two-year term expiring at the 2011 Annual Meeting of Shareholders:
David Lauer For: 6,517,866 Withheld: 3,320,923 Broker Non-Votes: none
In addition to the individuals elected at the 2009 Annual Meeting of Shareholders, directors whose terms of office continued after the Annual Meeting are (i) Nicholas DiPaolo, David Nichols, and Edward Stan, whose terms expire at the 2010 Annual Meeting of Shareholders; and (ii) Thomas Von Lehman and Gordon Zacks, whose terms expire at the 2011 Annual Meeting of Shareholders.
Roger Lautzenhiser, whose term would have expired at the 2011 Annual Meeting of Shareholders, as previously reported, retired from the Board of Directors immediately prior to the 2009 Annual Meeting of Shareholders.

(c)	In our 2009 Annual Meeting of Shareholders, the shareholders also adopted a proposal to amend the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan in order to authorize the issuance of an additional 500,000 common shares under the Plan and to reapprove the material terms of the performance criteria under the Plan as follows:

For: 3,740,119 Against: 893,941 Broker Non-Votes: 6,126,818

(d)	Not Applicable

Item 5.	Other Information
None.

Item 6.	Exhibits
See Index to Exhibits at page 23.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: February 10, 2010	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	R.G. Barry 2010 Management Bonus Plan	Filed herewith

10.2	R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan (reflects amendments approved by shareholders on October 29, 2009).	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith