Form 10-Q
period 2010-04-03
BARRY R G CORP /OH/
filed 2010-05-12
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-08769
R.G. BARRY CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	31-4362899

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

13405 Yarmouth Road NW, Pickerington, Ohio	43147

(Address of principal executive offices)	(Zip Code)
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
Common Shares, $1 Par Value, Outstanding as of May 5, 2010 — 10,881,158
Index to Exhibits at page 22

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Third Quarter of Fiscal 2010
(Quarterly Period Ended April 3, 2010)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks could include, but are not limited to the following: our continuing ability to source products from third parties located outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the highly seasonal nature of our business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; and our investment of excess cash in certificates of deposit and other non-auction rate marketable securities. You should read this Quarterly Report on Form 10-Q carefully, because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009 (the “2009 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2009 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the Securities and Exchange Commission should also be considered.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2010	53 weeks ending July 3, 2010
Fiscal 2009	52 weeks ended June 27, 2009

Nine Months of Fiscal 2010	40 weeks ended April 3, 2010
Nine Months of Fiscal 2009	39 weeks ended March 28, 2009

Third Quarter of Fiscal 2010	13 weeks ended April 3, 2010
Third Quarter of Fiscal 2009	13 weeks ended March 28, 2009

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 3, 2010	June 27, 2009
	(unaudited)

ASSETS
Cash and cash equivalents	$13,684	$14,259
Short-term investments	33,018	24,977
Accounts receivable (less allowances of $5,752 and $2,725, respectively)	10,509	9,503
Inventory	14,125	8,499
Deferred tax assets — current	1,410	2,621
Prepaid expenses	666	723

Total current assets	73,412	60,582

Property, plant and equipment, at cost	12,009	11,254
Less accumulated depreciation and amortization	8,084	7,511

Net property, plant and equipment	3,925	3,743

Deferred tax assets — noncurrent	7,743	7,685
Other assets	3,045	3,073

Total assets	$88,125	$75,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	94	90
Accounts payable	2,980	3,887
Accrued expenses	6,013	3,979

Total current liabilities	10,837	9,706

Long-term debt, excluding current installments	26	97
Accrued retirement costs and other	19,475	19,372

Total liabilities	30,338	29,175

Commitments and contingencies (note 10)

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,881 and 10,722 shares, respectively (excluding treasury shares of 1,025 and 1,008, respectively)	10,881	10,722
Additional capital in excess of par value	18,815	16,940
Accumulated other comprehensive loss	(11,148)	(11,049)
Retained earnings	39,239	29,295

Total shareholders’ equity	57,787	45,908

Total liabilities and shareholders’ equity	$88,125	$75,083

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Third Quarter		Nine Months
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$22,212	$21,130	$107,235	$95,612
Cost of sales	13,249	14,044	62,020	59,082

Gross profit	8,963	7,086	45,215	36,530
Selling, general and administrative expenses	8,245	7,127	27,829	25,383

Operating profit (loss)	718	(41)	17,386	11,147
Interest income, net	36	226	211	458

Earnings, before income taxes	754	185	17,597	11,605
Income tax expense	215	62	6,568	4,327

Net earnings	$539	$123	$11,029	$7,278

Net earnings per common share
Basic	$0.05	$0.01	$1.02	$0.69

Diluted	$0.05	$0.01	$1.00	$0.68

Average number of common shares outstanding
Basic	10,914	10,622	10,862	10,609

Diluted	11,112	10,738	11,028	10,727

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months	Nine Months
	Fiscal 2010	Fiscal 2009
	(unaudited)	(unaudited)

Operating activities:
Net earnings	$11,029	$7,278
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	607	536
Loss on disposal of property, plant and equipment	43	—
Deferred income tax expense	2,380	3,883
Excess tax benefit-stock based compensation	(1,227)	—
Stock-based compensation expense	604	664
Changes in:
Accounts receivable	(1,006)	627
Inventory	(5,626)	(652)
Prepaid expenses and other	86	934
Accounts payable	(907)	(1,116)
Accrued expenses	1,864	(727)
Accrued retirement costs and other, net	3	(1,126)

Net cash provided by operating activities	7,850	10,301

Investing activities:
Purchases of property, plant and equipment, net	(831)	(1,284)
Purchases of short-term investments	(8,041)	(10,883)

Net cash used in investing activities	(8,872)	(12,167)

Financing activities:
Repayment of short-term and long-term debt	(67)	(63)
Proceeds from options exercised	372	64
Excess tax benefit-stock based compensation	1,227	—
Dividends paid	(1,085)	—

Net cash provided by financing activities	447	1

Net decrease in cash and cash equivalents	(575)	(1,865)
Cash and cash equivalents at the beginning of the period	14,259	14,210

Cash and cash equivalents at the end of the period	$13,684	$12,345

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and the Nine Months of Fiscal 2010 and the Third Quarter and Nine Months of Fiscal 2009
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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The financial information shown in the accompanying condensed consolidated balance sheet as of the end of fiscal 2009 is derived from the Company’s audited consolidated financial statements.
The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the third quarter and nine months of fiscal 2010 are not necessarily indicative of the annual results that may be expected for fiscal 2010. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 — Financial Statements and Supplementary Data.” of Part II of the 2009 Form 10-K.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Standards”. This Statement established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification was adopted by the Company on June 28, 2009 and all technical accounting standard citations herein are based on the Codification.
2. Short-Term Investments and Fair Value
At April 3, 2010, as part of its cash management and investment program, the Company maintained a portfolio of $33,018 in short-term investments, comprised of $23,373 of marketable investment securities in the form of variable rate demand notes and $9,645 in other short-term investments. The marketable investment securities are classified as available-for-sale and are carried at cost, which approximates fair value based on level two input assumptions as described below and used in the Company’s valuation methodology. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds, which have individual maturity dates ranging from May 2010 to January 2011.
Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) provides guidance on fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This accounting standard provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and the Nine Months of Fiscal 2010 and the Third Quarter and Nine Months of Fiscal 2009
(dollar amounts in thousands, except per share data)
The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value and items for which the fair value option has been elected) at April 3, 2010:

Fair Value Measurements at Reporting Date Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	April 3, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$23,373	—	$23,373	—

Total	$23,373	—	$23,373	—

The Company had no other nonfinancial assets or liabilities measured at fair value on a non-recurring basis during fiscal 2009 or in the first nine months of fiscal 2010 under the provisions of FASB ASC 820-10.
3. Stock-Based Compensation
FASB ASC 718 (the Stock Compensation topic) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The 2005 Long-Term Incentive Plan (the “2005 Plan”) was amended and restated by the Company to incorporate certain changes required by Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In addition, by shareholder action at the 2009 Annual Meeting of Shareholders, this plan was amended to provide for an additional 500,000 common shares to be made available under the plan (the “Amended 2005 Plan”). The Amended 2005 Plan is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the original approval of the 2005 Plan.
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
Under the provisions of FASB ASC 718, the Company recorded, as part of selling, general and administrative expenses, $120 and $233 of stock-based compensation expense for the third quarter of fiscal 2010 and third quarter of fiscal 2009, respectively. The Company recognized stock-based compensation expense of $604 and $664 for the nine months of fiscal 2010 and the nine months of fiscal 2009, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards. The Company did not grant any stock options during the nine months of fiscal 2010 or the nine months of fiscal 2009. The Company did not grant any RSUs during the third quarter of fiscal 2010 and granted 10,000 RSUs during the third quarter of fiscal 2009. The Company granted 121,200 RSUs and 149,800 RSUs to certain members of management during the nine months of fiscal 2010 and the nine months of fiscal 2009, respectively.
The Company has awarded RSU grants in recent years as opposed to stock option grants. Total compensation cost of stock options granted but not yet vested as of April 3, 2010, was approximately $7, which will be recognized over a weighted-average period of approximately one to two years.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and the Nine Months of Fiscal 2010 and the Third Quarter and Nine Months of Fiscal 2009
(dollar amounts in thousands, except per share data)
During the third quarter and the nine months of fiscal 2010, the Company recognized gross excess tax benefits of $120 and $1,227 respectively, as additional paid-in capital under the provisions of FASB ASC 718. These excess tax benefits were created in the periods from fiscal 2006 through the nine months of fiscal 2010 based primarily on the exercise of NQs and the vesting of RSUs during this period. Under FASB ASC 718, those excess tax benefits could not be recognized as an addition to paid-in capital until those benefits directly impacted taxes paid. Since the Company previously had net operating tax loss carryforward positions which were used to offset its tax liability, this recognition criteria was not met in the periods prior to the second quarter of fiscal 2010. All remaining net operating tax loss carryforward positions were fully used during the second quarter of fiscal 2010, and accordingly, the accumulated excess tax benefits in the amount of $1,227 were recognized as an addition to paid-in capital for the nine months ended April 3, 2010.
Plan activity with respect to stock options for the nine months of fiscal 2010 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 27, 2009	117,000	146,200	$5.21
Granted	—	—	—
Exercised	(62,800)	(40,000)	3.84
Expired/Cancelled	—	—	—

Outstanding at April 3, 2010	54,200	106,200	$5.99

Options exercisable at April 3, 2010	52,200	106,200

The following is a summary of the status of the Company’s RSUs as of April 3, 2010 and activity during the nine months of fiscal 2010:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at June 27, 2009	319,500	$6.86
Granted	121,200	7.61
Vested	(59,000)	7.16
Forfeited/Cancelled	(30,900)	5.30

Nonvested at April 3, 2010	350,800	$7.03

Total compensation cost of RSUs granted, but not yet vested, as of April 3, 2010 was approximately $1,793. This amount is expected to be recognized over a weighted-average period of approximately two to three years.
The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the nine months of fiscal 2010 and the nine months of fiscal 2009 was $1,160 and $285, respectively.
4. Income Taxes
Income tax expense for the third quarter and the nine months of fiscal 2010 and the third quarter and the nine months of fiscal 2009 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as a result of the following:

	Third Quarter		Nine Months
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Computed “expected” tax expense	$256	$63	$5,983	$3,946
State income tax expense, net of federal income tax benefit	18	6	560	375
Other, net	(59)	(7)	25	6

Total expense	$215	$62	$6,568	$4,327

The Other, net amounts shown above for the third quarters of fiscal 2010 and fiscal 2009 reflected the impact of forecast revisions in various permanent tax items for the respective nine month periods based on the expected annual results for each fiscal year at that time.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and the Nine Months of Fiscal 2010 and the Third Quarter and Nine Months of Fiscal 2009
(dollar amounts in thousands, except per share data)
FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the third quarter and the nine months of fiscal 2010, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the third quarter of fiscal 2010 or the end of the third quarter of fiscal 2009.
5. Net Earnings Per Common Share
Basic net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period. Diluted net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period, plus, when their effect is dilutive, potential common shares consisting of common shares underlying certain unexercised stock options and unvested RSUs.
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Third Quarter		Nine Months
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Numerator:
Net earnings	$539	$123	$11,029	$7,278

Denominator:
Weighted-average common shares outstanding	10,914	10,622	10,862	10,609
Effect of potentially dilutive securities: stock options and RSUs	198	116	166	118

Weighted-average common shares outstanding, assuming dilution	11,112	10,738	11,028	10,727

Basic net earnings per common share	$0.05	$0.01	$1.02	$0.69

Diluted net earnings per common share	$0.05	$0.01	$1.00	$0.68

The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during the reporting periods. Excluded stock options are shown below:

	Third Quarter		Nine Months
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Stock options excluded from the calculation of diluted earnings per common share	—	162	—	162

6. Inventories
Inventory by category consisted of the following:

	April 3, 2010	June 27, 2009
Raw materials	$156	$90
Finished goods	13,969	8,409

Total inventory	$14,125	$8,499

Inventory write-downs, recognized as a part of cost of sales, were $466 and $222 for the third quarter of fiscal 2010 and third quarter of fiscal 2009, respectively, and $1,120 and $571 for the nine months of fiscal 2010 and nine months of fiscal 2009, respectively.
7. Employee Retirement Plans
The Company used a measurement date of June 27, 2009 to make the required expense computations for the third quarter and nine months of fiscal 2010 and a measurement date of March 31, 2008 for the third quarter and nine months of fiscal 2009.
The Company expects to make payments in the aggregate of $3,274 in fiscal 2010 to the funded, qualified associates’ retirement plan and meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans. Through April 3, 2010, payments of approximately $458 were made into the funded, qualified associates’ retirement plan and payments of approximately $1,251 were made to participants in the unfunded, nonqualified supplemental retirement plans. The $1,251 paid to participants in the nonqualified supplemental retirement plans included a lump-sum payment of $748 made to a former executive upon his retirement as full settlement of his nonqualified supplemental retirement plan benefit. Based on interest rates existing at the date of settlement during the first quarter of fiscal 2010, the Company recognized a settlement loss of $185 in pension expense and an additional other comprehensive loss adjustment, net of tax, of $99 based on a re-measurement of remaining nonqualified supplemental retirement plan liabilities.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and the Nine Months of Fiscal 2010 and the Third Quarter and Nine Months of Fiscal 2009
(dollar amounts in thousands, except per share data)
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Third Quarter		Nine Months
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Service cost	$—	$12	$9	$34
Interest cost	571	606	1,714	1,816
Expected return on plan assets	(493)	(551)	(1,480)	(1,653)
Net amortization	176	71	523	213
Settlement loss	—	—	185	—

Total pension expense	$254	$138	$951	$410

8. Comprehensive Income
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings and pension related adjustments as follows:

	Third Quarter		Nine Months
	Fiscal 2010	Fiscal 2009	Fiscal 2010	Fiscal 2009
Net earnings	$539	$123	$11,029	$7,278
Pension related adjustments, net of tax	—	—	(99)	(40)

Total comprehensive income	$539	$123	$10,930	$7,238

Accumulated other comprehensive loss as of April 3, 2010 and June 27, 2009 was $11,148 and $11,049, respectively, and relates to the Company’s qualified associates’ retirement plan and nonqualified supplemental retirement plans.
9. Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,670, which is included in other assets in the accompanying Condensed Consolidated Balance Sheets. Effective in March 2004 and continuing through the end of the third quarter of fiscal 2010, the Company has borrowed $1,750 against the cash surrender value of one of these policies. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.
10. Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s annual financial position, statement of income and cash flows.
11. Recently Issued Accounting Standards
In December 2008, the FASB issued a modification to FASB ASC 715-20-50-2 (paragraph 2 of section 715-20-50 on disclosures for defined pension benefit plans). This modification expands the guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FASB ASC 715-20-50-2 was adopted on June 28, 2009 and will impact annual disclosures provided at the end of fiscal 2010. No application was required for any earlier periods presented for comparative purposes. Since FASB ASC 715-20-50-2 deals only with disclosure guidance, this modification will not have an effect on the Company’s financial position or its results of operations.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and the Nine Months of Fiscal 2010 and the Third Quarter and Nine Months of Fiscal 2009
(dollar amounts in thousands, except per share data)
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
In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, which amends ASC Subtopic 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. The clarification of existing disclosure guidance includes further disaggregation of fair value measurement disclosures for each class of assets and liabilities and providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Since ASU 2010-06 deals only disclosure guidance, this modification will not have an effect on the Company’s financial position or its results of operations.
In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, to amend codified accounting standard guidance under FASB ASC Topic 855, Subsequent Events. This Update provided amendments to FASB ASC Subtopic 855-10, which eliminated the requirement for an SEC filer to provide specific disclosure of the date through which subsequent events have been evaluated. The Company adopted this change in the third quarter of fiscal 2010.

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
Results of Operations
During the third quarter of fiscal 2010, net sales were $22.2 million, representing a $1.1 million, or 5.1%, increase over the comparable quarter in fiscal 2009. The quarter-on-quarter increase in net sales primarily reflected increased shipments to customers in the discount and department store channels, partially offset by a decrease in shipments to customers in the warehouse club channel. The changes in shipments to customers in these channels reflected differences in the volume of shipments made during the third quarter of fiscal 2010 compared to the same period in fiscal 2009.
For the nine months of fiscal 2010, net sales were $107.2 million, representing an $11.6 million, or 12.2%, increase over the comparable nine months of fiscal 2009. This net sales increase reflected primarily increased shipments in the mass merchandising and discount channels, with all other channels combined reflecting flat to nominal net sales decreases over the same period in the prior year. The nine months of fiscal 2010 contained one more week than the nine months of fiscal 2009. However, this additional week did not have a significant effect on net sales reported for the nine months of fiscal 2010 as compared to net sales reported for the nine months of fiscal 2009.
Gross profit for the third quarter of fiscal 2010 was $9.0 million, or 40.4% of net sales, compared to $7.1 million, or 33.5% of net sales, for the third quarter in fiscal 2009. Gross profit for the nine months of fiscal 2010 was $45.2 million, or 42.2% of net sales, compared to $36.5 million, or 38.2% of net sales, for the nine months in fiscal 2009. The increases in gross profit dollars and in gross profit as a percent of net sales reflected both increased shipments for the third quarter and nine months of fiscal 2010 over the same prior year periods and the impact of lower product costs due primarily to availability of supplier capacity and the reduction of oil prices in the period in which we placed our fall season orders in fiscal 2010 versus the same period in the prior year. In addition, the increase in gross profit as a percentage of net sales was also affected in part by the positive impact of higher margin in certain of our products shipped during the third quarter of fiscal 2010 as compared to the same period in fiscal 2009.
Selling, general and administrative (“SG&A”) expenses were 37.1% and 33.7% of net sales for the third quarter of fiscal 2010 and third quarter of fiscal 2009, respectively. The quarter-on-quarter net increase of $1.1 million reflected primarily the net impact of increased advertising for our Dearfoams® brand and increased payroll expenses during the period offset, in part, by lower bad debt and other operating expenses.
SG&A expenses were 26.0% and 26.5% of net sales for the nine months of fiscal 2010 and nine months of fiscal 2009, respectively. The period-on-period net increase of $2.4 million reflected primarily the net impact of increased advertising for our Dearfoams® brand and increased payroll expenses during the period, offset, in part, by lower bad debt and other operating expenses.
For the third quarter and nine months of fiscal 2010, we recorded a reduction in net interest income of $190 thousand and $247 thousand, respectively, as compared to the same periods in the prior year. This decrease in net interest income resulted from the lower interest rates available and paid with respect to our investment portfolio during the third quarter and the nine months of fiscal 2010 versus the comparable periods in the prior year.

During the third quarter of fiscal 2010 and the third quarter of fiscal 2009, we reported income tax expense of $215 thousand and $62 thousand, respectively. The effective income tax rates for the third quarter of fiscal 2010 and third quarter of fiscal 2009 were 28.5% and 33.5%, respectively. During the nine months of fiscal 2010 and the nine months of fiscal 2009, we reported income tax expense of $6.6 million and $4.3 million, respectively. The effective income tax rates for both the nine months of fiscal 2010 and nine months of fiscal 2009 were 37.3%.
Based on the results of operations noted above, we reported net earnings of $539 thousand or $0.05 per diluted common share for the third quarter of fiscal 2010 and approximately $123 thousand or $0.01 per diluted common share for the third quarter of fiscal 2009.
Based on the results of operations noted above, we reported net earnings of $11.0 million or $1.00 per diluted common share for the nine months of fiscal 2010 and approximately $7.3 million or $0.68 per diluted common share for the nine months of fiscal 2009.
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
Looking ahead beyond fiscal 2010
Looking beyond fiscal 2010, our strategies continue to center on growing market share in existing channels; pursuing new retail opportunities; expanding our business internationally; and growing through appropriate acquisitions. We have demonstrated that for 14 consecutive quarters our model can perform at or above levels consistent with top quartile performance, and we expect to deliver performance that drives growth and long-term shareholder value.
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
Cash and cash equivalents on hand were approximately $13.7 million at April 3, 2010 compared to $12.3 million at March 28, 2009 and $14.3 million at June 27, 2009. Short-term investments were approximately $33.0 million at April 3, 2010, $22.8 million at March 28, 2009 and $25.0 million at June 27, 2009. At the end of the third quarter of fiscal 2010, we carried a portfolio of $33.0 million in short-term investments, including $23.4 million of marketable investment securities consisting of variable rate demand notes and $9.6 million of other short-term investments. The marketable investment securities are classified as available-for-sale securities. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds, which have individual maturity dates ranging from May 2010 to January 2011.
Operating Activities
During the nine months of fiscal 2010 and the comparable period of fiscal 2009, our profitable operations provided cash of approximately $7.9 million and $10.3 million, respectively. The operating cash flows during these periods primarily reflected the impact of timing in our shipments and inventory purchased in each of those periods as well as the timing of sales and collections in accounts receivable. During all of fiscal 2009 and through the nine months of fiscal 2010, we funded our operations entirely by using our cash and short-term investments.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 6.8:1 at April 3, 2010, 7.9:1 at March 28, 2009 and 6.2:1 at June 27, 2009. The increase in this ratio from June 27, 2009 to April 3, 2010 primarily reflected the impact of our cumulative profitability over the nine months of fiscal 2010. The decrease in the ratio from March 28, 2009 to April 3, 2010 primarily reflected higher levels of inventory and current liabilities due to the timing of inventory purchases and related payments.

We anticipate that we will continue to fund our operations in the future by using our internal cash reserves. At the end of the first half of fiscal 2010, we had fully utilized all net operating loss tax carry forward positions carried over from the end of fiscal 2009 and have begun to pay U.S. Federal income taxes.
Changes in the primary components of our working capital accounts for the nine months of fiscal 2010 and the nine months of fiscal 2009, respectively, were as follows:
•	Net accounts receivable increased by $1.0 million in the nine-month period of fiscal 2010 and decreased by $627 thousand in the nine-month period of fiscal 2009. The change in net accounts receivable during these reporting periods primarily reflected the timing of and volume of shipments of finished goods inventory to our customers in line with the seasonal nature of our business, and the timing of cash collections and customer deductions for promotions and other allowances.

•	Net inventories increased by $5.6 million and $652 thousand during the nine months of fiscal 2010 and 2009 respectively. The increases reflected primarily a return during the first nine months of fiscal 2010 to more normal levels of inventory required to support our customers on an ongoing basis, particularly in the replenishment product area.

•	Accounts payable decreased by $907 thousand and $1.1 million during the nine months of fiscal 2010 and 2009, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in line with the seasonality of our business.

•	Accrued expenses increased by $1.9 million and decreased by $727 thousand during the nine months of fiscal 2010 and 2009, respectively. The increase in accrued expenses in the nine months of fiscal 2010 compared to decrease in the nine months of fiscal 2009 is primarily due to the increase in income tax accruals at the end of the third quarter in fiscal 2010, since we have utilized all of our available net operating tax loss carry forwards.
Investing Activities
During the nine months of fiscal 2010 and the nine months of fiscal 2009, our investing activities used $8.9 million and $12.2 million in cash, respectively. During the nine months of fiscal 2010, our investing activities involved primarily the purchase of $8.0 million in short-term investments and $832 thousand in capital expenditures. During the nine months of fiscal 2009, our investing activities involved primarily the purchase of $10.9 million in short-term investments and $1.3 million in capital expenditures.
Financing activities
During the nine months of fiscal 2010, financing activities provided $447 thousand in cash. This financing cash inflow primarily included realized tax benefits in excess of previously accrued tax benefits associated with stock-based compensation and proceeds from stock options exercised by employees during the period, and are partially offset by dividend payments consistent with our current policy.
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
The Bank Facility is subject to a one-year renewal option after December 31, 2011. The terms of the Bank Facility require the Company to satisfy certain financial covenants including (a) satisfying a minimum fixed charge coverage ratio of not less than 1.25 to 1.0 which is calculated on a trailing 12-month basis, and (b) maintaining a consolidated net worth of not less than $44 million, increased annually by 50% of the Company’ consolidated net income after June 28, 2009. The Bank Facility must be rested for 30 consecutive days beginning in February of each year. Also, the borrowing under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable plus 50% of its eligible inventory at any one time. As of April 3, 2010, we were in compliance with these financial covenants.
The Bank Facility provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate value of $1.5 million. The aggregate dollar amount of outstanding letters of credit is deducted from the available balance under the Bank Facility. At April 3, 2010, we had $4.2 million available under the Bank Facility, which was reduced by the aggregate amount of $800 thousand in letters of credit outstanding.
The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 2.75%. The applicable interest rate on the Bank Facility at April 3, 2010 was 3.00%, assuming a 30-day LIBOR rate of .25% on that date. Additionally, the modified agreement requires us to pay a quarterly unused line fee at the rate of 3/8% of the average unused Bank Facility balance. During the nine months of fiscal 2010, we did not use the Bank Facility and incurred unused line fees of approximately $17 thousand. We incurred a commitment fee of approximately $43 thousand on the loan modification effective as of June 26, 2009 and $13 thousand of this fee was amortized as expense during the nine months of fiscal 2010.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of April 3, 2010, we reported approximately $94 thousand as current installments of long-term debt, which represented the current portion of our obligation associated with the agreement originally entered into with the mother of our chairman as disclosed in Note (15) of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K. At April 3, 2010, we reported approximately $26 thousand as consolidated long-term debt, all of which was related to the obligation under this agreement.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2009, other than routine payments. For more detail on contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources – Other Matters Impacting Liquidity and Capital Resources — Contractual Obligations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2009 Form 10-K.
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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note (1) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2009 Form 10-K.
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
In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the third quarter and nine months of fiscal 2010, we recognized favorable reserve adjustments that benefited our earnings before income tax by $225 thousand and $612 thousand, respectively, related to our customer incentive reserves of $1.2 million established at June 27, 2009. During the third quarter and nine months of fiscal 2009, we recognized favorable reserve adjustments that benefited our earnings before income tax by $185 thousand and $484 thousand, respectively, related to our customer incentive reserves of $1.5 million established at June 28, 2008.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the third quarter and the nine months of fiscal 2010, we recognized $466 thousand and $1.1 million, respectively, in inventory write-downs as part of cost of sales as compared to $222 thousand and $571 thousand, respectively, recognized as inventory write-downs as part of cost of sales in the third quarter and the nine months of fiscal 2009, respectively.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. As a result of these evaluations, any exposure deemed more likely than not will be quantified and accrued as tax expense during the period and reported in a reserve for uncertain tax positions. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the third quarter of fiscal 2010, the end of the third quarter of fiscal 2009, or the end of fiscal 2009 at either the state or Federal tax levels.

d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year end, and we monitor these assumptions over the course of the fiscal year.

e)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2009 Form 10-K.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
See “Note (11). Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.

ITEM 3 —	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During all of fiscal 2009 and through the nine months of fiscal 2010, substantially all of our sales and all of our purchases were denominated in U.S. Dollars. Accordingly, the Company did not have any foreign currency risk during the nine months of fiscal 2010.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At April 3, 2010, we had no borrowings outstanding under the Bank Facility. Based on our projected future funding needs for the remainder of fiscal 2010, we do not expect any significant borrowings under our Bank Facility to fund our current operations. We typically do not hedge our exposure to floating interest rates.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended April 3, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(a) and (b) Not applicable
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended April 3, 2010. R.G. Barry Corporation does not currently have in effect a publicly announced repurchase plan or program.

Item 3.	Defaults Upon Senior Securities
(a), (b) Not Applicable

Item 4.	[Reserved]
None

Item 5.	Other Information
None

Item 6.	Exhibits
See Index to Exhibits at page 22.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: May 12, 2010	By:	/s/ José G. Ibarra
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