Form 10-K
period 2010-07-03
BARRY R G CORP /OH/
filed 2010-09-09
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 001-08769
R.G. BARRY CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-4362899 (I.R.S. Employer Identification No.)

13405 Yarmouth Road N.W. Pickerington, Ohio 43147 (Address of principal executive offices, including zip code)	(614) 864-6400 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Par Value $1.00 per share	The NASDAQ Stock Market (The NASDAQ Global Market)

Series II Junior Participating Class A Preferred Share Purchase Rights	The NASDAQ Stock Market
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $84,883,187 based on the December 31, 2009 closing price per common share of $8.60 on The NASDAQ Global Market.
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 10,984,180 common shares, $1.00 par value, as of September 2, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the 2010 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed not later than 120 days after July 3, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

R.G. BARRY CORPORATION
FISCAL 2010
Form 10-K
ANNUAL REPORT

*	The information required to be disclosed under each Item is incorporated by reference from the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the 2010 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed no later 120 days after July 3, 2010.

FORWARD-LOOKING STATEMENTS
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
     Some of the disclosures in this Annual Report on Form 10-K for the fiscal year ended July 3, 2010 (the “2010 Form 10-K”) contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this 2010 Form 10-K carefully, because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this 2010 Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors“of Part I of this 2010 Form 10-K, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of this 2010 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the SEC should also be considered.
DEFINITIONS
     All references in this 2010 Form 10-K to “we”, “us”, “our”, and the “Company” refer to R.G. Barry Corporation, an Ohio corporation (the registrant) or, where appropriate, to R.G. Barry Corporation and its subsidiaries. The Company’s annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”) ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2011	52 weeks ending July 2, 2011
Fiscal 2010	53 weeks ended July 3, 2010
Fiscal 2009	52 weeks ended June 27, 2009
Fiscal 2008	52 weeks ended June 28, 2008
Fiscal 2007	52 weeks ended June 30, 2007
2006 fifty-two-week period	52 weeks ended July 1, 2006
2006 transition period	26 weeks ended July 1, 2006
2005 twenty-six-week period	26 weeks ended July 2, 2005
Fiscal 2005	52 weeks ended December 31, 2005

PART I
Item 1. Business.
BUSINESS AND PRODUCTS
Overview
     We are a major developer and marketer of accessory footwear, a retail category that includes slippers, sandals, hybrid and active fashion footwear, slipper socks and hosiery. We serve a broad spectrum of North American retailers of all size and retail categories with our family of proprietary and licensed brands. We also develop and source private label accessory footwear products for some of North America’s leading retailers. We report our operations as a single operating segment.
     Our business model is a flexible, sourcing model where much of our costs are variable. We do not operate any manufacturing facilities and source all of our products from overseas resources. We implemented our current business model in 2004 after operating a manufacturing-based business model for 57 years since our founding in 1947. Under our current model, we have recorded consistent profitability and increased net sales annually since 2005, a period that has included some of the most difficult retail seasons in decades.
     We traditionally record approximately 70% of our net sales during the period from July through December. We have identified the popularity of slippers as a holiday gift item as the main reason for our net sales’ heavy seasonal weighting. In 2006, we moved from a December-ending fiscal year to a fiscal year that ends on the Saturday closest to June 30. This change was made to simplify planning and financial reporting under such a heavily seasonal business model. One of our on-going corporate objectives is to identify and acquire or to develop businesses that will add more seasonal balance to our annual business cycle.
     We use our strengths in design and product development; sourcing quality and value; consumer brand marketing; retail category management; supply chain and logistics; and relationship building with our key customers as critical elements in the long-term growth strategy for our core business. This strategy includes investing in and nurturing our own brands; diversification through category-appropriate acquisitions; entering meaningful branding and licensing opportunities; targeting new or underserved retailers; introducing innovative, new products and brands; and expanding internationally through programs with some of our key retailing partners. In July 2010, we licensed certain of the brands we own to Olivet International, Inc. in a five-year exclusive licensing agreement that gives Olivet exclusive rights to develop and market a variety of sleepwear, active wear and accessory products bearing the DF by Dearfoams™, DF Sport by Dearfoams™, and Utopia by Dearfoams™ trademarks for sale in North American and South American markets.
     Within the framework of our growth strategy, management also focuses on controlling risk, improving liquidity, increasing cash reserves, protecting the balance sheet, generating an appropriate return on investment and shareholders’ equity and keeping the business sustainable, while taking the kinds of intelligent risks that are necessary to encourage long-term, profitable growth.
     Our executive offices are located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147. Our telephone number is (614) 864-6400, and our corporate Internet website can be accessed at www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this 2010 Form 10-K). We have been a public company since 1962. Our common shares are principally traded on The NASDAQ Global Market (“NASDAQ-GM”) under the trading symbol DFZ.

Principal Products
     Since introducing Angel Treads*, the world’s first foam-soled, soft, washable slipper in 1947, we have developed a number of our own accessory footwear brands as well as licensed well-known brands from third parties. Most of our brand lines, both proprietary and licensed, feature slippers for women and men, and focus on comfort. Products sold under our own trademarks represented the majority of our consolidated net sales in fiscal 2010. The remainder of our net sales came from our licensed brand business and from the development, sourcing and sale of accessory footwear products for retailers who sell the footwear under their own private labels.
     We think our trademarks have significant commercial value. In general, trademarks remain valid and enforceable as long as they are used in connection with our products and services and the required registration renewals are filed. The Company intends to continue the use of each of its trademarks and renew each of its registered trademarks accordingly. In addition to Angel Treads*, our current principal brand names include Dearfoams*, DF by Dearfoams™, DF Sport by Dearfoams™, Terrasoles* and Utopia by Dearfoams™. Currently, our principal products sold under trademarks licensed from third parties include Levi’s** brand slippers and sandals for men, women and children; Nautica** slippers for women and men; and Superga** canvas sneakers and active/fashion footwear for women, men and children.
     Dearfoams* is our principal proprietary brand. Since its introduction in 1958, Dearfoams* has, according to our own consumer research, become one of the most-recognized brand names in accessory footwear. Several basic slipper profiles are standard in the Dearfoams* brand line, its sub-brands and our other proprietary and licensed slipper brands. These classic footwear silhouettes are in demand throughout the year. The most significant changes to these traditional products are made in response to broadly accepted fashion trends and can include slight variations in design, ornamentation, fabric and color. These products typically have uppers made of man-made fibers such as microfiber suede, knit terry and velour. In addition, corduroy, nylon and an updated assortment of other man-made and natural materials may be used. We also regularly introduce new styles that may offer enhanced comfort elements, fashion-forward design elements or other innovative or new product attributes.
     Retail prices for most of our slipper-type products normally range from approximately $5 to $30 per pair, depending on the style of footwear, retail channel and retailer mark-up. Most consumers, who are primarily female, of our slippers fit within a range of four-to-six universal sizes. This is a smaller range of sizes than that found in traditional footwear and allows us to carry lower inventory levels than many traditional footwear suppliers.
     We debut our new slipper product collections each spring and fall in conjunction with national retail accessory buying markets and other national trade events. We plan to continue the introduction of updated and new products in response to fashion changes, consumer taste preferences and changes in the demographic makeup of our business.
     As part of our ongoing effort to diversify our business from product, seasonal, demographic and retail channel perspectives, we have expanded our product portfolio since 2006 from only slippers to include sandals, indoor/outdoor casual footwear and canvas/active fashion footwear. Many of these products are sold into retail channels and to consumers not previously served by our core slipper business. We sell these products under our own brand names, such as Terrasoles*, and trademarks licensed from third parties, such as Superga**, Levi’s** and Nautica**.

*	Denotes Company trademark registered in the United States Department of Commerce Patent and Trademark Office.

**	Denotes a licensor trademark registered in the United States Department of Commerce Patent and Trademark Office.

     We launched Terrasoles*, a new kind of accessory footwear, in August 2007. Terrasoles* can be worn beyond the home and was developed to specifically address the after-activity comfort footwear needs of those engaged in or aspiring to a variety of sports and life styles. Our Terrasoles* brand products are sold through a variety of retailers including warehouse clubs, specialty stores, outdoor retailers, Internet sites and catalogs. Retail prices of these products range from $40 to $50. Terrasoles* products are displayed on a self-selection basis and are intended to appeal primarily to the self-purchase buyer.
Licenses
     In March 2009, we entered into a four-year licensing agreement with Levi Strauss & Co. to develop and market a collection of slippers and sandals for the United States market. Levi’s** is one of the most widely-recognized brands in the world. Under the license, we agreed to certain minimum royalty payments, payable quarterly. We have an option to renew the agreement for one additional three year-term commencing on January 1, 2013 and ending December 31, 2015, if certain sales based terms established under the agreement are met. Our Levi’s** line debuted in national chain department stores in the fall of 2009 with Levi’s ** sandals debuting at retail for spring of 2010. Retail prices for these products range from $20 to $30. Our products sold under the Levis** brand are displayed on a self-selection basis and are intended to appeal to “impulse” and “gift-giving” buyers. Net sales under this brand were modest for fiscal 2010.
     In June 2007, we entered into a licensing agreement with BasicNet S.p.A. of Turin, Italy, through BasicNet’s U.S. affiliate, Basic Properties America, Inc. (collectively, “BasicNet”), to become the exclusive North American licensee for Superga,** a leading European canvas/active fashion footwear brand. Its products include vulcanized sneakers with canvas, linen and leather upper materials. Our licensing agreement was modified in July 2009 and provides us with the right to sell Superga** licensed products through December 31, 2011. We are currently negotiating with BasicNet for the renewal of the agreement for an additional three-year term, following the December 31, 2011 current expiration date. Under our agreement, BasicNet is responsible for all product development and design activities, including product fit and wear testing, related to Superga**. Superga** is sold through mall-based retailers, in the shoe departments of mid-range and premier department stores and through key specialty retailers. Net sales for Superga** were modest in fiscal 2010.
     In January 2008, we entered into a three-year licensing agreement with Nautica Apparel, Inc. (“Nautica Apparel”), a subsidiary of VF Sportswear, Inc., a division of VF Corporation, to become the exclusive Nautica** accessory footwear licensee in the United States, Canada, Mexico and Puerto Rico. Our Nautica** licensing agreement will end on December 31, 2010. Net sales under the Nautica** brand were modest in fiscal 2010.
     We believe that the Levi’s** and Superga** licenses have the potential to become important components of our long-term growth strategy and to add additional counter-balance to the seasonal nature of our core slipper business.
Sales and Marketing
     We market and sell our products across many retail channels, with core collections of products primarily sold through traditional, promotional and national chain department stores; mass merchants; discount stores; warehouse clubs; discount retailers; specialty stores; independent retailers; catalogs; and Internet sites. Our products are marketed to these retailers under various owned, licensed or private label brands. Each product brand category is supported by a brand president and cross-functional disciplines including product design and development, marketing, finance, sales analysis and planning and information technology.

     Sales of our products to retailers are generally handled by sales account executives employed by the Company or through our business-to-business Internet portal sites. For the Terrasoles* and Superga** brands, we use some independent sales representatives as well as our own sales account executives.
     We do not finance our customers’ purchases beyond granting traditional payment terms at the time shipments are made. Limited return privileges are granted to some of the Company’s retailing partners. In some cases, we grant allowances to fund advertising and in-season promotional activities.
     The Company maintains a sales office and showroom at 9 East 37th Street in New York City. During the spring and fall of each year, we present collections of our products to buyers representing the Company’s key retail customers at scheduled showings. Buyers for our large retail customers also periodically visit this sales office or our corporate facility in Pickerington, Ohio. We also maintain a sales administration office in Bentonville, Arkansas that supports our business with Wal-Mart Stores, Inc. and its affiliates. Wal-Mart Stores, Inc. and its affiliates together represent our largest customer.
     Due to the heavy seasonal component of our business, centered in the second half of the calendar year, our inventory investment is largest in early fall in order to support our customers’ needs for the fall and holiday selling seasons. During the holiday selling season, we hire temporary merchandisers to assist in the display and merchandising of the Company’s products in a number of department stores and chain stores nationally. We pioneered this point-of-sale retail selling floor management technique in the accessories area many years ago and continue to believe that, when it is combined with computerized automatic demand-pull replenishment systems and various other marketing initiatives, it optimizes our holiday seasonal sales.
     Beginning in fiscal 2010, we launched a multi-year, multi-million dollar marketing/advertising initiative that is focused on supporting our owned brands, primarily the Dearfoams* brands. Our previous marketing strategies focused on maximizing our presence at point of sale by expanding shelf and floor space, since substantially all of our products are intended to appeal to “impulse” and “gift-giving” buyers. The fiscal 2010 phase of our new marketing strategy involved extensive consumer research, message development and a limited amount of outdoor and print consumer advertising. As the project moves forward, these efforts will expand with the goals of increasing our dominance in the marketplace and increasing our relevance to a broader demographic section of accessory footwear consumers.
Sourcing
     We operate a sourcing office in Dongguan City, Peoples Republic of China (PRC or China), to facilitate the procurement of most of our products. Twenty-seven people work on various aspects of sourcing and product development are employed in our Dongguan City office. We purchase slipper-type products from fourteen different third-party manufacturers, all of whom are located in the PRC. Purchases of products currently sold under the Terrasoles* brand are made primarily by a different set of third-party manufacturers located in China. We purchase all Superga** products through a third-party Vietnam-based suppliers who provide those same products to Superga’s** parent company, BasicNet.
     Our overall experience with third-party manufacturers has been very good in terms of reliability, delivery times and product quality. All of our purchases in China are conducted on an open account basis. We recognize, however, that reliance on third-party manufacturers does carry elements of risk. During fiscal 2010, we did not experience any substantial adverse quality or delivery issues. We will continue to ensure that the sourcing activities supported by our Dongguan office are effectively aligned to ensure that the quality and delivery of products complies with our and our customers’ standards.
We are dependent on methods of third-party transport to move our products from our third-party manufacturers to our distribution facilities, and from those facilities to our customers.

Ethics, human rights and the environment
     It is a fundamental goal of the Company to incorporate our core values of integrity, quality, innovation, leadership, teamwork and community into all aspects of our business. We demand the highest business and personal ethical standards, as well as compliance with all applicable governmental laws, rules and regulations from all of our team members and from all with whom we do business. We only do business with suppliers and vendors who operate legally and ethically.
     We are committed to protecting human rights and in ensuring that fair treatment, humane working conditions and equitable market wages exist with our suppliers. Many of our key customers conduct their own independent human rights audits of our third-party suppliers and share their findings with us. We also conduct direct supplier audits under various licensed product agreements held by the Company.
     We are concerned about preserving and protecting our environment. We strive to comply with all federal, state and local environmental protection laws at all Company locations. Compliance with provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings or competitive position. We believe that the nature of our operations has little, if any, environmental impact, and we anticipate no material capital expenditures for environmental control facilities for the foreseeable future. We encourage our team members to conserve energy and other resources, to reduce the amount of waste the Company produces, and to participate actively in recycling efforts. We also expect all of our suppliers to comply with appropriate environmental laws.
RESEARCH AND DEVELOPMENT
     During fiscal 2010, we relocated certain portions of our research and development activity from our Pickerington, Ohio offices to our sourcing office located in Dongguan City, PRC. Most of our research and development activities in China relate to fabric selection and product testing. Since nearly all raw materials used in our products are sourced from China, moving the related R&D functions nearer to the source was viewed as a cost-saving and time-saving measure.
     The principal raw materials used in our products are textile fabrics, threads, foams, other synthetic products, recycled micro fleece and mesh. Our raw materials also include organic materials such as cotton and bamboo as well as packaging materials and are available from a wide range of suppliers. The Company has not experienced any significant difficulty in obtaining raw materials from our respective suppliers in China.
     During fiscal 2010, fiscal 2009 and fiscal 2008, we spent approximately $2.3 million, $2.4 million, and $2.6 million, respectively, to support the development of new products and improvement of existing products. These R&D activities were substantially supported by approximately 20 full-time employees.
SIGNIFICANT CUSTOMERS
     Wal-Mart Stores, Inc. and its affiliates accounted for 35%, 38% and 37% of our consolidated net sales during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Our sales to Wal-Mart Stores, Inc. and its affiliates are less seasonal in nature than those to many of our other customers. J.C. Penney Company, Inc. accounted for 10%, 10% and 11% of our consolidated net sales during fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

BACKLOG OF ORDERS
     Due to the highly seasonal nature of our business, the backlog of unfilled sales orders is often largest in the July-August time frame as our customer orders are received in preparation for the holiday selling season. The backlogs of unfilled orders as of August month-end periods that ended on September 4, 2010, August 29, 2009 and September 2, 2008 were $30.3 million, $31.5 million and $30.8 million, respectively. The backlogs of unfilled sales orders at the end of fiscal 2010, fiscal 2009 and fiscal 2008 were approximately $33.4 million, $19.3 million and $29.2 million, respectively; comparisons between years reflect differences in the timing of order receipts only and do not necessarily indicate a growth or decline in sales volume.
     We anticipate that a large percentage of the unfilled sales orders as of the end of fiscal 2010 will be filled during the first six months of fiscal 2011. Due to the unpredictability of the timing of receipt of customer orders and given the heavy seasonality of our sales, we believe that the status of the backlog of orders may not necessarily be indicative of future business. In recent years, customers have placed their orders much closer to the time of expected delivery, a trend that we expect will continue. Our internal product sourcing and logistics activities will continue to adapt to these and other marketplace changes in an effort to ensure complete and timely deliveries to our customers.
INVENTORY
     Inventory risk, resulting primarily from season-to-season fashion and customer-driven styling changes, makes managing exposure to obsolete inventory one of our supply chain group’s key strategic roles. We have been very successful in managing inventory levels, reducing inventory risks and lowering inventory write-downs. We have accomplished this by purchasing inventory closer to the time that it is needed and by placing orders that are closely aligned with the visibility of customer demand.
     While we expect to continue tightly managing inventory levels, we believe that inventory, as measured by dollars invested, will continue to grow from its historic low at the end of fiscal 2009 at a rate appropriate to support our on-going growth. We also believe that inventory turns is a much more relevant performance metric, and we expect to continue turning inventory at a rate in excess of four times per year.
COMPETITION
     We operate in a relatively small segment of the overall accessory footwear retail category. We compete primarily on the basis of quality and comfort of our products, price, value, service to our customers and our marketing and merchandising expertise. We believe that we are among the world’s largest marketers of accessory footwear products. However, this category is a very small component of the highly competitive footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel categories have begun to market accessory footwear. Many of these competitors have significantly greater financial, distribution and marketing resources than we do. In addition, some retailers have sought to source products directly for sale in their stores. We are not aware of any reliable published statistics that indicates our current market-share position in the footwear industry or in the sector providing accessory footwear products.

FACILITIES
     We own our corporate headquarters building in Pickerington, Ohio. We lease sales and sales administration offices in New York City and Bentonville, Arkansas; and a sourcing representative office in Dongguan City, PRC. We do not operate or own any manufacturing facilities.
     During fiscal 2010, we relied on our leased distribution center in San Angelo, Texas and an independent third-party logistics provider located in southern California to store products, fulfill customer orders and distribute our products. The distribution center in Texas primarily supports shipments of Terrasoles* and Superga** and other replenishment, closeout product and e-commerce orders. The third-party logistics provider primarily supports case pack shipments to customers. Our principal administrative, sales and distribution facilities are described more fully below under “Item 2. Properties.” of this 2010 Form 10-K.
EMPLOYEES
     At the close of fiscal 2010, we employed approximately 154 full-time team members. Approximately 82% of our team members are employed in the United States.
AVAILABLE INFORMATION
     We make available free of charge through our Internet website all annual reports on Form 10-K, all quarterly reports on Form 10-Q, all current reports on Form 8-K, and all amendments to those reports, filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as our definitive annual meeting proxy materials as filed pursuant to Section 14 of the Exchange Act. These reports and proxy materials are available as soon as reasonably practicable after they are submitted electronically to the Securities and Exchange Commission (the “SEC”).
Item 1A. Risk Factors.
     There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. The following risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this 2010 Form 10-K. Any of these risks could materially adversely affect our business, our operating results, or our financial condition and the actual outcome of matters as to which forward-looking statements are made.
The global financial and general economic conditions that are largely out of our control may adversely affect our financial condition and results of operations.
     Uncertainty about current and future global economic conditions may affect consumer spending or our customers’ buying habits, which would adversely affect demand for our products. Our customers may be impacted by the significant decrease in available credit. If credit pressures or other financial difficulties result in insolvency for these customers, it could adversely impact our overall financial results.
     Furthermore, reduced traffic in retail stores or limitations on the prices we can charge for our products could reduce our sales and profit margins and have a material adverse effect on our financial condition and results of operations. Our business, financial condition, results of operations and access to credit as well as the trading price of our common shares could be materially and adversely affected if the economy fails to stabilize, or if current economic conditions do not improve or worsen.

Our North America business, which is our primary business, is dependent on our ability to continue sourcing products from outside North America.
     We do not own or operate any manufacturing facilities and depend upon independent third parties to manufacture all of our products. During fiscal 2010, most of our products were manufactured in China, except for our Superga** and most of our Terrasoles* branded products, which were sourced from third-party manufacturers primarily located in Vietnam. The inability of our third-party manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, or harm our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our third-party manufacturers could be detrimental not only to a particular order but to future relationships with our customers.
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
     We currently purchase most of our products for all brands from China, except for the Superga** brand products, which are purchased primarily from Vietnam. We expect to continue to purchase our products from China and Vietnam at approximately the same levels in the future. This international sourcing subjects us to the risks of doing business abroad. These risks include:
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
     As a result of the continuing consolidation in the retail industry, our customer base has decreased, thus increasing the concentration of our customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 35%, 38% and 37% of our consolidated net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The Company’s sales to Wal-Mart Stores, Inc. and its affiliates are less seasonal in nature than the rest of the Company’s customers. Wal-Mart Stores, Inc. and its affiliates and J.C. Penney Company, Inc. combined accounted for over 45% of our consolidated net sales in fiscal 2010. If either of these customers reduced or discontinued its product purchases from us, it would adversely affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo additional changes that could decrease the number of stores that carry our products, which could adversely affect our results.
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
     While we rely on third-party manufacturers as the source of our products, the cost of these products depends, in part, on these manufacturers’ raw materials, labor and energy costs. Thus, our own costs are subject to fluctuations, particularly due to changes in the cost of raw materials and cost of labor in the locations where our products are manufactured, foreign exchange and interest rates.
The accessory footwear product category is highly competitive.
     The accessory footwear product category in which we do most of our business is a highly competitive business. If we fail to compete effectively, we may lose market position. We operate in a relatively small segment of the overall footwear industry, supplying accessory footwear products. We believe that we are among the world’s largest marketers of accessory footwear products. However, this category is a very small component of the overall footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to market accessory footwear and many of these competitors have substantially greater financial, distribution and marketing resources than we do. In addition, many of the retail customers for our products have sought to import competitive products directly from manufacturers in China and elsewhere for sale in their stores on a private label basis. The primary methods we use to compete in our industry include product design, product performance, quality, brand image, price, marketing and promotion and our ability to meet delivery commitments to retailers. A major marketing or promotional success or a technical innovation by one of our competitors could adversely impact our competitive position.
Our business is subject to consumer preferences, and unanticipated shifts in tastes or styles could adversely affect our sales and results of operations.
     The accessory footwear product category is subject to rapid changes in consumer preferences. Our performance may be hurt by our competitors’ product development, sourcing, pricing and innovation as well as general changes in consumer tastes and preferences. The accessory footwear product category is also subject to sudden shifts in consumer spending, and a reduction in such spending could adversely affect our results of operations. Consumer spending may be influenced by the amount of consumer disposable income, which may fluctuate based on a number of factors, including general economic conditions, consumer confidence and business conditions. Further, consumer acceptance of new products may fall below expectations and may result in excess inventories or the delay of the launch of new product lines.
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
We rely on distribution centers to store and distribute our products and if there is a natural disaster or other serious disruption affecting any of these facilities or our methods of transport, we may be unable to effectively deliver products to our customers.
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
     Further, we are dependent on methods of third-party transport to move our products to and from these facilities. Circumstances may arise where we are unable to find available or reasonably priced shipping to the United States from our manufacturers in China, Vietnam and elsewhere or road and rail transport to our customers. If our methods of transport are disrupted or if costs increase sharply or suddenly, due to price increases of oil in the world markets or other inflationary pressures, we may not be able to affordably or timely deliver our products to our customers.

The seasonal nature of our business makes management more difficult, and severely reduces cash flow and liquidity during certain parts of the year.
     Our business is highly seasonal and much of the results of our operations are dependent on strong performance during the last six months of the calendar year, particularly the holiday selling season. The majority of our marketing and sales activities take place at industry market week and trade shows in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash position is strongest in the first six months of the calendar year. Unfavorable economic conditions affecting retailers during the fall and through the holiday season in any year could have a material adverse effect on the results of our operations for the year. Although our strategic business initiatives are focused on adding seasonal balance to our business, we can offer no assurance that the seasonal nature of our business will change in the future.
We must satisfy minimum covenants regarding our financial condition in order to be able to borrow under our current unsecured credit facility with The Huntington National Bank.
     Our current unsecured credit facility with The Huntington National Bank contains certain minimum covenants regarding our financial condition and financial performance. We have remained in compliance with all of these covenants since we entered into the facility in March 2007, and we believe that we will continue to comply with these covenants throughout the remainder of the term of the credit facility agreement (as amended June 26, 2009), which runs through December 31, 2011.
We periodically invest funds in marketable securities, in which ultimate repayment of amounts invested depends on the financial capacity of the related financial institutions and corporations involved.
     At July 3, 2010, as part of our cash management and investment program, we maintained a portfolio of $28.0 million in short-term investments, consisting of $21.8 million in marketable investment securities comprised variable rate demand notes and $6.2 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds which have individual maturity dates ranging from July 2010 to January 2011.
Item 1B. Unresolved Staff Comments.
     No response required.
Item 2. Properties.
     The Company owns our corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, a facility that contains approximately 55,000 square feet. The Company leases space aggregating approximately 188,800 square feet at an approximate aggregate annual rent of $565,500. The following table describes the Company’s principal leased properties during fiscal 2010 and the operating status of those properties at July 3, 2010:

		Approximate	Approximate	Lease
Location	Use	Square Feet	Annual Rental	Expires	Renewals
9 East 37th Street, 11th Floor New York City, N.Y.	Sales Office	5,000	$200,000	2015	None

Distribution Center San Angelo, Texas	Shipping, Distribution Center	172,800	$330,000	2010	Month to month

		Approximate	Approximate	Lease
Location	Use	Square Feet	Annual Rental	Expires	Renewals
Brain Building, 1st Floor, Nanwu Chisheng Industry Zone, Houjie Town, Dongguan City, Guangdong Province , China	Sourcing Representative Office	9,700	$16,000	2014	None

903 S.E. 28th Street Suite 7 Bentonville, Arkansas	Sales Administration Office	1,300	$19,500	N/A	Month to month

The Company believes that all of our owned or leased buildings are well maintained, in good operating condition and suitable for their present uses.
Item 3. Legal Proceedings.
     The Company is from time to time involved in claims and litigation considered normal in the ordinary course of our business. There are no significant legal proceedings pending for the Company. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of pending legal proceedings is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
Item 4. (Reserved)
Supplemental Item. Executive Officers of the Registrant.
     The following table lists the names and ages of the executive officers of the Company as of September 9, 2010, the positions with the Company presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his or her principal occupation for more than five years. The executive officers serve at the discretion of the Board of Directors subject, when applicable, to their respective contractual rights with the Company and, in the case of Mr. Tunney, pursuant to an employment agreement. There are no family relationships among any of the Company’s executive officers or directors.

		Position(s) Held with the Company and
Name	Age	Principal Occupation (s) for Past Five Years
Greg A. Tunney	49	Chief Executive Officer of the Company since May 2006; President of the Company since February 2006; Director of the Company since August 2006; Chief Operating Officer of the Company from February 2006 to May 2006; President and Chief Operating Officer of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from 1998 to February 2005.

Jose G. Ibarra	51	Senior Vice President – Finance and Chief Financial Officer of the Company since January 2009; Secretary of the Company from January 2009 to October 2009; Senior Vice President – Treasurer of the Company from July 2008 to January 2009; Vice President – Treasurer of the Company from December 2004 to June 2008.

		Position(s) Held with the Company and
Name	Age	Principal Occupation (s) for Past Five Years
Glenn D. Evans	49	Senior Vice President – Global Operations of the Company since November 2006; Senior Vice President – Creative Services and Sourcing of the Company from November 2003 to November 2006.

Yvonne E. Kalucis	45	Senior Vice President – Human Resources of the Company since February 2008; Vice President – Human Resources of the Company from September 2007 to February 2008; Director of Human Resources for Limited Brands, Inc., a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories under various trade names, from September 2005 to September 2007.

Gregory A. Ackard	49	Senior Vice President – Sales of the Company since April 2009; Vice President Sales – National Accounts of the Company from January 2008 to April 2009; National Account Manager of the Company from May 2006 to January 2008; Vice President National Accounts of the Company from January 2005 to May 2006.

Lee F. Smith	48	Senior Vice President – Creative Services of the Company since January 2009; Senior Vice President – Design and Product Development of the Company from December 2006 to January 2009; President of Pacific Footwear Services, a footwear business development company engaged primarily in the research, design, development and commercialization of footwear products for a variety of customers, from 2004 to 2006.

Jeffrey P. Bua	56	President – Licensed Brands of the Company since February 2009; Senior Vice President, Business Development of Sports Casuals International, an apparel development specialist for private brands, from October 2003 to January 2009.

Thomas JZ Konecki	55	President — Private Brands of the Company since March 2009; Senior Vice President – Sales, Licensing and Business Development of the Company from May 2007 to March 2009; Senior Vice President– Sales and Business Development of the Company from May 2006 to May 2007; President of H.S. Trask & Co. division and Corporate Vice President of Phoenix Footwear Group, Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, and accessories, from September 2003 to February 2006.

Nancy N. Coons	50	President – Dearfoams® of the Company since July 2010, Principal of Coons Consulting Co., brand strategy, product development and merchandising consultant services, from April 2008 to June 2010; General Manager, Apparel of New Balance Athletic Shoe, Inc., a privately- held performance athletic and lifestyle brand, from February 2005 to October 2007; Business Manager, Apparel of Oakley, Inc. a premium eyewear, apparel and footwear brand company, from August 2008 to January 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market and Dividend Information
Sales Price Per Common Share

					Dividends
					Declared per
	Quarter	High	Low	Close	Common Share
Fiscal 2010	First	$9.00	$6.48	$7.95	$—
	Second	9.20	7.68	8.60	0.05
	Third	10.50	8.27	10.44	0.05
	Fourth	12.00	8.10	11.30	0.05

Fiscal 2009	First	$8.73	$6.77	$6.88	$—
	Second	6.90	4.85	4.99	—
	Third	6.50	4.86	5.81	—
	Fourth	7.63	5.26	7.63	0.25
     Since March 10, 2008, common shares of the Company have traded on NASDAQ-GM under the “DFZ” symbol. The high, low and close sales prices shown above reflect the prices as reported in NASDAQ-GM.
Approximate Number of Registered Shareholders: 1,900 as of September 2, 2010.
     On May 1, 2009, the Company’s Board of Directors declared and subsequently paid a special cash dividend of $0.25 per common share and thereafter has declared and paid quarterly dividends of $0.05 per common share as shown above. The declaration and payment of future dividends with respect to the Company’s common shares will depend on the earnings, financial condition, shareholders’ equity levels, and cash flow and business requirements of the Company, as determined by the Board of Directors.
     The unsecured Revolving Credit Agreement (the “Bank Facility”) between the Company and The Huntington National Bank (“Huntington”), as amended June 26, 2009, places no direct restrictions on the Company’s ability to pay cash dividends. See the discussion of the Bank Facility in Note (6) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in this 2010 Form 10-K.
Information Regarding Recent Sales of Unregistered Securities
     No disclosure is required under Item 701 of SEC Regulation S-K.
Purchases of Equity Securities by Registrant
     Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of the Company during the fiscal quarter ended July 3, 2010. The Company does not currently have in effect a publicly announced repurchase plan or program. However, the Company is authorized under the terms of its stock-based compensation plans to withhold common shares which would otherwise be issued in order to satisfy related individual tax liabilities upon issuance of common shares in accordance with the terms of restricted stock unit (“RSU”) agreements.
Stock Performance Graph and Cumulative Total Shareholder Return
The graph below shows the cumulative total shareholder return assuming the investment of $100 on January 1, 2005 (and the reinvestment of dividends thereafter) on each of R.G. Barry Corporation common shares, the NASDAQ Composite, the Russell 2000 and Dow Jones U.S. Footwear. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of R.G. Barry Corporation common shares.

			Fiscal Year Ending
Company/Index/Market	1/1/2005	12/31/2005	7/1/2006	6/30/2007	6/28/2008	6/27/2009	7/03/2010
RG Barry Corporation	$100.00	$175.00	$191.76	$336.65	$242.33	$225.78	$339.58
NASDAQ Composite	$100.00	$102.13	$101.03	$121.96	$109.27	$87.63	$100.62
Russell 2000	$100.00	$104.15	$110.48	$129.07	$115.98	$87.08	$100.38
Dow Jones U.S. Footwear	$100.00	$102.43	$96.38	$142.14	$134.17	$110.49	$148.31
Note: R.G. Barry Corporation changed its fiscal year from the Saturday nearest to December 31 to the Saturday nearest to June 30 during 2006. Accordingly, there was a six-month transition period as of July 1, 2006 commensurate with this change in fiscal year-end.

Item 6. Selected Financial Data.
Selected Financial Data (1)

	Fifty-three				Fifty-two			Fifty-two
	weeks ended	Fifty-two weeks ended			weeks ended	Twenty-Six Weeks Ended		weeks ended
	Fiscal	Fiscal	Fiscal	Fiscal	July 1,	July 1,	July 2,	Fiscal
(Dollars in thousands, except per common share amounts)	2010	2009	2008	2007	2006	2006	2005	2005
Summary of Operating Results
Net sales	$123,787	$113,817	$109,499	$105,332	$97,467	$28,455	$28,634	$97,646
Cost of sales	72,428	70,350	64,520	63,561	55,229	16,295	15,582	54,515
Gross profit	51,359	43,467	44,979	41,771	42,238	12,160	13,052	43,131
Gross profit as percent of net sales	41.5%	38.2%	41.1%	39.7%	43.3%	42.7%	45.6%	44.2%
Selling, general and administrative expenses	36,623	32,971	32,126	30,367	33,302	13,886	13,779	33,217
Gain on insurance recovery	—	—	(1,362)	—	—	—	—	—
Gain on sale of land	—	—	—	(878)	—	—	—	—
Restructuring and asset impairment charges	—	—	—	179	3,825	2,556	349	1,619
Operating profit (loss)	14,736	10,496	14,215	12,103	5,111	(4,282)	(1,076)	8,295
Other income	—	15	50	146	402	130	90	385
Interest income (expense), net	247	670	585	(166)	(744)	(114)	(207)	(838)

Income (loss) from continuing operations, before income taxes	14,983	11,181	14,850	12,083	4,769	(4,266)	(1,193)	7,842
Income tax (expense) benefit	(5,583)	(4,189)	(5,065)	13,652	(112)	—	—	(112)
Earnings (loss) from continuing operations	9,400	6,992	9,785	25,735	4,657	(4,266)	(1,193)	7,730

(Loss) earnings from discontinued operations, net of income taxes (including $1,240 impairment loss in fiscal 2007)	—	—	—	(590)	206	67	179	318
Net earnings (loss)	9,400	6,992	9,785	25,145	4,863	(4,199)	(1,014)	8,048
Additional Data
Basic earnings (loss) per common share – continuing operations	$0.86	$0.66	$0.93	$2.55	$0.47	$(0.43)	$(0.12)	$0.78
Diluted earnings (loss) per common share – continuing operations	0.85	0.65	0.92	2.46	0.45	(0.43)	(0.12)	0.76
Basic earnings (loss) per common share – discontinued operations	—	—	—	(0.06)	0.02	0.01	0.02	0.03
Diluted earnings (loss) per common share – discontinued operations	—	—	—	(0.06)	0.02	0.01	0.02	0.03
Basic net earnings (loss) per common share	0.86	0.66	0.93	2.49	0.49	(0.42)	(0.10)	0.82
Diluted net earnings (loss) per common share	0.85	0.65	0.92	2.40	0.47	(0.42)	(0.10)	0.79
Dividends declared	1,630	2,681	—	—	—	—	—	—
Dividends declared per common share	0.15	0.25	—	—	—	—	—	—
Book value per common share (at the end of period)	4.95	4.28	4.31	3.46	0.87	0.90	0.40	1.09
Annual % increase (decrease) in net sales	8.8%	3.9%	4.0%	8.1%	(.02%)	(.6%)	1.2%	1.4%
Income (loss) from continuing operations, before income taxes as a percentage of net sales	12.1%	9.8%	13.6%	11.5%	4.9%	(15.0%)	(4.2%)	8.0%
Net earnings (loss) as a percentage of beginning total shareholders’ equity	20.5%	15.2%	27.02%	279.5%	43.8%	(37.8%)	(20.4%)	161.6%

	Fifty-three				Fifty-two			Fifty-two
	weeks ended	Fifty-two weeks ended			weeks ended	Twenty-Six Weeks Ended		weeks ended
	Fiscal	Fiscal	Fiscal	Fiscal	July 1,	July 1,	July 2,	Fiscal
(Dollars in thousands, except per common share amounts)	2010	2009	2008	2007	2006	2006	2005	2005
Basic weighted-average number of common shares outstanding	10,893	10,633	10,469	10,089	9,929	9,961	9,839	9,869
Diluted weighted average number of common shares outstanding	11,036	10,737	10,691	10,462	10,315	9,961	9,839	10,148

Financial Position at the End of Period
Total current assets	$69,405	$60,582	$55,476	$49,686	$34,809	$34,809	$30,891	$36,066
Total current liabilities	10,312	9,706	9,751	15,490	18,816	18,816	17,785	15,348
Working capital (2)	59,093	50,876	45,725	34,196	15,993	15,993	13,106	20,718
Long-term debt, excluding current installments	—	97	187	272	439	439	294	533
Total shareholders’ equity	54,596	45,908	46,029	36,215	8,996	8,996	3,900	11,109
Net property, plant and equipment	4,125	3,743	3,149	2,255	2,419	2,419	2,542	2,371
Total assets	83,369	75,083	67,643	63,528	40,444	40,444	36,729	41,831
Other Data
Capital expenditures	1,181	1,365	1,569	633	326	326	236	478
Depreciation and amortization of property, plant and equipment	867	775	641	560	239	239	318	590

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for information regarding the factors that have affected the financial results of the Company. In May 2006, the Board of Directors of R.G. Barry Corporation approved a change in the Company’s fiscal year-end from the Saturday closest to December 31 to the Saturday closest to June 30. Accordingly, data is presented in this 2010 Form 10-K for the twenty-six week period from January 1, 2006 through July 1, 2006, otherwise known as the 2006 transition period. The Company’s annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”). For all periods, except the fifty-two-week period ended July 1, 2006 and the twenty-six-week period ended July 2, 2005, the selected financial data set forth above under “Summary of Operating Results,” “Additional Data,” “Financial Position at the End of Period,” and “Other Data” are derived from the Company’s audited consolidated financial statements.

Furthermore, the selected financial data set forth above reflect the impact of the decision made in fiscal 2007 by the Board of Directors of R.G. Barry Corporation to sell the Company’s 100% ownership in Escapade, S.A. and its Fargeot et Compagnie, S.A subsidiary (collectively, “Fargeot”). As a result of this action, and consistent with established accounting standards, the results of operations for Fargeot have been reported as discontinued operations for the periods reported, as applicable, in the Company’s Consolidated Statements of Income included in this 2010 Form 10-K. Furthermore, the assets and liabilities related to these discontinued operations were reclassified to current assets held for disposal and current liabilities associated with assets held for disposal at June 30, 2007. This data is included as part of current assets and current liabilities in the selected financial data presented above for the relevant period. The sale of Fargeot was completed in July 2007.

(2)	Working capital is total current assets less total current liabilities.

(3)	In Fiscal 2007, the Company reversed tax valuation reserves of $17,792 due to the determination that deferred tax assets held by the Company were more likely than not to be realized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand our financial condition, changes in financial condition, results of operations and cash flows. This MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in “Item 8. Financial Statements and Supplementary Data.” in this 2010 Form 10-K. All dollar amounts, except as stated on a per common share basis, are rounded and represent approximate amounts when cited in the text within this section.
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
Summary of Results for Fiscal 2010
     During fiscal 2010, we remained focused on achieving our principal goals:
•	grow our business profitably by pursuing a core group of initiatives based on innovation within our product lines;

•	continue efforts to strengthen the relationships with our retailing partners and open distribution of our products in new retail channels; and

•	further enhance the image of our brands through both customer and consumer advertising.
     During fiscal 2010, we accomplished the following:

•	We achieved an 8.8 percent increase in our consolidated net sales, as compared to fiscal 2009.

•	We had pre-tax earnings of approximately $15.0 million, or 12.1% of net sales.

•	We did not use our Bank Facility, which is described under the caption “Liquidity and Capital Resources” below, during fiscal 2010 and ended the year with no outstanding indebtedness under the Bank Facility.

•	We reported cash and cash equivalents on hand of approximately $17.0 million and short-term investments of approximately $28.0 million at the end of fiscal 2010.
Looking Ahead to Fiscal 2011 and Beyond
Looking ahead to fiscal 2011 and beyond, our strategy continues to center on growing market share in existing channels; pursuing new retail opportunities; expanding our business internationally; and growing through appropriate acquisitions. We have demonstrated that for 16 consecutive quarters our model can perform at or above levels consistent with top quartile performance, and we expect to deliver performance that drives growth and long-term shareholder value.
     See the discussion under the caption “Item 1A. Risk Factors” in this 2010 Form 10-K.

Fiscal 2010 Results from Operations Compared to Fiscal 2009
     The discussion in this section compares our results of operations for fiscal 2010 to those in fiscal 2009. Each dollar amount and percentage change noted below reflects the change between these periods unless otherwise indicated. Fiscal 2010 had fifty-three weeks compared to fifty-two weeks for fiscal 2009; however, the additional week in fiscal 2010 had no significant effect on sales or operating results as compared to fiscal 2009.
     During fiscal 2010, net sales increased by $10.0 million or 8.8%. This net sales increase reflected primarily increased shipments in the mass merchandising and discount channels, and reflected our continued success with product offerings and sales initiatives with customers in those channels. All other channels combined had flat to nominal net sales increases over fiscal 2009.
     Gross profit increased by $7.9 million. Gross profit as a percent of net sales was 41.5 percent in fiscal 2010 and 38.2 percent in fiscal 2009. The increases in gross profit dollars and in gross profit as a percent of net sales reflected both increased shipments in fiscal 2010 over fiscal 2009 and the impact of lower product costs due primarily to availability of supplier capacity and the reduction of oil prices in the period in which we placed our fall season orders in fiscal 2010 versus the same period in the prior year. In addition, the increase in gross profit as a percentage of net sales reflected in part the positive impact of higher margin in certain of our products shipped during the third quarter of fiscal 2010 as compared to the same period in fiscal 2009.
     Selling, general and administrative (“SG&A”) expense increased by $3.7 million or 11.1 percent. As a percent of net sales, SG&A expenses were 29.6 percent for fiscal 2010 versus 29.0 percent for fiscal 2009. The net increase in SG&A expenses was due primarily to the following:
•	a $2.4 million increase in payroll costs, represented primarily by increases in incentive, severance and health benefit costs.

•	a $1.5 million increase in costumer and consumer advertising expense as part of a multi-year marketing program in support of our Dearfoams® brand.

•	a $623 thousand increase in pension expense, due primarily to the effect of lower discount rates and pension asset market values on our annual pension expense and to the one-time impact of a settlement loss incurred on a lump-sum payment made to a former executive as full settlement of his nonqualified supplemental retirement plan benefit upon his retirement.

•	The higher expenses noted above were partially offset by a $393 thousand decrease in bad debt expense and a $524 thousand decrease in expenses in a broad range of areas, none of which were individually significant.
     The decrease in interest income of $438 thousand resulted from the lower interest rates available during fiscal 2010 than had been available during fiscal 2009.
     Interest expense decreased nominally in fiscal 2010 compared to fiscal 2009. Due to our continuing profitability over time, we had no borrowings under our Bank Facility, as described further under the caption “Liquidity and Capital Resources” below.
     Based on the results of operations noted above, we reported net earnings of approximately $9.4 million in fiscal 2010, or $.85 per diluted common share, which represented a 34.4% increase when compared to the net earnings results of $7.0 million in fiscal 2009, or $0.65 per common diluted share.

Fiscal 2009 Results from Operations Compared to Fiscal 2008
     The discussion in this section compares our results of operations for fiscal 2009 to those in fiscal 2008. Each dollar amount and percentage change noted below reflects the change between these periods unless otherwise indicated.
     During fiscal 2009, net sales increased by $4.3 million or 3.9%. The net sales increase was primarily due to increased shipments to our customers in the warehouse club and catalog and Internet channels, partially offset by decreased shipments reported to customers in the mass merchandising, department store, specialty and independent store channels. The volume changes reflect our continued success with product offerings and sales initiatives with customers in the warehouse club channel as well as catalog and Internet-based customers. In addition, these volume changes reflect the effect of the very challenging economic and retail climate experienced with most of our customers during most of fiscal 2009.
     Gross profit decreased by $1.5 million. Gross profit as a percent of net sales was 38.2 percent in fiscal 2009 and 41.1 percent in fiscal 2008. The decreases in both gross profit dollars and in gross profit as a percent of net sales were due primarily to increases in the average product cost experienced year over year. The increase in average product cost was driven primarily by an increase in oil prices and changes in the exchange rate of Chinese currency, which negatively impacted the fall selling season as orders to purchase goods were placed beginning in April 2008. The product price increases, combined with an intense promotional selling environment in a tough retail economic climate, were major factors in our gross profit results for fiscal 2009.
     Selling, general and administrative (“SG&A”) expenses increased by $845 thousand or 2.6 percent. As a percent of net sales, SG&A expenses were 29.0 percent for fiscal 2009 versus 29.3 percent for fiscal 2008. The net increase in SG&A expenses was due primarily to the following:
•	a $1.1 million increase in payroll and related expenses, which reflected the Company’s organizational growth and repositioning as part of our long-term strategic direction;

•	a $463 thousand increase in customer bad debt expense, reflecting the impact of several customer bankruptcies during fiscal 2009; and

•	a $191 thousand net increase in a variety of other expense areas.
     The expense increases noted above were partially offset by the following:
•	a $909 thousand decrease in advertising expense, incurred in fiscal 2008 as part of the initial launch of our newer brand initiatives undertaken that year. `
     For fiscal 2008, we reported a gain of approximately $1.4 million from an insurance recovery. No similar event occurred during fiscal 2009.
     The increase in interest income of $71 thousand resulted from the increase in our invested funds during fiscal 2009, which were available due to our profitability and liquidity over the last twelve months.
     Interest expense decreased nominally by $14 thousand. Due to our continuing profitability over time, we had no borrowings under our Bank Facility, as described further under the caption “Liquidity and Capital Resources” below.
     Based on the results of operations noted above, we reported net earnings of $7.0 million in fiscal 2009, or $0.65 per diluted common share, compared to net earnings of $9.8 million in fiscal 2008, or $0.92 per diluted common share.

Liquidity and Capital Resources
     Our primary source of revenue and cash flow is our operating activities in North America. When cash inflows are less than cash outflows, we also have access to amounts under our Bank Facility subject to its terms. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations and borrowings under our current or additional credit facilities.
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
     Total cash and cash equivalents were $17.0 million at July 3, 2010, compared to $14.3 million at June 27, 2009. Short-term investments were $28.0 million at July 3, 2010, compared to $25.0 million at June 27, 2009.
     At July 3, 2010, as part of our cash management and investment program, we maintained a portfolio of $28.0 million in short-term investments, including $21.8 million in marketable investment securities consisting of variable rate demand notes and $6.2 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds which had individual maturity dates ranging from July 2010 to January 2011.
Operating Activities
     During fiscal 2010, our operations generated $6.8 million in cash. This operating cash flow was primarily the result of our net earnings of $9.4 million for the period, adjusted for (a) non-cash activities such as deferred income tax expense of $4.0 million gross of an offsetting $1.3 million excess tax benefit credit recognized on stock options exercised and restricted stock unit vested, depreciation expense of $867 thousand, and stock-based compensation expense of $840 thousand, (b) changes in our working capital accounts and (c) payments on our pension and other obligations. In fiscal 2010, significant changes in working capital accounts included higher amounts of inventory which were partially offset by lower amounts of accounts receivable, as discussed in more detail below.
     During fiscal 2009, our operations generated $17.3 million in cash. This operating cash flow was primarily the result of our net earnings of $7 million for the period, adjusted for (a) non-cash activities such as deferred income tax expense of $3.5 million, depreciation and stock-based compensation expense of $775 thousand and $938 thousand, respectively, and (b) changes in our working capital accounts as well as payments on our pension and other obligations. In fiscal 2009, significant changes in working capital accounts included lower amounts of accounts receivable and inventory.
     During fiscal 2008, our operations generated $8.7 million in cash. This operating cash flow was primarily the result of our net earnings of $9.8 million for the period, adjusted for (a) non-cash activities such as deferred income tax expense of $4.6 million, depreciation and stock-based compensation expense of $641 thousand and $698 thousand, respectively, and (b) changes in our working capital accounts as well as payments on our pension and other obligations. In fiscal 2008, significant changes in working capital accounts included higher amounts of accounts receivable and lower accounts payable and accrued expenses, offset by lower amounts of inventory.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 6.7:1 at July 3, 2010, 6.2:1 at June 27, 2009 and 5.7: 1 at June 28, 2008. The increase in our working capital ratio from the end of fiscal 2008 to the end of fiscal 2010 was primarily driven by an increase in cash and short-term investments resulting from our profitability over those reporting periods.
     Changes during fiscal 2010 in the primary components of our working capital accounts were as follows:
•	Net accounts receivable decreased by approximately $1.2 million during fiscal 2010 primarily due to faster collections and the timing of customer deductions.

•	Net inventories increased by $5.0 million during fiscal 2010, reflecting primarily a return during fiscal 2010 to more historical levels of inventory required to support our customers on an ongoing basis, particularly in the replenishment business.

•	Accounts payable decreased by $289 thousand during fiscal 2010, due primarily to the timing and payment of certain operational expenses as well as our purchases from third-party manufacturers.

•	Accrued expenses increased by $602 thousand during fiscal 2010, primarily due to higher incentive bonus accruals offset in part by lower short-term pension liabilities.
Investing Activities
     During fiscal 2010, investing activities used $4.2 million in cash. Purchases of short-term investments comprised $3.0 million of this amount. Capital expenditures were $1.2 million and primarily consisted of building and leasehold improvements as well as purchases of software and computer equipment.
     During fiscal 2009, investing activities used $14.5 million in cash. Purchases of short-term investments comprised $13.1 million of this amount. Capital expenditures were $1.4 million and primarily consisted of leasehold improvements to our New York showroom, warehouse equipment for our leased distribution facility in Texas and purchases of software and computer equipment.
     During fiscal 2008, investing activities used $13.4 million in cash. Purchases of short-term investments comprised $11.9 million of this amount. Capital expenditures, primarily involving heating and air conditioning units for the corporate offices and purchased software of $1.6 million, were made during fiscal 2008, offset by $100 thousand in proceeds from the disposal of Fargeot and other equipment disposals.
Financing activities
     During fiscal 2010, financing activities provided $74 thousand in cash. This financing cash inflow was primarily due to $1.3 million in gross excess tax benefits realized on the exercise of stock options and vesting of restricted stock units granted to certain employees of the Company and directors of R.G. Barry Corporation, and $468 thousand provided from the exercise of employee stock options, and was offset, in part, by the $1.6 million payment of cash dividends.
     During fiscal 2009, financing activities consumed $2.7 million in cash. This financing cash outflow was primarily due to the payment of a special cash dividend of $0.25 per common share, which amounted to approximately $2.7 million, as part of a Company dividend program implemented in late fiscal 2009. In addition, approximately $500 thousand of debt was paid in fiscal 2009, with an offsetting inflow of approximately $500 thousand provided from the exercise of employee stock options and gross excess state and local tax benefits associated with vesting of restricted stock units and stock option exercises during the period.
     During fiscal 2008, financing activities provided $685 thousand in cash. This financing cash inflow resulted primarily from $764 thousand in cash provided from the exercise of employee stock options and realized gross excess state and local tax benefits associated with stock option exercises and restricted stock unit vesting. This amount was partially offset by the payment of approximately $79 thousand associated with our debt.
2011 Liquidity
     We believe our sources of cash and cash equivalents on hand, short-term investments and funds available under our Bank Facility will be adequate to fund our operations and capital expenditures through fiscal 2011.
Bank Facility
     Our Company is party to an unsecured revolving credit facility with The Huntington National Bank (“Huntington”). The original facility dated March 29, 2007 was modified effective June 26, 2009. Under this modified facility (“Bank Facility”), Huntington is obligated to advance us funds for a period of two and a half years ending on December 31, 2011, subject to a one-year renewal option thereafter, up to the following amounts:

	July to December	January to June
Fiscal 2011	$10 million	$5 million
Fiscal 2012	$ 8 million
     The terms of the Bank Facility require the Company to satisfy certain financial covenants including (a) satisfying a minimum fixed charge coverage ratio of not less than 1.25 to 1.0 which is calculated on a trailing 12 months basis, and (b) maintaining a consolidated tangible net worth of not less than $44 million, increased annually by 50% of the Company’s consolidated net income after June 28, 2009. The Bank Facility must be rested for 30 consecutive days beginning in February of each year. Also, the borrowing under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable and 50% of its eligible inventory at any one time. As of July 3, 2010, the Company was in compliance with these financial covenants.
     The Bank Facility provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate value of up to $1.5 million. The aggregate dollar amount of outstanding letters of credit is deducted from the available balance under the Bank Facility. At July 3, 2010, we had $9.2 million available under the Bank Facility, which was reduced by the aggregate amount of $800 thousand in letters of credit outstanding.
     The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 2.75 percent. The applicable interest rate on the Bank Facility assuming a 30-day LIBOR rate of .35 percent at July 3, 2010 was 3.10 percent. Additionally, the modified Bank Facility requires the Company to pay a quarterly unused line fee at the rate of 3/8 percent of the average unused Bank Facility balance. During fiscal 2010, the Company did not use its Bank Facility and incurred unused line fees of approximately $27 thousand. We incurred a commitment fee of approximately $43 thousand when the modification occurred effective as of June 26, 2009. This fee is being amortized over the remaining term of the Bank Facility.
Other Short-term Debt
     During fiscal 2009, we paid $450 thousand of $2.2 million we previously borrowed against the cash surrender value of life insurance policies insuring our non-executive chairman. Approximately $1.8 million of this indebtedness was classified within short-term notes payable in our Consolidated Balance Sheets at July 3, 2010 and June 27, 2009, respectively.
Other Long-term Indebtedness and Current Installments of Long-term Debt
     As of July 3, 2010, we reported approximately $97 thousand as current installments of long-term debt, which represented the remainder of our obligation associated with the agreement entered into with the mother of our chairman as disclosed in Note (6) of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2010 Form 10-K.
Other Matters Impacting Liquidity and Capital Resources
Contractual Obligations
     We have traditionally leased facilities under operating lease transactions for varying term lengths, ranging generally from two years to seven years, often with options for renewal. On occasion, we have also leased certain equipment utilizing operating leases. These leasing arrangements have allowed us to pay for the facilities and equipment over the time periods they are utilized, rather than committing our resources initially to acquire the facilities or equipment. All leases have been accounted for as operating leases, consistent with the provisions of U.S. Generally Accepted Accounting Standards (“U.S. GAAP”). Our future off-balance sheet non-cancelable operating lease obligations are discussed in Note (7) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2010 Form 10-K.

     The following table summarizes our contractual obligations for both short-term and long-term obligations as of July 3, 2010:

		Payments due by period
						More
		Less than		1 – 3	3 – 5	than 5
	Total	1 year		years	Years	years	Other
		(in thousands of dollars)
Short-Term Debt	$1,750	$1,750		None	None	None	None

Long-Term Debt, Current and Non-Current Portions *	$97	$97		None	None	None	None

Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company **	$18,461		**	**	**	**	$18,461 **

OTHER CONTRACTUAL OBLIGATIONS:

Operating Leases – see also Note (7) of the Notes to Consolidated Financial Statements	$1,140	$353		$604	$183	None	None

Minimum payments under third–party logistics distribution services contract	$2,262	$1,362		$900	None	None	None

Minimum royalty and advertising fund payments under product licensing programs ***	$800	$800		None	None	None	None

Purchase obligations in the ordinary course of business ****	$33,825	$33,825		None	None	None	None

OFF-BALANCE SHEET ARRANGEMENTS:

None

*	Interest has been excluded from the amount shown under Long-Term Debt, Current and Non-Current Portions above. The interest amounts were deemed immaterial.

**	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company as of July 3, 2010 represented accrued cumulative future obligations under our Associates’ Retirement Plan of approximately $11,150; accrued cumulative future obligations under our Supplemental Retirement Plan of approximately $6,975; and various other accruals of approximately $336 thousand. The timing of future cash outflows related to most of these obligations is not readily determinable, as it is primarily dependent upon the annual actuarially-determined qualified pension plan contributions as well as the timing of future associate retirements.

***	Due to the many provisions under which the various licensing agreements can be terminated, minimum royalty payments are deemed contractual obligations of less than one year.

****	We acquire inventory and merchandise in the ordinary course of business, issuing both purchase orders and, to a lesser extent, letters of credit to acquire merchandise from our suppliers. Commitments in the ordinary course of business outstanding as of July 3, 2010 are included above. There were no material outstanding commitments other than those represented as part of our ordinary course of business.
Other Matters Relevant to Financial Condition and Results of Operations
Licensing Agreement for European Distribution
     In fiscal 2008, we terminated the licensing agreement for the sale, marketing and sourcing of our slipper product brands in Europe with a subsidiary of a British comfort footwear and apparel firm. The annual royalty fees resulting from this agreement were not significant to the overall operations of our business. We reported $50 thousand for fiscal 2008 as royalty payments received from the licensee under this licensing agreement.
Critical Accounting Policies and Use of Significant Estimates
     The preparation of financial statements in accordance with U.S. GAAP requires that we make certain estimates. These estimates can affect reported revenues, expenses and results of operations, as well as the reported values of certain assets and liabilities. We make these estimates based on information from as many resources, both internal and external, as are available at the time. After reasonably assessing the conditions that exist at the time, we make these estimates and prepare consolidated financial statements accordingly. These estimates are made in a consistent manner from period to period, based upon historical trends and conditions and after review and analysis of current events and circumstances. We believe these estimates reasonably reflect the current assessment of the financial impact of events whose actual outcomes will not become known to us with certainty until sometime in the future.
     The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes (1) (a) through (1) (s) of the Notes to Consolidated Financial Statements in this 2010 Form 10-K.
A summary of the critical accounting policies requiring management estimates follows:
          (a) We recognize revenue when the following criteria are met:
•	goods are shipped from our warehouse and other third-party distribution locations, at which point our customers take ownership and assume risk of loss;

•	collection of the relevant receivable is probable;

•	persuasive evidence of an arrangement exists; and

•	the sales price is fixed or determinable.
     In certain circumstances, we sell products to customers under special arrangements, which provide for return privileges, discounts, promotions and other sales incentives. When selling under these special arrangements, at the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and sales incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors.
     Allowances for returns, promotions, cooperative advertising and other sales incentives were not material to our overall financial position as reported at the end of either fiscal 2010 or fiscal 2009. The estimates established for these allowances at the end of these reporting periods reflected our current practice of collaborating closely with key retailing partners to offer the appropriate in-season consumer promotions and sales incentives to achieve mutually satisfactory sell-

through rates, thus reducing or eliminating returns. As of July 3, 2010, our allowance for returns was approximately $1.4 million. A hypothetical change of 10 percent in our returns allowance would have an impact on income before income taxes of approximately $140 thousand. As of July 3, 2010, our allowance for promotions, cooperative advertising and other sales incentives was $1.8 million. A hypothetical change of 10 percent in this allowance would have an impact on income before income taxes of $180 thousand.
     Due to the continuing seasonal nature of our business and the current economic climate, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations could be different than those estimates noted above.
     We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for doubtful accounts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. At the end of fiscal 2010 and fiscal 2009, our allowance for doubtful accounts was $228 thousand and $427 thousand, respectively.
     (b) We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. At the end of fiscal 2010 and the end of fiscal 2009, we estimated the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $336 thousand and $220 thousand, respectively. The increase from fiscal 2009 to fiscal 2010 reflected our on-going initiatives to properly manage our inventory investment, particularly with the newer Terrasoles* and Superga** brands.
     (c) We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our projections of future profits.
     (d) As a result of the Company’s disposal of its ownership of Fargeot in July 2007, the Company incurred a capital loss, and it was able to utilize part of this loss to offset prior year capital gains. The portion of the capital loss, which could not be utilized in fiscal 2010, or fiscal 2009 or fiscal 2008, is included as a capital loss carryforward. This capital loss deferred tax asset is subject to expiration after five years as a carryforward item, with any realization permitted only by offsetting against future capital gains generated by the Company. Approximately $482 thousand of this capital loss remains without any immediate offsetting capital gain expected at July 3, 2010. Accordingly, all of the $482 thousand has been reserved through a valuation allowance established at the end of fiscal 2010.
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
     We had no tax contingency reserve at the end of fiscal 2010 or fiscal 2009, since there were no significant outstanding exposures at the federal, state or local tax levels as determined by management.
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

     (f) We sponsor a noncontributory retirement plan for the benefit of salaried and nonsalaried employees, the Associates’ Retirement Plan (“ARP”). Effective as of close of business on March 31, 2004, the ARP was frozen and has remained frozen since that time. We also sponsor a Supplemental Retirement Plan (“SRP”) for certain officers and other key employees as designated by our Board of Directors. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits. Effective as of close of business on March 31, 2004, the SRP was frozen.
     The actuarial valuation of our ARP and SRP benefit costs, assets and obligations affects our financial position, results of operations and cash flow. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others, assumptions regarding interest and discount rates, and assumed long-term rates of return on pension plan assets. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets and shareholders’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets, may result in voluntary decisions or mandatory requirements to make additional contributions to our ARP.
     The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, we utilize differing bond portfolios to estimate the discount rates for the defined benefit plans. The weighted average discount rate used to determine the defined benefit plans’ obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefit plans’ expense for the following fiscal year. The long-term rate of return for the defined benefit plans’ assets is based on our historical experience, the defined benefit plans’ investment guidelines and our expectations for long-term rates of return. The defined benefit plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected discount rate would decrease our fiscal 2010 pretax earnings by approximately $190 thousand, and it would increase our total pension liability by approximately $4.2 million.
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
     Expected rate of return on ARP assets is also an important element of plan expense. In fiscal 2010, we used 8.25 percent as the rate of return on ARP assets. To determine the rate of return on plan assets, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. Our ARP’s asset allocation as of July 3, 2010, the measurement date for fiscal 2010, was approximately 64 percent in domestic and foreign equity investments, 20 percent in domestic fixed income securities, 11 percent in hedge fund investments and 5 percent in cash investments. This asset allocation was in line with our investment policy guidelines. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within policy guidelines. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected rate of return on ARP assets would lower our fiscal 2010 pre-tax earnings by approximately $246 thousand.
     (g) FASB ASC 718 (the Stock Compensation topic) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. When restricted stock units are granted, the fair value of the grant is determined based on the market value of the underlying common shares at the date of grant and is adjusted for anticipated forfeitures based on our historical experience and management judgment. In fiscal 2010, fiscal 2009 and fiscal 2008, all equity-based grants made by the Company were in the form of restricted stock units.
     (h) There are various other accounting policies that also require management’s judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (1) (s) of the Notes to Consolidated Financial Statements.

     Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
     See Note 1 (t) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2010 Form 10-K for disclosure that at July 3, 2010, there were no recently issued accounting standards that would have significant effect on the Company when they would be implemented.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
     Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of the Company’s Bank Facility. At July 3, 2010, we had no borrowings outstanding under the Bank Facility. Based on our projected funding needs for operations during fiscal 2011, we do not expect any significant borrowings under our Bank Facility. We typically do not hedge our exposure to floating interest rates.
     Interest rate changes impact the level of earnings for short-term investment. Changes in long-term interest rates also affect the measurement of pension liabilities performed on an annual basis.
Market Risk Sensitive Instruments — Foreign Currency
     Substantially all of our sales were conducted in North America and denominated in U.S. Dollars during fiscal 2010. At the end of each of fiscal 2010, fiscal 2009 and fiscal 2008, the Company did not have any such foreign exchange contracts outstanding.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
R.G. Barry Corporation:
We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of July 3, 2010 and June 27, 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended July 3, 2010, June 27, 2009 and June 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of July 3, 2010 and June 27, 2009, and the results of their operations and their cash flows for the years ended July 3, 2010, June 27, 2009 and June 28, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), R.G. Barry Corporation’s internal control over financial reporting as of July 3, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Columbus, Ohio
September 9, 2010

R.G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	July 3, 2010	June 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,988	$14,259
Short-term investments	27,954	24,977
Accounts receivable:
Trade (less allowance of $3,446 and $2,725, respectively)	7,440	9,243
Other	862	260
Inventory	13,486	8,499
Deferred tax assets-current	1,676	2,621
Prepaid expenses	999	723

Total current assets	69,405	60,582

Property, plant and equipment, at cost	11,669	11,254
Less accumulated depreciation and amortization	7,544	7,511

Net property, plant and equipment	4,125	3,743

Deferred tax assets-noncurrent	6,936	7,685
Other assets	2,903	3,073

Total assets	$83,369	$75,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	97	90
Accounts payable	3,598	3,887
Accrued expenses	4,867	3,979

Total current liabilities	10,312	9,706

Long-term debt, excluding current installments	—	97
Accrued retirement costs and other	18,461	19,372

Total liabilities	28,773	29,175

Commitments and contingencies (note 17)	—	—

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series II Junior Participating Class A shares and 1,000 Class B shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,930 and 10,722 shares, respectively (excluding treasury shares of 1,025 and 1,008, respectively)	10,930	10,722
Additional capital in excess of par value	19,195	16,940
Accumulated other comprehensive loss	(12,594)	(11,049)
Retained earnings	37,065	29,295

Total shareholders’ equity	54,596	45,908

Total liabilities and shareholders’ equity	$83,369	$75,083

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Fiscal Years Ended July 3, 2010, June 27, 2009 and June 28, 2008
(in thousands, except per common share data)

	2010	2009	2008
Net sales	$123,787	$113,817	$109,499
Cost of sales	72,428	70,350	64,520

Gross profit	51,359	43,467	44,979
Selling, general and administrative expenses	36,623	32,971	32,126
Gain on insurance recovery	—	—	(1,362)

Operating profit	14,736	10,496	14,215
Interest income	341	779	708
Interest expense	(94)	(109)	(123)
Other income	—	15	50

Income before income tax	14,983	11,181	14,850
Income tax expense	5,583	4,189	5,065

Net earnings	$9,400	$6,992	$9,785

Net earnings per common share
Basic	$0.86	$0.66	$0.93

Diluted	$0.85	$0.65	$0.92

Weighted average number of common shares outstanding
Basic	10,893	10,633	10,469

Diluted	11,036	10,737	10,691

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Fiscal Years Ended July 3, 2010, June 27, 2009 and June 28, 2008
(in thousands)

		Additional capital	Accumulated other
		in excess of par	comprehensive		Net shareholders’
	Common shares	value	(loss)	Retained earnings	equity
Balance at June 30, 2007	$10,352	$14,546	$(3,968)	$15,285	$36,215

Comprehensive income:
Net earnings	—	—	—	9,785	9,785
Other comprehensive loss:
Foreign currency translation adjustment	—	—	(365)	—	(365)
Pension liability adjustment, net of tax	—	—	(1,019)	—	(1,019)

Total comprehensive income					8,401

Stock-based compensation expense	—	698	—	—	698
Stock-based compensation tax benefit realized	—	70	—	—	70
Restricted stock units vested and stock options exercised	196	449	—	—	645

Balance at June 28, 2008	$10,548	$15,763	$(5,352)	$25,070	$46,029

Comprehensive income:
Net earnings	—	—	—	6,992	6,992
Other comprehensive loss:
Pension liability adjustment, net of tax	—	—	(5,742)	—	(5,742)

Total comprehensive income					1,250

Incremental effect of applying the measurement date change on the employee retirement plan, net of tax	—	—	45	(86)	(41)

Stock-based compensation expense	—	938	—	—	938
Stock-based compensation tax benefit realized	—	(5)	—	—	(5)
Restricted stock units vested and stock options exercised	174	244	—	—	418
Dividend declared at $0.25 per common share	—	—	—	(2,681)	(2,681)

Balance at June 27, 2009	$10,722	$16,940	$(11,049)	$29,295	$45,908

Comprehensive income:
Net earnings	—	—	—	9,400	9,400
Other comprehensive loss:
Pension liability adjustment, net of tax	—	—	(1,545)	—	(1,545)

Total comprehensive income					7,855

Stock-based compensation expense	—	840	—	—	840
Stock-based compensation tax benefit realized	—	1,285	—	—	1,285
Restricted stock units vested and stock options exercised	208	130	—	—	338
Dividends declared at $0.15 per common share	—	—	—	(1,630)	(1,630)

Balance at July 3, 2010	$10,930	$19,195	$(12,594)	$37,065	$54,596

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION
Consolidated Statements of Cash Flows
Fiscal Years Ended July 3, 2010, June 27, 2009 and June 28, 2008
(in thousands)

	2010	2009	2008
Operating activities:
Net earnings	$9,400	$6,992	$9,785
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	867	775	641
Loss on disposal of property, plant and equipment, net	47	—	19
Deferred income tax expense	3,967	3,490	4,672
Gross excess tax (benefit) expense from exercise of stock options and vesting of restricted stock units	(1,327)	5	(70)
Stock-based compensation expense	840	938	698
Changes in:
Accounts receivable	1,201	3,150	(5,783)
Inventory	(4,986)	2,342	3,797
Prepaid expenses and other assets	(107)	968	(632)
Accounts payable	(289)	(282)	(3,279)
Accrued expenses	602	609	(158)
Accrued retirement cost, net	(3,260)	(1,520)	(1,198)
Other liabilities	(142)	(212)	195

Net cash provided by operating activities	6,813	17,255	8,686

Investing activities:
Purchase of short-term investments, net	(2,977)	(13,107)	(11,870)
Purchases of property, plant and equipment	(1,181)	(1,365)	(1,571)
Proceeds from sale of subsidiary and other, net	—	—	73

Net cash used in investing activities	(4,158)	(14,472)	(13,368)

Financing activities:
Repayment of short-term and long-term debt	(91)	(534)	(79)
Gross excess tax benefit (expense) from exercise of stock options and vesting of restricted stock units	1,327	(5)	70
Proceeds from common shares issued	468	486	694
Dividends paid	(1,630)	(2,681)	—

Net cash provided by (used in) financing activities	74	(2,734)	685

Net increase (decrease) in cash and cash equivalents	2,729	49	(3,997)

Cash and cash equivalents at the beginning of the year	14,259	14,210	18,207

Cash and cash equivalents at the end of the year	$16,988	$14,259	$14,210

Supplemental cash flow disclosures:
Interest paid	$96	$119	$23
Income taxes paid, net of taxes refunded	2,464	636	353
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
(1) Summary of Significant Accounting Policies
(a)	Principal Business Activity

R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries for the applicable periods, in designing, sourcing, marketing and distributing accessory footwear products. The Company defines accessory footwear as a product category that includes primarily slippers, sandals, hybrid and active fashion footwear, slipper socks and hosiery. Its products are sold in North America primarily through department stores, chain stores, warehouse clubs, discount stores and mass merchandising channels of distribution. Unless the context otherwise requires, references in these notes to consolidated financial statements to the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.

The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2011	52 weeks ending July 2, 2011
Fiscal 2010	53 weeks ended July 3, 2010
Fiscal 2009	52 weeks ended June 27, 2009
Fiscal 2008	52 weeks ended June 28, 2008
(b)	Principles of Consolidation

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

At July 3, 2010, as part of its cash management and investment program, the Company maintained a portfolio of $27,954 in short-term investments, including $21,769 in marketable investment securities consisting of variable rate demand notes and $6,185 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds which have individual maturity dates ranging from July 2010 to January

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
2011. Held-to-maturity debt securities are those debt securities as to which the Company has the ability and intent is to hold until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

(f)	Inventory

Inventory is valued at the lower of cost or market as determined on the first-in, first-out (FIFO) basis, see Note (3).

(g)	Depreciation and Amortization

Depreciation and amortization expense has been computed using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense is reflected as part of selling, general and administrative expenses in the accompanying consolidated statements of income.

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

(i)	Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue when the following criteria are met:
•	goods are shipped from its warehouse and other third-party distribution locations, at which point the Company’s customers take ownership and assume risk of loss;

•	collection of the relevant receivable is probable;

•	persuasive evidence of an arrangement exists; and

•	the sales price is fixed or determinable.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In certain circumstances, the Company sells to its customers under special arrangements, which in certain instances provide for return privileges, as well as discounts, promotions and other sales incentives. When selling under these special arrangements, the Company reduces its measurement of revenue by the estimated cost of potential future returns and allowable retailer promotions and sales incentives. The Company bases its estimates for sales returns and promotions and sales incentive allowances on current and historical trends and experience.

Allowances established for returns were approximately $1,431 and $1,075 at the end of fiscal 2010 and fiscal 2009, respectively; these allowances at the end of each fiscal year were for specific spring season programs initiated with certain customers in each respective fiscal year. During fiscal 2010 and fiscal 2009, the Company recorded approximately $2,884 and $1,418, respectively, as the sales value of merchandise returned by customers.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
Allowances for promotions, cooperative advertising and other sales incentives established at the end of fiscal 2010 and fiscal 2009 were approximately $1,787 and $1,223, respectively. Charges to earnings for consumer promotion, cooperative advertising and other sales incentive activities, including support for display fixtures, for fiscal 2010, fiscal 2009 and fiscal 2008 were approximately $11,467, $10,592 and $11,300, respectively.

(j)	Distribution and Warehousing Costs

Distribution and warehousing costs for finished product, including occupancy costs, are classified within selling, general and administrative expenses in the accompanying consolidated statements of income. These costs amounted to $6,123, $6,089 and $6,170 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

(k)	Advertising and Promotion

The Company uses a variety of programs to advertise and promote the sale of its products to customers and consumers. Customer advertising is expensed as incurred. The cost of consumer advertising is expensed when first used. For fiscal 2010, fiscal 2009 and fiscal 2008, advertising and promotion expenses of $3,285, $1,798 and $2,707, respectively, have been reported in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

(m)	Per Common Share Information

Basic net earnings per common share is based on the weighted average number of common shares outstanding during each reporting period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding as well as, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and restricted stock units.

(n)	Comprehensive Income

Comprehensive income, consisting of net earnings, foreign currency translation adjustments and pension liability adjustments, is presented in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
(o)	Shareholders’ Equity

The Company adopted the provisions of Financial Accounting Standards Board Accounting Standard Codification (FASB ASC) 718 (the Stock Compensation topic) effective January 1, 2006. FASB ASC 718 requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of the stock-based compensation is accounted for as an equity instrument. Stock-based compensation expense for awards granted after adopting the provisions of FASB ASC 718 is recognized over the requisite service period for the entire award (for attribution purposes, the award is treated as though it were subject to cliff vesting). This recognition, under FASB ASC 718, is subject to the requirement that the cumulative amount of stock-based compensation expense recognized at any point in time must at least equal to the portion of the grant-date fair value of the award that is vested at that date.

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

During fiscal 2010,fiscal 2009 and fiscal 2008, the Company recognized net excess federal, state and local tax benefit (expense) of $1,285, ($5) and $70, respectively, associated with stock-based compensation and recognized this excess benefit (expense) as an addition to (deduction from) the paid-in capital account. Excess tax benefits are recognized only when they impact taxes paid or payable.

(p)	Fair Value Measurements

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

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

(q)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with GAAP, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the individual assets within the group exceeds its fair value. Assets to be disposed of would be presented separately in the consolidated balance sheets, reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(r)	Allowances Granted to Resellers

The Company provided consideration to customers in the form of discounts and other allowances which were reflected as a reduction of net sales of approximately $10,188, $9,340 and $9,918 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

(s)	Interest and Penalties Associated with Income Tax

The Company’s policy is to recognize and classify any interest and penalties associated with a tax authority assertion of the Company’s income tax liabilities as part of the Company’s income tax expense.

(t)	Recently Issued Accounting Standards

At July 3, 2010, there were no recently issued accounting standards that would have significant effect on the Company when they would be implemented.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
(2) Fair Value Measurements
Fair Value of Financial Instruments

Cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, as reported in the consolidated financial statements, approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company’s long-term debt is disclosed in Note (6).

The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value and items for which the fair value option has been elected) at July 3, 2010:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	July 3, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$21,769	—	$21,769	—

Total	$21,769	—	$21,769	—

The Company had no other nonfinancial assets or liabilities measured at fair value on a non-recurring basis during fiscal 2010 or fiscal 2009.
(3) Inventory
Inventory by category at July 3, 2010 and June 27, 2009 consisted of the following:

	2010	2009
Raw materials	$73	$90
Finished goods	13,413	8,409

Total Inventory	$13,486	$8,499

Inventory is presented net of raw material write-downs of $7 and $4 at the end of fiscal 2010 and fiscal 2009, respectively; and finished goods write-downs of $329 and $216 at the end of the same reporting periods, respectively. Inventory write-downs recognized as a part of cost of sales were $1,617, $1,069 and $430 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
(4) Property, Plant and Equipment
Property, plant and equipment at cost at July 3, 2010 and June 27, 2009 consisted of the following:

			Estimated
	2010	2009	life in years
Land and improvements	$279	$267	5—15
Buildings and improvements	3,751	3,534	5—45
Machinery and equipment	6,454	6,264	2—10
Leasehold improvements	1,102	1,146	2—6
Construction in progress	83	43

Total property, plant and equipment	$11,669	$11,254
Less total accumulated depreciation	7,544	7,511

Net property, plant and equipment	$4,125	$3,743

(5) Intangible Trademark, Patent Assets and Licensing Fees
Intangible trademark, patent assets and licensing fees included the following at July 3, 2010 and June 27, 2009:

	2010	2009
Trademarks, patents and licensing fees, at cost	$1,039	$1,003
Less accumulated amortization	(835)	(644)

Trademarks, patents and licensing fees, net	$204	$359

The Company recognized trademark, patent and licensing fee amortization expense of $191, $190 and $201 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying consolidated statements of income.
Based on the Company’s amortization methods, remaining net trademark, patent and licensing fee costs will be recognized as amortization expense of $106, $40, $33, $17 and $8 in each of the next five years, respectively. The Company would accelerate the expensing of these costs should circumstances change and an impairment condition be determined for trademarks or patents that have a remaining value.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
(6) Short-term Notes Payable and Long-term Debt
The Company is party to an unsecured revolving credit facility with The Huntington National Bank (“Huntington”). The original facility dated March 29, 2007 was modified effective June 26, 2009. Under this second modification of the Bank Facility, Huntington is obligated to advance the Company funds through December 31, 2011, subject to a one-year renewal option thereafter, up to the following amounts:

	July to December	January to June
Fiscal 2011	$10,000	$5,000
Fiscal 2012	$8,000
The terms of the Bank Facility require the Company to satisfy certain financial covenants including (a) satisfying a minimum fixed charge coverage ratio of not less than 1.25 to 1.0 which is calculated on a trailing 12 months basis, and (b) maintaining a consolidated tangible net worth of not less than $44 million increased annually by 50% of the Company’s consolidated net income after June 28, 2009. The Bank Facility must be rested for 30 consecutive days beginning in February of each year. Also, the borrowing under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable plus 50% of its eligible inventory at any one time. As of July 3, 2010, the Company was in compliance with these financial covenants.
The Bank Facility provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate value of up to $1,500. As of July 3, 2010, the aggregate dollar amount of outstanding letters of credit of $800 has been deducted from the available balance under the Bank Facility. At July 3, 2010, the Company had $9, 200 available under the Bank Facility.
The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 2.75%. The applicable interest rate on the Bank Facility at July 3, 2010 was 3.10% assuming a 30-day LIBOR rate of .35% on that date. Additionally, the modified Bank Facility requires the Company to pay a quarterly unused line fee at the rate of 3/8% of the average unused Bank Facility balance. During fiscal 2010, the Company did not use its Bank Facility and incurred unused line fees of approximately $27. The Company incurred a commitment fee of approximately $43 on the loan modification effective as of June 26, 2009; this fee is being amortized over the remaining term of the Bank Facility.
At July 3, 2010 and June 27, 2009, short-term notes payable of $1,750 and $1,750, respectively, consisted exclusively of the borrowings against the cash surrender value of certain life insurance policies with an interest rate of 3.25%, as discussed further in Note (15).
The Company and its co-founder, the mother of the Company’s non-executive chairman (“chairman”), entered into an agreement in August 2005 whereby she transferred all of her product designs and patent rights to the Company and released all unpaid claims that would have accrued under a previous agreement. Under the August 2005 agreement, the Company is obligated to make 24 quarterly payments of $25 each on the last business day of every October, January, April and July until the last business day in April 2011. On March 24, 2008, the remaining payment rights under the agreement were assigned to a fund established with a philanthropic organization. As of July 3, 2010 and listed as “Other note” in the table below, the Company reported the entire remaining $97 obligation under this agreement as current installments of long-term debt.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
The fair value of the Company’s long-term debt is based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value. Long-term debt at July 3, 2010 and June 27, 2009 consisted of the following:

	2010	2009
Other note	$97	$187
Less current installments	97	90

Long-term debt, excluding current installments	$—	$97

(7) Lease Commitments
The Company occupies certain distribution and office sales facilities under cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at July 3, 2010 is as follows:

2011	$353
2012	204
2013	200
2014	200
2015	183
Thereafter	—

$1,140

Substantially all of these operating lease agreements have no further contractual renewals and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and noncancelable operating lease arrangements in fiscal 2010, fiscal 2009 and fiscal 2008, reported as part of continuing operations was $1,046, $1,212 and $998, respectively.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
(8) Income Taxes
Income tax expense for fiscal 2010, fiscal 2009 and fiscal 2008, consisted of the following:

	2010	2009	2008
Current expense:
Federal	$2,439	$216	$165
State	504	478	298

	2,943	694	463
Deferred expense	2,640	3,495	4,602

Total expense	$5,583	$4,189	$5,065

The differences between income taxes computed by applying the statutory federal income tax rate (34 percent in fiscal 2010, fiscal 2009 and fiscal 2008), and income tax expense reported in the consolidated financial statements is:

	2010	2009	2008
Computed “expected” tax expense	$5,094	$3,802	$5,049
State income taxes expense, net of federal income tax	437	400	535
Deferred tax benefit true-up adjustment	—	—	(522)
Other, net	52	(13)	3

Total expense	$5,583	$4,189	$5,065

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the end of fiscal 2010 and fiscal 2009.

	2010	2009
Deferred tax assets:
Current assets	$923	$668
Accounting accruals, including self-insurance costs, vacation costs and others	819	825
Accrued pension costs	(159)	1,521
Pension liability adjustment	7,139	6,193
State net operating loss carryforward	—	10
U.S. Federal tax loss and alternative minimum tax credit carryforwards	—	1,201
Capital loss carry forward	482	482

Total deferred tax assets	$9,204	$10,900
Less valuation allowance	(482)	(482)

Deferred tax assets, net	$8,722	$10,418
Deferred tax liabilities:
Prepaid insurance	66	83
Property, plant and equipment	44	29

Total deferred tax liabilities	110	112

Net deferred tax assets	$8,612	$10,306

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The deferred tax assets result primarily from provisions in the U.S. income tax code, which require that certain accounting accruals be deferred until future years before those accruals are deductible for current income tax purposes. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets recorded. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
In fiscal 2008, the Company recorded an out-of-period deferred tax benefit adjustment of $522 related to prior period asset dispositions associated primarily with the closure of the Company’s former distribution operations in Mexico. This adjustment resulted in lower income tax expense recognized in the results of operations reported in fiscal 2008.
As a result of the Company’s disposal of its ownership of Fargeot in July 2007, the Company incurred a capital loss, and it was able to utilize part of this loss to offset prior year capital gains. The portion of the capital loss, which could not be utilized in fiscal 2008, is included as a capital loss carryforward. This capital loss deferred tax asset is subject to expiration after five years as a carryforward item, with any realization permitted only by offsetting against future capital gains generated by the Company. Approximately $482 of this capital loss remains without any immediate offsetting capital gain expected at July 3, 2010. Accordingly, all of the $482 has been reserved through a valuation allowance established at the end of fiscal 2008.
At the end of fiscal 2010, fiscal 2009 and fiscal 2008, there were approximately $0, $1,757 and $11,163 of net operating loss carryforwards, respectively, available for U.S. federal, state, and local income tax purposes. Due to the deferred recognition of additional paid in capital (“APIC”) created from excess tax benefits realized on the exercises and/or vesting of various equity-based compensation instruments, the net operating loss carryforwards, as measured in the Company’s tax returns, are higher than those amounts considered for book purposes. FASB ASC 718 requires recognition of excess tax benefits as APIC only when cash payments on taxes are directly impacted. This timing for federal income tax return purposes will not occur until all net operating loss carryforwards are completely used to offset U.S. federal income tax expense. Accordingly, net operating loss carryforwards, as measured for U.S. federal income tax return purposes, as of the end of fiscal 2010, fiscal 2009 and fiscal 2008, were $0, $4,600 and $14,030, respectively. Loss carryforwards in the U.S. are generally available for up to twenty years in the future. All net operating loss carryforwards were used during fiscal 2010, and we recognized both deferred prior year and current year excess tax benefits as APIC during fiscal 2010.
FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions at the end of fiscal 2010 or the end of fiscal 2009. The Company does not expect a charge to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.
The Company recorded no interest or penalties during fiscal 2010 in either its consolidated statement of income or consolidated balance sheet.
The Company files a consolidated U.S. Federal income tax return and consolidated and separate company income tax returns in various federal, state and local jurisdictions. Generally, the

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
Company is no longer subject to income tax examinations by federal tax authorities through the tax year ended June 28, 2008 and by state and local tax authorities for the tax years through July 1, 2006.
(9) Accrued Expenses
Accrued expenses at July 3, 2010 and June 27, 2009 consisted of the following:

	2010	2009
Salaries and wages	$3,320	$1,949
Income taxes	14	59
Other taxes	105	112
Current pension liabilities	675	1,490
Other	753	369

	$4,867	$3,979

(10) Employee Retirement Plans
The Company maintains a tax qualified pension plan, the Associates’ Retirement Plan (“ARP”).The Company intends to fund the minimum amounts required under the Employee Retirement Income Security Act of 1974 (ERISA). The Company also sponsors a tax nonqualified pension plan, the Supplemental Retirement Plan (“SRP”), for certain officers and other key employees as designated by R.G. Barry Corporation’s Board of Directors. The SRP is unfunded, noncontributory and provides for the payment of monthly retirement benefits. Benefits are based on a formula applied to the recipients’ final average monthly compensation, reduced by a certain percentage of their social security benefits. For certain participants, the SRP provides an alternative benefit formula for years worked past the normal retirement age assumed by the SRP. Effective as of close of business on March 31, 2004, both the ARP and SRP were frozen with the exception of two former employees participating in the SRP who are no longer with the Company.
The funded status of the ARP and the SRP and the accrued retirement costs, measured on July 3, 2010 and June 27, 2009, respectively, were:

	ARP		SRP
	2010	2009	2010	2009
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$29,770	$29,433	$8,272	$8,200
Service cost	—	—	9	45
Interest cost	1,840	1,895	445	525
Plan amendments	—	—	—	19
Actuarial loss	3,752	763	701	325
Benefits paid	(2,224)	(2,237)	(1,418)	(816)
Liability gain due to settlement	—	—	(359)	—
Adjustment for change in measurement date	—	(84)	—	(26)

Benefit obligation at the end of the year	$33,138	$29,770	$7,650	$8,272

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)

	ARP		SRP
	2010	2009	2010	2009
Change in plan assets:
Fair value of plan assets at the beginning of the year	$17,659	$25,052	$—	$—
Actual return on plan assets	2,901	(4,886)	—	—
Contributions	3,856	415	1,418	816
Expenses	(204)	(214)	—	—
Benefits paid	(2,224)	(2,237)	(1,418)	(816)
Adjustment for change in measurement date	—	(471)	—	—

Fair value of plan assets at end of the year	$21,988	$17,659	$—	$—

Funded status at year-end	$(11,151)	$(12,111)	$(7,650)	$(8,272)

Noncurrent assets
Current liabilities	$—	$—	$(675)	$(1,490)
Noncurrent liabilities	(11,151)	(12,111)	(6,975)	(6,782)

Net pension liability at end of year	$(11,151)	$(12,111)	$(7,650)	$(8,272)

Amounts recognized in accumulated other comprehensive loss-pretax
Prior service costs	$—	$—	$55	$206
Net actuarial loss	17,354	14,904	1,819	1,628

Balance in accumulated other comprehensive loss at end of year-pretax	$17,354	$14,904	$1,874	$1,834
		~~~~~~~~~ ~

	ARP		SRP
	2010	2009	2010	2009
Other changes in plan assets and benefit obligations recognized in accumulated comprehensive loss

Net actuarial loss	$3,028	$9,053	$157	$325
Prior service cost	—	—	—	19
Amortization of:
Prior service costs	—	—	(42)	(42)
Net actuarial loss	(577)	(259)	(75)	$(53)

Total recognized in comprehensive income	$2,451	$8,794	$40	$249

The accumulated benefit obligation for the ARP was $33,139 and $29,770, as of July 3, 2010 and June 27, 2009, respectively. The accumulated benefit obligation for the SRP was $7,650 and $8,206, as of July 3, 2010 and June 27, 2009, respectively.
At July 3, 2010, expected benefit payments to plan participants in the ARP and the SRP for each of the next five years and the five-year period thereafter in the aggregate are:

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)

	ARP	SRP
2011	$2,306	$675
2012	2,323	669
2013	2,343	665
2014	2,327	694
2015	2,348	680
2016-2020	11,696	3,101

	2010	2009	2008
Weighted average assumptions used to determine net costs for both the ARP and the SRP:
Discount rate	6.42%	6.69%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.50%	8.50%

Components of Net Periodic Benefit Cost:
Service cost	$9	$45	$45
Interest cost	2,285	2,420	2,292
Expected return on plan assets	(1,973)	(2,204)	(2,157)
Net amortization	693	285	426
Settlement expense	185	—	—

Total pension expense	$1,199	$546	$606

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.02%	6.42%	6.69%
Rate of compensation increase	—	4.00%	4.00%
The estimated net actuarial loss, prior service cost and transition obligation (asset) for the defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal 2011 are $1,219, $42 and $0, respectively.
The ARP is funded on a periodic basis as required under ERISA/IRS guidelines. The general principles guiding investment of pension plan assets are those embodied under ERISA. These principles include discharging the Company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for the Company’s pension plan assets are to optimize the long-term return on plan assets while maintaining an acceptable level of risk, diversify assets among asset classes and investment styles and maintain a long-term focus. The plan asset allocation shown below is consistent with the Company’s investment policy objectives. With the assistance of a consulting firm, the plan fiduciaries are responsible for selecting investment managers, setting asset allocation targets and monitoring asset allocation and investment performance.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
The qualified plan assets invested as of the measurement date for fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009	2008
Cash and equivalents	5%	2%	2%
Domestic equities	42%	48%	48%
Domestic fixed income securities	20%	6%	9%
Foreign equities	22%	24%	25%
Hedge funds	11%	20%	16%

Total pension plan assets invested	100%	100%	100%

The table below highlights assets held in trust in the ARP, and the fair value categories applicable to the various investments held:

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	July 3, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and equivalents	$1,116	$—	$—	$—
Domestic equities	9,199	9,199	—	—
Domestic fixed income securities	4,364	4,364	—	—
Foreign equities	4,851	4,851	—	—
Hedge funds	2,458	—	1,347	1,111

Total pension plan assets	$21,988	$18,414	$1,347	$1,111

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
Our level 3 hedge fund investment does not have quotes on an active market or exchange and this investment is a master hedge fund that invests in a variety of underlying individual hedge funds that are not quoted on an active market or exchange. Net asset values are determined by this master hedge fund on a monthly basis by reference to net asset values computed and determined by the individual hedge funds it invests in.

Level 3 pension
investment
reconciliation
Balance at June 27, 2009	$1,771
Realized gain (loss)	—
Unrealized gain (loss) relating to instrument still held at July 3, 2010	91
Purchases, sales and settlements, net	(751)
Transfers in/out of category level 3	—

Balance at July 3, 2010	$1,111

The expected return on plan assets used in the pension computations for the qualified ARP is based on management’s best judgment of future anticipated performance of those invested assets based on past long-term experience and judgment on how future long-term performance will occur.
The Company’s SRP is unfunded and payments, as required, are made when due from the Company’s general funds. In fiscal 2011, the Company anticipates total payments of $1,830 related to its SRP and ARP.
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
During fiscal 2010, the Company made a lump sum payment of $748 to a former executive upon his retirement as full settlement of his SRP benefit. Based on interest rates existing at the date of settlement, the Company recognized a settlement loss of $185 in pension expense and an additional other comprehensive loss adjustment, net of tax, of $99 based on a re-measurement of remaining SRP liabilities.
The Company sponsors a 401(k) plan for all its eligible salaried and nonsalaried employees (other than employees of its non-domestic subsidiaries). Effective January 1, 2005, the Company adopted a 3% non-contributory Safe Harbor 401 provision for all eligible plan participants. The Company’s contributions in cash to the 401(k) plan were $375, $278 and $256 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
(11) Shareholders’ Equity
As of July 3, 2010, there were approximately 127 employees and nine non-employee directors who were eligible to participate in the 2005 Plan.
The 2005 Plan authorizes the issuance of 1,000,000 common shares, plus:
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
At July 3, 2010, the number of common shares available for grant pursuant to the 2005 Plan was 594,000 common shares, including 94,000 common shares available through the rollover terms of the 2005 Plan in respect of common shares previously available under the 2002 Plan.
The selection of participants and the nature and size of awards granted under the 2005 Plan is within the discretion of the Compensation Committee of R.G. Barry Corporation’s Board of Directors (the “Committee”), in the case of grants to employees of the Company or the full Board of Directors, in the case of grants to non-employee directors of R.G. Barry Corporation. The 2005 Plan provides for the following types of awards, each as defined in the 2005 Plan:
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
Prior to the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs had been granted, some of which remain outstanding. All outstanding ISOs and NQs are currently exercisable for periods of up to ten years from the date of grant at exercise prices of not less than the fair market value of the underlying common shares at the grant date.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 30, 2007	280,100	435,900	$5.79

Granted	—	—	—
Exercised	(54,400)	(121,900)	3.84
Expired/Cancelled	(13,100)	(75,800)	13.09

Outstanding at June 28, 2008	212,600	238,200	$5.23

Granted	—	—	—
Exercised	(94,100)	(36,200)	3.74
Expired/Cancelled	(1,500)	(55,800)	8.38

Outstanding at June 27, 2009	117,000	146,200	$5.21

Granted	—	—	—
Exercised	(81,000)	(40,700)	4.03
Expired/Cancelled	—	—	—

Outstanding at July 3, 2010	36,000	105,500	$6.11

Options exercisable at July 3, 2010	34,000	105,500

	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
Range of	Number	remaining	average	Number	average
exercise	outstanding at	contractual	exercise	exercisable at	exercise
prices	July 3, 2010	life (years)	price	July 3, 2010	price
$2.51 — 5.00	22,200	2.29	$4.19	22,200	$4.19
5.01 — 10.00	119,300	2.66	6.47	117,300	6.46

	141,500			139,500

The intrinsic values of the stock options exercisable and outstanding at the end of fiscal 2010 were $726 and $734, respectively. The intrinsic value of stock options exercised during fiscal 2010 was $646.
At the end of fiscal 2010, fiscal 2009 and fiscal 2008, the stock options outstanding under these equity-based compensation plans were held by 8, 21 and 38 employees, respectively, and had expiration dates ranging from 2011 to 2016.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
FASB ASC 718 (the Stock Compensation topic) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company recorded, as part of selling, general and administrative expenses, $840 of stock-based compensation expense for fiscal 2010. Approximately $5 of the total stock-based compensation expense incurred during fiscal 2010 was associated with stock-based awards granted prior to adopting the provisions of FASB ASC 718; $835 of the total stock-based compensation expense was related to ISOs, NQs and RSUs granted after the Company adopted FASB ASC 718.
Total compensation cost of stock-based awards granted but not yet vested as of July 3, 2010 was approximately $1,786, all of which related to the compensation cost for stock-based awards issued after the adoption of FASB ASC 718. The Company expects to recognize the total remaining compensation cost over the weighted-average period of approximately two years.
During fiscal 2010, the Company granted RSUs to non-employee directors of R.G. Barry Corporation and to members of its senior and other management. Upon vesting, the RSUs will be settled in an equivalent number of common shares. The RSUs granted to the non-employee directors will vest in full on December 31, 2010. The RSUs awarded to the members of senior and other management will vest in full on the fifth anniversary of the date of the award, although twenty percent of the RSUs may vest on each of the first four anniversaries of the date of the award if the Company meets certain financial performance goals. The intrinsic value of RSUs that vested during fiscal 2010 was $921.
At the end of fiscal 2010, fiscal 2009 and fiscal 2008, RSUs outstanding under these equity-based compensation plans were held by 38, 31 and 28 employees, respectively, and had vesting dates ranging from 2011 to 2016. These RSU vesting dates were subject to partial acceleration on an annual basis if certain Company financial performance objectives were met for a fiscal year.
The following is a summary of the status of the Company’s RSUs as of July 3, 2010, June 27, 2009 and June 28, 2008 and activity during the fiscal year then ended:

	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
		grant-		grant-		grant-
		date fair		date fair		date fair
	RSUs	value	RSUs	value	RSUs	value
Unvested RSUs at beginning of the year	319,500	$6.86	190,900	$7.94	85,900	$7.82
Granted	145,400	8.08	230,600	6.27	151,700	8.65
Vested	(119,000)	6.56	(81,300)	7.99	(41,200)	9.36
Forfeited/Cancelled	(31,800)	7.25	(20,700)	7.69	(5,500)	7.03

Unvested RSUs at the end of the year	314,000	$7.49	319,500	$6.86	190,900	$7.94

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
(12)    Net Earnings per Common Share
The following table identifies the numerators and denominators used in the computation of basic and dilutive net earnings per common share for fiscal 2010, fiscal 2009 and fiscal 2008:

	2010	2009	2008
Numerator:

Net earnings	$9,400	$6,992	$9,785

Denominator:
Weighted-average common shares outstanding	10,893	10,633	10,469
Effect of potentially dilutive securities: employee stock options and RSUs	143	104	222

Weighted-average common shares outstanding, assuming dilution	11,036	10,737	10,691

Basic net earnings per common share	$0.86	$0.66	$0.93

Diluted net earnings per common share	$0.85	$0.65	$0.92

The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during that fiscal year. Stock options excluded from the computation of diluted net earnings per common share for fiscal 2010, fiscal 2009 and fiscal 2008 were 0, 105,000 and 0, respectively.
(13)  Preferred Share Purchase Rights
On May 1, 2009, the Board of Directors of R.G. Barry Corporation declared a dividend distribution of one Preferred Share Purchase Right (“Right”) for each outstanding common share to shareholders of record on May 15, 2009. Under certain conditions, each Right may be exercised to purchase from R.G. Barry Corporation a unit consisting of one one-hundredth of a share (a “Unit”) of Series II Junior Participating Class A Preferred Shares, par value $1 per share, at an initial exercise price of $25 per Unit, subject to adjustment. The Rights initially will be attached to R.G. Barry Corporation’s common shares. The Rights will separate from the common shares and a Distribution Date will occur upon the earlier of (a) 10 business days after a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of R.G. Barry Corporation’s outstanding common shares (“Share Acquisition Date”), other than as a result of repurchases of common shares by R.G. Barry Corporation or certain inadvertent actions by institutional or certain other shareholders, or (b) 10 business days (or such later date as the Board of Directors of R.G. Barry Corporation shall determine) after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of R.G. Barry Corporation’s outstanding common shares. The Rights are not exercisable until the Distribution Date.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
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
The Rights, which do not have any voting or dividend rights, expire on May 1, 2014, and may be redeemed by R.G. Barry Corporation at a price of $0.01 per Right at any time until 10 business days following the Share Acquisition Date.
Each Class A Preferred Share entitles the holder thereof to one-tenth of one vote, while Class B Preferred Shares, should they become authorized for issuance by action of R.G. Barry Corporation’s Board of Directors, entitle the holders thereof to ten votes. The preferred shares are entitled to a preference in liquidation. None of the preferred shares have been issued.
(14) Gain from insurance recovery
In April 2008, the Company’s leased distribution facility in Texas was struck by a tornado damaging the facility, equipment and inventory. Damages to the facility, equipment and inventory, as well as losses incurred due to business interruption, were fully covered by insurance above a nominal deductible provision. This insurance coverage provided for reimbursement of the replacement cost on the facility as well as equipment. The inventory coverage provided for an amount equal to the cost plus normal profit expected in the sale for any damaged finished goods inventory. The carrying cost of finished goods inventory damaged in the storm was approximately $1,315. The Company realized a gain of $1,362 in fiscal 2008, represented by the difference between the carrying amount of the damaged inventory versus the insurance proceeds.
(15) Related-party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the chairman to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their fair market value. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,591, which is included in other assets in the accompanying consolidated balance sheets. Effective in March 2004 and continuing through most of fiscal 2009, the Company borrowed against the cash surrender value of both of these policies. One of these policy loans for $450 was repaid during the last month of fiscal 2009.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
The Company and its co-founder, the mother of the chairman, entered into an agreement in August 2005 whereby she transferred all of her product designs and patent rights to the Company and released all unpaid claims that would have accrued under a previous agreement. Under the August 2005 agreement, the Company is obligated to make 24 quarterly payments of $25 through the last business day in April 2011. Following the death of the chairman’s mother in February 2007 and through March 24, 2008, the Company made the quarterly payments with respect to the agreement to the successor trust of which the chairman is the trustee and beneficiary. In March 2008, the chairman assigned the remaining payment rights under the agreement to a fund established with a philanthropic organization. As of July 3, 2010, the Company reported the remaining $97 liability under this agreement as current installments of long-term debt.
(16) Segment Reporting
FASB ASC 280 (the Segment Reporting topic) establishes standards for the manner in which public enterprises report information about operating segments, their products and the geographic areas where they operate.
The Company primarily markets accessory footwear products, as described in Note (1). The Company’s business is operated as a single operating segment. Net sales as reported in the Consolidated Statements of Income relate primarily to markets in North America. At July 3, 2010 and June 27, 2009, substantially all of the Company’s net property, plant and equipment of $4,125 and $3,743, respectively, was located in North America.
For fiscal 2010, fiscal 2009 and fiscal 2008, one customer accounted for approximately 35%, 38% and 37%, respectively, of the Company’s consolidated net sales. A second customer accounted for 10%, 10% and 11% of the Company’s consolidated net sales for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.
(17) Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of pending legal proceedings is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements
R.G. Barry Corporation and Subsidiaries
(dollar amounts in thousands, except share and per common share data)
(18) Accounts Receivable Reserves

	Balance at	Current			Balance at
	Beginning	Charges to	Other		End of
Description	of Year	Expenses	Adjustments	Deductions	Year
Allowance for doubtful accounts:

Period ended:

7/03/2010	$427	$71	$—	$270	$228
6/27/2009	200	464	—	237	427
6/28/2008	200	—	—	—	200

Returns Allowance:

Period ended:

7/03/2010	$1,075	$2,884	$—	$2,528	$1,431
6/27/2009	151	1,418	—	494	1,075
6/28/2008	289	3,026	(44)	3,120	151

Promotions Allowance:

Period ended:

7/03/2010	$1,223	$11,170	$(572)	$10,034	$1,787
6/27/2009	1,534	9,879	(484)	9,706	1,223
6/28/2008	1,701	10,166	(438)	9,895	1,534
The amounts under the “Other Adjustments” column in the table above reflects the difference between estimates made at the end of the prior fiscal year and actual claims processed during the applicable fiscal year.

Quarterly Financial Data (Unaudited)
(in thousands, except per common share data)

Fiscal 2010	First	Second	Third	Fourth
Net sales	$29,449	$55,574	$22,212	$16,552
Gross profit	12,291	23,962	8,963	6,143

Net earnings (loss)	2,265	8,226	539	(1,630)

Basic net earnings (loss) per common share	0.21	0.76	0.05	(0.15)
Diluted net earnings (loss) per common share	0.21	0.74	0.05	(0.15)

Weighted-average common shares outstanding:
Basic	10,803	10,857	10,914	10,986
Diluted	10,948	11,042	11,112	11,154

Fiscal 2009	First	Second	Third	Fourth
Net sales	$25,630	$48,853	$21,130	$18,204
Gross profit	10,160	19,284	7,086	6,937

Net earnings (loss)	1,105	6,050	123	(286)

Basic net earnings (loss) per common share	0.10	0.57	0.01	(0.03)
Diluted net earnings (loss) per common share	0.10	0.56	0.01	(0.03)

Weighted-average common shares outstanding:
Basic	10,595	10,609	10,622	10,705
Diluted	10,749	10,712	10,738	10,804
The above information is a summary of unaudited quarterly results of operations of the Company for fiscal 2010 and fiscal 2009. The sum of the quarterly net earnings (loss) per common share data in the table above may not equal the results for the applicable fiscal year due to rounding and, where applicable, the impact of dilutive securities on the annual versus the quarterly net earnings (loss) per common share calculations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)] that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended July 3, 2010). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended July 3, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Annual Report of Management on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of R.G. Barry Corporation and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of R. G. Barry Corporation and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of R.G. Barry Corporation and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of R.G. Barry Corporation and our consolidated subsidiaries that could have a material effect on the financial statements.
     Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 3, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.
     Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of July 3, 2010. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of R.G. Barry Corporation.
     Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
R.G. Barry Corporation:
     We have audited R.G. Barry Corporation’s internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). R.G. Barry Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, R. G. Barry Corporation maintained, in all material respects, effective internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of July 3, 2010 and June 27, 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 3, 2010, and our report dated September 9, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Columbus, Ohio
September 9, 2010
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
     The information required by Item 401 of SEC Regulation S-K concerning the directors of R.G. Barry Corporation and the Board of Directors’ nominees for election as directors of R.G. Barry Corporation at the 2010 Annual Meeting of Shareholders of R.G. Barry Corporation (the “2010 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL NO. 2 — ELECTION OF DIRECTORS (Item 2 on the Proxy)” in the definitive Proxy Statement relating to the 2010 Annual Meeting (the “Definitive 2010 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A no later than 120 days after July 3, 2010.
     The information required by Item 401 of SEC Regulation S-K concerning the executive officers of R.G. Barry Corporation is included in the portion of Part I of this 2010 Form 10-K entitled “Supplemental Item. Executive Officers of the Registrant” and incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
     The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SHARE OWNERSHIP — Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive 2010 Proxy Statement of R.G. Barry Corporation.
Procedures by which Shareholders may Recommend Nominees to the Board of Directors of R.G. Barry Corporation
     Information concerning the procedures by which shareholders of R.G. Barry Corporation may recommend nominees to the Board of Directors of R.G. Barry Corporation is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL NO. 2 — ELECTION OF DIRECTORS (Item 2 on the Proxy) — Committees of the Board — Nominating and Governance Committee” and “PROPOSAL NO. 2 — ELECTION OF

DIRECTORS (Item 2 on the Proxy) — Nominating Procedures” in the 2010 Definitive Proxy Statement of R.G. Barry Corporation. These procedures have not materially changed from those described in the definitive Proxy Statement of R.G. Barry Corporation for the 2009 Annual Meeting of Shareholders.
Audit Committee Matters
     The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL NO. 2 — ELECTION OF DIRECTORS (Item 2 on the Proxy) — Committees of the Board — Audit Committee” in the Definitive 2010 Proxy Statement of R.G. Barry Corporation.
Code of Business Conduct and Ethics; Committee Charters; Board Mission & Corporate Governance Guidelines
     The Board of Directors of R.G. Barry Corporation has adopted a Code of Business Conduct & Ethics covering the directors, officers and employees of R.G. Barry Corporation and its subsidiaries, including the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance and Chief Financial Officer (the principal financial officer and principal accounting officer).
     R.G. Barry Corporation will disclose the following events, if they occur, in a current report on Form 8-K to be filed with the SEC within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of the Code of Business Conduct & Ethics of R.G. Barry Corporation that (i) applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct & Ethics granted to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K. In addition, R.G. Barry Corporation will disclose any waivers of the Code of Business Conduct & Ethics granted to a director or an executive officer of R.G. Barry Corporation, if they occur, in a current report on Form 8-K within four business days following their occurrence.
     The Board of Directors of R.G. Barry Corporation has adopted charters for each of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee as well as the Board Charter & Corporate Governance Guidelines.
     The text of each of the Code of Business Conduct & Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Board Charter & Corporate Governance Guidelines is posted on the “Investor Room — Corporate Governance” page of R.G. Barry Corporation’s web site located at www.rgbarry.com. Interested persons may also obtain a copy of the Code of Business Conduct & Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Board Charter & Corporate Governance Guidelines without charge, by writing to R.G. Barry Corporation at its principal executive offices located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, Attention: José G. Ibarra. In addition, a copy of the Code of Business Conduct & Ethics is incorporated by reference into this 2010 Form 10-K as Exhibit 14.1 from R.G. Barry Corporation’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009 (Exhibit 14.1).

Item 11. Executive Compensation.
     The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL NO. 2 — ELECTION OF DIRECTORS (Item 2 on the Proxy)—Board Role in Risk Oversight—Risk Assessment in Compensation Programs”, “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Definitive 2010 Proxy Statement of R.G. Barry Corporation.
     The information required by Item 407(e) (4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL NO. 2 — ELECTION OF DIRECTORS (Item 2 on the Proxy) — Compensation Committee Interlocks and Insider Participation” in the Definitive 2010 Proxy Statement of R.G. Barry Corporation.
     The information required by Item 407(e) (5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE REPORT” in the Definitive 2010 Proxy Statement of R.G. Barry Corporation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Ownership of Common Shares of R.G. Barry Corporation
     The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Definitive 2010 Proxy Statement of R.G. Barry Corporation, under the caption “SHARE OWNERSHIP.”
Equity Compensation Plan Information
     The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Definitive 2010 Proxy Statement of R.G. Barry Corporation, under the caption “EQUITY COMPENSATION PLAN INFORMATION.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Person Transactions
     The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “TRANSACTIONS WITH RELATED PERSONS” in the Definitive 2010 Proxy Statement of R.G. Barry Corporation.
Director Independence
     The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL NO. 2 — ELECTION OF DIRECTORS (Item 2 on the Proxy)” in the Definitive 2010 Proxy Statement of R.G. Barry Corporation.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item 14 is incorporated herein by reference from the disclosure to be included in the Definitive 2010 Proxy Statement of R.G. Barry Corporation, under the captions “AUDIT COMMITTEE MATTERS — Pre-Approval Policies and Procedures” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(1) The consolidated financial statements (and report thereon) listed below are included in “Item 8. Financial Statements and Supplementary Data.” of this 2010 Form 10-K at the page(s) indicated:
     (a)(2) Financial statement schedules:
     All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is presented in the Consolidated Financial Statements or notes thereto included in “Item 8. Financial Statements and Supplement Data.” of this 2010 Form 10-K.
     (a)(3) and (b) Exhibits:
     The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this 2010 Form 10-K are filed with this 2010 Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits”. The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this 2010 Form 10-K or incorporated herein by reference.
(c)	Financial Statement Schedule:

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.G. BARRY CORPORATION
Date: September 9, 2010	By:	/s/ José G. Ibarra
José G. Ibarra,
Senior Vice President-Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Greg A. Tunney	President and Chief	September 9, 2010
Greg A. Tunney	Executive Officer (Principal Executive Officer) and Director

/s/ José G. Ibarra	Senior Vice President –	September 9, 2010
José G. Ibarra	Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gordon Zacks * Gordon Zacks	Non-Executive Chairman of the Board and Director	September 9, 2010

/s/ Nicholas P. DiPaolo *	Director	September 9, 2010
Nicholas P. DiPaolo

/s/ David P. Lauer *	Director	September 9, 2010
David P. Lauer

/s/ David L. Nichols *	Director	September 9, 2010
David L. Nichols

/s/ Janice E. Page *	Director	September 9, 2010
Janice E. Page

/s/ Edward M. Stan *	Director	September 9, 2010
Edward M. Stan

/s/ Thomas M. Von Lehman *	Director	September 9, 2010
Thomas M. Von Lehman

/s/ Harvey A. Weinberg *	Director	September 9, 2010
Harvey A. Weinberg

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-identified directors of the Registrant pursuant to Powers of Attorney executed by the above-identified directors of the Registrant, which Powers of Attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1.

By:	/s/ José G. Ibarra	Date: September 9, 2010
José G. Ibarra
Attorney-in-Fact

R.G. BARRY CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JULY 3, 2010
INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Articles of Incorporation of R.G. Barry Corporation (“Registrant”) (as filed with Ohio Secretary of State on March 26, 1984)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (SEC File No. 0-12667) (“Registrant’s 1988 Form 10-K”)

3.2	Certificate of Amendment to Articles of Incorporation of Registrant (as filed with Ohio Secretary of State on June 3, 1987)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.3	Certificate of Amendment to the Articles of Incorporation of Registrant Authorizing the Series I Junior Participating Class B Preferred Shares (as filed with the Ohio Secretary of State on March 1, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.4	Certificate of Amendment to the Articles of Registrant (as filed with the Ohio Secretary of State on May 9, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s 1988 Form 10-K

3.5	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 22, 1995)	Incorporated herein by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (SEC File No. 001-08769) (“Registrant’s 1995 Form 10-K”)

3.6	Certificate of Amendment to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on September 1, 1995)	Incorporated herein by reference to Exhibit 3(c) to Registrant’s 1995 Form 10-K

3.7	Certificate of Amendment by Shareholders to the Articles of Incorporation of Registrant (as filed with the Ohio Secretary of State on May 30, 1997)	Incorporated herein by reference to Exhibit 4(h)(6) to Registrant’s Registration Statement on Form S-8, filed June 6, 1997 (Registration No. 333-28671)

Exhibit No.	Description	Location
3.8	Certificate of Amendment by Directors of Registrant to the Articles of Incorporation of Registrant Authorizing Series I Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on March 10, 1998)	Incorporated herein by reference to Exhibit 3(a)(7) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (SEC File No. 001-08769) (“Registrant’s 1997 Form 10-K”)

3.9	Certificate of Amendment by Directors to the Articles of Incorporation of Registrant Authorizing the Series II Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on May 1, 2009)	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed May 4, 2009 (SEC File No. 001-08769) (“Registrant’s May 4, 2009 Form 8-K”)

3.10	Articles of Incorporation of Registrant (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.10 to Registrant Report on Form 10-K for the fiscal year ended June 27, 2009 (SEC File No. 001-08769) (“Registrant’s June 2009 Form 10-K”)

3.11	Code of Regulations of Registrant (reflecting all amendment)	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (SEC File No. 001-08769) (“Registrant’s July 3, 2004 Form 10-Q”)

4.1	Rights Agreement, dated as of May 1, 2009, between Registrant and The Bank of New York Mellon, as Rights Agent, including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares	Incorporated herein by reference to Exhibit 4.1 to Registrant’s May 4, 2009 Form 8-K

*10.1	R.G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (SEC File No. 001-08769) (“Registrant’s 2001 Form 10-K”)

*10.2	Amendment No. 1 to the R.G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (SEC File No. 001-08769) (“Registrant’s 2002 Form 10-K”)

Exhibit No.	Description	Location
*10.3	Amendment No. 2 to the R.G. Barry Corporation Associates’ Retirement Plan (amended and restated effective January 1, 1997, and executed on December 31, 2001) for the Economic Growth and Tax Relief Reconciliation Act of 2001	Incorporated herein by reference to Exhibit 10.3 to Registrant’s 2002 Form 10-K

*10.4	Amendment No. 3 to the R.G. Barry Corporation Associates’ Retirement Plan (effective as of March 31, 2004 and executed on February 20, 2004)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (SEC File No. 001-08769) (“Registrant’s January 2004 Form 10-K”)

*10.5	Amendment No. 4 to the R.G. Barry Corporation Associates’ Retirement Plan (executed on September 16, 2005)	Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (SEC File No. 001-08769) (“Registrant’s December 2005 Form 10-K”)

*10.6	R.G. Barry Corporation Supplemental Retirement Plan (effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (SEC File No. 001-08769) (“Registrant’s January 2000 Form 10-K”)

*10.7	Amendment No. 1 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of May 12, 1998, executed May 15, 1998)	Incorporated herein by reference to Exhibit 10.3 to Registrant’s January 2000 Form 10-K

*10.8	Amendment No. 2 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of January 1, 2000, executed March 28, 2000)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 2000 Form 10-K

*10.9	Amendment No. 3 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of March 31, 2004, executed February 20, 2004)	Incorporated herein by reference to Exhibit 10.8 to Registrant’s January 2004 Form 10-K

Exhibit No.	Description	Location
*10.10	R.G Barry Corporation Amended and Restated 2005 Supplemental Retirement Plan (amended and restated on December 18, 2008, effective as of November 20, 2008)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed December 24, 2008 (SEC File No. 001-08769) (“Registrant’s December 24, 2008 Form 8-K”)

*10.11	R.G. Barry Corporation Supplemental Benefit Plans Trust (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 3, 2004 Form 10-Q

*10.12	R.G. Barry Corporation Restoration Plan (As Amended and Restated Effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (SEC File No. 001-08769) (“Registrant’s June 2008 Form 10-K”)

*10.13	Amendment No. 2 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2001, effective as of January 1, 2001)	Incorporated herein by reference to Exhibit 10.13 to Registrant’s June 2008 Form 10-K

*10.14	Amendment No. 3 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2004, effective as of March 31, 2004)	Incorporated herein by reference to Exhibit 10.14 to Registrant’s June 2008 Form 10-K

*10.15	R.G. Barry Corporation 2008 Restoration Plan (adopted December 18, 2008, effective as of December 31, 2008)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s December 24, 2008 Form 8-K

*10.16	Employment Agreement, effective July 1, 2001, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.5 to Registrant’s 2001 Form 10-K

*10.17	Confidential Separation Agreement, dated March 10, 2004, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed March 11, 2004 (SEC File No. 001-08769) (“Registrant’s March 11, 2004 Form 8-K”)

*10.18	Agreement, dated September 27, 1989, between Registrant and Gordon Zacks	Incorporated herein by reference to Exhibit 28.1 to Registrant’s Current Report on Form 8-K, dated October 11, 1989 and filed October 12, 1989 (SEC File No. 0-12667)

Exhibit No.	Description	Location
*10.19	Amendment No. 1, dated as of October 12, 1994, to the Agreement between Registrant and Gordon Zacks, dated September 27, 1989	Incorporated herein by reference to Exhibit 5 to Amendment No. 14 to Schedule 13D, dated January 27, 1995, filed by Gordon Zacks on February 13, 1995

*10.20	Amended Split-Dollar Insurance Agreement, dated March 23, 1995, between Registrant and Gordon B. Zacks	Incorporated herein by reference to Exhibit 10(h) to Registrant’s 1995 Form 10-K

*10.21	R.G. Barry Corporation Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (SEC File No. 001-08769)

*10.22	R.G. Barry Corporation Deferred Compensation Plan (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10(v) to Registrant’s 1995 Form 10-K

*10.23	Amendment No. 1 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 1, 1997, effective as of March 1, 1997)	Incorporated herein by reference to Exhibit 10.23 to Registrant’s January 2000 Form 10-K

*10.24	Amendment No. 2 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 28, 2000, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.21 to Registrant’s 2001 Form 10-K

*10.25	Amendment No. 3 to the R.G. Barry Corporation Deferred Compensation Plan (executed October 31, 2001, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.24 to Registrant’s 2002 Form 10-K

*10.26	Amendment No. 4 to the R.G. Barry Corporation Deferred Compensation Plan (executed February 20, 2004, effective as of February 21, 2004)	Incorporated herein by reference to Exhibit 10.29 to Registrant’s January 2004 Form 10-K

*10.27	R.G. Barry Corporation 1997 Incentive Stock Plan, as amended	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 18, 1999 (Registration No. 333-81105)

*10.28	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (SEC File No. 001-08769) (“Registrant’s December 2000 Form 10-K”)

Exhibit No.	Description	Location
*10.29	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.25 to Registrant’s December 2000 Form 10-K

*10.30	R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 14, 2002 (Registration No. 333-90544)

*10.31	Form of Stock Option Agreement used in connection with grant of incentive stock options pursuant to the R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.30 of Registrant’s 2002 Form 10-K

*10.32	Form of Stock Option Agreement used in connection with grant of non-qualified stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.31 of Registrant’s 2002 Form 10-K

*10.33	Agreement, made to be effective August 11, 2005, between Registrant and Florence Zacks Melton	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (SEC File No. 001-08769) (“Registrant’s July 2, 2005 Form 10-Q”)

*10.34	Fiscal 2008 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed August 28, 2007 (SEC File No. 001-08769)

*10.35	Fiscal 2009 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2008 (SEC File No. 001-08769)

*10.36	Fiscal 2010 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (SEC File No. 001-08769) (“Registrants January 2, 2010 Form 10-Q”)

10.37	Fiscal 2011 R.G. Barry Management Bonus Plan	Filed herewith

Exhibit No.	Description	Location
*10.38	Form of Change in Control Agreement entered into effective as of January 8, 2008 by Registrant with each of the following officers: Glenn D. Evans – Senior Vice President – Global Operations; José G. Ibarra – Senior Vice President – Finance and Chief Financial Officer; Lee F. Smith – Senior Vice President – Creative Services; Yvonne Kalucis – Senior Vice President - Human Resources; and Thomas JZ Konecki – President of Private Brands	Incorporated herein by reference to Exhibit 10.45 to Registrant’s June 2008 Form 10-K

*10.39	Change in Control Agreement entered into effective as of April 13, 2009 by Registrant with Greg Ackard – Senior Vice President-Sales	Incorporated herein by reference to Exhibit 10.41 to Registrant’s June 2009 Form 10-K.

*10.40	R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan (as amended on October 29, 2009)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s January 2, 2010 Form 10-Q

*10.41	Form of Nonqualified Stock Option Award Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form used to evidence grants of nonqualified stock options made to directors of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 2, 2005 Form 10-Q

*10.42	Form of Restricted Stock Unit Award Agreement used to evidence grants of restricted stock units made to directors of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 22, 2006 and filed May 23, 2006 (SEC File No. 001-08769) (“Registrant’s May 23, 2006 Form 8-K”)

Exhibit No.	Description	Location
*10.43	Form of Restricted Stock Unit Award Agreement used to evidence grants of restricted stock units made to employees of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s May 23, 2006 Form 8-K

*10.44	Form of Amendment Notice and Consent Form Regarding Restricted Stock Units Awarded to Employees on May 17, 2006 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 18, 2006 and filed August 21, 2006 (SEC File No. 001-08769)

*10.45	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees used to evidence grants of restricted stock units made on September 11, 2008 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (SEC File No. 001-08769) (“Registrant’s December 27, 2008 Form 2008 Form 10-Q”)

*10.46	Executive Employment Agreement between Registrant and Greg A. Tunney, entered into on May 6, 2009 and effective as of May 1, 2009.	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed May 11, 2009 (SEC File No. 001-08769)

*10.47	Nonqualified Stock Option Award Agreement for nonqualified stock options granted to Greg A. Tunney on February 7, 2006 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated February 9, 2006 and filed February 10, 2006 (SEC File No. 001-08769)

*10.48	R.G. Barry Corporation Amended and Restated Deferral Plan (effective as of October 28, 2008)	Incorporated herein by reference to Exhibit 10.5 to Registrant’s December 27, 2008 Form 10-Q

Exhibit No.	Description	Location
*10.49	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Directors’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.4 to Registrant’s May 23, 2006 Form 8-K

*10.50	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Gordon Zacks’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.5 to Registrant’s May 23, 2006 Form 8-K

*10.51	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Employees’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.6 to Registrant’s May 23, 2006 Form 8-K

*10.52	Employees’ Notice of Eligibility related to Deferral of Restricted Stock Units for Calendar Year 2009 under the R.G. Barry Corporation Amended and Restated Deferral Plan	Incorporated herein by reference to Exhibit 10.55 to Registrants June 2009 Form10-K

*10.53	R.G. Barry Corporation Amended and Restated Deferral Plan Participation Agreement Relating to Restricted Stock Units Granted in Calendar Year 2009	Incorporated herein by reference to Exhibit 10.56 to Registrants June 2009 Form10-K

10.54	Revolving Credit Agreement, entered into effective March 29, 2007, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2007 and filed April 4, 2007 (SEC File No. 001-08769) (“Registrant’s April 4, 2007 Form 8-K”)

10.55	Revolving Credit Note dated March 29, 2007 given by Registrant to The Huntington National Bank	Incorporated herein by reference to Exhibit 10.2 to Registrant’s April 4, 2007 Form 8-K

10.56	First Modification of Revolving Credit Agreement, entered into effective April 16, 2007, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed April 18, 2007 (SEC File No. 001-08769)

10.57	Second Modification of Revolving Credit Agreement, entered into effective as of June 26, 2009, between Registrant and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed July 22, 2009 (SEC File No. 001-08769)

Exhibit No.	Description	Location
14.1	R.G. Barry Corporation Code of Business Conduct &Ethics	Incorporated herein by reference to Exhibit 14.1 to Registrant’s June 2009 Form 10-K

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney Executed by Directors and Certain Executive Officers of Registrant	Filed herewith

31.1	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith

*	Management contract or compensatory plan or arrangement.