Form 10-Q
period 2010-10-02
BARRY R G CORP /OH/
filed 2010-11-10
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Common Shares, $1 Par Value, Outstanding as of October 22, 2010 — 10,985,107
Index to Exhibits at page 21

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the First Quarter of Fiscal 2011
(Period Ended October 2, 2010)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks could include, but are not limited to the following: our continuing ability to source products from third parties located outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the SEC), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010 (the “2010 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2010 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2011	52 weeks ending July 2, 2011
Fiscal 2010	53 weeks ended July 3, 2010

First Quarter of Fiscal 2011	13 weeks ended October 2, 2010
First Quarter of Fiscal 2010	13 weeks ended September 26, 2009

PART I — FINANCIAL INFORMATION-
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 2, 2010	July 3, 2010
	(unaudited)

ASSETS
Cash and cash equivalents	$6,969	$16,988
Short-term investments	16,184	27,954
Accounts receivable (less allowances of $8,498 and $3,446, respectively)	27,231	8,302
Inventory	28,138	13,486
Deferred tax assets — current	1,676	1,676
Prepaid expenses	1,479	999

Total current assets	81,677	69,405

Property, plant and equipment, at cost	12,031	11,669
Less accumulated depreciation and amortization	7,764	7,544

Net property, plant and equipment	4,267	4,125

Deferred tax assets — noncurrent	6,936	6,936
Other assets	2,954	2,903

Total assets	$95,834	$83,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	73	97
Accounts payable	13,326	3,598
Accrued expenses	4,378	4,867

Total current liabilities	19,527	10,312

Accrued retirement costs and other	18,191	18,461

Total liabilities	37,718	28,773

Commitments and contingencies (note 12)	—	—

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 10,985 and 10,930 shares, respectively (excluding treasury shares of 1,045 and 1,025, respectively)	10,985	10,930
Additional capital in excess of par value	19,326	19,195
Accumulated other comprehensive loss	(12,594)	(12,594)
Retained earnings	40,399	37,065

Total shareholders’ equity	58,116	54,596

Total liabilities and shareholders’ equity	$95,834	$83,369

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	First Quarter	First Quarter
	Fiscal 2011	Fiscal 2010
	(unaudited)	(unaudited)

Net sales	$36,269	$29,449
Cost of sales	22,073	17,158

Gross profit	14,196	12,291
Selling, general and administrative expenses	7,772	8,809

Operating profit	6,424	3,482
Other income	109	—
Interest income, net	30	148

Earnings, before income taxes	6,563	3,630
Income tax expense	2,460	1,365

Net earnings	$4,103	$2,265

Net earnings per common share
Basic	$0.37	$0.21

Diluted	$0.37	$0.21

Weighted average number of common shares outstanding
Basic	11,044	10,803

Diluted	11,151	10,948

Common shares outstanding at end of period	10,985	10,770

Cash dividends declared per common share	$0.07	$—

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	First Quarter	First Quarter
	Fiscal 2011	Fiscal 2010
	(unaudited)	(unaudited)

Operating activities:
Net earnings	$4,103	$2,265
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	220	199
Deferred income tax expense	98	1,188
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(98)	—
Stock-based compensation expense	299	254
Changes in:
Accounts receivable, net	(18,930)	(14,996)
Inventory	(14,653)	(15,192)
Prepaid expenses and other assets	(529)	(497)
Accounts payable	9,728	8,100
Accrued expenses	(1,506)	(1,727)
Accrued retirement costs and other	(270)	80

Net cash used by operating activities	(21,538)	(20,326)

Investing activities:
Purchases of property, plant and equipment	(362)	(137)
Proceeds from sale of short-term investments, net	11,771	9,677

Net cash provided by investing activities	11,409	9,540

Financing activities:
Repayment of debt	(24)	(22)
Proceeds from options exercised	36	39
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	98	—

Net cash provided by financing activities	110	17

Net decrease in cash and cash equivalents	(10,019)	(10,769)
Cash and cash equivalents at the beginning of the period	16,988	14,259

Cash and cash equivalents at the end of the period	$6,969	$3,490

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2011 and the First Quarter of Fiscal 2010
(dollar amounts in thousands, except per share data)
1. Basis of Presentation
R.G. Barry Corporation, an Ohio corporation (the “Company”), is engaged, with its subsidiaries, in designing, sourcing, marketing and distributing accessory footwear products. The Company defines accessory footwear as a single segment business with a product category that encompasses primarily slippers, sandals, hybrid and active fashion footwear, slipper socks and hosiery. The Company’s products are sold predominantly in North America through department stores, chain stores, warehouse clubs, discount stores and mass merchandising channels of distribution.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The financial information shown in the accompanying condensed consolidated balance sheet as of the end of fiscal 2010 is derived from the Company’s audited consolidated financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the first quarter of fiscal 2011 are not necessarily indicative of the annual results that may be expected for fiscal 2011. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 — Financial Statements and Supplementary Data.” of Part II of the 2010 Form 10-K.
2. Short-Term Investments and Fair Value
At October 2, 2010, as part of its cash management and investment program, the Company maintained a portfolio of $16,184 in short-term investments, comprised of $12,096 of marketable investment securities in the form of variable rate demand notes and $4,088 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds, which have individual maturity dates ranging from November 2010 to January 2011. Held-to-maturity debt securities are those debt securities as to which the Company has the ability and intent is to hold until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2011 and the First Quarter of Fiscal 2010
(dollar amounts in thousands, except per share data)
Cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, as reported in the consolidated financial statements, approximate their fair value because of the short-term maturity of those instruments.
The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value and items for which the fair value option has been elected) at October 2, 2010:

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	October 2, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$12,096	—	$12,096	—

Total	$12,096	—	$12,096	—

The Company had no other nonfinancial assets or liabilities measured at fair value on a non-recurring basis during fiscal 2010 or in the first quarter of fiscal 2011 under the provisions of FASB ASC 820-10.
3. Stock-Based Compensation
The Amended and Restated 2005 Long-Term Incentive Plan (the “2005 Plan”) is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the original approval of the 2005 Plan. By shareholder action at the 2009 Annual Meeting of Shareholders, this plan was amended to provide for an additional 500,000 common shares to be made available for future awards under the plan (the “Amended 2005 Plan”).
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
Under the provisions of FASB ASC 718, the Company recorded, as part of selling, general and administrative expenses, $299 and $254 of stock-based compensation expense for the first quarter of fiscal 2011 and first quarter of fiscal 2010, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards. The Company granted 124,550 RSUs and 121,200 RSUs to certain members of management during the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively.
The Company did not grant any stock options during the first quarter of fiscal 2011 or the first quarter of fiscal 2010. The Company has granted stock options in previous years to certain members of management. All outstanding stock options were vested as of October 2, 2010, and accordingly, there was no unrecognized compensation expense related to stock options.
During the first quarter of fiscal 2011, the Company recognized gross excess tax benefits of $98 as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2011 and the First Quarter of Fiscal 2010
(dollar amounts in thousands, except per share data)
Activity with respect to stock options for the first quarter of fiscal 2011 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at July 3, 2010	36,000	105,500	$6.11
Granted	—	—	—
Exercised	(5,000)	—	7.25
Expired/Cancelled	—	—	—

Outstanding at October 2, 2010	31,000	105,500	$6.07

Options exercisable at October 2, 2010	31,000	105,500

The following is a summary of the status of the Company’s RSUs as of October 2, 2010 and activity during the first quarter of fiscal 2011:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at July 3, 2010	314,000	$7.49
Granted	124,500	9.92
Vested	(71,500)	7.29
Forfeited/Cancelled	(24,000)	7.80

Nonvested at October 2, 2010	343,000	$7.87

Total compensation cost of RSUs granted, but not yet vested, as of October 2, 2010 was approximately $2,651. This amount is expected to be recognized over a weighted-average period of approximately two to three years.
The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the first quarter of fiscal 2011 and the first quarter of fiscal 2010 was $806 and $473, respectively.
4. Inventories
Inventory by category consisted of the following:

	October 2, 2010	July 3, 2010
Raw materials	$253	$73
Finished goods	27,885	13,413

Total inventory	$28,138	$13,486

Inventory write-downs, recognized as a part of cost of sales, were $134 and $135 for the first quarter of fiscal 2011 and first quarter of fiscal 2010, respectively.
5. Accrued expenses
Accrued expenses consisted of the following:

	October 2, 2010	July 3, 2010
Salaries and wages	$857	$3,320
Income taxes	1,499	14
Current pension liabilities	675	675
Other	1,347	858

Total accrued expenses	$4,378	$4,867

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2011 and the First Quarter of Fiscal 2010
(dollar amounts in thousands, except per share data)
6. Income Taxes
Income tax expense for the first quarter of fiscal 2011 and the first quarter of fiscal 2010 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as a result of the following:

	First Quarter	First Quarter
	Fiscal 2011	Fiscal 2010
Computed “expected” tax expense	$2,232	$1,234
State income tax expense, net of federal income tax benefit	210	117
Other, net	18	14

Total expense	$2,460	$1,365

Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax income. To the extent the actual pre-tax results for the year differ from forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2011 could be materially different from the forecasted rate as of the end of the first quarter of fiscal 2011.
Income tax expense for the first quarter of fiscal 2011 and fiscal 2010 were calculated using the estimated annual effective income tax rates for fiscal 2011 and fiscal 2010, respectively.
FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
During the first quarter of fiscal 2011, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the first quarter of fiscal 2011 or the end of the first quarter of fiscal 2010.
7. Net Earnings per Common Share
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
The following table presents a reconciliation of the denominator for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	First Quarter	First Quarter
	Fiscal 2011	Fiscal 2010
Numerator:
Net earnings	$4,103	$2,265

Denominator:
Weighted-average common shares outstanding	11,044	10,803
Effect of potentially dilutive securities: stock options and RSUs	107	145

Weighted-average common shares outstanding, assuming dilution	11,151	10,948

Basic net earnings per common share	$0.37	$0.21

Diluted net earnings per common share	$0.37	$0.21

The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during the reporting periods. All stock options outstanding as of October 2, 2010 and September 26, 2009 were dilutive and were included in the calculation of the potentially dilutive securities shown above.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2011 and the First Quarter of Fiscal 2010
(dollar amounts in thousands, except per share data)
8. Employee Retirement Plans
The Company expects to make payments in the aggregate of $1,838 in fiscal 2011 to the funded, qualified associates’ retirement plan (“ARP”) and meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans (“SRP”). In the first quarter of fiscal 2011, payments of approximately $397 were made into the ARP and payments of approximately $171 were made to participants in the SRP. In the first quarter of fiscal 2010, the Company made a lump-sum payment of $748 to a former executive upon his retirement as full settlement of his SRP benefit. Based on interest rates existing at the date of settlement, the Company recognized a settlement loss of $185 in pension expense and an additional other comprehensive loss adjustment, net of tax, of $99 based on a re-measurement of remaining SRP plan liabilities.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	First Quarter	First Quarter
	Fiscal 2011	Fiscal 2010
Service cost	$—	$9
Interest cost	494	571
Expected return on plan assets	(511)	(493)
Net amortization	315	173
Settlement loss	—	185

Total pension expense	$298	$445

9. Comprehensive Income
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings and pension related adjustments as follows:

	First Quarter	First Quarter
	Fiscal 2011	Fiscal 2010
Net earnings	$4,103	$2,265
Pension related adjustments, net of tax	—	(99)

Total comprehensive income	$4,103	$2,166

Accumulated other comprehensive loss as of October 2, 2010 and July 3, 2010 was $12,594 and $12,594, respectively, and relates to the Company’s ARP and SRP.
10. Changes in Equity
The following table provides a summary of the changes in total equity for the quarter ended October 2, 2010:

		Additional	Accumulated
		capital in	other		Net
	Common	excess of par	comprehensive	Retained	shareholders’
	shares	value	(loss)	earnings	equity

Balance at July 3, 2010	$10,930	$19,195	$(12,594)	$37,065	$54,596
Net earnings	—	—	—	4,103	4,103
Stock-based compensation expense	—	299	—	—	299
Stock-based compensation tax benefit realized	—	98	—	—	98
Restricted stock units vested and stock options exercised	55	(266)	—	—	(211)
Dividends declared at $0.07 per common share	—	—	—	(769)	(769)

Balance at October 2, 2010	$10,985	$19,326	$(12,594)	$40,399	$58,116

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2011 and the First Quarter of Fiscal 2010
(dollar amounts in thousands, except per share data)
On September 2, 2010, the Company declared a $0.07 per common share cash dividend payable October 4, 2010 to common shareholders of record on September 20, 2010. The expected dividend payment of $769 was charged to retained earnings and was included in accrued expenses in the condensed consolidated balance sheet as of October 2, 2010.
11. Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,683, which is included in other assets in the condensed consolidated balance sheets. Effective in March 2004 and continuing through the end of the first quarter of fiscal 2011, the Company has borrowed $1,750 against the cash surrender value of one of these policies. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party.
12. Commitments and Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s annual financial position, statement of income and cash flows.
13. Recently Issued Accounting Standards
At October 2, 2010, there were no recently issued accounting standards that would have significant effect on the Company when they are implemented.

R.G. BARRY CORPORATION AND SUBSIDIARIES
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our 2010 Form 10-K.
Unless the context otherwise requires, references in this MD&A to “our”, “us”, “we” or the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries when applicable.
Results of Operations
During the first quarter of fiscal 2011, net sales were $36.3 million, representing a $6.8 million, or 23.2%, increase over the comparable quarter in fiscal 2010. Quarter-on-quarter increases in net sales were reported in most of our major distribution channels, including department stores, warehouse clubs, mass merchandisers and discount chains. The increase in net sales included a shift in the timing of approximately 10% of the quarterly net sales in fall seasonal shipments to meet customer requirements. These shipments occurred earlier during the first quarter in fiscal 2011 as compared to the same period in fiscal 2010.
Gross profit for the first quarter of fiscal 2011 was $14.2 million, or 39.1% of net sales, compared to $12.3 million, or 41.7% of net sales, for the first quarter in fiscal 2010. The quarter-on-quarter increase in gross profit dollars was due mainly to the relative increase in net sales. A portion of the quarterly decline in gross profit percent was due to the increase in product costs from our third-party manufacturers. In addition, our quarterly gross profit percent performance was unfavorably impacted by costs incurred to support timely delivery to our customers.
Selling, general and administrative (“SG&A”) expenses were $7.8 million and $8.8 million, or 21.4% and 29.9% of net sales, for the first quarter of fiscal 2011 and first quarter of fiscal 2010 respectively. The quarter-on-quarter net decrease of $1.0 million reflected primarily decreased payroll, employee benefits, and bad debt expense during the period as compared to the same period in the prior year offset, in part, by higher trade advertising costs related to our continued strategic marketing program in support of our Dearfoams® brand.
Net interest and other income during the first quarter of fiscal 2011 and 2010 was $139 thousand and $148 thousand, respectively. The $118 thousand decrease in net interest income in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was due to the lower interest rates available during the first quarter of 2011. Other income of $109 thousand for the first quarter of fiscal 2011 represented minimum royalty income from the licensing agreement signed late in fiscal 2010; this agreement licensed the use of our Dearfoams® brand name to a third party for sleepwear and related products.
During the first quarter of fiscal 2011 and the first quarter of fiscal 2010, we reported income tax expense of $2.5 million and $1.4 million, respectively. The effective income tax rates for the first quarter of fiscal 2011 and first quarter of fiscal 2010 were 37.5% and 37.6%, respectively
Based on the results of operations noted above, we reported net earnings of $4.1 million or $0.37 per diluted common share for the first quarter of fiscal 2011 and a $2.3 million or $0.21 per diluted common share for the first quarter of fiscal 2010.
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

Looking ahead to the remainder of fiscal 2011 and beyond
Looking to the remainder of and beyond fiscal 2011, our strategies continue to center on growing market share in existing channels; pursuing new retail opportunities; expanding our business internationally; and growing through appropriate acquisitions. We have consistently demonstrated our model over time can perform at or above levels consistent with top quartile performance, and we expect to deliver performance that drives growth and long-term shareholder value.
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
Cash and cash equivalents on hand were approximately $7.0 million at October 2, 2010 compared to $3.5 million at September 26, 2009 and $17.0 million at July 3, 2010. Short-term investments were approximately $16.2 million at October 2, 2010, $15.3 million at September 26, 2009 and $28.0 million at July 3, 2010. At the end of the first quarter of fiscal 2011, we carried a portfolio of $16.2 million in short-term investments, including $12.1 million of marketable investment securities consisting of variable rate demand notes and $4.1 million of other short-term investments. The marketable investment securities are classified as available-for-sale securities. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology. The other short-term investments are classified as held-to-maturity securities and include several corporate bonds, which have individual maturity dates ranging from November 2010 to January 2011.
Operating Activities
During the first quarter of fiscal 2011 and the comparable period of fiscal 2010, our profitable operations used cash of approximately $21.5 million and $20.3 million, respectively. The operating cash flows during these periods primarily reflected the impact of timing in our shipments and inventory purchased in each of those periods as well as the timing of sales and collections in accounts receivable. During all of fiscal 2010 and through the first quarter of fiscal 2011, we funded our operations entirely by using our cash and short-term investments.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 4.2:1 at October 2, 2010, 4.3:1 at September 26, 2009 and 6.7:1 at July 3, 2010. The decrease in this ratio from July 3, 2010 to October 2, 2010 primarily reflected the impact of increases in accounts receivable, inventory and current liabilities, which is consistent with the seasonality of our business.
We anticipate that we will continue to fund our operations in the future by using our internal cash reserves.
Changes in the primary components of our working capital accounts for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively, were as follows:
•	Net accounts receivable increased by $18.9 million in the first quarter of fiscal 2011 and by $15.0 million in the first quarter of fiscal 2010. The change in net accounts receivable during these reporting periods primarily reflected the timing of shipments to our customers in line with the seasonal nature of our business, and the timing of customer deductions for promotions and other allowances.

•	Net inventories increased by $14.7 million and $15.2 million during the first quarter of fiscal 2011 and 2010, respectively. The increases reflected the net effect of timing of purchases of finished goods from third-party manufacturers and shipments to our customers over the quarterly periods, in line with the seasonal nature of our business.

•	Accounts payable increased by $9.8 million and $8.1 million during the first quarter of fiscal 2011 and 2010, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in line with the seasonality of our business.

•	Accrued expenses decreased by $1.5 million and $1.7 million during the first quarter of fiscal 2011 and 2010, respectively. The decreases in accrued expenses were primarily due to the payment during these periods of annual incentive bonuses, which were accrued at the end of fiscal 2010 and fiscal 2009, respectively.
Investing Activities
During the first quarter of fiscal 2011 and the first quarter of fiscal 2010, our investing activities provided $11.4 million and $9.5 million in cash, respectively. During the first quarter of fiscal 2011, our investing activities involved primarily the liquidation of $11.8 million in short-term investments to fund the working capital requirements of our business and $362 thousand in capital expenditures.
Financing Activities
During the first quarter of fiscal 2011, financing activities provided $110 thousand in cash. This financing cash inflow primarily included realized tax benefits in excess of previously accrued tax benefits associated with stock-based compensation and proceeds from stock options exercised by employees during the period, partially offset by a reduction in our outstanding debt obligations.
2011 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Bank Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2011.
Bank Facility
Our Company is party to an unsecured credit facility with The Huntington National Bank (“Huntington”). The original facility dated March 29, 2007 was modified on June 26, 2009. Under the second modification of the Bank Facility, Huntington is obligated to advance us funds for a period of two and a half years, ending with December 31, 2011, up to the following amounts:

	July to December	January to June
Fiscal 2011	$10 million	$5 million
Fiscal 2012	$8 million
The terms of the Bank Facility require the Company to satisfy certain financial covenants including (a) satisfying a minimum fixed charge coverage ratio of not less than 1.25 to 1.0, which is calculated on a trailing 12-month basis and (b) maintaining a consolidated net worth of not less than $44 million, increased annually by 50% of the Company’ consolidated net income after June 28, 2009. The Bank Facility must be rested for 30 consecutive days beginning in February of each year. Also, the borrowing under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable plus 50% of its eligible inventory at any one time. As of October 2, 2010, we were in compliance with these financial covenants.
The Bank Facility provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate value of $1.5 million. The aggregate dollar amount of outstanding letters of credit is deducted from the available balance under the Bank Facility. At October 2, 2010, we had $9.2 million available under the Bank Facility, which was reduced by the aggregate amount of $800 thousand in letters of credit outstanding.
The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 2.75%. The applicable interest rate on the Bank Facility at October 2, 2010 was 3.01%, assuming a 30-day LIBOR rate of .26% on that date. Additionally, the Bank Facility requires us to pay a quarterly unused line fee at the rate of 3/8% of the average unused Bank Facility balance. During the first quarter of fiscal 2011, we did not use the Bank Facility and incurred unused line fees of approximately $8 thousand. We incurred a commitment fee of approximately $43 thousand on the loan modification effective as of June 26, 2009 and $4 thousand of this fee was amortized as expense during the first quarter of fiscal 2011.

Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of October 2, 2010, we reported the remaining $73 thousand of our obligation associated with the agreement originally entered into with the mother of our chairman as disclosed in Note (15) of the Notes to Consolidated Financial Statements included in Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2010 Form 10-K, as current installments of long-term debt.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2010, other than routine payments. For more detail on our contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources — Other Matters Impacting Liquidity and Capital Resources — Contractual Obligations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2010 Form 10-K.
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
The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note (1) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2010 Form 10-K.
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
In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the first quarter of fiscal 2011, we recognized adjustments that benefited our earnings before income tax by $386 thousand related to our customer incentive reserves of $1.8 million established at July 3, 2010. During the first quarter of fiscal 2010, there were no significant adjustments related to our customer incentive reserves of $1.3 million established at June 27, 2009.
We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the first quarter of fiscal 2011 or during the first quarter fiscal 2010.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the first quarter of fiscal 2011 and the first quarter of fiscal 2010, there were no significant write-downs recorded to inventory.
c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. As a result of these evaluations, any exposure deemed more likely than not will be quantified and accrued as tax expense during the period and reported in a reserve for uncertain tax positions. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the first quarter of fiscal 2011, the end of the first quarter of fiscal 2010, or the end of fiscal 2010 at the Federal, state or local tax levels.
d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year end, and we monitor these assumptions over the course of the fiscal year.
e)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2010 Form 10-K.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.
Recently Issued Accounting Standards
See “Note (13). Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosure that at October 2, 2010, there were no recently issued accounting standards that would have a significant effect on the Company when they are implemented.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During all of fiscal 2010 and through the first quarter of fiscal 2011, substantially all of our sales and all of our purchases were denominated in U.S. Dollars, and accordingly, we did not have any foreign currency risk during the first quarter of fiscal 2011.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At October 2, 2010, we had no borrowings outstanding under the Bank Facility. Based on our projected future funding needs for the remainder of fiscal 2011, we do not expect any significant borrowings under our Bank Facility to fund our current operations. We typically do not hedge our exposure to floating interest rates.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended October 2, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
No response required.
Item 1A. Risk Factors
Please see the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 at the front of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of Part I of our 2010 Form 10-K for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of our 2010 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) Not applicable
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended October 2, 2010. R.G. Barry Corporation does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
(a), (b) Not Applicable
Item 4. [Reserved]
None
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits at page 21.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: November 10, 2010	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1	Certificate of Amendment by Shareholders to the Articles of Incorporation of R.G. Barry Corporation (as filed with the Ohio Secretary of State on November 5, 2010)	Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of R.G. Barry Corporation, dated and filed November 8, 2010 (SEC File No. 001-08769)

3.2
Articles of Incorporation of R.G. Barry Corporation (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only — not filed in this form with Ohio Secretary of State]
Filed herewith

10.1
R.G. Barry Corporation Board of Directors Compensation Program (adopted by Board of Directors approval at the September 2, 2010 meeting of the Board of Directors, to be in effect with the November 4, 2010 Annual Meeting of Shareholders)
Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith