Form 10-Q
period 2011-01-01
BARRY R G CORP /OH/
filed 2011-02-09
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
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
Common Shares, $1 Par Value, Outstanding as of February 9, 2011 — 11,039,234
Index to Exhibits at page 23

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Second Quarter of Fiscal 2011
(Period Ended January 1, 2011)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks could include, but are not limited to the following: our continuing ability to source products from third parties located outside North America; unplanned delivery and shipping costs resulting from delays in the manufacturing time for our products; competitive cost pressures; our ability to successfully integrate acquisitions; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010 (the “2010 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2010 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2011	52 weeks ending July 2, 2011
Fiscal 2010	53 weeks ended July 3, 2010

First Half of Fiscal 2011	26 weeks ended January 1, 2011
First Half of Fiscal 2010	27 weeks ended January 2, 2010

Second Quarter of Fiscal 2011	13 weeks ended January 1, 2011
Second Quarter of Fiscal 2010	14 weeks ended January 2, 2010

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 1, 2011	July 3, 2010
	(unaudited)

ASSETS
Cash and cash equivalents	$30,643	$16,988
Short-term investments	14,998	27,954
Accounts receivable (less allowances of $12,097 and $3,446, respectively)	14,038	8,302
Inventory	16,094	13,486
Deferred tax assets — current	1,676	1,676
Prepaid expenses	673	999

Total current assets	78,122	69,405

Property, plant and equipment, at cost	12,221	11,669
Less accumulated depreciation and amortization	8,006	7,544

Net property, plant and equipment	4,215	4,125

Deferred tax assets — noncurrent	6,936	6,936
Other assets	2,994	2,903

Total assets	$92,267	$83,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	49	97
Accounts payable	6,952	3,598
Accrued expenses	3,172	4,867

Total current liabilities	11,923	10,312

Accrued retirement costs and other	18,201	18,461

Total liabilities	30,124	28,773

Commitments and contingent liabilities (note 12)	—	—

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,039 and 10,930 shares, respectively (excluding treasury shares of 1,046 and 1,025, respectively)	11,039	10,930
Additional capital in excess of par value	19,788	19,195
Accumulated other comprehensive loss	(12,594)	(12,594)
Retained earnings	43,910	37,065

Total shareholders’ equity	62,143	54,596

Total liabilities and shareholders’ equity	$92,267	$83,369

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Second Quarter		First Half
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$49,660	$55,574	$85,929	$85,023
Cost of sales	32,431	31,612	54,503	48,770

Gross profit	17,229	23,962	31,426	36,253
Selling, general and administrative expenses	10,537	10,776	18,309	19,586

Operating profit	6,692	13,186	13,117	16,667
Other income	84	—	193	—
Interest income, net	14	27	43	176

Earnings, before income taxes	6,790	13,213	13,353	16,843
Income tax expense	2,478	4,987	4,937	6,353

Net earnings	$4,312	$8,226	$8,416	$10,490

Net earnings per common share
Basic	$0.39	$0.76	$0.76	$0.97

Diluted	$0.38	$0.74	$0.75	$0.96

Weighted average number of common shares outstanding
Basic	11,090	10,857	11,067	10,836

Diluted	11,220	11,042	11,194	10,981

Common shares outstanding at end of period	11,039	10,820	11,039	10,820

Cash dividends declared per common share	$0.07	$0.05	$0.14	$0.05

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	First Half	First Half
	Fiscal 2011	Fiscal 2010
	(unaudited)	(unaudited)

Operating activities:
Net earnings	$8,416	$10,490
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	463	403
Deferred income tax expense	122	2,234
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(122)	(1,107)
Stock-based compensation expense	766	507
Changes in:
Accounts receivable, net	(5,736)	(11,891)
Inventory	(2,608)	(8,340)
Prepaid expenses and other assets	236	7
Accounts payable	3,354	3,495
Accrued expenses	(1,961)	2,155
Accrued retirement costs and other	(260)	36

Net cash provided (used) by operating activities	2,670	(2,011)

Investing activities:
Purchases of property, plant and equipment	(535)	(555)
Proceeds from sale of short-term investments, net	12,956	3,001

Net cash provided by investing activities	12,421	2,446

Financing activities:
Repayment of debt	(48)	(44)
Proceeds from options exercised	36	159
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	122	1,107
Dividends paid	(1,546)	(541)

Net cash (used) provided by financing activities	(1,436)	681

Net increase in cash and cash equivalents	13,655	1,116
Cash and cash equivalents at the beginning of the period	16,988	14,259

Cash and cash equivalents at the end of the period	$30,643	$15,375

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2011 and the Second Quarter and First Half of Fiscal 2010
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
The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the second quarter of fiscal 2011 are not necessarily indicative of the annual results that may be expected for fiscal 2011. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 — Financial Statements and Supplementary Data.” of Part II of the 2010 Form 10-K.
2.	Short-Term Investments and Fair Value
At January 1, 2011, as part of its cash management and investment program, the Company maintained a portfolio of $14,998 in short-term investments, comprised of $13,972 of marketable investment securities in the form of variable rate demand notes and $1,026 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and consist of a corporate bond, which matured on January 18, 2011. Held-to-maturity debt securities are those debt securities as to which the Company has the ability and intent is to hold until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2011 and the Second Quarter and First Half of Fiscal 2010
(dollar amounts in thousands, except per share data)
Cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, as reported in the condensed consolidated financial statements, approximate their fair value because of the short-term maturity of those instruments.
The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value and items for which the fair value option has been elected) at January 1, 2011:

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	January 1, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$13,972	—	$13,972	—

Total	$13,972	—	$13,972	—

The Company had no other nonfinancial assets or liabilities during the first half of fiscal 2011 or the first half of fiscal 2010 measured at fair value on a non-recurring basis under the provisions of FASB ASC 820-10.
3.	Stock-Based Compensation
The Amended and Restated 2005 Long-Term Incentive Plan (the “2005 Plan”) is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the original approval of the 2005 Plan. By shareholder action at the 2009 Annual Meeting of Shareholders, the 2005 Plan was amended to provide for an additional 500,000 common shares to be made available for future awards under the Plan (the “Amended 2005 Plan”).
The Amended 2005 Plan provides for the granting of nonqualified stock options (“NQs”), incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock grants, stock units and cash awards, each as defined in the Amended 2005 Plan. Grants of restricted or unrestricted stock, RSUs, stock units and cash awards may also be performance-based awards, as defined in the Amended 2005 Plan.
Under the provisions of FASB ASC 718, the Company recorded, as part of selling, general and administrative expenses, $467 and $254 of stock-based compensation expense for the second quarter of fiscal 2011 and second quarter of fiscal 2010, respectively. The Company recognized stock-based compensation expense of $766 and $507 for the first half of fiscal 2011 and the first half of fiscal 2010, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards. Consistent with its employee compensation policy, the Company granted an aggregate of 124,500 and 121,200 RSUs to certain members of management during the first half of fiscal 2011 and the first half of fiscal 2010, respectively. Consistent with its non-employee directors compensation policy, the Company also awarded an aggregate of 25,100 common shares (i.e, unrestricted stock) with immediate vesting to the non-employee directors of R.G. Barry Corporation during the second quarter of fiscal 2011. The fair value of this award of common shares was $257 based on the market price of the Company’s common shares at the date of grant, and was included as part of the total stock-based compensation expense cited above.
The Company did not grant any stock options during the first half of fiscal 2011 or the first half of fiscal 2010. The Company has granted stock options in previous years to certain members of management. All outstanding stock options were vested as of January 1, 2011, and accordingly, there was no unrecognized compensation expense related to stock options.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2011 and the Second Quarter and First Half of Fiscal 2010
(dollar amounts in thousands, except per share data)
During the second quarter and first half of fiscal 2011, the Company recognized gross excess tax benefits of $24 and $122, respectively, as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.
During the second quarter and the first half of fiscal 2010, the Company recognized gross excess tax benefits of $1,107 as additional paid-in-capital under the provisions of FASB ASC 718. These excess tax benefits were created in the periods from fiscal 2006 through the first half of fiscal 2010 based primarily on the exercise of NQs and the vesting of RSUs during this period. Under FASB ASC 718, the excess tax benefits could not be recognized as an addition to paid-in capital until the benefits directly impacted taxes paid. Since the Company had existing net operating tax loss carryforward positions which were used to offset its tax liability, this recognition criteria was not met in the periods prior to the second quarter of fiscal 2010. All then remaining net operating tax loss carryforward positions were fully used during the second quarter of fiscal 2010, and accordingly, the accumulated excess tax benefits were recognized as an addition to paid-in capital.
Activity with respect to stock options for the first half of fiscal 2011 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at July 3, 2010	36,000	105,500	$6.11
Granted	—	—	—
Exercised	(5,000)	—	7.25
Expired/Cancelled	—	—	—

Outstanding at January 1, 2011	31,000	105,500	$6.07

Options exercisable at January 1, 2011	31,000	105,500

The following is a summary of the status of the Company’s RSUs as of January 1, 2011 and activity during the first half of fiscal 2011:

	Number of common
	shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at July 3, 2010	314,000	$7.49
Granted	124,500	9.92
Vested	(94,600)	8.05
Forfeited/Cancelled	(24,000)	7.80

Nonvested at January 1, 2011	319,900	$7.72

Total compensation cost of RSUs granted, but not yet vested, as of January 1, 2011 was approximately $2,284. This amount is expected to be recognized over a weighted-average period of approximately two to three years.
The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised, unrestricted stock granted and RSUs vested during the first half of fiscal 2011 and the first half of fiscal 2010 was $1,320 and $505, respectively.
4.	Inventories
Inventory by category consisted of the following:

	January 1, 2011	July 3, 2010
Raw materials	$115	$73
Finished goods	15,979	13,413

Total inventory	$16,094	$13,486

Inventory write-downs, recognized as a part of cost of sales, were $560 and $519 for the second quarter of fiscal 2011 and second quarter of fiscal 2010, respectively, and $694 and $654 for the first half of fiscal 2011 and first half of fiscal 2010, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2011 and the Second Quarter and First Half of Fiscal 2010
(dollar amounts in thousands, except per share data)
5.	Accrued expenses
Accrued expenses consisted of the following:

	January 1, 2011	July 3, 2010
Salaries and wages	$126	$3,320
Income taxes	1,860	14
Current pension liabilities	675	675
Other	511	858

Total accrued expenses	$3,172	$4,867

6.	Income Taxes
Income tax expense for the second quarter and first half of fiscal 2011 and the second quarter and first half of fiscal 2010 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as a result of the following:

	Second Quarter		First Half
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
Computed “expected” tax expense	$2,309	$4,492	$4,540	$5,727
State income tax expense, net of federal income tax benefit	214	426	424	542
Other, net	(45)	69	(27)	84

Total expense	$2,478	$4,987	$4,937	$6,353

Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results for the year differ from forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2011 could be materially different from the forecasted rate as of the end of the second quarter and first half of fiscal 2011.
Income tax expense for the second quarter and first half of fiscal 2011 and second quarter and first half of fiscal 2010 were calculated using the estimated annual effective income tax rates for fiscal 2011 and fiscal 2010, respectively.
FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the second quarter of fiscal 2011, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the second quarter of fiscal 2011 or at the end of fiscal 2010.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2011 and the Second Quarter and First Half of Fiscal 2010
(dollar amounts in thousands, except per share data)
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
The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Second Quarter		First Half
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
Numerator:
Net earnings	$4,312	$8,226	$8,416	$10,490

Denominator:
Weighted-average common shares outstanding	11,090	10,857	11,067	10,836
Effect of potentially dilutive securities: stock options and RSUs	130	185	127	145

Weighted-average common shares outstanding, assuming dilution	11,220	11,042	11,194	10,981

Basic net earnings per common share	$0.39	$0.76	$0.76	$0.97

Diluted net earnings per common share	$0.38	$0.74	$0.75	$0.96

The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during the reporting periods. All stock options outstanding as of January 1, 2011 and January 2, 2010 were dilutive and were included in the calculation of the potentially dilutive securities shown above.
8.	Employee Retirement Plans
The Company expects to make payments in the aggregate of $1,838 during fiscal 2011 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans (collectively, “SRP”). In the first half of fiscal 2011, payments of approximately $514 were made into the ARP and payments of approximately $342 were made to participants in the SRP. In the first quarter of fiscal 2010, the Company made a lump-sum payment of $748 to a former executive upon his retirement as full settlement of his SRP benefit. Based on interest rates existing at the date of settlement, the Company recognized a settlement loss of $185 in pension expense and an additional other comprehensive loss adjustment, net of tax, of $99 based on a re-measurement of remaining liabilities under the SRP.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Second Quarter		First Half
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
Service cost	$—	$—	$—	$9
Interest cost	494	571	986	1,143
Expected return on plan assets	(511)	(493)	(1,021)	(986)
Net amortization	315	173	631	346
Settlement loss	—	—	—	185

Total pension expense	$298	$251	$596	$697

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2011 and the Second Quarter and First Half of Fiscal 2010
(dollar amounts in thousands, except per share data)
9.	Comprehensive Income
Comprehensive income, which is reflected as a component of shareholders’ equity, includes net earnings and pension related adjustments as follows:

	Second Quarter		First Half
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
Net earnings	$4,312	$8,226	$8,416	$10,490
Pension related adjustments, net of tax	—	—	—	(99)

Total comprehensive income	$4,312	$8,226	$8,416	$10,391

Accumulated other comprehensive loss as of January 1, 2011 and July 3, 2010 was $12,594 and $12,594, respectively, and relates to the Company’s ARP and SRP.
10.	Changes in Equity
The following table provides a summary of the changes in total equity for the first half of fiscal 2011:

		Additional	Accumulated
		capital in	other		Net
	Common	excess of par	comprehensive	Retained	shareholders’
	shares	value	loss	earnings	equity
Balance at July 3, 2010	$10,930	$19,195	$(12,594)	$37,065	$54,596
Net earnings	—	—	—	8,416	8,416
Stock-based compensation expense	—	766	—	—	766
Stock-based compensation tax benefit realized	—	122	—	—	122
Restricted stock units vested and stock options exercised	109	(295)	—	—	(186)
Dividends declared at $0.14 per common share	—	—	—	(1,571)	(1,571)

Balance at January 1, 2011	$11,039	$19,788	$(12,594)	$43,910	$62,143

11.	Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,772, which is included in other assets in the condensed consolidated balance sheets. Effective in March 2004 and continuing through the end of the first half of fiscal 2011, the Company has borrowed $1,750 against the cash surrender value of one of these policies.
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter and First Half of Fiscal 2011 and the Second Quarter and First Half of Fiscal 2010
(dollar amounts in thousands, except per share data)
13.	Subsequent events
On January 27, 2011, the Company purchased, through a wholly-owned subsidiary, Foot Petals Inc. (“Foot Petals”), selected assets including accounts receivable, finished goods inventory, trade names and various other assets, assumed certain liabilities and paid $14,000 in cash in its acquisition of the business of Foot Petals LLC, a privately-owned Long Beach, California-based developer and marketer of premium insoles and products that offer comfort solutions to many common footwear-related problems. The product lines, customer bases and core values of the Company and this business acquisition have numerous synergies; as a result, this acquisition is expected to be an integral part of the Company’s long-range vision and strategic growth plans.
The purchase price allocation and related initial accounting for this transaction are not yet complete. Pro forma results related to Foot Petals since the beginning of fiscal 2011 or the beginning of fiscal 2010 would not be materially different than the actual results reported.
14.	Recently Issued Accounting Standards
In January 2010, the FASB issued Accounting Standard Update (“ASU” 2010–06, which amends ASC Subtopic 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosures further disaggregating activity in Level 3 fair value measurements and providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for new disclosures regarding the activity in Level 3 measurements for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard in the first quarter of fiscal 2012 could require future disclosure in the notes to the Company’s consolidated financial statements.

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
Unless the context otherwise requires, references in this MD&A to “our”, “us”, “we” or the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries.
Results of Operations
During the second quarter of fiscal 2011, net sales were $49.7 million, representing a $5.9 million, or 10.6%, decrease from the comparable quarter of fiscal 2010. Approximately 31% of the quarterly decrease in net sales was due to a shift in the timing of shipments into the first quarter of fiscal 2011 to meet customer requirements. Decreased shipments to customers in the department store and the warehouse club channels primarily account for the remaining quarterly decrease in net sales.
For the first half of fiscal 2011, net sales were $85.9 million, representing a $900 thousand, or 1.1%, increase over the first half of fiscal 2010. The net sales increase reflected increased shipments to customers in the warehouse clubs, the mass merchandising and the discount customer channels, offset in part by decreased shipments to our customers in the department store channel.
Gross profit for the second quarter of fiscal 2011 was $17.2 million, or 34.7% of net sales, compared to $24.0 million, or 43.1% of net sales, for the second quarter of fiscal 2010. The quarter-on-quarter decreases in gross profit dollars and gross profit as a percentage of net sales were due primarily to decreased shipments and to the effect of higher product costs paid to our third-party manufacturers, additional promotional support required for our department store customers and costs incurred to support timely delivery to our customers.
Gross profit for the first half of fiscal 2011 was $31.4 million, or 36.6% of net sales, compared to $36.3 million, or 42.6% of net sales, for the first half of fiscal 2010. The six-month decreases in gross profit dollars and gross profit as a percentage of net sales were due primarily to higher product costs paid to our third-party manufacturers, the shifting of sales from higher to lower margin customer channels and additional costs incurred to support timely delivery to our customers.
Selling, general and administrative (“SG&A”) expenses were $10.5 million and $10.8 million, or 21.2% and 19.4% of net sales, for the second quarter of fiscal 2011 and second quarter of fiscal 2010, respectively. The quarter-on-quarter net decrease of $239 thousand reflected primarily decreased payroll and benefit costs and incentive bonus expense offset, in part, by higher trade advertising costs related to our ongoing strategic marketing program in support of our Dearfoams® brand.
SG&A expenses were $18.3 million and $19.6 million, or 21.3% and 23.0%, as a percent of net sales, for the first half of fiscal 2011 and first half of fiscal 2010, respectively. The period-on-period net decrease of $1.3 million was due primarily to the same reasons cited above for the quarter.
Other income of $84 thousand and $193 thousand for the second quarter and first half of fiscal 2011 represented minimum royalty income from a licensing agreement signed late in fiscal 2010 in which we granted the rights to use our Dearfoams® brand name to a third party for sleepwear and related products.
Net interest income was lower by $13 thousand and $133 thousand during the second quarter and first half of fiscal 2011, respectively, as compared to the same periods in fiscal 2010. The decrease in net interest was due to lower market interest rates available during this first six-month period of fiscal 2011.

During the second quarter of fiscal 2011 and the second quarter of fiscal 2010, we reported income tax expense of $2.5 million and $5.0 million, respectively. The effective tax rates for the second quarter of fiscal 2011 and second quarter of fiscal 2010 were 36.5% and 37.7%, respectively. The change in the tax rate for the first half of fiscal 2011 compared to the first half of fiscal 2010 was due to permanent tax items, primarily reflecting differences in investment income on cash surrender assets held in the form of two insurance policies owned by the Company. During the first half of fiscal 2011 and the first half of fiscal 2010, we reported income tax expense of $4.9 million and $6.4 million, respectively. The tax rates for the first half of fiscal 2011 and first half of fiscal 2010 were 37.0% and 37.7%, respectively.
Based on the results of operations noted above, we reported net earnings of $4.3 million or $0.38 per diluted common share for the second quarter of fiscal 2011 and $8.2 million or $0.74 per diluted common share for the second quarter of fiscal 2010.
We also reported net earnings of $8.4 million or $0.75 per diluted common share for the first half of fiscal 2011 and $10.5 million or $0.96 per diluted common share for the first half of fiscal 2010.
Seasonality
Although our various product lines are sold on a year-round basis, the demand for specific products or styles are highly seasonal. For example, the demand for gift-oriented slipper products is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary and shift, results for any particular quarter may not be indicative of results for the full year.
Looking ahead to the remainder of fiscal 2011 and beyond
Looking to the remainder of fiscal 2011 and beyond, our strategies are centered on growing market share in existing channels; pursuing new retail opportunities; expanding our business internationally; and growing through appropriate acquisitions. We have demonstrated our model over time can perform at or above levels consistent with top quartile performance, and we expect to deliver performance that drives growth and long-term shareholder value.
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
Our liquidity requirements arise from the funding of our working capital needs, which include primarily inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of cash dividends, payment of income tax and repayment of our indebtedness. Generally, most of our product purchases from third-party manufacturers are acquired on an open account basis, and to a lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our Bank Facility at the time of shipment of the products and reduce the amount available under our Bank Facility when issued.
Cash and cash equivalents on hand were approximately $30.6 million at January 1, 2011 compared to $15.4 million at January 2, 2010, and $17.0 million at July 3, 2010. Short-term investments were approximately $15.0 million at January 1, 2011, $22.0 million at January 2, 2010 and $28.0 million at July 3, 2010. At the end of the second quarter of fiscal 2011, we carried a portfolio of $15.0 million in short-term investments, including $14.0 million of marketable investment securities in the form of variable rate demand notes and $1.0 million of other short-term investments. The marketable investment securities are classified as available-for-sale securities. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology. The other short-term investments are classified as held-to-maturity securities and consist of a corporate bond, which matured on January 18, 2011.
Operating Activities
During the first half of fiscal 2011, our operations provided approximately $2.7 million of cash; and during the comparable period of fiscal 2010, our operations used cash of approximately $2.0 million. The operating cash flows during these periods primarily reflected the impact of timing in our shipments and inventory purchased in each of those periods as well as the timing of sales and collections in accounts receivable. During all of fiscal 2010 and through the second quarter of fiscal 2011, we funded our operations entirely by using our cash and short-term investments.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 6.6:1 at January 1, 2011, 5.0:1 at January 2, 2010 and 6.7:1 at July 3, 2010. The difference in this ratio from July 3, 2010 to January 1, 2011 primarily reflected the impact of changes in accounts receivable, inventory and current liabilities, consistent with the seasonality of our business.
We anticipate that we will continue to fund our operations in the future by using our internal cash reserves.
Changes in the primary components of our working capital accounts for the first half of fiscal 2011 and the first half of fiscal 2010, respectively, were as follows:
•	The increase in net accounts receivable of $5.7 million and $11.9 million in the first half of fiscal 2011 and the first half of fiscal 2010, respectively, primarily reflected the seasonal nature of our business. The difference between the change for the first half of 2011 and the change for the first half of fiscal 2010 reflected primarily the impact of reduced shipments during the second quarter of fiscal 2011.

•	Net inventories increased by $2.6 million and $8.3 million during the first half of fiscal 2011 and fiscal 2010, respectively. The increase for the first half of fiscal 2011 was in line with the seasonal nature of our business. The increase for the first half of fiscal 2010 reflected primarily a return to more normal inventory levels and the seasonal nature of our business.

•	Accounts payable increased by $3.4 million and $3.5 million during the first half of fiscal 2011 and fiscal 2010, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in line with the seasonality of our business.

•	Accrued expenses decreased by $2.0 million during the first half of fiscal 2011 and increased by $2.2 million during the first half of fiscal 2010. The decrease in accrued expenses in the first half of fiscal 2011 was primarily due to lower incentive bonus accruals during fiscal 2011 as compared to the first half of fiscal 2010. The increase in accrued expenses during the first half of fiscal 2010 was primarily due to higher income tax accruals and higher incentive bonus accruals as compared to the first half of fiscal 2009.
Investing Activities
During the first half of fiscal 2011 and the first half of fiscal 2010, our investing activities provided $12.4 million and $2.4 million in cash, respectively. During the first half of fiscal 2011, our investing activities involved primarily the liquidation of $13.0 million in short-term investments, offset by $534 thousand in capital expenditures. The six-month increase in cash provided by investing activities reflected the net impact of holding more cash and cash equivalents versus short-term investments at the end of the first half of fiscal 2010. This shift reflects the availability and types of investments in which funds could be invested in fiscal 2011 versus the same period in fiscal 2010 as well as anticipated timing on potential use of funds for acquisition purposes.
Financing Activities
During the first half of fiscal 2011, financing activities used $1.4 million in cash primarily to pay dividends of $1.5 million and pay $48 thousand on our outstanding debt obligations, offset by $122 thousand in tax benefits associated with stock compensation and $36 thousand in proceeds from stock options exercised by employees during the period.
2011 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Bank Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2011. Our acquisition of the business assets of Foot Petals LLC on January 27, 2011 resulted in a cash payment of $14 million from our existing on-hand cash position, and will not significantly impact our ability to continue to fund our operations through our sources of cash going forward.

Bank Facility
The Company is party to an unsecured credit facility with The Huntington National Bank (“Huntington”). The original facility dated March 29, 2007 was modified on June 26, 2009. Under this second modification of the Bank Facility, Huntington is obligated to advance us funds for a period of two and a half years, ending on December 31, 2011, up to the following amounts:

	July to December	January to June
Fiscal 2011	$10 million	$5 million
Fiscal 2012	$8 million
The terms of the Bank Facility require the Company to satisfy certain financial covenants including (a) satisfying a minimum fixed charge coverage ratio of not less than 1.25 to 1.0, which is calculated on a trailing 12-month basis and (b) maintaining a consolidated net worth of not less than $44 million, increased annually by 50% of the Company’ consolidated net income after June 28, 2009. The Bank Facility must be rested for 30 consecutive days beginning in February of each year. Also, the borrowing under the Bank Facility may not exceed 80% of the Company’s eligible accounts receivable plus 50% of its eligible inventory at any one time. As of January 1, 2011, we were in compliance with these financial covenants.
The Bank Facility provides that Huntington will issue on behalf of the Company letters of credit with a maximum aggregate value of $1.5 million. The aggregate dollar amount of outstanding letters of credit is deducted from the available balance under the Bank Facility. At January 1, 2011, we had $4.2 million available under the Bank Facility, which was reduced by the aggregate amount of $800 thousand in letters of credit outstanding.
The interest rate on the Bank Facility is a variable rate equal to LIBOR plus 2.75%. The applicable interest rate on the Bank Facility at January 1, 2011 was 3.01%, assuming a 30-day LIBOR rate of .26% on that date. Additionally, the Bank Facility requires us to pay a quarterly unused line fee at the rate of 3/8% of the average unused Bank Facility balance. During the first half of fiscal 2011, we did not use the Bank Facility and incurred unused line fees of approximately $16 thousand. We incurred a commitment fee of approximately $43 thousand on the loan modification effective as of June 26, 2009 and $9 thousand of this fee was amortized as expense during the first half of fiscal 2011.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of January 1, 2011, we reported the remaining $48 thousand of our obligation associated with the agreement originally entered into with the mother of our chairman as disclosed in Note (15) of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2010 Form 10-K, as current installments of long-term debt.
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
In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the second quarter and first half of fiscal 2011, we recognized favorable reserve adjustments that benefited our earnings before income tax by $492 thousand and $878 thousand, respectively, related to our customer incentive reserves of $1.8 million established at July 3, 2010. During the second quarter and first half of fiscal 2010, we recognized favorable reserve adjustments that benefited our earnings before income tax by $387 thousand related to our customer incentive reserves of $1.3 million established at June 27, 2009.
We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the first half of fiscal 2011 or during the first half of fiscal 2010.
b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the first half of fiscal 2011 and the first half of fiscal 2010, there were no significant write-downs to inventory recorded.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the first half of fiscal 2011 or at the end of fiscal 2010 at the Federal, state or local tax levels.

d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year end, and we monitor these assumptions over the course of the fiscal year.

e)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2010 Form 10-K.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimates.
Recently Issued Accounting Standards
See “Note (14), “Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for any recently issued but not yet adopted accounting standards that could have a significant effect on the Company when they are implemented.

ITEM 3	— Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During all of fiscal 2010 and through the first half of fiscal 2011, substantially all of our sales and all of our purchases were denominated in U.S. Dollars, and accordingly, we did not have any foreign currency risk during the second quarter or first half of fiscal 2011.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At January 1, 2011, we had no borrowings outstanding under our Bank Facility. Based on our projected future funding needs for the remainder of fiscal 2011, we do not expect any significant borrowings under our Bank Facility to fund our current operations. We typically do not hedge our exposure to floating interest rates.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended January 1, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(a) and (b) Not applicable
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended January 1, 2011. R.G. Barry Corporation does not currently have in effect a publicly announced repurchase plan or program.

Item 3.	Defaults Upon Senior Securities
(a), (b) Not Applicable

Item 4.	[Reserved]
None

Item 5.	Other Information
None.

Item 6.	Exhibits
See Index to Exhibits at page 23.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: February 9, 2011	By:	/s/ José G. Ibarra
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

3.2
Articles of Incorporation of R.G. Barry Corporation (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only — not filed in this form with Ohio Secretary of State]
Incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of R.G. Barry Corporation for the quarterly period ended October 2, 2010 (SEC File No. 001-08769)

10.1
R.G. Barry Corporation Board of Directors Compensation Program (adopted by Board of Directors approval at the September 2, 2010 meeting of the Board of Directors, to be in effect with the November 4, 2010 Annual Meeting of Shareholders)
Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of R.G. Barry Corporation for the quarterly period ended October 2, 2010 (SEC File No. 001-08769)

10.2	Change in Control Agreement between R.G. Barry Corporation and Jose Ibarra, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of R.G. Barry Corporation, dated and filed January 13, 2011 (SEC File No. 001-08769)

10.3	Change in Control Agreement between R.G. Barry Corporation and Lee Smith, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of R.G. Barry Corporation, dated and filed January 13, 2011 (SEC File No. 001-08769)

10.4	Change in Control Agreement between R.G. Barry Corporation and Glenn Evans, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of R.G. Barry Corporation, dated and filed January 13, 2011 (SEC File No. 001-08769)

Exhibit No.	Description	Location

10.5	Change in Control Agreement between R.G. Barry Corporation and Greg Ackard, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of R.G. Barry Corporation, dated and filed January 13, 2011 (SEC File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Filed herewith