Form 10-Q
period 2011-04-02
BARRY R G CORP /OH/
filed 2011-05-11
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended April 2, 2011
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
Common Shares, $1 Par Value, Outstanding as of May 9, 2011 — 11,046,071
Index to Exhibits at page 32

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Third Quarter of Fiscal 2011
(Period Ended April 2, 2011)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks could include, but are not limited to the following: our continuing ability to source products from Third parties located outside North America; unplanned delivery and shipping costs resulting from delays in the manufacturing time for our products; competitive cost pressures; our ability to successfully integrate acquisitions, such as the businesses of baggallini, Inc. and Foot Petals, LLC; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; and our investment of excess cash in certificates of deposit, commercial paper and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the Fiscal year ended July 3, 2010 (the “2010 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2010 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

Fiscal 2011	52 weeks ending July 2, 2011
Fiscal 2010	53 weeks ended July 3, 2010

Nine-month period of Fiscal 2011	39 weeks ended April 2, 2011
Nine-month period of Fiscal 2010	40 weeks ended April 3, 2010

Third Quarter of Fiscal 2011	13 weeks ended April 2, 2011
Third Quarter of Fiscal 2010	13 weeks ended April 3, 2010

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 2, 2011	July 3, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$7,358	$16,988
Short-term investments	21,018	27,954
Accounts receivable (less allowances of $4,988 and $3,446, respectively)	13,286	8,302
Inventory	19,752	13,486
Deferred tax assets — current	1,676	1,676
Prepaid expenses	584	999

Total current assets	63,674	69,405

Property, plant and equipment, at cost	12,511	11,669
Less accumulated depreciation and amortization	8,251	7,544

Net property, plant and equipment	4,260	4,125

Deferred tax assets — noncurrent	6,949	6,936
Goodwill	33,571	—
Other intangible assets (net of accumulated amortization of $552 and $434, respectively)	6,948	171
Other assets	2,930	2,732

Total assets	$118,332	$83,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	4,311	97
Accounts payable	3,899	3,598
Accrued expenses	3,362	4,867

Total current liabilities	13,322	10,312

Long-term debt	25,357	—
Accrued retirement costs and other	18,141	18,461

Total liabilities	56,820	28,773

Commitments and contingent liabilities (note 17)	—	—

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,046 and 10,930 shares, respectively (excluding treasury shares of 1,046 and 1,025, respectively)	11,046	10,930
Additional capital in excess of par value	20,035	19,195
Accumulated other comprehensive loss	(12,652)	(12,594)
Retained earnings	43,083	37,065

Total shareholders’ equity	61,512	54,596

Total liabilities and shareholders’ equity	$118,332	$83,369

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Third Quarter		Nine-month period
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$20,113	$22,212	$106,042	$107,235
Cost of sales	12,183	13,249	66,686	62,020

Gross profit	7,930	8,963	39,356	45,215
Selling, general and administrative expenses	8,080	8,245	26,391	27,829

Operating (loss) profit	(150)	718	12,965	17,386
Other income	84	—	278	—
Interest income	42	56	133	279
Interest expense	(82)	(20)	(130)	(68)

(Loss) earnings, before income taxes	(106)	754	13,246	17,597
Income tax (benefit) expense	(64)	215	4,873	6,568

Net (loss) earnings	$(42)	$539	$8,373	$11,029

Net earnings per common share
Basic	$0.00	$0.05	$0.76	$1.02

Diluted	$0.00	$0.05	$0.75	$1.00

Weighted average number of common shares outstanding
Basic	11,123	10,914	11,086	10,862

Diluted	11,123	11,112	11,212	11,028

Common shares outstanding at end of period	11,046	10,881	11,046	10,881

Cash dividends declared per common share	$0.07	$0.05	$0.21	$0.10

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine-month period	Nine-month period
	Fiscal 2011	Fiscal 2010
	(unaudited)	(unaudited)

Operating activities:
Net earnings	$8,373	$11,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	811	607
Deferred income tax expense	148	2,380
Loss on disposal of property, plant and equipment	—	43
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(127)	(1,227)
Stock-based compensation expense	974	604
Changes in:
Accounts receivable, net	(786)	(1,006)
Inventory	(1,404)	(5,626)
Prepaid expenses and other assets	204	86
Accounts payable	(1,675)	(907)
Accrued expenses	(1,759)	1,864
Accrued retirement costs and other	(436)	3

Net cash provided by operating activities	4,323	7,850

Investing activities:
Purchases of property, plant and equipment	(643)	(831)
Acquisitions of principal assets of Foot Petals, LLC and baggallini, Inc. business operations, net of assumed liabilities	(47,702)	—
Proceeds from sale (purchase) of short-term investments, net	6,936	(8,041)

Net cash used by investing activities	(41,409)	(8,872)

Financing activities:
Proceeds from long-term debt	30,000	—
Principal repayment of long-term debt	(429)	(67)
Proceeds from stock options exercised	77	372
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	127	1,227
Dividends paid	(2,319)	(1,085)

Net cash provided by financing activities	27,456	447

Net decrease in cash and cash equivalents	(9,630)	(575)
Cash and cash equivalents at the beginning of the period	16,988	14,259

Cash and cash equivalents at the end of the period	$7,358	$13,684

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
1. Basis of Presentation
R.G. Barry Corporation, an Ohio corporation (the “Company”), is engaged, with its subsidiaries, including Foot Petals Inc. and Baggallini, Inc., in designing, sourcing, marketing and distributing footwear, foot and shoe care products and hand bags, tote bags and other travel accessories. The Company operates in two reportable segments: (1) footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear, slipper socks and hosiery; and (2) accessories with products including foot and shoe care products, handbags, tote bags and other travel accessories. The Company’s products are sold predominantly in North America through the accessory sections of department stores, chain stores, warehouse clubs, specialty stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.
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
The Company’s reporting period is a fifty-two week or fifty-three-week period (“Fiscal Year”), ending annually on the Saturday nearest June 30. Operating results for the Third Quarter-and the Nine-month period of Fiscal 2011 are not necessarily indicative of the annual results that may be expected for Fiscal 2011. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 — Financial Statements and Supplementary Data.” of Part II of the 2010 Form 10-K.
2. Fair Value
At April 2, 2011, as part of its cash management and investment program, the Company maintained a portfolio of $21,018 in short-term marketable investment securities, comprised of $13,543 of variable rate demand notes and $7,475 of commercial paper. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The commercial paper investments mature on various dates between June, 2011 and August, 2011.
In addition, at April 2, 2011, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term loan facility entered into by the Company on March 1, 2011. See “Note 8—Revolving Credit Facility and Long-term Debt “ and “Note 9—Derivative Instruments and Hedging Activities” below.
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
Cash, cash equivalents, short-term investments, accounts receivable, short-term notes payable, accounts payable and accrued expenses, as reported in the condensed consolidated financial statements, approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company’s long-term debt is based on the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value.
The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value at April 2, 2011):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	April 2, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$21,018	—	$21,018	—

Total	$21,018	—	$21,018	—

Liabilities:
Interest rate contract	$105	—	$105	—

Total	$105	—	$105	—

Fair value for the interest rate contract was determined based on models utilizing market observable inputs and credit risk.
Assets acquired in business combinations during the Third Quarter of Fiscal 2011 were acquired at fair value as disclosed in “Note 14—Acquisitions”. The Company had no other nonfinancial assets or liabilities during the Nine-month period of Fiscal 2011 or the Nine-month period of Fiscal 2010 measured at fair value on a non-recurring basis under the provisions of FASB ASC 820-10.
3. Stock-Based Compensation
The Amended and Restated 2005 Long-Term Incentive Plan (the “2005 Plan”) is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan, currently inactive, in which employees of the Company may participate when that plan is active. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the original approval of the 2005 Plan. By shareholder action at the 2009 Annual Meeting of Shareholders, the 2005 Plan was amended to provide for an additional 500,000 common shares to be made available for future awards under the 2005 Plan (the “Amended 2005 Plan”).
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
Under the provisions of FASB ASC 718, the Company recorded, as part of selling, general and administrative expenses, $207 and $120 of stock-based compensation expense for the Third Quarter of Fiscal 2011 and Third Quarter of Fiscal 2010, respectively. The Company recognized stock-based compensation expense of $974 and $604 for the Nine-month period of Fiscal 2011 and the Nine- month period of Fiscal 2010, respectively. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards. Consistent with its employee compensation policy, the Company granted an aggregate of 124,500 RSUs and 121,200 RSUs to certain members of management during the Nine-month period of Fiscal 2011 and the Nine-month period of Fiscal 2010, respectively. Consistent with its non-employee directors compensation policy, the Company also awarded an aggregate of 25,100 common shares (i.e., unrestricted stock) with immediate vesting to the non-employee directors of R.G. Barry Corporation during the second Quarter of Fiscal 2011. The aggregate fair value of this award of common shares was $257 based on the market price of the Company’s common shares at the date of grant, and was included as part of the total stock-based compensation expense cited above.
The Company granted 7,500 non-qualified stock options to certain members of management during the Third Quarter of Fiscal 2011 but did not grant any stock options during the first Nine-month period of Fiscal 2010. The fair value of these stock options, based on the Black-Scholes option-pricing model, calculated at the grant date, was $3.07 per share, or $23 in total. Total compensation cost of stock options granted, but not yet vested, as of April 2, 2011 was $22. This amount is expected to be recognized over the remaining pro-rata vesting period of three years associated with these stock option grants. The following assumptions were used to value these stock options:

Dividend yield	2.6%
Expected volatility	48.4%
Risk-free interest rate	1.4%
Expected term	3 years
The risk-free interest rate was based on the United States Treasury daily yield curve rates for the expected term of the stock options. The expected volatility was based on the historical volatility of the Company’s common shares.
During the Third Quarter and Nine-month period of Fiscal 2011, the Company recognized gross excess tax benefits of $5 and $127, respectively, as additional capital in excess of par value under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options. During the Third Quarter and Nine-month period of Fiscal 2010, the Company recognized gross excess tax benefits of $120 and $1,227 respectively as additional capital in excess of par value.
During the Second Quarter and the First Half of Fiscal 2010, the Company recognized gross excess tax benefits of $1,107 as additional capital in excess of par value under the provisions of FASB ASC 718. These excess tax benefits were created in the periods from Fiscal 2006 through the first half of Fiscal 2010 based primarily on the exercise of NQs and the vesting of RSUs during this period. Under FASB ASC 718, the excess tax benefits could not be recognized as an additional capital in excess of par value until the benefits directly impacted taxes paid. Since the Company had existing net operating tax loss carryforward positions which were used to offset its tax liability, this recognition criteria was not met in the periods prior to the Second Quarter of Fiscal 2010. All then remaining net operating tax loss carryforward positions were fully used during the Second Quarter of Fiscal 2010, and accordingly, the accumulated excess tax benefits were recognized as an additional capital in excess of par value.
Activity with respect to stock options for the Nine-month period of Fiscal 2011 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at July 3, 2010	36,000	105,500	$6.11
Granted	—	7,500	10.60
Exercised	(6,900)	(5,000)	6.54
Expired/Cancelled	—	—	—

Outstanding at April 2, 2011	29,100	108,000	$6.32

Options exercisable at April 2, 2011	29,100	100,500

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
Activity with respect to RSUs for the Nine-month period of Fiscal 2011 was as follows:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at July 3, 2010	314,000	$7.49
Granted	124,500	9.92
Vested	(94,600)	8.05
Forfeited/Cancelled	(24,000)	7.80

Nonvested at April 2, 2011	319,900	$8.24

Total compensation cost of RSUs granted, but not yet vested, as of April 2, 2011 was approximately $2,094. This amount is expected to be recognized over a weighted-average period of approximately two to three years.
The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised, unrestricted stock granted and RSUs vested during the Nine-month period of Fiscal 2011 and the Nine-month period of Fiscal 2010 was $1,416 and $1,160, respectively.
4. Inventories
Inventory by category consisted of the following:

	April 2, 2011	July 3, 2010
Raw materials	$119	$73
Finished goods	19,633	13,413

Total inventory	$19,752	$13,486

Inventory write-downs, recognized as a part of cost of sales, were $193 and $466 for the Third Quarter of Fiscal 2011 and Third Quarter of Fiscal 2010, respectively, and $887 and $1,120 for the Nine-month period of Fiscal 2011 and Nine-month period of Fiscal 2010, respectively.
5. Goodwill and Other Intangible Assets
We use the acquisition method of accounting for any business acquisitions and recognize intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair value at the date of acquisition, with goodwill representing the excess of the consideration transferred over the fair value of the identifiable net assets.
With the purchase of the principal business assets of Foot Petals, LLC during the Third Quarter of Fiscal 2011, the Company recognized goodwill of $5,420, a definite life intangible asset of $3,200 and indefinite life intangible assets of $3,600. The definite life intangible asset consisted of customer relationships and is being amortized over a seven-year expected life. The indefinite life intangible assets acquired for $3,600 consisted of trade names. All goodwill and intangible assets recognized were reported within the Company’s accessories segment.
Also, during the Third Quarter of Fiscal 2011, goodwill of $28,151 was recorded as a result of the purchase of the principal business assets of baggallini, Inc. The valuation analysis for allocation of the purchase price is in progress for the goodwill and other intangible assets, including trade names, customer relationships and non-compete agreements, included with the purchase of the assets of baggallini, Inc. The Company expects to reclassify a portion of the initial goodwill recognized at April 2, 2011 to other intangible assets when the valuation analysis is completed. All goodwill recognized and any intangible assets were and will be reported within the Company’s accessories segment.
Purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, during the second Quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. The Company’s impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, is primarily based on cash flow models that require significant judgment and assumptions about future trends, revenue and expense growth rates, and in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcome of the tests performed.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
We test goodwill at the reporting unit level. The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of operations.
No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the Nine-month period ended April 2, 2011.
6. Accrued expenses
Accrued expenses consisted of the following:

	April 2, 2011	July 3, 2010
Salaries and wages	$306	$3,320
Income taxes	1,639	14
Current pension liabilities	675	675
Other	742	858

Total accrued expenses	$3,362	$4,867

7. Income Taxes
Income tax expense for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as a result of the following:

	Third Quarter		Nine-month period
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
Computed “expected” tax (benefit) expense	$(36)	$256	$4,504	$5,983
State income tax (benefit) expense, net of federal income tax benefit	(6)	18	418	560
Other, net	(22)	(59)	(49)	25

Total expense	$(64)	$215	$4,873	$6,568

Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in Fiscal 2011 could be materially different from the forecasted rate as of the end of the Third Quarter and Nine-month period of Fiscal 2011.
Income tax expense for the Third Quarter and Nine-month period of Fiscal 2011 and Third Quarter and Nine-month period of Fiscal 2010 were calculated using the estimated annual effective income tax rates for Fiscal 2011 and Fiscal 2010, respectively.
FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the Third Quarter of Fiscal 2011, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the Third Quarter of Fiscal 2011 or at the end of Fiscal 2010.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
8. Revolving Credit Facility and Long-term Debt
On March 1, 2011, the Company and The Huntington National Bank (“Huntington”) entered into an unsecured Credit Agreement (the “New Facility”). The New Facility replaced the previously existing unsecured revolving credit agreement between the Company and Huntington dated March 29, 2007 (as amended, the “Prior Credit Agreement”), which was due to expire on December 31, 2011. The Prior Credit Agreement with Huntington was terminated in connection with the New Facility.
Under the terms of the New Facility, Huntington is obligated to advance funds to the Company for a period of three years under a revolving credit facility (the “Revolving Credit Facility”). The Company may have outstanding indebtedness of up to $5,000 under the Revolving Credit Facility from January through June of each calendar year and up to $10,000 from July through December of each calendar year. The Revolving Credit Facility includes a $1,500 sub-facility for letters of credit. Under the terms of the New Facility, the Company may request that Huntington increase the Revolving Credit Facility by an amount of up to $5,000. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, the Company will pay a Quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, as well as a one-time $25 facility fee effective as of March 1,2011 in connection with the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must be without any outstanding borrowings for at least 30 consecutive days during each period commencing on July 1 and continuing through June 30 of the following year. At April 2, 2011, there were no outstanding borrowings on the Revolving Credit Facility.
Under the terms of the New Facility, the Company borrowed $30,000 under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15,000 on March 1, 2011 and the remaining $15,000 on March 31, 2011. The Company will make equal monthly principal payments in the amount of $357, together with accrued interest, beginning on April 1, 2011, with the remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate under the Term Loan Facility is a rate equal to LIBOR plus 1.85%. Under the terms of the New Facility, the Company entered into an interest rate contract that provided for a fixed interest rate of 3.94% on a notional amount equal to fifty percent of the outstanding principal balance of the term loan. See “Note 9—Derivative Instruments and Hedging Activities”.
The Company also paid Huntington a one-time facility commitment fee of $75 in connection with the Term Loan Facility and this fee is being amortized over the term of the loan. The applicable interest rate on the Term Loan Facility at April 2, 2011 was 2.11% assuming a 30-day LIBOR rate of .26% on that date.
Under the terms of the New Facility, the Company is required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated Quarterly on a trailing 12-month basis beginning with the Fiscal Quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated Quarterly beginning with the Fiscal Quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52,000, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At April 2, 2011, the Company was in compliance with all financial covenants.
The Company and its co-founder, the mother of the Company’s non-executive chairman (“chairman”), entered into an agreement in August 2005 whereby she transferred all of her product designs and patent rights to the Company and released all unpaid claims that would have accrued under a previous agreement. Under the August 2005 agreement, the Company is obligated to make 24 Quarterly payments of $25 each on the last business day of every October, January, April and July until the last business day in April 2011. On March 24, 2008, the remaining payment rights under the agreement were assigned to a fund established with a philanthropic organization. Beginning July 3, 2010 and included within Long-term debt and current installments in the table below, the Company reported the entire remaining $97 obligation under this agreement as current installments of long-term debt.
Long-term debt at April 2, 2011 and July 3, 2010 consisted of the following:

	April 2, 2011	July 3, 2010
Long-term debt	$29,668	$97
Less current installments	4,311	97

Long-term debt excluding current installments	$25,357	$—

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
The aggregate minimum principal maturities of the long-term debt for each of the next five years following April 2, 2011 are as follows:

April 2011-March 2012	$4,311
April 2012-March 2013	4,286
April 2013-March 2014	4,286
April 2014-March 2015	4,286
April 2015-March 2016	4,286
March 2016 due at end of term loan	8,213

$29,668

9. Derivative Instruments and Hedging Activities
The Company may utilize derivative financial instruments to manage exposure to certain risks related to its ongoing operations. The primary risk managed through the use of derivative instruments is interest rate risk. On January 28, 2011, the Company entered into an interest rate contract with an initial notional amount of $15,000 to hedge the changes in cash flows attributable to changes in the LIBOR rate associated with the Term Loan Facility. Under this interest rate contract, the Company pays a fixed interest rate of 3.94% and receives a variable rate based on LIBOR plus 1.85%. The notional amount of this interest rate contract is required to be 50% of the amount of the term loan through the expiration of the term loan under the Term Loan Facility described in Note 8—“Revolving Credit Facility and Long-Term Debt”.
The Company’s objective is to manage the impact of interest rate changes on cash flows and the market value of its borrowings under the floating rate term loan. In addition, the Company may enter into interest rate contracts to further manage exposure to interest rate variations related to borrowings and to lower overall borrowing costs. The Company does not use derivative instruments for trading or speculative purposes. The Company’s derivative instrument is designated as a hedging instrument, which is adjusted to fair value at the end of each reporting period by adjustment made through other comprehensive income.
The Company is exposed to counter-party credit risk on any derivative instrument. Accordingly, the Company has established and maintains strict counterparty credit guidelines and enters into any derivative instrument only with a major financial institution. The Company does not have significant exposure to any counterparty and management believes the risk of loss is remote and, in any event, would not be material.
Refer to “Note 2—Fair Value” for additional information regarding the fair value of the derivative instrument.
The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheet at April 2, 2011:

	Liability Derivative
	Balance Sheet	Fair Value
	Location	(in thousands)
Derivative designated as hedging instrument:
Interest rate contract	Accrued retirement costs and other	$105

		$105

Cash Flow Hedges
The Company may enter into derivative instruments to hedge exposure to changes in cash flows attributable to interest rate fluctuations associated with certain forecasted transactions. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on any such derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized in earnings immediately.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
The following table summarizes the Company’s cash flow hedge outstanding at April 2, 2011:

	Notional Amount	Maturity Date
Interest rate contract	$15,000	March 1, 2016
The following table summarizes the loss recognized in OCI and the loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during the Third Quarter and Nine-month periods ended April 2, 2011. There were no derivative instruments held by the Company during the Third Quarter and Nine-month periods ended April 3, 2010.

Loss
			Loss	Location of	(Ineffective
	Loss	Location of Loss	Reclassified	Loss	Portion) and
	Recognized	Reclassified from	from	(Ineffective	Excluded
	in OCI	Accumulated	Accumulated	Portion) and	from
	(Effective	OCI (Effective	OCI	Excluded from	Effectiveness
	Portion)	Portion)	(Effective)	Effectiveness	Testing
For the Third Quarter ended April 2, 2011:
Interest rate contract	$92	Interest expense	$—	Interest expense	$13

For the Nine-month period ended April 2, 2011:
Interest rate contract	$92	Interest expense	$—	Interest expense	$13
The estimated net amount of the loss in accumulated other comprehensive income at April 2, 2011 expected to be reclassified into net earnings within the next twelve months is $222.
10. Employee Retirement Plans
The Company expects to make payments in the aggregate of $1,863 during Fiscal 2011 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans (collectively, “SRP”). In the Nine-month period of Fiscal 2011, payments of approximately $840 were made into the ARP and payments of approximately $513 were made to participants in the SRP.
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
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Third Quarter		Nine-month period
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
Service cost	$—	$—	$—	$9
Interest cost	494	571	1,480	1,714
Expected return on plan assets	(511)	(493)	(1,532)	(1,480)
Net amortization	315	176	946	523
Settlement loss	—	—	—	185

Total pension expense	$298	$254	$894	$951

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
11. Net Earnings per Common Share
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
The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Third Quarter		Nine-month period
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010

Numerator:
Net (loss) earnings	$(42)	$539	$8,373	$11,029

Denominator:
Weighted-average common shares outstanding	11,123	10,914	11,086	10,862
Effect of potentially dilutive securities: stock options and RSUs	—	198	126	166

Weighted-average common shares outstanding, assuming dilution	11,123	11,112	11,212	11,028

Basic net earnings per common share	$0.00	$0.05	$0.76	$1.02

Diluted net earnings per common share	$0.00	$0.05	$0.75	$1.00

The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during the reporting periods. All stock options outstanding at April 3, 2010 for the Third Quarter and at April 2, 2011 and April 3, 2010 for the Nine-month periods were dilutive and were included in the calculation of the potentially dilutive securities shown above. Since the Company had a reported loss for the Third Quarter of Fiscal 2011, all stock options at April 2, 2011 were considered anti-dilutive and excluded in the calculation of potentially dilutive securities for purposes of computing diluted net earnings per share for the Third Quarter of Fiscal 2011.
12. Comprehensive (Loss) Income
Comprehensive (loss) income, which is reflected as a component of shareholders’ equity, includes net earnings, pension related adjustments and fair value adjustments on the interest rate contract as follows:

	Third Quarter		Nine-month period
	Fiscal 2011	Fiscal 2010	Fiscal 2011	Fiscal 2010
Net (loss) earnings	$(42)	$539	$8,373	$11,029
Interest rate contract fair value adjustments, net of tax	(58)	—	(58)	—
Pension related adjustments, net of tax	—	—	—	(99)

Total comprehensive (loss) income	$(100)	$539	$8,315	$10,930

Accumulated other comprehensive loss as of April 2, 2011 and July 3, 2010 was $12,652 and $12,594, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
13. Changes in Equity
The following table provides a summary of the changes in total equity for the Nine-month period of Fiscal 2011:

			Accumulated
		Additional	other		Net
	Common	capital in excess	comprehensive	Retained	shareholders’
	shares	of par value	loss	earnings	equity
Balance at July 3, 2010	$10,930	$19,195	$(12,594)	$37,065	$54,596
Net earnings	—	—	—	8,373	8,373
Stock-based compensation expense	—	974	—	—	974
Stock-based compensation tax benefit realized	—	127	—	—	127
Other comprehensive loss on interest rate contract, net of tax of $34	—	—	(58)	—	(58)
Restricted stock units vested and stock options exercised	116	(261)	—	—	(145)
Dividends declared at $0.21 per common share	—	—	—	(2,355)	(2,355)

Balance at April 2, 2011	$11,046	$20,035	$(12,652)	$43,083	$61,512

14. Acquisitions
Acquisition of assets of Foot Petals LLC
On January 27, 2011, the Company purchased, through a wholly-owned subsidiary, Foot Petals, Inc. (“Foot Petals”), selected assets including accounts receivable, finished goods inventory, trade names and various other assets, assumed certain liabilities and paid $14,000 in cash in its acquisition of the business of Foot Petals, LLC, a privately-owned Long Beach, California-based developer and marketer of foot and shoe care products. The product lines, customer bases and core values of the Company and this acquired business have numerous synergies. As a result, this acquisition is expected to be an integral part of the Company’s long-range vision and strategic growth plans.
The goodwill of $5,420 arising from this acquisition consists of the value of synergies and economies of scale expected from combining the operations of the Company and Foot Petals, LLC. All of the goodwill was assigned to the Company’s accessories segment and will be deductible for income tax purposes.
The following table summarizes the consideration paid for certain assets of Foot Petals, LLC and the amounts of the assets acquired and liabilities recognized at the acquisition date.

At January 27, 2011

Fair value of total consideration transferred-cash	$14,000

Acquisition-related cost (included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the Nine-month period ended April 2, 2011)	$823

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$1,472
Inventory	648
Property, plant and equipment	63
Other assets	27
Identifiable intangible assets	6,800
Accounts payable and accrued expenses	(430)
Goodwill	5,420

$14,000

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
Foot Petals’ net sales and net earnings were not significant in respect of the Company’s condensed consolidated statement of operations for the Nine-month reporting period ended April 2, 2011. Any proforma net sales and net earnings of the combined entity, had the acquisition date been July 4, 2010, or June 28, 2009, were likewise not significant to any combined view of proforma Company condensed consolidated statements of operations for the Nine-month periods ended April 2, 2011 and April 3, 2010, respectively.
Acquisition of assets of baggallini, Inc.
On March 31, 2011, the Company purchased, through a wholly-owned subsidiary, Baggallini, Inc. (“Baggallini”), selected assets including accounts receivable, finished goods inventory, trade names and various other assets, assumed certain liabilities and paid $33,702 in cash in its acquisition of the business of baggallini, inc., with a remaining balance of $48 owed on the base purchase price of $33,750. Based on certain minimum thresholds for inventory, customer accounts receivable and trade accounts payables as compared to the value of those assets and liabilities existing at the time of closing under the terms of the purchase agreement, the Company is obligated to make an additional payment to baggallini, Inc. This obligation was estimated at $1,029 and was reported within accounts payable at April 2, 2011. The Company expects to pay the total amount owed of $1,077 within 90 days after the closing date.
baggallini, Inc. was a privately-owned Portland, Oregon-based developer and marketer of handbags, tote bags and other travel accessories to meet the needs of travelers. The product lines, customer bases and core values acquired with this business offer the opportunity to both broaden and diversify the Company’s business base and reach, and provide numerous synergies. This acquisition is expected to be an integral part of the Company’s long-range vision and strategic growth plans.
The Company recorded goodwill of approximately $28,151 pending the completion of valuation analyses under way related to allocating the purchase price between goodwill and other identified intangible assets. The goodwill arising from the acquisition consists of the value of synergies and economies of scale expected from the operations of the Company and Baggallini. All of the goodwill was assigned to the Company’s accessories segment and is expected to be deductible for tax purposes.
The following table summarizes the consideration paid for certain assets of baggallini, Inc. and the tentative fair value of the assets acquired and liabilities recognized at the acquisition date, pending the completion of valuation activities.

At March 31, 2011
Consideration
Cash	$33,702
Additional consideration owed to seller	1,077

Fair value of total consideration	$34,779

Acquisition-related cost (included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the Nine-month period ended April 2, 2011)	$37

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$2,725
Inventory	4,216
Property, plant and equipment	151
Other assets	11
Accounts payable and accrued expenses	(475)
Goodwill	28,151

$34,779

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
There were no net sales or net earnings for Baggallini included in the Company’s condensed consolidated statement of operations for the Nine-month reporting period ended April 2, 2011. Proforma net sales and net earnings of the combined entity, had the acquisition date been July 4, 2010 or June 28, 2009, for the Nine-month periods ended April 2, 2011 and April 3, 2010, respectively, were:

			Diluted Net
	Net Sales	Net Earnings	Earnings per share

Actual from July 4, 2010 to April 2, 2011	$—	$—	$—
Supplemental pro forma from July 4, 2010 to April 2, 2011	$119,757	$11,069	$0.99
Supplemental pro forma from June 28, 2009 to April 3, 2010	$118,162	$13,151	$1.19
15. Segment operations
The Company primarily markets footwear and accessories products sold predominantly in North America and operates with two reportable segments which include: (1) footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear, slipper socks and hosiery; and (2) accessories with products including shoe and foot care products, handbags, tote bags and other travel accessories. The accounting policies of the reportable segments are the same, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates. While corporate expenses directly associated with incremental operational support provided to the accessories segment have been charged to that segment, certain items, including acquisition-related costs of $751 and $860 for the Third Quarter and Nine-month period of Fiscal 2011, respectively, were reported within administrative functions contained in the footwear segment and were not allocated. Operating profit or loss is the primary indicator of financial performance used by management, since it encompasses sales, gross profit and supporting selling, general and administrative expenses.

Third Quarter ended April 2, 2011	Footwear	Accessories	Total
Net sales	$17,752	$2,361	$20,113
Gross profit	6,444	1,486	7,930
Depreciation and amortization	251	84	335
Operating (loss) profit	(965)	815	(150)

Third Quarter ended April 3, 2010	Footwear	Accessories	Total
Net sales	$22,212	$—	$22,212
Gross profit	8,963	—	8,963
Depreciation and amortization	204	—	204
Operating profit	718	—	718

Nine-month period ended April 2, 2011	Footwear	Accessories	Total
Net sales	$103,681	$2,361	$106,042
Gross profit	37,870	1,486	39,356
Depreciation and amortization	714	84	798
Operating profit	12,150	815	12,965
Total assets	67,089	51,243	118,332

Nine-month period ended April 3, 2010	Footwear	Accessories	Total
Net sales	$107,235	$—	$107,235
Gross profit	45,215	—	45,215
Depreciation and amortization	607	—	607
Operating profit	17,386	—	17,386

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter and Nine-month period of Fiscal 2011 and the Third Quarter and Nine-month period of Fiscal 2010
(dollar amounts in thousands, except per share data)
16. Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of two years following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,821, which is included in other assets in the condensed consolidated balance sheets. Effective in March 2004 and continuing through the end of the Nine-month period of Fiscal 2011, the Company has borrowed $1,750 against the cash surrender value of one of these policies which is included in short-term notes payable on the accompanying condensed consolidated balance sheet.
17. Commitments and Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s annual financial position, statement of income and cash flows.
18. Recently Issued Accounting Standards
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
Our Company and its subsidiaries, Foot Petals Inc. and Baggallini, Inc., are engaged in designing, sourcing, marketing and distributing footwear, foot and shoe care products and hand bag, tote bag and other travel accessories. We operate with three operating segments, two of which are aggregated into a single reportable segment. The two reportable segments include: (1) footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear, slipper socks and hosiery; and (2) accessories with products including foot and shoe care products, handbags, tote bags and other travel accessories. Our products are sold predominantly in North America through the accessory sections of department stores, chain stores, warehouse clubs, specialty stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.
The Nine-month period ended April 2, 2011 included 39 weeks while the Nine-month period ended April 3, 2010 included 40 weeks, due to the Fiscal calendar used by our Company. The difference in the number of weeks included had no significant effect on the results as presented below.
All comments made herein relative to period over period comparisons refer to results reported for the Third Quarter and the Nine-month period ended April 2, 2011, as compared to the same periods during Fiscal 2010.
Consolidated Results of Operations
Listed below are excerpts from our condensed consolidated statement of operations for the Third Quarter:

	Third Quarter		Third Quarter
	Ended	% of	Ended	% of	Increase/
(all amounts are in 000’s)	April 2, 2011	Net Sales	April 3, 2010	Net Sales	(Decrease)
Net sales	$20,113	100	$22,212	100	$(2,099)
Gross profit	7,930	39.4	8,963	40.4	(1,033)
Selling, general and administrative (“SGA”) expenses	8,080	40.2	8,245	37.1	(165)
Operating (loss) profit	(150)	(0.7)	718	3.2	(868)
Other income and interest income, net	44	0.2	36	0.2	8
(Loss) earnings, before income taxes	(106)	(0.5)	754	3.4	(860)
Income tax (benefit) expense	(64)	0.3	215	1.0	279
Net (loss) earnings	(42)	(0.2)	539	2.4	(581)
Net sales decreased by 9.4% due primarily to the lower volume of footwear shipments to customers in the mass merchandising and warehouse club channels, offset in part by shipments during the period to customers from businesses acquired during the Third Quarter of Fiscal 2011.
Gross profit in dollars and as a percent of net sales decreased due to the decreased volume of footwear shipments during the period and the impact from higher product costs paid to our third-party footwear manufacturers, offset in part by the gross profit on accessory segment shipments at higher margin as a percent of net sales as compared to footwear shipments.

SGA expenses decreased by 2%, due to lower payroll expense, incentive bonus accruals and advertising related expense, offset in part by acquisition-related expenses and SGA expenses related to the operations of the newly-acquired businesses.
Other income increased due to royalty income from the agreement signed near the end of Fiscal 2010 in which we granted a license for the right to use our Dearfoams® brand name to a Third party for sleepwear and related products. This increase in income was offset primarily by higher interest expense from borrowings incurred in the period to fund business acquisitions.
The effective tax rates for the Third Quarter of Fiscal 2011 and the Third Quarter of Fiscal 2010 were 60.4% and 28.5%, respectively. Changes to rates for the Nine-month period of Fiscal 2011 compared to the Nine-month period of Fiscal 2010 were made based on permanent tax items, primarily reflecting differences in investment income on cash surrender assets held in the form of two insurance policies owned by us. Since the Third Quarter results are significantly lower than the Nine-month periods as a whole, the relative impact from tax rate adjustments are notably high when seen as a percent of income or loss for the period. For the Nine-month period of Fiscal 2011 and Nine-month period of Fiscal 2010, the tax rates were 36.8% and 37.3%, respectively.
Listed below are excerpts from our condensed consolidated statements of operations for comparative Nine-month results:

	Nine-month		Nine-month
	Period Ended	% of	Period Ended	% of	Increase/
(all amounts are in 000’s)	April 2, 2011	Net Sales	April 3, 2010	Net Sales	(Decrease)
Net sales	$106,042	100	$107,235	100	$(1,193)
Gross profit	39,356	37.1	45,215	42.2	(5,859)
SGA expenses	26,391	24.9	27,829	26.0	(1,438)
Operating profit	12,965	12.2	17,386	16.2	(4,421)
Other income and interest income, net	281	0.3	211	0.2	70
Earnings, before income taxes	13,246	12.5	17,597	16.4	(4,351)
Income tax expense	4,873	4.6	6,568	6.1	(1,695)
Net earnings	8,373	7.9	11,029	10.3	(2,656)
Net sales decreased by 1.1% due primarily to the lower volume of shipments to customers in the mass merchandising and department store channels, offset by higher shipments of footwear products to customers in the discount channel and by incremental sales from businesses newly acquired during the period.
Gross profit decreased in dollars and as a percentage of net sales primarily due to higher product costs paid to our third-party footwear manufacturers, the shifting of sales from higher to lower margin customer channels in our footwear business and additional costs incurred to support timely delivery to our customers during the fall 2010 season. These factors were offset in part by incremental higher margins for products shipped by our accessories business.
SGA expenses decreased by 5.2% due primarily to lower payroll, incentive accrual and benefit expenses, offset in part by acquisition- related charges, additional SGA expenses associated with the operations of our accessories business and by higher trade advertising expense incurred during the fall 2010 season related to our ongoing strategic marketing program in support of our Dearfoams® slipper brand.
Other income for the Nine-month period of Fiscal 2011 included royalty income of $300 thousand from the licensing agreement signed near the end of Fiscal 2010 in which we granted the license with the right to use our Dearfoams® brand name to a Third party for sleepwear and related products. This increased income was offset primarily by lower earned interest income due to lower market rates and interest expense in connection with acquisition-related borrowings.
For the Nine-month period of Fiscal 2011 and the Nine-month period of Fiscal 2010, the effective tax rates were 36.8% and 37.3%, respectively. Changes to rates for the Nine-month period of Fiscal 2011 compared to the Nine-month period of Fiscal 2010 were made based on permanent tax items, primarily reflecting differences in investment income on cash surrender assets held in the form of two insurance policies owned by us. We do not expect the two recent acquisitions to have a significant effect on our overall effective tax rates going forward.
Based on the results of operations noted above, we reported a net loss of $42 thousand or $0.00 per diluted common share for the Third Quarter of Fiscal 2011 and net income of $500 thousand or $0.05 per diluted common share for the Third Quarter of Fiscal 2010.

We also reported net earnings of $8.4 million or $0.75 per diluted common share for the Nine-month period of Fiscal 2011 and $11.0 million or $1.00 per diluted common share for the Nine-month period of Fiscal 2010.
Results of Operations- Footwear Segment
Our footwear segment encompasses designing, sourcing, marketing and distributing footwear products. We define footwear as a product category that includes primarily slippers, sandals, hybrid and active fashion footwear, slipper socks and hosiery. Our footwear products are sold in North America primarily through the accessory sections of department stores, chain stores, warehouse clubs, discount stores and mass merchandising channels of distribution.
Selected financial results for the Third Quarter and Nine-month periods of Fiscal 2011 and Fiscal 2010 are:

	Third Quarter		Third Quarter
	Ended	% of	Ended	% of	Increase/
(all amounts are in 000’s)	April 2, 2011	Net Sales	April 3, 2010	Net Sales	(Decrease)
Net sales	$17,752	100	$22,212	100	$(4,460)
Gross profit	6,444	36.3	8,963	40.4	(2,518)
Operating (loss) profit	(965)	(5.4)	718	3.2	(1,683)

	Nine-month		Nine-month
	Period Ended	% of	Period Ended	% of	Increase/
	April 2, 2011	Net Sales	April 3, 2010	Net Sales	(Decrease)
Net sales	$103,681	100	$107,235	100	$(3554)
Gross profit	37,870	36.5	45,215	42.2	(7,345)
Operating profit	12,150	11.7	17,386	16.2	(5,235)
Net sales decreased by 20.1% for the Third Quarter due primarily to lower shipments to customers in the mass merchandising and warehouse club channels. Net sales for the Nine-month period decreased by 3.3% due primarily to lower shipments to customers in the mass merchandising and department store channels, offset in part by higher shipments to customers in the discount channel.
Gross profit decreased for the Third Quarter in both dollars and as a percentage of net sales due primarily to lower shipments, higher product costs paid to our third-party manufacturers and additional promotional support provided to our department store and warehouse club customers. Gross profit for the Nine-month period decreased in dollars and as a percentage of net sales due primarily to higher product costs paid to our third-party manufacturers, the shifting of sales from higher to lower margin customer channels and additional costs incurred during the 2010 fall season to support timely delivery to our customers.
Operating profit for the Third Quarter and Nine-month period decreased due primarily to the lower shipment volumes and the effect of other cost factors impacting gross profit as noted above. The decline in gross profit was offset in part by lower SGA expense, primarily reflecting lower payroll, incentive bonus accruals and benefit expenses net of higher advertising expense from our ongoing strategic marketing program in support of our Dearfoams® brand and acquisition-related expenses incurred during the Third Quarter.
Results of Operations — Accessories Segment
Our accessories segment is comprised of businesses acquired (Foot Petals® on January 27, 2011 and Baggallini® on March 31, 2011) during the Third Quarter of Fiscal 2011. This segment encompasses designing, sourcing, marketing and distributing a variety of accessory category products. These consumer product offerings range from shoe and foot care products to handbags, tote bags and other travel accessories. We define accessories as products outside footwear that are primarily sold through the accessories areas of retailers. These products are sold predominately in North America through customers primarily in the specialty and independent store, television shopping network, e-tailing/internet based retail, upper tier department store, mass merchandising and discount store channels. Our business with these customers is primarily replenishment in nature, with sales spread evenly throughout the year.
Since these two business acquisitions occurred during the Third Quarter of Fiscal 2011, there were no comparable financial results for any period in Fiscal 2010.

Selected financial results for the Third Quarter and Nine-month period of Fiscal 2011 are shown below:

	Third Quarter		Nine-month
	Ended	% of	Period Ended	% of	Increase/
(all amounts are in 000’s)	April 2, 2011	Net Sales	April 3, 2010	Net Sales	(Decrease)
Net sales	$2,361	100	$—	—	$2,361
Gross profit	1,486	62.9	—	—	1,486
Operating profit	815	34.5	—	—	815
Net sales for the Third Quarter included shipments primarily to customers in the specialty and independent store, television shopping network, mass merchandising, department store, internet/E- tailing based retail and other channels. Gross profits on shipments to these customers during the period were uniformly at higher rates than our historical footwear segment. Operating income reflects SGA expenses incurred related to selling, marketing and distribution activities, costs incurred in corporate support and amortization expense on intangible assets, which resulted from our acquisition of this business.
Seasonality
Although our various product lines for both footwear and accessories segments are sold on a year-round basis, the demand for specific products or styles within our footwear segment, is highly seasonal. For example, the demand for gift-oriented slipper products is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary and shift, results for any particular quarter may not be indicative of results for the full year or for future comparable quarters. While the accessory segment is largely replenishment product sold throughout the year, its relative share of total Company net sales is not large enough at present to offset the seasonality inherent in our footwear segment.
Looking ahead to the remainder of Fiscal 2011 and beyond
Looking to the remainder of Fiscal 2011 and beyond, our strategies are centered on growing market share in existing channels; pursuing new retail opportunities; expanding our business internationally; and continue growing through appropriate acquisitions. We have demonstrated our footwear model over time can perform at or above levels consistent with top quartile performance among our industry peers. We believe that our new accessories segment businesses acquired during the Third Quarter of Fiscal 2011 can perform at or above the profitability level demonstrated by our footwear segment. We expect to continue to deliver performance that drives growth and long-term shareholder value.
Liquidity and Capital Resources
Our only source of revenue and a primary source of cash flow come from our operating activities, in addition to funds available through our Revolving Credit Facility. When cash inflows are less than cash outflows, we have access to funds under our Revolving Credit Facility, as described further below in the section captioned “Credit Agreement”, subject to its terms. In addition, we can and have obtained bank borrowings specific to business acquisitions. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations and borrowings under our current or additional credit facilities.
Our liquidity requirements arise from the funding of our working capital needs, which include primarily inventory, other operating expenses and accounts receivable, funding of capital expenditures and business acquisitions, payment of cash dividends, payment of income tax and repayment of our indebtedness. Generally, most of our product purchases from Third-party manufacturers are acquired on an open account basis, and to a significantly lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our Revolving Credit Facility at the time of shipment of the products and reduce the amount available under that facility when issued.
Cash and cash equivalents on hand were approximately $7.4 million at April 2, 2011, compared to $13.7 million at April 3, 2010 and $17.0 million at July 3, 2010. Short-term investments were approximately $21.0 million at April 2, 2011, $33.0 million at April 3, 2010 and $28.0 million at July 3, 2010. At the end of the Third Quarter of Fiscal 2011, we carried a portfolio of $21.0 million in short-term investments, including $13.5 million of marketable investment securities in the form of variable rate demand notes and $7.5 million of commercial paper investments. The marketable investment securities and commercial paper investments are classified as available-for-sale securities. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology.

Operating Activities
During the Nine-month period of Fiscal 2011, our operations provided approximately $4.3 million of cash; and during the comparable period of Fiscal 2010, our operations generated cash of approximately $7.9 million. The operating cash flows during these periods primarily reflected the impact of timing in our shipments and inventory purchased in each of those periods as well as the timing of sales and collections in accounts receivable. During all of Fiscal 2010 and through the Third Quarter of Fiscal 2011, we funded our operations entirely by using our cash and short-term investments and used bank borrowings to fund the purchases of Foot Petals and Baggallini during the Third Quarter of Fiscal 2011.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 4.8:1 at April 2, 2011, 6.8:1 at April 3, 2010 and 6.7:1 at July 3, 2010. The difference in this ratio from July 3, 2010 to April 2, 2011 primarily reflected the impact of changes in cash, related to the acquisitions of Foot Petals and Baggallini during the Third Quarter of Fiscal 2011. All other changes in accounts receivable, inventory and trade payables were consistent with the seasonality of our footwear segment business.
We anticipate that we will continue to fund our operations and meet our debt obligations in the future by using cash generated from operations.
Changes in the primary components of our working capital accounts for the Nine-month period of Fiscal 2011 and the Nine-month period of Fiscal 2010, respectively, were as follows:
•	The decreases in net accounts receivable of $800 thousand and $1.0 million in the Nine-month period of Fiscal 2011 and the Nine-month period of Fiscal 2010, respectively, primarily reflected the seasonal nature of our footwear business. The difference between the change for the Nine-month period of 2011 and the change for the Nine-month period of Fiscal 2010 reflected primarily the impact of reduced shipments and the timing of customer collections and deductions.

•	Net inventories increased by $1.4 million and $5.6 million during the Nine-month period of Fiscal 2011 and Fiscal 2010, respectively. The relative change for the Nine-month period of Fiscal 2011 was in line with the seasonal nature of our footwear business. The increase for the Nine-month period of Fiscal 2010 reflected primarily a return to more normal inventory levels as well as changes typical to the seasonal nature of our footwear business.

•	Accounts payable decreased by $1.7 million and $907 thousand during the Nine-month period of Fiscal 2011 and Fiscal 2010, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in our footwear products and in line with the seasonality of our footwear business.

•	Accrued expenses decreased by $1.8 million during the Nine-month period of Fiscal 2011 and increased by $1.9 million during the Nine-month period of Fiscal 2010. The decrease in accrued expenses in the Nine-month period of Fiscal 2011 was primarily due to lower incentive bonus accruals during Fiscal 2011 as compared to the Nine-month period of Fiscal 2010. The increase in accrued expenses during the Nine-month period of Fiscal 2010 was primarily due to higher income tax accruals and higher incentive bonus accruals as compared to the Nine-month period of Fiscal 2009.
Investing Activities
During the Nine-month period of Fiscal 2011 and the Nine-month period of Fiscal 2010, our investing activities used $41.4 million and $8.9 million in cash, respectively. During the Nine-month period of Fiscal 2011, our investing activities involved primarily the acquisitions of Foot Petals and Baggallini at an aggregate cost of $47.7 million and $643 thousand in capital expenditures, offset by proceeds received through the liquidation of $6.9 million in short-term investments. For the Nine-month period of Fiscal 2010, we invested $8.0 million in short-term investments and spent $831 thousand on capital expenditures.
Financing Activities
During the Nine-month period of Fiscal 2011, financing activities provided $27.5 million in cash, as compared to the net cash provided of $447 thousand for the Nine-month period of Fiscal 2010. During the Nine-month period in Fiscal 2011, we borrowed $30 million in order to fund our business acquisitions; we also paid $2.3 million in dividends and $429 thousand in debt payments, with an offset in proceeds received of $204 thousand received from the exercise of stock options and related excess tax benefits on the exercise of stock options and vesting of RSUs. For the Nine-month period in Fiscal 2010, we paid $1.1 million in dividends and $67 thousand in debt payments, offset by $1.6 million in proceeds from the exercise of stock options and excess tax benefits on the exercise of options and vesting of RSUs.

2011 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our New Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of Fiscal 2011. Our acquisition of the business assets of Foot Petals, LLC and baggallini, Inc. during the Third Quarter of Fiscal 2011 resulted in a cash payment of $47.7 million from our existing on-hand cash position and bank borrowings during the period, and will not significantly impact our ability to continue to fund our operations and pay our debt obligations through our sources of cash going forward.
Credit Agreement
On March 1, 2011, we entered into an unsecured Credit Agreement (the “New Facility”) with The Huntington National Bank (“Huntington”). The New Facility replaced the previously existing unsecured revolving credit agreement with Huntington dated March 29, 2007 (as amended, the “Prior Credit Agreement”), which was due to expire on December 31, 2011. The Prior Credit Agreement with Huntington was terminated in connection with the New Facility.
Under the terms of the New Facility, Huntington is obligated to advance funds to us for a period of three years under a revolving credit facility (the “Revolving Credit Facility”). We may have outstanding indebtedness of up to $5 million under the Revolving Credit Facility from January through June of each calendar year and up to $10 million from July through December of each calendar year. The Revolving Credit Facility includes a $1.5 million sub-facility for letters of credit. Under the terms of the New Facility, we may request that Huntington increase the Revolving Credit Facility by an amount of up to $5 million. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, we will pay a Quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, and paid a one-time $25 thousand facility fee in connection with the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must not have any outstanding borrowings for at least 30 consecutive days during each period commencing on July 1 and continuing through June 30 of the following year.
Under the terms of the New Facility, Huntington provided us $30 million under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15 million on March 1, 2011 and the remaining $15 million on March 31, 2011. We will make equal monthly principal payments in the amount of $357 thousand, together with accrued interest, beginning on April 1, 2011, with the remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate on the Term Loan Facility is a rate equal to LIBOR plus 1.85%. Under the terms of the New Facility, we entered into an interest rate contract that provided for a fixed interest rate of 3.94% on a notional amount of at least 50% of the outstanding principal balance of the term loan.
We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility and this fee is being amortized over the term of the term loan. The applicable interest rate on the Term Loan Facility at April 2, 2011 was 2.11% assuming a 30-day LIBOR rate of .26% on that date.
Under the terms of the New Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated Quarterly on a trailing 12-month basis beginning with the Fiscal Quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated Quarterly beginning with the Fiscal Quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At April 2, 2011, we were in compliance with all these financial covenants.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
As of April 2, 2011, we reported the remaining $25 thousand of our obligation associated with the agreement originally entered into with the mother of our chairman as disclosed in Note (15) of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2010 Form 10-K, as current installments of long-term debt. This remaining portion of this obligation will be paid during the fourth Quarter of Fiscal 2011.

At April 2, 2011, we also reported $4.3 million as the current portion of long-term debt related to our Term Loan Facility. This term loan has a seven-year amortization schedule and we are obligated to make interest and principal payments over the five-year term of the loan, with a final lump payment due for the balance remaining at the end of the five-year term.
We also entered into an interest rate contract, with an initial notional amount of $15 million, which extends through the five-year period of the Term Loan Facility. This interest rate contract has a fixed interest rate of 3.94% and extends over the period of the term loan with a notional amount that will adjust over time to an amount approximate to fifty percent of the outstanding term loan balance. This interest rate contract has been accounted for as an effective cash flow hedge for a portion of the term loan.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of Fiscal 2010, other than routine payments and the New Facility and related Term Loan Facility. For more detail on our contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources — Other Matters Impacting Liquidity and Capital Resources — Contractual Obligations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2010 Form 10-K.
As of April 2, 2011, outstanding long-term debt, including borrowings from the New Facility during the Third Quarter of Fiscal 2011 were:

Amount
Long-term debt	$29,668
Less current installments	4,311

Long-term debt excluding current installments	$25,357

The aggregate minimum principal maturities of the long-term debt for each of the next five years following April 2, 2011 are as follows:

April 2011-March 2012	$4,311
April 2012-March 2013	4,286
April 2013-March 2014	4,286
April 2014-March 2015	4,286
April 2015-March 2016	4,286
March 2016 due at end of term loan	8,213

$29,668

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
In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the Third Quarter and Nine-month period of Fiscal 2011, we recognized favorable reserve adjustments that benefited our earnings before income tax by $0 and $878 thousand, respectively, related to our customer incentive reserves of $1.8 million established at July 3, 2010. During the Third Quarter and Nine-month period of Fiscal 2010, we recognized favorable reserve adjustments that benefited our earnings before income tax by $225 thousand and $612 thousand, respectively, related to our footwear segment customer incentive reserves of $1.3 million established at June 27, 2009.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the Nine-month period of Fiscal 2011 or during the Nine-month period of Fiscal 2010.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the Nine-month period of Fiscal 2011 and the Nine-month period of Fiscal 2010, there were no significant write-downs to inventory recorded.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the Nine-month period of Fiscal 2011 or at the end of Fiscal 2010 at the Federal, state or local tax levels.

d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our Fiscal year, and we monitor these assumptions over the course of the Fiscal year.

e)	We review the carrying value of our long-lived assets including property, plant and equipment, and intangible assets with finite useful lives, for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of earnings. There was no impairment indicators present during the Nine-month period ended April 2, 2011.

Goodwill and intangible assets with indefinite lives are not amortized, but instead will be tested for impairment annually, during the Company’s second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the lower of the reporting unit or operating segment level. The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of operations. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives at April 2, 2011.

f)	We manage interest rate volatility on our floating interest-rate term debt borrowing. As a result of interest rate fluctuations, cash flow requirements on floating rate borrowings increase or decrease and impact both expected cash outflows as well as interest expense over time. We use a derivative instrument, an interest rate contract, as part of our interest rate risk management strategy to manage cash flow exposure from changes in interest rates. An interest rate contract generally involves the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Under an interest rate contract, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. A derivative instrument deemed highly effective qualifies for hedge accounting treatment under generally accepted accounting standards, and accordingly, the effective portion of unrealized gains and losses on interest rate swaps is deferred as a component of accumulated other comprehensive income (loss). Any deferred portion is a component of interest expense when we incur the interest expense. Any ineffective portion is directly recorded as a component of interest expense.

At the end of each Quarter, fair value of the interest rate contract is measured and re-tested under generally accepted accounting standard criteria to determine and/or reconfirm status with regards to being an effective cash flow hedge. If determined to be effective, any gain or loss outstanding on the interest rate contract is recorded as an asset or liability, with an offset to other comprehensive income (loss). If deemed ineffective as a cash flow hedge, any gain or loss on the interest rate contract is recognized immediately in earnings.

g)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2010 Form 10-K.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimates.

Recently Issued Accounting Standards
See “Note (18), “Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for any recently issued but not yet adopted accounting standards that could have a significant effect on the Company when they are implemented.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During all of Fiscal 2010 and through the Nine-month period of Fiscal 2011, substantially all of our sales and all of our purchases were denominated in U.S. Dollars, and accordingly, we did not have any foreign currency risk during the Third Quarter or Nine-month period of Fiscal 2011.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our New Facility, including both the Revolving Credit Facility and the Term Loan Facility. At April 2, 2011, we had no borrowings outstanding under our Revolving Credit Facility. We had $29.6 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% on fifty percent of the loan balance and an interest rate equal to Libor plus 1.85% that applies to the remainder of the loan balance under the Term Loan Facility.
Interest rate changes can impact interest expense on the unhedged portion of the term loan and impact the level of earnings from short-term investments. In addition, changes in long-term interest rates affect the measurement of pension liabilities performed on an annual basis.
ITEM 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of the President and Chief Executive Officer (the principal executive officer) and the Senior Vice President-Finance and Chief Financial Officer (the principal financial officer), the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the Quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President-Finance and Chief Financial Officer have concluded that:
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s Quarterly period ended April 2, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the Quarterly period ended April 2, 2011. R.G. Barry Corporation does not currently have in effect a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
(a), (b) Not Applicable
Item 4. [Reserved]
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits at page 32.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: May 11, 2011	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Asset Purchase Agreement entered into as of January 27, 2011 , among R. G. Barry International, Inc. (now known as Foot Petals, Inc.), Foot Petals, LLC and Tina Aldatz	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of R.G. Barry Corporation dated and filed January 28, 2011 (SEC File No. 001-08769)

2.2
Asset Purchase Agreement, entered into on March 15, 2011, among Barry Holding Co. (now known as Baggallini, Inc.), baggallini, Inc., Dixie B. Powers, as trustee and individually, and Elizabeth Ann Simmons
Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of R.G. Barry Corporation dated and filed March 18, 2011 (SEC File No. 001-08769)

10.1	Credit Agreement, dated March 1, 2011, between R.G. Barry Corporation and The Huntington National Bank. As filed herewith, includes all exhibits to the Credit Agreement, in their entirety.	Filed herewith

10.2
Revolving Credit Agreement, entered into effective March 29, 2007 between R.G. Barry Corporation and The Huntington National Bank. As filed herewith, includes all exhibits to the Revolving Credit Agreement, in their entirety.
Filed herewith

10.3	Change in Control Agreement between R.G. Barry Corporation and Jose Ibarra, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of R.G. Barry Corporation, dated and filed January 13, 2011 (SEC File No. 001-08769)

10.4	Change in Control Agreement between R.G. Barry Corporation and Lee Smith, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of R.G. Barry Corporation, dated and filed January 13, 2011 (SEC File No. 001-08769)

10.5	Change in Control Agreement between R.G. Barry Corporation and Glenn Evans, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of R.G. Barry Corporation, dated and filed January 13, 2011 (SEC File No. 001-08769)

10.6	Change in Control Agreement between R.G. Barry Corporation and Greg Ackard, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of R.G. Barry Corporation, dated and filed January 13, 2011 (SEC File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith