Form 10-Q
period 2011-10-01
BARRY R G CORP /OH/
filed 2011-11-09
CIK 749872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Common Shares, $1 Par Value, Outstanding as of November 9, 2011 — 11,055,405
Index to Exhibits at page 28 and 29

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the First Quarter of Fiscal 2012
(Period Ended October 1, 2011)

Page
PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements	4

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4 — Controls and Procedures	25

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings	26

ITEM 1A — Risk Factors	26

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3 — Defaults Upon Senior Securities	26

ITEM 4 — [Reserved]	26

ITEM 5 — Other Information	26

ITEM 6 — Exhibits	26

SIGNATURES	27

INDEX TO EXHIBITS	28

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; our ability to implement new enterprise resource information systems; the unexpected loss of any of the skills and experience of any of our senior officers; our ability to successfully integrate any business acquisitions; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011 (the “2011 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2011 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.
Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

First quarter of fiscal 2012	13 weeks ended October 1, 2011
First quarter of fiscal 2011	13 weeks ended October 2, 2010

Fiscal 2012	52 weeks ending June 30, 2012
Fiscal 2011	52 weeks ended July 2, 2011

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 1, 2011	July 2, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$622	$9,107
Short-term investments	2,860	15,565
Accounts receivable (less allowances of $7,006 and $3,522, respectively)	36,121	11,819
Inventory	34,376	25,500
Deferred tax assets — current	2,115	1,996
Prepaid expenses	1,001	799

Total current assets	77,095	64,786

Property, plant and equipment, at cost	13,275	12,805
Less accumulated depreciation and amortization	9,169	8,822

Net property, plant and equipment	4,106	3,983

Deferred tax assets — noncurrent	4,281	4,303
Goodwill	15,510	15,510
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $1,498 and $1,059, respectively)	14,816	15,253
Other assets	2,749	2,944

Total assets	$127,757	$115,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$4,750	$1,750
Current installments of long-term debt	4,286	4,285
Accounts payable	8,186	10,118
Accrued expenses	7,142	1,947

Total current liabilities	24,364	18,100

Long-term debt	23,571	24,286
Accrued retirement costs and other	11,111	11,070

Total liabilities	59,046	53,456

Commitments and contingent liabilities (note 15)	—	—

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,055 and 11,053 shares, respectively (excluding treasury shares of 1,048 and 1,047, respectively)	11,055	11,053
Additional capital in excess of par value	20,492	20,271
Accumulated other comprehensive loss	(10,387)	(10,242)
Retained earnings	47,551	41,441

Total shareholders’ equity	68,711	62,523

Total liabilities and shareholders’ equity	$127,757	$115,979

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	First Quarter
	Fiscal 2012	Fiscal 2011
	(unaudited)	(unaudited)
Net sales	$50,230	$36,269
Cost of sales	27,977	22,073

Gross profit	22,253	14,196
Selling, general and administrative expenses	10,880	7,772

Operating profit	11,373	6,424
Other income	87	109
Interest income	9	54
Interest expense	(264)	(24)

Earnings, before income taxes	11,205	6,563
Income tax expense	4,315	2,460

Net earnings	$6,890	$4,103

Net earnings per common share
Basic	$0.62	$0.37

Diluted	$0.61	$0.37

Weighted average number of common shares outstanding
Basic	11,137	11,044

Diluted	11,305	11,151

Common shares outstanding at end of period	11,055	10,985

Cash dividends declared per common share	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	First Quarter
	Fiscal 2012	Fiscal 2011
	(unaudited)	(unaudited)
Operating activities:
Net earnings	$6,890	$4,103
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	792	220
Deferred income tax (benefit) expense	(12)	—
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(19)	(98)
Stock-based compensation expense	219	299
Changes in:
Accounts receivable, net	(24,303)	(18,930)
Inventory	(8,876)	(14,653)
Prepaid expenses and other assets	8	(529)
Accounts payable	(1,584)	9,844
Accrued expenses	4,421	(1,408)
Accrued retirement costs and other	(217)	(270)

Net cash used by operating activities	(22,681)	(21,422)

Investing activities:
Proceeds from the sale of short-term investments	12,705	11,771
Purchases of property, plant and equipment	(814)	(478)

Net cash provided by investing activities	11,891	11,293

Financing activities:
Borrowings from revolving bank facility	3,000	—
Principal repayment of long-term debt	(714)	(24)
Proceeds from stock options exercised	—	36
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	19	98

Net cash provided by financing activities	2,305	110

Net decrease in cash and cash equivalents	(8,485)	(10,019)
Cash and cash equivalents at the beginning of the period	9,107	16,988

Cash and cash equivalents at the end of the period	$622	$6,969

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
1. Basis of Presentation
R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries, including Foot Petals Inc. and Baggallini, Inc. (collectively, the “Company”), in designing, sourcing, marketing and distributing footwear, foot and shoe care products and hand bags, tote bags and other travel accessories. The Company operates in two reportable segments: (1) Footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear, slipper socks and hosiery; and (2) Accessories products including foot and shoe care products, handbags, tote bags and other travel accessories. The Company’s products are sold predominantly in North America in the accessory sections of department stores, chain stores, warehouse clubs, specialty stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The financial information shown in the accompanying condensed consolidated balance sheet as of the end of fiscal 2011 is derived from the Company’s audited consolidated financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s reporting period is a fifty-two week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the first quarter of fiscal 2012 are not necessarily indicative of the annual results that may be expected for fiscal 2012. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 — Financial Statements and Supplementary Data.” of Part II of the 2011 Form 10-K.
2. Fair Value of Financial Instruments
At October 1, 2011, as part of its cash management and investment program, the Company maintained a short-term marketable investment securities portfolio of $2,860 consisting of variable rate demand notes. The marketable investment securities are classified as available-for-sale and are carried at cost, which approximates fair value.
In addition, at October 1, 2011, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term-loan facility entered into by the Company on March 1, 2011. See “Note 8—Derivative Instruments and Hedging Activities” below.
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
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
Cash, cash equivalents, short-term investments, accounts receivable, short-term notes payable, accounts payable and accrued expenses, as reported in the condensed consolidated financial statements, approximate their respective fair values because of the short-term maturity of those instruments. The fair value of the Company’s long-term debt is based on the present value of expected cash flows, considering expected maturity and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value.
The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value) at October 1, 2011:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$2,860	—	$2,860	—
Total	$2,860	—	$2,860	—

Liabilities:
Interest rate contract	$499	—	$499	—
Total	$499	—	$499	—
The following table presents assets and liabilities that are measured at fair value on a recurring basis (including items that are required to be measured at fair value) at July 2, 2011:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$12,073	—	$12,073	—

Total	$12,073	—	$12,073	—

Liabilities:
Interest rate contract	$268	—	$268	—

Total	$268	—	$268	—

Fair value for available for sale securities was based on market observable inputs and the fair value of the interest rate contract was determined based on models utilizing market observable inputs and credit risk.
The Company had no assets or liabilities measured at fair value on a non-recurring basis during the first quarter of fiscal 2012 or the first quarter of fiscal 2011.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
3. Stock-Based Compensation
The Amended and Restated 2005 Long-Term Incentive Plan (the “2005 Plan”) is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan, currently inactive, in which only employees of the Company are eligible to participate. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the original approval of the 2005 Plan. By shareholder action at the 2009 Annual Meeting of Shareholders, the 2005 Plan was amended to provide for an additional 500,000 common shares to be made available for future awards under the 2005 Plan (the “Amended 2005 Plan”).
The Amended 2005 Plan provides for the granting of nonqualified stock options (“NQs”), incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock grants, stock units and cash awards, each as defined in the Amended 2005 Plan. Grants of restricted or unrestricted stock, RSUs and cash awards may also be performance-based awards, as defined in the Amended 2005 Plan.
During the first quarter of fiscal 2012, the Company granted performance-based RSUs to certain members of management; no similar performance-based stock awards were granted in the first quarter of fiscal 2011. Each performance-based RSUs is equivalent to one common share. The number of RSUs eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company at certain established minimum, target and maximum levels, for the fiscal year in which such performance based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of units eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those units will be settled. The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered over the following two-fiscal year periods, with annual pro rata vesting and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled.
Performance-based RSUs will be settled through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on the diluted earnings per share goal set at target level by the Company for fiscal 2012, the number of total eligible performance-based RSUs was computed at 70,650, of which 50% was accounted for as an equity award and 50% was accounted for as a liability award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $10.51. Similarly, the fair value of the liability award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award.
In addition, consistent with its employee compensation policy, the Company granted an aggregate of 23,550 time-based RSUs, which vest in equal annual installments over three years, to certain members of management during the first quarter of fiscal 2012. During the first quarter of fiscal 2011, the Company granted 24,550 time-based RSUs which vest at the end of five-years but will be eligible for accelerated vesting of 20% of the award if pre-set levels of pre-incentive, pre-tax income for a particular year are achieved by the Company. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards.
Under the provisions of FASB ASC 718, the Company recorded, as part of selling, general and administrative expenses, $260 and $299 of stock-based compensation expense for the first quarter of fiscal 2012 and first quarter of fiscal 2011, respectively.
The Company did not grant any stock options during the first quarter of fiscal 2012 or the first quarter of fiscal 2011, but has granted stock options historically at times to certain members of management and non-employee directors. Total compensation cost of stock options granted but not yet vested as of October 1, 2011, was approximately $33, which will be recognized over a weighted-average period of approximately two years.
During the first quarter of fiscal 2012 and the first quarter of fiscal 2011, the Company recognized gross excess tax benefits of $19 and $98, respectively, as additional capital in excess of par value under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
Activity with respect to stock options for the first quarter of fiscal 2012 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at July 2, 2011	22,700	112,800	$6.63
Granted	—	—	—
Exercised	—	—	—
Expired/Cancelled	—	—	—

Outstanding at October 1, 2011	22,700	112,800	$6.63

Options exercisable at October 1, 2011	22,700	100,500

Activity with respect to time-based RSUs for the first quarter of fiscal 2012 was as follows:

	Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at July 2, 2011	319,900	$8.24
Granted	23,550	10.51
Vested	(4,200)	6.48
Forfeited/Cancelled	—	—

Nonvested at October 1, 2011	339,250	$8.42

Activity for the first quarter of fiscal 2012 with respect to performance-based RSUs, with future settlement at vesting in common shares, was as follows:

Number of
	common shares	Grant Date
	underlying RSUs	Fair Value
Nonvested at July 2, 2011	—	—
Granted, estimated at target level	35,325	$10.51
Vested	—	—
Forfeited/Cancelled	—	—

Nonvested at October 1, 2011	35,325	$10.51

During the first quarter of fiscal 2012, an aggregate of 35,325 performance-based RSUs with future settlement at vesting to be made in cash were granted and accounted for as cash settlement awards, for which the fair value of the awards is subject to initial and subsequent periodic revaluation at the end of each reporting period based on the corresponding market price of a common share of the Company.
Total compensation cost of time-based and performance-based compensation awards not yet vested, as of October 1, 2011 was as follows:

	Unrecognized	Weighted-average
	Compensation Cost	period in years
Time-based RSU awards	$1,904	2-3
Performance-based RSU awards (accounted for as equity award)	275	1-2
Performance-based RSU awards (accounted for as cash settlement award)	299	2-3
The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the first quarter of fiscal 2012 and the first quarter of fiscal 2011 was $47 and $806, respectively.
4. Inventories
Inventory by category consisted of the following:

	October 1, 2011	July 2, 2011
Raw materials	$437	$1,097
Finished goods	33,939	24,403

Total inventory	$34,376	$25,500

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
Inventory write-downs, recognized as a part of cost of sales, were $39 and $134 for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively.
5. Goodwill and Other Intangible Assets
The Company uses the acquisition method of accounting for any business acquisitions and recognizes intangible assets separately from goodwill. The acquired assets and assumed liabilities in an acquisition are measured and recognized based on their estimated fair value at the date of acquisition, with goodwill representing the excess of the consideration transferred over the fair value of the identifiable net assets acquired.
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
No impairment indicators were present with regard to goodwill or intangible assets with indefinite useful lives during the first quarter of fiscal 2012.
Other intangible assets included the following:

	October 1, 2011
	Weighted-
	average	Gross
	amortization	Carrying	Accumulated	Net carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(925)	$14,675
Trademarks, patents and fees	5 years	714	(573)	141

Total intangible assets, subject to amortization		$16,314	$(1,498)	$14,816

	July 2, 2011
	Weighted-
	average	Gross
	amortization	Carrying	Accumulated	Net carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(500)	$15,100
Trademarks, patents and fees	5 years	712	(559)	153

Total intangible assets, subject to amortization		$16,312	$(1,059)	$15,253

The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $439 and $13 in the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
6. Accrued expenses
Accrued expenses consisted of the following:

	October 1, 2011	July 2, 2011
Salaries and wages	$1,399	$418
Income and other taxes	3,416	110
Current pension liabilities	685	685
Dividends declared, but not yet paid	774	—
Other	868	734

Total accrued expenses	$7,142	$1,947

7. Income Taxes
Income tax expense for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% (34% in fiscal 2011), respectively, to earnings before income taxes as a result of the following:

	First Quarter
	Fiscal 2012	Fiscal 2011
Computed “expected” tax expense	$3,922	$2,232
State income tax expense, net of federal income tax benefit	423	210
Other, net	(30)	18

Total expense	$4,315	$2,460

Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecast estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2012 could be materially different from the forecasted rate as of the end of the first quarter of fiscal 2012.
Income tax expense for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 were calculated using the estimated annual effective income tax rates for fiscal 2012 and fiscal 2011, respectively.
FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the first quarter of fiscal 2012, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the first quarter of fiscal 2012 or at the end of fiscal 2011.
8. Derivative Instruments and Hedging Activities
The Company may utilize derivative financial instruments to manage exposure to certain risks related to its ongoing operations. The primary risk managed through the use of derivative instruments is interest rate risk. In January 2011, the Company entered into an interest rate contract with an initial notional amount of $15,000 to hedge the changes in cash flows attributable to changes in the LIBOR rate associated with the five-year term loan entered into by the Company in March 2011. Under this interest rate contract, the Company pays a fixed interest rate of 3.94% and receives a variable rate based on LIBOR plus 1.85%. The notional amount of this interest rate contract is required to be 50% of the amount of the term loan through the expiration of its five-year term.
The Company is exposed to counter-party credit risk on any derivative instrument. Accordingly, as part of its risk management policy, the Company maintains strict counter-party credit guidelines and enters into any derivative instrument only with major financial institutions. The Company does not have significant exposure to any counterparty and management believes the risk of loss is remote and, in any event, would not be material.
Refer to “Note 2—Fair Value of Financial Instruments” for additional information regarding the fair value of the derivative instrument.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheet at October 1, 2011:

	Liability Derivative
	Balance Sheet	Fair Value
	Location	(in thousands)
Derivative designated as hedging instrument:
Interest rate contract	Accrued retirement costs and other	$499

		$499

Cash Flow Hedges
The following table summarizes the loss recognized in OCI and the loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during the first quarter ended October 1, 2011. There were no derivative instruments held by the Company during the first quarter ended October 2, 2010.

Loss
			Loss	Location of	(Ineffective
	Loss	Location of Loss	Reclassified	Loss	Portion) and
	Recognized	Reclassified from	from	(Ineffective	Excluded
	in OCI	Accumulated	Accumulated	Portion) and	from
	(Effective	OCI (Effective	OCI	Excluded from	Effectiveness
	Portion)	Portion)	(Effective)	Effectiveness	Testing
For the first quarter of fiscal 2012:
Interest rate contract	$231	Interest expense	$69	Interest expense	$—
The estimated net amount of the loss in accumulated other comprehensive income at October 1, 2011 expected to be reclassified into net earnings within the next twelve months is $204.
9. Employee Retirement Plans
The Company expects to make payments in the aggregate of $1,971 during fiscal 2012 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans (collectively, “SRP”). In the first quarter of fiscal 2012, payments of approximately $418 were made into the ARP and payments of approximately $173 were made to participants in the SRP.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	First Quarter
	Fiscal 2012	Fiscal 2011
Service cost	$—	$—
Interest cost	506	494
Expected return on plan assets	(481)	(511)
Net amortization	347	315

Total pension expense	$372	$298

10. Net Earnings per Common Share
Basic net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period. Diluted net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period, plus, when their effect is dilutive, potential common shares consisting of common shares underlying certain unexercised stock options and unvested time-based and performance-based RSUs.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	First Quarter
	Fiscal 2012	Fiscal 2011
Numerator:
Net earnings	$6,890	$4,103

Denominator:
Weighted-average common shares outstanding	11,137	11,044
Effect of potentially dilutive securities: stock options and RSUs	168	107

Weighted-average common shares outstanding, assuming dilution	11,305	11,151

Basic net earnings per common share	$0.62	$0.37

Diluted net earnings per common share	$0.61	$0.37

The Company excluded stock options to purchase approximately 12 thousand common shares from the calculation of diluted net earnings per share for the first quarter of fiscal 2012, due to the anti-dilutive nature of these stock options measured using the average market prices of the underlying common shares. All stock options outstanding as of October 2, 2010 were dilutive and were included in the calculation of the potentially dilutive securities for the first quarter of fiscal 2011.
11. Comprehensive Income (Loss)
Comprehensive income (loss), which is reflected as a component of shareholders’ equity, includes net earnings and fair value adjustments on the interest rate contract as follows:

	First Quarter
	Fiscal 2012	Fiscal 2011
Net earnings	$6,890	$4,103
Interest rate contract fair value adjustments, net of tax	(145)	—

Total comprehensive income	$6,745	$4,103

Accumulated other comprehensive loss as of October 1, 2011 and July 2, 2011 was $10,387 and $10,242, respectively.
12. Changes in Equity
The following table provides a summary of the changes in total equity for the first quarter of fiscal 2012:

			Accumulated
		Additional	other		Net
	Common	capital in excess	comprehensive	Retained	shareholders’
	shares	of par value	loss	earnings	equity
Balance at July 2, 2011	$11,053	$20,271	$(10,242)	$41,441	$62,523
Net earnings	—	—	—	6,890	6,890
Stock-based compensation expense	—	219	—	—	219
Stock-based compensation tax benefit realized	—	19	—	—	19
Other comprehensive loss on interest rate contract, net of tax of $86	—	—	(145)	—	(145)
Restricted stock units vested and stock options exercised	2	(17)	—	—	(15)
Dividends declared at $0.07 per common share	—	—	—	(780)	(780)

Balance at October 1, 2011	$11,055	$20,492	$(10,387)	$47,551	$68,711

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
13. Segment operations
The Company primarily markets footwear and accessories products sold predominantly in North America and operates with two reportable segments which include: (1) Footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear, slipper socks and hosiery; and (2) Accessories products including shoe and foot care products, handbags, tote bags and other travel accessories. The accounting policies of the reportable segments are the same, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates.
Effective with the first quarter of fiscal 2012, the Company implemented organizational changes in its reporting structure which included the creation of a separate Business Unit President for each operating unit, with each President reporting to the Chief Executive Officer (“CEO”). This Business Unit President has financial performance responsibility for the operating unit. The measure of such segment operating profit was redefined and our internal financial reporting structure changed accordingly.
While many selling, general and administrative (“SGA”) expenses are direct to each operating unit, certain corporate support expenses are incurred and assigned to the respective operating units based on estimated usage of Company services. Operating profit as measured for each segment includes sales, cost of sales, direct and allocated SGA expenses. This segment measure of operating profit or loss, as defined, is the primary indicator of financial performance used by management.
Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily include areas such as the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as expense areas including incentive bonus, severance, stock compensation, pension, professional fees and similar corporate expenses. These unallocated expenses for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 were $2,811 and $1,876, respectively. Segment operating profit, as reported for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, is based on the same definition of operating profit as described above.

First quarter
Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$42,175	$8,055	$—	$50,230
Gross profit	17,644	4,609	—	22,253
Operating profit	12,395	1,789	(2,811)	11,373
Total assets	66,107	50,807	10,843	127,757

First quarter
Fiscal 2010	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$36,269	$—	$—	$36,269
Gross profit	14,196	—	—	14,196
Operating profit	8,300	—	(1,876)	6,424

As of July 2, 2011	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$52,619	$52,506	10,854	$115,979
Unallocated corporate assets comprised corporate assets including building, software, furniture and equipment, as well as long-term deferred tax assets, cash surrender assets associated with insurance policies and other nominal intangible or deposit type assets held by the Company.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2012 and the First Quarter of Fiscal 2011
(dollar amounts in thousands, except per share data)
14. Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of two years following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,629, which is included in other assets in the condensed consolidated balance sheets. Effective in March 2004 and continuing through the end of the first quarter of fiscal 2012, the Company has borrowed $1,750 against the cash surrender value of one of these policies, which is included in short-term notes payable on the accompanying condensed consolidated balance sheet.
15. Commitments and Contingent Liabilities
The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s annual financial position, statement of income and cash flows.
16. Recently Issued Accounting Standards
In August 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This amended accounting guidance was issued intended to simplify how an entity is to test=s goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect to apply the provisions of this update to our fiscal 2012 annual goodwill impairment test, as early adoption is permitted. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.
The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, in June 2011. The ASU will supersede some of the guidance in Topic 220 of the accounting Codification. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. One option involves use of a single statement which must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. The second option involves a two-statement approach, in which an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The prior option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity will be eliminated upon adoption of this new ASU. The amendments in this ASU will be applied retrospectively. For the Company, the amendments are effective for fiscal 2013, and interim periods within that year. Early adoption is permitted, because compliance with the amendments is already permitted. Adoption of this standard change will only affect the presentation format of the Company’s consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

ITEM 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our 2011 Form 10-K.
Unless the context otherwise requires, references in this MD&A to “our”, “us”, “we” or the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries.
Our Company and subsidiaries, Foot Petals Inc. and Baggallini, Inc., are engaged in designing, sourcing, marketing and distributing footwear; foot and shoe care products; and hand bags, tote bags and other travel accessories. We operate with three operating segments, two of which are aggregated into a single reportable segment. The two reportable segments include: (1) Footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear, slipper socks and hosiery; and (2) Accessories products including foot and shoe care products, handbags, tote bags and other travel accessories. Our products are sold predominantly in North America in accessory sections of department stores, chain stores, warehouse clubs, specialty stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.
Effective with the first quarter of fiscal 2012, the Company implemented organizational changes in its reporting structure including the creation of a separate Business Unit President for each operating unit, with each President reporting to the Chief Executive Officer (CEO). This Business Unit President has financial performance responsibility for the operating unit. The measure of such operating unit operating profit was redefined and our internal financial reporting structure changed accordingly.
Under this reporting structure, the operating profit or loss measure for an operating unit includes sales, cost of sales, direct and allocated SGA expenses from certain corporate support areas for which expenses incurred are allocated to each operating units based on estimated usage of Company services. Other corporate expenses were deemed applicable to the Company as a whole and are not allocated to any specific operating unit. Such expenses include costs associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors as well as such areas as incentive bonus, stock compensation, pension, professional fees, severance and similar corporate expense areas.
Our Footwear and Accessories segment results reported below for both the first quarter of fiscal 2012 and the first quarter of fiscal 2011 have been presented based on this reporting approach.
All comments made herein relative to period over period comparisons refer to results reported for the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

Consolidated Results of Operations
Listed below are excerpts from our condensed consolidated statement of income for the first quarter:

	First Quarter	% of	First Quarter	% of	Increase/
(all amounts are in 000’s)	of Fiscal 2012	Net Sales	of Fiscal 2011	Net Sales	(Decrease)
Net sales	$50,230	100.0	$36,269	100.0	$13,961
Gross profit	22,253	44.3	14,196	39.1	8,057
Selling, general and administrative (“SGA”) expenses	10,880	21.7	7,772	21.4	3,108
Operating profit	11,373	22.6	6,424	17.7	4,949
Other income	87	0.2	109	0.3	(22)
Interest income	9	0.0	54	0.2	(45)
Interest expense	(264)	(0.5)	(24)	(0.1)	(240)
Earnings, before income taxes	11,205	22.3	6,563	18.1	4,642
Income tax expense	4,315	8.6	2,460	6.8	1,855
Net earnings	6,890	13.7	4,103	11.3	2,787
Consolidated net sales increased by 38.5% due to: (1) $8.1 million in sales from our Accessories segment, which was not reported for the first quarter of fiscal 2011 since we acquired these businesses in the third quarter of fiscal 2011; and (2) increased Footwear segment shipments by $5.9 million, primarily to customers in the domestic and international warehouse club channels and customers in the mass merchandising channel. The overall quarter-over-quarter increase in footwear shipments is primarily timing in nature. We believe that Footwear segment shipments for the calendar 2011 fall season as a whole will be relatively comparable to those levels achieved for the calendar 2010 fall season.
Consolidated gross profit dollars increased by 56.8% due to the gross profit contribution of $4.6 million from the Accessories segment during the period, increased shipments by the Footwear segment and the non-recurrence of costs associated with expediting product, which our Footwear segment experienced during the first quarter of fiscal 2011. The quarter-over-quarter increase in gross profit as a percentage of net sales was due to the higher margin sales reported from the Accessories segment and the benefit of non-recurring costs incurred during the first quarter of fiscal 2011 associated with expediting product to Footwear segment customers.
Consolidated SGA expenses increased by 40.0%, due primarily to expenses associated with our Accessories segment businesses acquired in the third quarter of fiscal 2011, and which were reported with a total of $2.8 million of SGA expense.
Consolidated interest expense was higher due to the additional term-debt we incurred in support of the acquisitions made in fiscal 2011. Other income and interest income were nominally lower for the period.
The effective tax rates for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 were 38.5% and 37.5%, respectively. Changes to rates quarter-over-quarter reflected primarily the impact from:(i) a higher federal income tax rate based on our expected taxable income for fiscal 2012; (ii) net effect of higher state income tax rates associated with our Accessories segment businesses; and (iii) certain permanent tax items, such as differences in investment income on cash surrender asset values of two insurance policies owned by the Company.
Based on the results of operations noted above, we reported consolidated net earnings of $6.9 million or $0.61 per diluted common share for the first quarter of fiscal 2012 and consolidated net earnings of $4.1 million or $0.37 per diluted common share for the first quarter of fiscal 2011.
Results of Operations — Footwear segment
Our Footwear segment encompasses designing, sourcing, marketing and distributing footwear products. We define footwear as a product category that includes primarily slippers, sandals and hybrid and active fashion footwear. Our footwear products are sold in North America primarily in the accessory sections of department stores, chain stores, warehouse clubs, discount stores and mass merchandising channels of distribution.

Selected financial results for the first quarter of fiscal 2012 and fiscal 2011 are:

	First Quarter	% of	First Quarter	% of
(all amounts are in 000’s)	of Fiscal 2012	Net Sales	of Fiscal 2011	Net Sales	Increase
Net sales	$42,175	100.0	$36,269	100.0	$5,906
Gross profit	17,644	41.8	14,196	39.1	3,448
Operating profit	12,395	29.4	8,300	22.9	4,095
Net sales increased by 16.3% due primarily to higher shipments to customers in the domestic and international warehouse club and to customers in the mass merchandising channel. These increases in shipments are timing in nature, with earlier shipments made to meet customer needs to receive product earlier and was supported through our earlier purchases of inventory. We expect calendar 2011 fall season shipments as a whole to be relatively comparable to shipments reported for the calendar 2010 fall season.
Gross profit increased in both dollars and as a percentage of net sales due primarily to the increase in shipments as described above and to the non-recurrence of costs to expedite product, which we incurred in the first quarter of fiscal 2011.
Footwear segment operating profit for the first quarter increased due primarily to increased shipment volumes and related gross profit as well as improved efficiencies in SGA expense. The net decrease in SGA expense reflected the effect of leveraging existing resources during fiscal 2012 to support the Footwear and Accessories segments, a net decrease in payroll as well as a wide range of other expenses.
Results of Operations — Accessories segment
The Accessories segment, comprised of Foot Petals and Baggallini, encompasses the designing, sourcing, marketing and distribution of a variety of accessory category products. These consumer product offerings range from shoe and foot care products to handbags, tote bags and other travel accessories. These products are sold predominately in North America through customers primarily in the specialty and independent store, television shopping network, e-tailing/internet based retail, upper tier department store, mass merchandising and discount store channels. Our business activity with these customers is primarily replenishment in nature, with sales spread evenly throughout the year. Since these two business acquisitions occurred during the third quarter of fiscal 2011, there were no comparable financial results for first quarter in fiscal 2011.
Selected financial results for the first quarter of fiscal 2012 are shown below:

	First Quarter	% of
(all amounts are in 000’s)	of Fiscal 2012	Net Sales
Net sales	$8,055	100.0
Gross profit	4,609	57.2
Operating profit	1,789	22.2
Net sales for the first quarter included shipments primarily to customers in the specialty and independent store, television shopping network, mass merchandising, department store, internet/E- tailing based retail and other channels. Gross profits on shipments to these customers during the period were consistent with our expectations for this business segment. Accessories segment operating profit reflects SGA expenses incurred related to selling, marketing and distribution activities, and costs incurred in corporate support and amortization expense on intangible assets, which resulted from the acquisition of these businesses.
Results of Operations — Unallocated Corporate Expenses
Certain corporate expenses deemed applicable to the Company as a whole were not allocated to any business segment. Such costs included those associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors as well as such expense areas as incentive bonus expense, stock compensation expense, pension expense, professional fees, severance expense and other similar corporate expense areas. These unallocated costs are shown below:

	First Quarter	First Quarter
(all amounts are in 000’s)	of Fiscal 2012	of Fiscal 2011	Increase
Unallocated corporate expenses	$2,811	$1,876	$935

The $935 thousand quarter-over-quarter increase in unallocated expense was due primarily to higher incentive bonus expense applicable to individuals working in all areas of the Company, the net effect of changes in the value of cash surrender assets held by the Company on certain insurance policies and severance expense related to the anticipated closure of our leased-distribution facility used in the Footwear segment.
Seasonality
Although our various product lines in our Footwear and Accessories segments are sold on a year-round basis, the demand for specific products or styles within our Footwear segment is highly seasonal. For example, the demand for gift-oriented slipper products is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full fiscal year or for future comparable quarters. A majority of our annual shipments are expected to continue to be seasonal in nature both in fiscal 2012 and the foreseeable future.
Looking ahead to the remainder of Fiscal 2012 and beyond
Looking to the remainder of fiscal 2012 and beyond, our strategies are centered on growing market share in existing channels; pursuing new retail opportunities; expanding our business internationally; and continue growing through appropriate acquisitions. We have demonstrated our footwear model over time can perform at or above levels consistent with top quartile performance among our industry peers. We expect to continue to deliver performance that drives growth and long-term shareholder value.
Liquidity and Capital Resources
Our only source of revenue and a primary source of cash flow comes from our operating activities, in addition to funds available through our Revolving Credit Facility, as described further below in the section captioned “Credit Agreement”, subject to its terms. When cash inflows are less than cash outflows, we have access to funds under our Revolving Credit Facility. In addition, we can and have obtained bank borrowings specific to business acquisitions. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations and borrowings under our current or additional credit facilities.
Our liquidity requirements arise from the funding of our working capital needs, which include primarily: inventory; operating expenses; accounts receivable; funding of capital expenditures and business acquisitions; payment of cash dividends and income tax; and repayment of our indebtedness. Generally, most of our product purchases from third-party manufacturers are acquired on an open account basis, and to a significantly lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our Revolving Credit Facility at the time of shipment of the products and reduce the amount available under that facility when issued.
Cash and cash equivalents on hand were approximately $622 thousand at October 1, 2011, compared to $7.0 million at October 2, 2010 and $9.1 million at July 2, 2011. Short-term investments were approximately $2.9 million at October 1, 2011, $16.2 million at October 2, 2010 and $15.6 million at July 2, 2011. The decrease in cash and short-term investments from October 2, 2010 to October, 2011 reflects the effect of the use of internal cash resources to fund business acquisitions made in the third quarter of fiscal 2011.
The $2.9 million in short-term investments held at October 1, 2011 consisted of marketable investment securities in the form of variable rate demand notes and were classified as available-for-sale securities. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology.
Operating Activities
Our operations used approximately $22.7 million and $21.4 million of cash during the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively. The operating cash flows during these periods primarily reflected the impact of timing in our Footwear segment shipments and inventory purchased in each of those periods as well as the timing of collections in accounts receivable and payments for inventory purchases.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 3.2:1 at October 1, 2011, 4.2:1 at October 2, 2010 and 3.6:1 at July 2, 2011. The difference in this ratio from July 2, 2011 to October 1, 2011 reflected primarily the effect of seasonal borrowings incurred during that period. The difference in this ratio from October 2, 2010 to October 1, 2011 reflects the use of cash to fund our acquisitions made in the third quarter of fiscal 2011.
We anticipate that we will continue to fund our operations and meet our debt obligations in the future by primarily using cash generated from operations.
Changes in the primary components of our working capital accounts for the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively, were as follows:
•	The increases in net accounts receivable of $24.3 million and $18.9 million, respectively, primarily reflected the seasonal nature of our Footwear segment. The difference between the change for the first quarter of 2012 and the change for the first quarter of fiscal 2011 reflected primarily the impact of increased shipments from both our Accessories and Footwear segments as well as the timing of customer collections and deductions.

•	Net inventories increased by $8.9 million and $14.7 million, respectively. The change for the first quarter of fiscal 2012 was in line with the seasonal nature of our Footwear segment. The change for the same period in fiscal 2011 reflects the seasonal nature as well as later timing in Footwear segment shipments.

•	Accounts payable decreased by $1.6 million and increased by $9.8 million, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in our Footwear segment and in line with the seasonal nature of that business.

•	Accrued expenses increased by $4.4 million and decreased by $1.4 million, respectively. The increase in accrued expenses in the first quarter of fiscal 2012 was primarily due to higher incentive bonus, income tax and dividend payable accruals. The decrease in accrued expenses during the first quarter of fiscal 2011 was primarily due to the payment during these periods of annual incentive bonuses, which had been accrued as of the end of fiscal 2010.
Investing Activities
Our investing activities during the first quarter of fiscal 2012 and the first quarter of fiscal 2011 provided $11.9 million and $11.3 million in cash, respectively, with the liquidation of short-term investments in order to fund the seasonal growth of our working capital assets, namely accounts receivable and inventory.
Financing Activities
Financing activities during the first quarter of fiscal 2012 and the first quarter of fiscal 2011 provided $2.3 million and $110 thousand, in cash, respectively. During the first quarter in fiscal 2012, we borrowed $3 million from our Revolving Credit Facility in order to fund the growth of accounts receivable and inventory associated with the seasonality of our Footwear segment and made $714 thousand of principal payments on our long-term debt.
2012 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Revolving Credit Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2012.
Credit Agreement
Under the terms of a bank facility (“Bank Facility”) entered into on March 1, 2011, The Huntington National Bank (“Huntington”) is obligated to advance funds to us for a period of three years under a revolving credit facility (“Revolving Credit Facility”). We may have outstanding indebtedness of up to $5 million under the Revolving Credit Facility from January through June of each calendar year and up to $10 million from July through December of each calendar year. The availability under the Revolving Credit Facility includes a $1.5 million sub-facility for letters of credit. Under the terms of the Bank Facility, we may request that Huntington increase the Revolving Credit Facility by an amount of up to $5 million. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, the Company will pay a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, and paid a one-time $25 thousand facility fee in connection with the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must not have any outstanding borrowings for at least 30 consecutive days commencing on July 1 and continuing through June 30 of the following year.

Under the terms of the Bank Facility, Huntington provided us $30 million under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15 million on March 1, 2011 and the remaining $15 million on March 31, 2011. We began paying monthly principal payments in the amount of $357 thousand, together with accrued interest, beginning on April 1, 2011, with the remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate on the Term Loan Facility is a rate equal to LIBOR plus 1.85%. In conjunction with the Bank Facility, we entered into an interest rate contract that provided for a fixed interest rate of 3.94% on a notional amount of at least 50% of the outstanding principal balance of the term loan.
We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility; this fee is being amortized over the term of the term loan. The applicable interest rate on the Term Loan Facility at October 1, 2011 was 2.09%, assuming a 30-day LIBOR rate of 0.24% on that date.
Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated quarterly beginning with the fiscal quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At October 1, 2011, we were in compliance with all these financial covenants.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
At October 1, 2011, we reported $4.3 million as the current portion of long-term debt. The term loan has a seven-year amortization schedule, and we are obligated to make interest and principal payments over the five-year term of the loan, with a final payment for the balance remaining due at the end of the five-year term.
During fiscal 2011 as noted above, we entered into an interest rate contract, with an initial notional amount of $15 million, which extends through the five-year period of the term loan obtained in fiscal 2011 and used to fund our business acquisitions. This interest rate contract has a fixed interest rate of 3.94% and extends over the period of the term loan with a notional amount that will adjust over time to an amount approximating fifty percent of the outstanding term loan balance. This interest rate contract has been accounted for as an effective cash flow hedge for a portion of the term loan.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2011, other than routine payments and obligations under the Bank Facility. For more detail on our contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources — Other Matters Impacting Liquidity and Capital Resources — Contractual Obligations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2011 Form 10-K.
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
In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the first quarter of fiscal 2012, we recognized favorable reserve adjustments that benefited our earnings before income tax by $207 thousand, related to our Footwear segment customer incentive reserves of $2.4 million established at July 2, 2011. During the first quarter of fiscal 2011, we recognized favorable reserve adjustments that benefited our earnings before income tax by $386 thousand related to our Footwear segment customer incentive reserves of $1.8 million established at July 3, 2010.
We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the first quarter of fiscal 2012 or during the first quarter of fiscal 2011.
b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the first quarter of fiscal 2012 and the first quarter of fiscal 2011, there were no significant write-downs to inventory recorded.
c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the first quarter of fiscal 2012 or at the end of fiscal 2011 at the Federal, state or local tax levels.
d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan.

These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year, and we monitor these assumptions over the course of the fiscal year.
e)	We review the carrying value of our long-lived assets including property, plant and equipment and intangible assets with finite useful lives for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of income. There were no impairment indicators present during the first quarter of fiscal 2012.
Goodwill and intangible assets with indefinite lives are not amortized, but instead will be tested for impairment annually, during the Company’s second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the reporting level. The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of operations. No impairment indicators were present with regard to our goodwill or intangible assets with indefinite useful lives during the first quarter of fiscal 2012.
f)	We manage interest rate volatility on our floating interest-rate term debt borrowing. As a result of interest rate fluctuations, cash flow requirements on floating rate borrowings increase or decrease and impact both expected cash outflows as well as interest expense over time. We use a derivative instrument, an interest rate contract, as part of our interest rate risk management strategy to manage cash flow exposure from changes in interest rates. An interest rate contract generally involves the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Under an interest rate contract, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. A derivative instrument deemed highly effective qualifies for hedge accounting treatment under generally accepted accounting standards, and accordingly, the effective portion of unrea7lized gains and losses on interest rate swaps is deferred as a component of accumulated other comprehensive income (loss). Any deferred portion is a component of interest expense when we incur the interest expense. Any ineffective portion is directly recorded as a component of interest expense.
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
g)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.” of Part II of our 2011 Form 10-K.
Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimates.
Recently Issued Accounting Standards
See “Note 16-Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for any recently issued but not yet adopted accounting standards that could have a significant effect on the Company when they are implemented.

ITEM 3	— Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During fiscal 2011 and through the first quarter of fiscal 2012, substantially all of our sales and all of our purchases were denominated in U.S. Dollars, and accordingly, we did not have any foreign currency risk during the first quarter of fiscal 2012.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At October 1, 2011, we had $3 million in borrowings outstanding under our Revolving Credit Facility. We had $27.9 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% on fifty percent of the loan balance and an interest rate equal to LIBOR plus 1.85% that applies to the remainder of the loan balance under the Term Loan Facility.
Interest rate changes can impact interest expense on the unhedged portion of the term loan, the level of earnings from short-term investments and the measurement of pension liabilities, which measurement is performed on an annual basis.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended October 1, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
No response required.

Item 1A.	Risk Factors
Please see the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 at the front of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of Part I of our 2011 Form 10-K for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of our 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) Not applicable
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b — 18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended October 1, 2011. R.G. Barry Corporation does not currently have in effect a publicly announced repurchase plan or program.

Item 3.	Defaults Upon Senior Securities
(a), (b) Not Applicable

Item 4. (Removed and Reserved)

Item 5. Other Information-Submission of Matters to a Vote of Security Holders
R.G. Barry Corporation’s 2011 Annual Meeting Shareholders was held on November 3, 2011. A total of 11,052,515 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 9,983,377 common shares, or 90.3% of the outstanding common shares entitled to vote, were represented in person or by proxy. The Final voting results for each proposal are set forth below:
Proposal #001- The shareholders elected the following individuals to serve as directors for two-year terms expiring at the 2013 Annual Meeting of Shareholders:
David Lauer                   For: 7,085,834   Withheld: 147,683   Broker Non-Votes: 2,749,860
David Nichols                For: 7,189,010   Withheld: 44,507     Broker Non-Votes: 2,749,860
Thomas Von Lehman    For: 6,871,991   Withheld: 361,526   Broker Non-Votes: 2,749,860
Gordon Zacks                For: 6,313,464   Withheld: 920,053   Broker Non-Votes: 2,749,860
Proposal #002: Recommend frequency of advisory resolution on executive compensation
For 1 Year: 6,864,795 For 2 Years: 24,865 For 3 Years: 339,463 Abstained: 4,394 Broker Non-Votes: 2,749,860

Proposal #003: To approve advisory resolution on executive compensation
For: 6,857,739 Against: 363,979 Abstain: 11,799 Broker Non-Votes: 2,749,860

Proposal #004: Ratify KPMG LLP as independent registered public accountant
For: 9,677,313 Against: 276,866 Abstain: 29,198 Broker Non-votes: None
In addition to the individuals elected at the 2011 Annual Meeting of Shareholders, directors whose terms of office continued after the Annual Meeting are (i) Nicholas DiPaolo, Janice Page, Greg Tunney and Harvey Weinberg, all of whose terms expire at the 2012 Annual Meeting of Shareholders.
In accordance with the Board of Directors’s recommendation and the voting results on Proposal 2, the Board of Directors had determined that R.G. Barry Corporation will hold future votes on executive compensation annually.

Item 6.	Exhibits
See Index to Exhibits at page 28 and 29.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant
Date: November 9, 2011	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

4.1	First Amendment to the Rights Agreement, dated as of August 15, 2011, among R.G. Barry Corporation, The Bank of New York Mellon Corporation, as the former rights agent, and Broadridge Corporate Issuer Solutions, Inc., as the successor rights agent, relating to the Rights Agreement, dated as of May 1, 2009.	Incorporated herein by reference to Exhibit 4.1 to the Current Report on 8-K of R.G. Barry Corporation dated and filed on August 19, 2011 (SEC File No. 001-08769)

10.1	Distribution Agreement, entered into as of February 13, 2009, between R.G. Barry Corporation and UTi, Integrated Logistics, Inc. (now known as UTi Integrated Logistics, LLC.) *	Filed herewith *

10.2	Amendment One to Distribution Agreement, dated as of August 22, 2011 between R.G. Barry Corporation and as of August 24, 2011 by UTi, Integrated Logistics, LLC (formerly known as UTi Integrated Logistics, Inc.) *	Filed herewith *

10.3	Form of Performance-Based Restricted Stock Unit and Performance-Based Cash Award Agreement under the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan, entered into to evidence grant of a performance-based award of resstricted stock units and performance-based cash awards effective as of September 26, 2011	Filed herewith

10.4	Fiscal 2012 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of R.G. Barry Corporation for the fiscal year ended July 2, 2011 (SEC File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

*	Certain portions of this Exhibit have been omitted based upon a request for confidential treatment filed with the Securities and Exchange Commission (the “SEC”). The non-public information has been filed separately with the SEC in connection with that request.

R.G. BARRY CORPORATION
INDEX TO EXHIBITS
(continued)
#— Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):
(i)	Condensed Consolidated Balance Sheets at October 1, 2011 and July 2, 2011;

(ii)	Condensed Consolidated Statements of Income for the first quarter of fiscal 2012 and the first quarter of fiscal 2011;

(iii)	Condensed Consolidated Statements of Cash Flows for the first quarter of fiscal 2012 and the first quarter of fiscal 2011; and

(iv)	Notes to Condensed Consolidated Financial Statements for the first quarter of fiscal 2012 and the first quarter of fiscal 2011
In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those Sections.