Form 10-Q
period 2011-12-31
BARRY R G CORP /OH/
filed 2012-02-08
CIK 749872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1 Par Value, Outstanding as of February 8, 2012 – 11,135,723

Index to Exhibits at page 31

R.G. BARRY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Second Quarter of Fiscal 2012

(Period Ended December 31, 2011)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; our ability to implement new enterprise resource information systems; the unexpected loss of any of the skills and experience of any of our senior officers; our ability to successfully integrate any new business acquisitions; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011 (the “2011 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2011 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.

Definitions

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

Second quarter of fiscal 2012	13 weeks ended December 31, 2011
Second quarter of fiscal 2011	13 weeks ended January 1, 2011

First half of fiscal 2012 First half of fiscal 2011	26 weeks ended December 31, 2011 26 weeks ended January 1, 2011

Fiscal 2012	52 weeks ending June 30, 2012
Fiscal 2011	52 weeks ended July 2, 2011

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	September 30,
	December 31, 2011	July 2, 2011
	(unaudited)

ASSETS
Cash and cash equivalents	$10,511	$9,107
Short-term investments	25,699	15,565
Accounts receivable (less allowances of $10,651 and $3,522, respectively)	20,280	11,819
Inventory	18,889	25,500
Deferred tax assets – current	2,115	1,996
Prepaid expenses	1,069	799

Total current assets	78,563	64,786

Property, plant and equipment, at cost	13,779	12,805
Less accumulated depreciation and amortization	9,515	8,822

Net property, plant and equipment	4,264	3,983

Deferred tax assets – noncurrent	4,118	4,303
Goodwill	15,510	15,510
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $1,924 and $1,059, respectively)	14,394	15,253
Other assets	2,866	2,944

Total assets	$128,915	$115,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	4,285	4,285
Accounts payable	5,763	10,118
Accrued expenses	8,524	1,947

Total current liabilities	20,322	18,100

Long-term debt	22,500	24,286
Accrued retirement costs and other	10,801	11,070

Total liabilities	53,623	53,456

Commitments and contingent liabilities (note 16)	—	—

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series I Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,136 and 11,053 shares, respectively (excluding treasury shares of 1,048 and 1,047, respectively)	11,136	11,053
Additional capital in excess of par value	21,410	20,271
Accumulated other comprehensive loss	(10,370)	(10,242)
Retained earnings	53,116	41,441

Total shareholders’ equity	75,292	62,523

Total liabilities and shareholders’ equity	$128,915	$115,979

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Second Quarter		First Half
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$55,599	$49,660	$105,829	$85,929
Cost of sales	32,602	32,431	60,579	54,503

Gross profit	22,997	17,229	45,250	31,426
Selling, general and administrative expenses	12,415	10,537	23,295	18,309

Operating profit	10,582	6,692	21,955	13,117
Other income	88	84	175	193
Interest income	21	37	30	91
Interest expense	(210)	(23)	(474)	(48)

Earnings, before income taxes	10,481	6,790	21,686	13,353
Income tax expense	4,130	2,478	8,445	4,937

Net earnings	$6,351	$4,312	$13,241	$8,416

Net earnings per common share
Basic	$0.57	$0.39	$1.19	$0.76

Diluted	$0.56	$0.38	$1.17	$0.75

Weighted average number of common shares outstanding
Basic	11,179	11,090	11,157	11,067

Diluted	11,364	11,220	11,335	11,194

Common shares outstanding at end of period	11,136	11,039	11,136	11,039

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,
	First Half Fiscal 2012	First Half Fiscal 2011
	(unaudited)	(unaudited)

Operating activities:
Net earnings	$13,241	$8,416
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,541	463
Deferred income tax expense	140	—
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(72)	(122)
Stock-based compensation expense	752	766
Changes in:
Accounts receivable, net	(8,462)	(5,736)
Inventory	6,611	(2,608)
Prepaid expenses and other assets	(180)	236
Accounts payable	(4,007)	3,450
Accrued expenses	6,649	(1,820)
Accrued retirement costs and other	(499)	(260)

Net cash provided by operating activities	15,714	2,785

Investing activities:
Proceeds from the sale of short-term investments	12,982	15,347
Purchases of short-term investments	(23,116)	(2,390)
Purchases of property, plant and equipment	(1,323)	(651)

Net cash (used) provided by investing activities	(11,457)	12,306

Financing activities:
Borrowings from revolving bank facility	3,000	—
Payment of borrowings from revolving bank facility	(3,000)	—
Principal repayment of long-term debt	(1,786)	(48)
Proceeds from stock options exercised	414	36
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	72	122
Dividends paid	(1,553)	(1,546)

Net cash used by financing activities	(2,853)	(1,436)

Net increase in cash and cash equivalents	1,404	13,655
Cash and cash equivalents at the beginning of the period	9,107	16,988

Cash and cash equivalents at the end of the period	$10,511	$30,643

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

1. Basis of Presentation

R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries, including Foot Petals, Inc. and Baggallini, Inc. (collectively, the “Company”), in designing, sourcing, marketing and distributing footwear, foot and shoe care products and hand bags, tote bags and other travel accessories. The Company operates in two reportable segments: (1) Footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear, slipper socks and hosiery; and (2) Accessories products including foot and shoe care products, handbags, tote bags and other travel accessories. The Company’s products are sold predominantly in North America in the accessory sections of department stores, chain stores, warehouse clubs, specialty stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.

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

The Company’s reporting period is a fifty-two-week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the second quarter and the first half of fiscal 2012 are not necessarily indicative of the annual results that may be expected for fiscal 2012. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8—Financial Statements and Supplementary Data.” of Part II of the 2011 Form 10-K.

2. Fair Value of Financial Instruments

At December 31, 2011, as part of its cash management and investment program, the Company maintained a portfolio of $25,699 in short-term investments, comprised of $6,475 of marketable investment securities in the form of variable rate demand notes and $19,224 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and consist of corporate bonds and commercial paper, which have individual maturity dates ranging from February 2012 to August 2012. Held-to-maturity debt securities are those debt securities as to which the Company has the ability and intent to hold until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

In addition, at December 31, 2011, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term-loan facility entered into by the Company in March 2011. See “Note 9—Derivative Instruments and Hedging Activities” below.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that are required to be measured at fair value) at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$6,475	—	$6,475	—

Total	$6,475	—	$6,475	—

Liabilities:
Interest rate contract	$473	—	$473	—

Total	$473	—	$473	—

The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that are required to be measured at fair value) at July 2, 2011:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$12,073	—	$12,073	—

Total	$12,073	—	$12,073	—

Liabilities:
Interest rate contract	$268	—	$268	—

Total	$268	—	$268	—

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

Fair value for available-for-sale securities was based on market observable inputs and the fair value of the interest rate contract was determined based on models utilizing market observable inputs and credit risk.

The Company had no assets or liabilities measured at fair value on a non-recurring basis during the first half of fiscal 2012 or the first half of fiscal 2011.

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

During the first quarter of fiscal 2012, the Company granted performance-based RSUs to certain members of management; no similar performance-based stock awards were granted in the second quarter of fiscal 2012 or in the first half of fiscal 2011. Each performance-based RSU is equivalent to one common share. The number of RSUs eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company at certain established minimum, target and maximum levels, for the fiscal year in which such performance-based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of units eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those units will be settled. The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered to the Company over the following two-fiscal year periods, with annual pro rata vesting and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled.

Performance-based RSUs will be settled through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on expected diluted earnings per share by the Company for fiscal 2012, the number of total eligible performance-based RSUs was computed at 73,560, of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $10.51. Similarly, the fair value of the cash settlement award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award.

In addition, consistent with its employee compensation policy, the Company granted an aggregate of 23,550 time-based RSUs, which vest in equal annual installments over three years, to certain members of management during the first quarter of fiscal 2012; no similar grants were made during the second quarter of fiscal 2012. During the first quarter of fiscal 2011, the Company granted 124,500 time-based RSUs which vest at the end of five-years but will be eligible for accelerated vesting of 20% of the award if pre-set levels of pre-incentive, pre-tax income for a particular year are achieved by the Company; no similar grants were made in the second quarter of fiscal 2011 or the first half of fiscal 2012. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards.

Consistent with its non-employee directors compensation policy, the Company also awarded an aggregate of 20,370 and 25,100 unrestricted common shares with immediate vesting to the non-employee directors of R.G. Barry Corporation during the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively. The fair value of these awards of common shares was $257

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

for the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively. The fair value was based on the market price of the Company’s common shares at the date of grant for each award, and was included as part of the total stock-based compensation expense cited below.

Under the provisions of FASB ASC 718, the Company recognized, as part of selling, general and administrative expenses, $613 and $873 of stock-based compensation expense for the second quarter and the first half of fiscal 2012, respectively. The Company recognized $467 and $766 of stock-based compensation expense for the second quarter and the first half of fiscal 2011, respectively.

The Company did not grant any stock options during the first half of fiscal 2012 or the first half of fiscal 2011, but has granted stock options historically at times to certain members of management and non-employee directors. Total compensation cost of stock options granted but not yet vested as of December 31, 2011, was approximately $29, which will be recognized over a weighted-average period of approximately two years.

During the second quarter of fiscal 2012 and the second quarter of fiscal 2011, the Company recognized gross excess tax benefits of $60 and $24, respectively. During the first half of fiscal 2012 and the first half of fiscal 2011, the Company recognized gross excess tax benefits of $72 and $122, respectively, as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.

Activity with respect to stock options for the first half of fiscal 2012 was as follows:

	September 30,	September 30,	September 30,
	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at July 2, 2011	22,700	112,800	$6.63
Granted	—	—	—
Exercised	—	62,800	6.58
Expired/Cancelled	—	—	—

Outstanding at December 31, 2011	22,700	50,000	$6.67

Options exercisable at December 31, 2011	22,700	37,700

Activity with respect to time-based RSUs for the first half of fiscal 2012 was as follows:

	September 30,	September 30,
	Number of common shares underlying RSUs	Grant Date Fair Value
Nonvested at July 2, 2011	319,900	$8.24
Granted	23,550	10.51
Vested	(4,200)	6.18
Forfeited/Cancelled	(6,500)	7.92

Nonvested at December 31, 2011	332,750	$8.43

Activity for the first half of fiscal 2012 with respect to performance-based RSUs, with future settlement at vesting in common shares, was as follows:

	September 30,	September 30,
	Number of common shares underlying RSUs	Grant Date Fair Value
Nonvested at July 2, 2011	—	—
Granted, estimated based on expected diluted earnings per share for the Company for fiscal 2012	36,780	$10.51
Vested	—	—
Forfeited/Cancelled	—	—

Nonvested at December 31, 2011	36,780	$10.51

During the first half of fiscal 2012, an aggregate of 36,780 performance-based RSUs with future settlement at vesting to be made in cash were granted (based on expected diluted earnings per share by the Company for fiscal 2012) and accounted for as cash settlement awards, for which the fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each reporting period based on the corresponding market price of a common share of the Company.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

Total compensation cost of time-based and performance-based compensation awards not yet vested, as of December 31, 2011 was as follows:

	September 30,	September 30,
	Unrecognized Compensation Cost	Weighted-average period in years
Time-based RSU awards	$1,807	2-3
Performance-based RSU awards (accounted for as equity award)	197	1-2
Performance-based RSU awards (accounted for as cash settlement award)	268	2-3

The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the first half of fiscal 2012 and the first half of fiscal 2011 was $437 and $1,320, respectively.

4. Accounts Receivable Reserves

Activity with respect to accounts receivable reserves for the first half of fiscal 2012 and the first half of fiscal 2011 were as follows:

	September 30,	September 30,
	First Half of Fiscal 2012	First Half of Fiscal 2011
Accounts receivable reserves at beginning of fiscal year	$3,522	$3,446
Customer incentive, coop advertising and return allowance accruals	12,862	14,199
Deductions and other charges to reserves	(5,041)	(3,951)
Other adjustments to reserves	(692)	(1,597)

Accounts receivable reserves at end of first half of fiscal year	$10,651	$12,097

Other adjustments to reserves in the table above reflected the difference between estimates made at the end of the respective preceding fiscal year and actual claims as processed during the following six-month period of the subsequent fiscal year.

5. Inventories

Inventory by category consisted of the following:

	September 30,	September 30,
	December 31, 2011	July 2, 2011
Raw materials	$96	$1,097
Finished goods	18,793	24,403

Total inventory	$18,889	$25,500

Inventory write-downs, recognized as a part of cost of sales, were $358 and $560 for the second quarter of fiscal 2012 and second quarter of fiscal 2011, respectively, and $396 and $694 for the first half of fiscal 2012 and first half of fiscal 2011, respectively.

6. Goodwill and Other Intangible Assets

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

Purchased goodwill and intangible assets with indefinite lives, such as trade names, are not amortized, but instead is tested for impairment annually, during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. The Company’s impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, is primarily based on cash flow models that require significant judgment and assumptions about future trends, revenue and expense growth rates, and in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcome of the impairment tests performed.

During the second quarter of fiscal 2012, the Company completed the annual impairment test of goodwill and intangible assets with indefinite lives, under the provisions of FASB ASC 350. The estimated fair value of each reporting unit exceeded their respective carrying value as of the end of the fiscal month of October of fiscal 2012 and there was no goodwill or intangible assets impairment indicated.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

Other intangible assets included the following:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Weighted- average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(1,349)	$14,251
Trademarks, patents and fees	5 years	718	(575)	143

Total intangible assets, subject to amortization		$16,318	$(1,924)	$14,394

	September 30,	September 30,	September 30,	September 30,
	July 2, 2011
	Weighted- average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(500)	$15,100
Trademarks, patents and fees	5 years	712	(559)	153

Total intangible assets, subject to amortization		$16,312	$(1,059)	$15,253

The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $427 and $18 in the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively. For the first half of 2012 and the first half of fiscal 2011, respectively, the Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $866 and $35 and reported that expense as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

7. Accrued expenses

Accrued expenses consisted of the following:

	September 30,	September 30,
	December 31, 2011	July 2, 2011
Salaries and wages	$2,560	$418
Income and other taxes	4,448	110
Current pension liabilities	685	685
Other	831	734

Total accrued expenses	$8,524	$1,947

8. Income Taxes

Income tax expense for the second quarter and first half of fiscal 2012 and the second quarter and first half of fiscal 2011 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in fiscal 2012 and 34% in fiscal 2011, respectively, to earnings before income taxes as a result of the following:

	September 30,	September 30,	September 30,	September 30,
	Second Quarter		First Half
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
Computed “expected” tax expense	$3,668	$2,309	$7,590	$4,540
State income tax expense, net of federal income tax benefit	391	214	814	424
Other, net	71	(45)	41	(27)

Total expense	$4,130	$2,478	$8,445	$4,937

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2012 could be materially different from the forecasted rate as of the end of the first half of fiscal 2012.

Income tax expense for the second quarter and first half of fiscal 2012 and the second quarter and first half of fiscal 2011 were calculated using the estimated annual effective income tax rates of 38.9% for fiscal 2012 and of 37.0% for fiscal 2011, respectively.

FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the first half of fiscal 2012, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the first half of fiscal 2012 or at the end of fiscal 2011.

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

The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheet at December 31, 2011:

	September 30,	September 30,
	Liability Derivative
	Balance Sheet Location	Fair Value (in thousands)
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$190
	Accrued retirement costs and other	$283

		$473

Cash Flow Hedges

The following table summarizes the loss recognized in other comprehensive income (“OCI”) and the loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during the second quarter and the first half of fiscal 2012. There were no derivative instruments held by the Company during the second quarter or first half of fiscal 2011.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Loss (Gain) Recognized in OCI (Effective Portion)	Location of Loss (Gain) Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) and Excluded from Effectiveness Testing	Loss (Ineffective Portion) and Excluded from Effectiveness Testing
For the second quarter of fiscal 2012:
Interest rate contract	$(26)	Interest expense	$64	Interest expense	$—
For the first half of fiscal 2012:
Interest rate contract	$205	Interest expense	$133	Interest expense	$—

The estimated net amount of the loss in accumulated OCI at December 31, 2011 expected to be reclassified into the consolidated statement of income within the next twelve months is $190.

10. Employee Retirement Plans

The Company expects to make payments in the aggregate of $1,975 during fiscal 2012 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans (collectively, “SRP”). In the first half of fiscal 2012, contributions of $697 were made into the ARP and payments of $346 were made to participants in the SRP.

The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	September 30,	September 30,	September 30,	September 30,
	Second Quarter		First Half
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
Service cost	$—	$—	$—	$—
Interest cost	505	494	1,011	986
Expected return on plan assets	(481)	(511)	(962)	(1,021)
Net amortization	348	315	695	631

Total pension expense	$372	$298	$744	$596

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

The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	September 30,	September 30,	September 30,	September 30,
	Second Quarter		First Half
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
Numerator:
Net earnings	$6,351	$4,312	$13,241	$8,416

Denominator:
Weighted-average common shares outstanding	11,179	11,090	11,157	11,067
Effect of potentially dilutive securities: stock options and RSUs	185	130	177	127

Weighted-average common shares outstanding, assuming dilution	11,364	11,220	11,334	11,194

Basic net earnings per common share	$0.57	$0.39	$1.19	$0.76

Diluted net earnings per common share	$0.56	$0.38	$1.17	$0.75

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

The Company excluded stock options to purchase approximately five thousand common shares from the calculation of diluted net earnings per share for the second quarter of fiscal 2012, due to the anti-dilutive nature of these stock options measured using the average market prices of the underlying common shares. All stock options outstanding as of January 1, 2011 were dilutive and were included in the calculation of the potentially dilutive securities for the second quarter and first half of fiscal 2011.

12. Comprehensive Income (Loss)

Comprehensive income (loss), which is reflected as a component of shareholders’ equity, includes net earnings and fair value adjustments on the interest rate contract as follows:

	September 30,	September 30,	September 30,	September 30,
	Second Quarter		First Half
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
Net earnings	$6,351	$4,312	$13,241	$8,416
Interest rate contract fair value adjustments, net of tax	17	—	(128)	—

Total comprehensive income	$6,368	$4,312	$13,113	$8,416

Accumulated other comprehensive loss as of December 31, 2011 and July 2, 2011 was $10,370 and $10,242, respectively.

13. Changes in Equity

The following table provides a summary of the changes in total equity for the first half of fiscal 2012:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common shares	Additional capital in excess of par value	Accumulated other comprehensive loss	Retained earnings	Net Shareholder’s Equity
Balance at July 2, 2011	$11,053	$20,271	$(10,242)	$41,441	$62,523
Net earnings	—	—	—	13,241	13,241
Stock-based compensation expense	—	531	—	—	531
Stock-based compensation tax benefit realized	—	72	—	—	72
Other comprehensive loss on interest rate contract, net of tax of $77	—	—	(128)	—	(128)
Restricted stock units vested and stock options exercised	83	536	—	—	619
Dividends declared at $0.14 per common share	—	—	—	(1,566)	(1,566)

Balance at December 31, 2011	$11,136	$21,410	$(10,370)	$53,116	$75,292

14. Segment operations

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

Effective with the first quarter of fiscal 2012, the Company implemented organizational changes in its reporting structure which included the creation of a separate Business Unit President for each operating unit, with each President reporting to the Chief Executive Officer (“CEO”) of R.G. Barry Corporation. This Business Unit President has financial performance responsibility for the operating unit. The measure of such segment operating profit was redefined and our internal financial reporting structure changed accordingly.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily include areas such as the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as expense areas including annual accrued incentive, severance, stock compensation, pension, professional fees and similar corporate expenses. Segment operating profit, as reported below, is based on the same definition of operating profit as described above.

	September 30,	September 30,	September 30,	September 30,
Second quarter Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$47,905	$7,694	$—	$55,599
Gross profit	18,457	4,540	—	22,997
Operating profit	12,316	1,588	(3,322)	10,582

First half Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$90,080	$15,749	$—	$105,829
Gross profit	36,101	9,149	—	45,250
Operating profit	24,711	3,378	(6,134)	21,955

Total assets	66,404	51,418	11,093	128,915

Second quarter Fiscal 2011	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$49,660	$—	$—	$49,660
Gross profit	17,229	—	—	17,229
Operating profit	8,165	—	(1,473)	6,692

First half Fiscal 2011	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$85,929	$—	$—	$85,929
Gross profit	31,426	—	—	31,426
Operating profit	16,466	—	(3,349)	13,117

As of July 2, 2011	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$52,427	$52,506	$11,046	$115,979

Unallocated corporate assets comprised corporate assets including building, software, furniture and equipment, as well as long-term deferred tax assets, cash surrender assets associated with insurance policies and other nominal intangible or deposit type assets held by the Company.

Since the Accessories Segment business acquisitions occurred in the third quarter of fiscal 2011, there were no net sales, gross profit or operating profit for either the second quarter or the first half of fiscal 2011 included in the results reported above.

15. Related Party Transactions

Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (“chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of two years following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,747, which is included in other assets in the condensed consolidated balance sheets. Effective in March 2004 and continuing through the end of the second quarter of fiscal 2012, the Company has borrowed $1,750 against the cash surrender value of one of these policies, which is included in short-term notes payable on the accompanying condensed consolidated balance sheet.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter and First Half of Fiscal 2012 and the Second Quarter and First Half of Fiscal 2011

(dollar amounts in thousands, except per share data)

16. Commitments and Contingent Liabilities

The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s annual financial position, statement of income and cash flows.

17. Recently Issued Accounting Standards

In August 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This amended accounting guidance as issued is intended to simplify how an entity is to test goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, in June 2011. The ASU will supersede some of the guidance in Topic 220 of the accounting Codification. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements. One option involves use of a single statement which must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. The second option involves a two-statement approach, in which an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The prior option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity will be eliminated upon adoption of this new ASU. The amendments in this ASU are to be applied retrospectively. For the Company, the amendments are effective for fiscal 2013, and interim periods within that year. Early adoption is permitted, because compliance with the amendments is already permitted. Adoption of this standard change will only affect the presentation format of the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), which deferred the effective date for applying ASU 2011-05 provisions relating to the presentation of separate line items on the income statement for reclassifications of items out of accumulated other comprehensive income into income, in order for the FASB to further evaluate this change in standard before implementation. The deferral is temporary and other provisions of ASU 2011-05 are effective for the Company starting in fiscal 2013 as noted above.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures about offsetting and related arrangements on assets and liabilities to enable users of financial statements to understand the effect of such arrangements on an entity’s financial position as reported. This amendment is effective for fiscal 2014, and adoption of this standard change will only affect the footnote disclosures within consolidated financial statements. Once adopted, these disclosure provisions will apply retrospectively for all comparative periods presented.

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

Our Company and subsidiaries, Foot Petals, Inc. and Baggallini, Inc., are engaged in designing, sourcing, marketing and distributing footwear; foot and shoe care products; and hand bags, tote bags and other travel accessories. We operate with three operating segments, two of which are aggregated into a single reportable segment. The two reportable segments include: (1) Footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear, slipper socks and hosiery; and (2) Accessories products including foot and shoe care products, handbags, tote bags and other travel accessories. Our products are sold predominantly in North America in accessory sections of department stores, chain stores, warehouse clubs, specialty stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.

Effective with the first quarter of fiscal 2012, the Company implemented organizational changes in its reporting structure including the creation of a separate Business Unit President for each operating unit, with each President reporting to the Chief Executive Officer (CEO) of R.G. Barry Corporation. This Business Unit President has financial performance responsibility for the operating unit. The measure of such operating unit operating profit was redefined and our internal financial reporting structure changed accordingly.

Under this reporting structure, the operating profit or loss measure for an operating unit includes sales, cost of sales, direct and allocated selling, general and administrative (“SGA”) expenses from certain corporate support areas for which expenses incurred are allocated to each operating units based on estimated usage of Company services. Other corporate expenses were deemed applicable to the Company as a whole and are not allocated to any specific operating unit. Such expenses include costs associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors as well as such areas as incentive bonus, stock compensation, pension, professional fees, severance and similar corporate expense areas.

Our Footwear and Accessories segment results reported below for both the second quarter and first half of fiscal 2012 and the second quarter and first half of fiscal 2011 have been presented based on this reporting approach.

All comments made herein relative to period over period comparisons refer to results reported for the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, or the first half of fiscal 2012 as compared to the first half of fiscal 2011.

Consolidated Results of Operations

Listed below are excerpts from our condensed consolidated statements of income for the second quarter of each of fiscal 2012 and fiscal 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
(all amounts are in 000’s)	Second Quarter of Fiscal 2012	% of Net Sales	Second Quarter of Fiscal 2011	% of Net Sales	Increase/ (Decrease)
Net sales	$55,599	100.0	$49,660	100.0	$5,939
Gross profit	22,997	41.4	17,229	34.7	5,768
SGA expense	12,415	22.3	10,537	21.2	1,878
Operating profit	10,582	19.0	6,692	13.5	3,890
Other income	88	0.2	84	0.2	4
Interest income	21	0.0	37	0.1	(16)
Interest expense	(210)	(0.4)	(23)	0.0	(187)
Earnings, before income taxes	10,481	18.9	6,790	13.7	3,691
Income tax expense	4,130	7.4	2,478	5.0	1,652
Net earnings	6,351	11.4	4,312	8.7	2,039

Consolidated net sales increased by 12.0% due to: (1) $7.7 million in sales from our Accessories segment, which was not reported for the second quarter of fiscal 2011 since we acquired these businesses in the third quarter of fiscal 2011; which were offset by (2) decreased Footwear segment shipments by $1.8 million, primarily to customers in the warehouse clubs and mass merchandising channels offset in part by higher shipments to customers in the department store channel. The quarter-over-quarter decrease in Footwear segment shipments is primarily timing in nature between the first quarter and second quarter on shipments to customers for fiscal 2012 as compared to fiscal 2011.

Consolidated gross profit dollars increased by 33.5% and the gross profit as a percentage of net sales improved by 6.7 percentage points. The increases in gross profit dollars and gross profit as a percentage of net sales was due to: (1) the gross profit contribution of $4.5 million from the Accessories segment during the period; (2) improved margin as a percentage of net sales on decreased shipments by the Footwear segment due to a larger portion of higher margin department store shipments; and (3) the non-recurrence of costs associated with expediting product, which our Footwear segment experienced during the second quarter of fiscal 2011.

Consolidated SGA expense increased by 17.8%, due to: (1) incremental $3.0 million in SGA expense associated with our Accessories segment businesses; (2) accrued annual incentive bonus expense recognized in the period as compared to accrued incentive expense recognized in the same period in fiscal 2011 was greater due to the Company’s first half and projected performance against the annual incentive plan targets ; and offset in part by (3) lower trade advertising expense in the period as compared to the same period in the prior year.

Consolidated interest expense increased due to the carrying amount of the term-debt incurred in support of the acquisitions made in fiscal 2011. Other income was nominally higher and interest income was nominally lower for the period.

The effective tax rates for the second quarter of fiscal 2012 and the second quarter of fiscal 2011 were 39.4% and 36.5%, respectively. Changes to rates quarter-over-quarter reflected primarily the impact from: (1) a higher federal income tax rate based on our expected taxable income for fiscal 2012; (2) the net effect of higher state income tax rates associated with our Accessories segment businesses; and (3) the effect of and changes in certain permanent tax items, such as differences in investment income on cash surrender asset values of two insurance policies we own.

Based on the results of operations noted above, we reported consolidated net earnings of $6.4 million or $0.56 per diluted common share for the second quarter of fiscal 2012 and consolidated net earnings of $4.3 million or $0.38 per diluted common share for the second quarter of fiscal 2011.

Listed below are excerpts from our condensed consolidated statement of income for the first half of each of fiscal 2012 and fiscal 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
(all amounts are in 000’s)	First Half of Fiscal 2012	% of Net Sales	First Half of Fiscal 2011	% of Net Sales	Increase/ (Decrease)
Net sales	$105,829	100.0	$85,929	100.0	$19,900
Gross profit	45,250	42.8	31,426	36.6	13,824
Selling, general and administrative (“SGA”) expenses	23,295	22.0	18,309	21.3	4,986
Operating profit	21,955	20.7	13,117	15.3	8,838
Other income	175	0.2	193	0.2	(18)
Interest income	30	0.0	91	0.1	(61)
Interest expense	(474)	(0.4)	(48)	(0.1)	(426)
Earnings, before income taxes	21,686	20.5	13,353	15.5	8,333
Income tax expense	8,445	8.0	4,937	5.7	3,508
Net earnings	13,241	12.5	8,416	9.8	4,825

Consolidated net sales increased by 23.2% due to: (1) $15.7 million in sales from our Accessories segment, which were not reported for the first half of fiscal 2011 since we acquired these businesses in the third quarter of fiscal 2011 and (2) increased Footwear segment shipments of $4.2 million, primarily to customers in the department store channel, offset in part by decreased shipments to customers in the specialty and independent customer channels.

Consolidated gross profit dollars increased by 44.0% and the gross profit as a percentage of net sales improved by 6.2 percentage points. The increases in gross profit dollars and gross profit as a percentage of net sales were due to: (1) the gross profit contribution of $9.1 million from the Accessories segment during the period; (2) increased shipments in the Footwear segment and; (3) the non-recurrence of costs associated with expediting product, which our Footwear segment experienced during the first half of fiscal 2011.

Consolidated SGA expense increased by 27.2%, due to: (1) incremental $5.8 million in SGA expense associated with our Accessories segment businesses acquired in the third quarter of fiscal 2011; (2) accrued annual incentive expense recognized in the period was greater as compared to accrued incentive expense recognized in the same period in the prior year due to the Company’s first half and projected performance against the annual incentive plan targets; and offset in part by (3) decreased trade advertising expense in the period compared to the same period for the prior year.

Consolidated interest expense was higher due to the carrying amount of the term-debt required in support of the acquisitions made in fiscal 2011. Other income and interest income were nominally lower for the period.

The effective tax rates for the first half of fiscal 2012 and the first half of fiscal 2011 were 38.9% and 37.0%, respectively. Changes to rates period-over-period reflected primarily the impact from: (1) a higher federal income tax rate based on our expected taxable income for fiscal 2012; (2) the net effect of higher state income tax rates associated with our Accessories segment businesses; and (3) the effect of certain permanent tax items, such as differences in investment income on cash surrender asset values of two insurance policies we own.

Based on the results of operations noted above, we reported consolidated net earnings of $13.2 million or $1.17 per diluted common share for the first half of fiscal 2012 and consolidated net earnings of $8.4 million or $0.75 per diluted common share for the first half of fiscal 2011.

Results of Operations—Footwear segment

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

Selected financial results for the second quarter of fiscal 2012 and fiscal 2011 were:

	September 30,	September 30,	September 30,	September 30,	September 30,
(all amounts are in 000’s)	Second Quarter of Fiscal 2012	% of Net Sales	Second Quarter of Fiscal 2011	% of Net Sales	(Decrease) Increase
Net sales	$47,905	100.0	$49,660	100.0	$(1,755)
Gross profit	18,457	38.5	17,229	34.7	1,228
Operating profit	12,316	25.7	8,165	16.4	4,151

Net sales decreased by 3.5% due to lower shipments primarily to customers in the warehouse clubs and mass merchandising channels, offset in part by higher shipments to customers in the department store channel. The quarter-over-quarter decrease for shipments is primarily timing in nature between the first quarter and second quarter on shipments to customers.

Gross profit increased in dollars and as a percentage of net sales due to: (1) the higher proportion of higher margin department store channel net sales within shipments for the period; (2) the benefit of the non-recurrence of costs incurred during the second quarter of fiscal 2011 associated with expediting product; and (3) lower freight costs incurred to transport product from China to our warehouses.

Operating profit for the second quarter increased due to: (1) higher gross profit; (2) improved efficiencies in SGA expense primarily from leveraging existing resources during fiscal 2012 to support the Footwear and Accessories segments; and (3) decreased trade advertising expense.

Selected financial results for the first half of fiscal 2012 and fiscal 2011 were:

	September 30,	September 30,	September 30,	September 30,	September 30,
(all amounts are in 000’s)	First Half of Fiscal 2012	% of Net Sales	First Half of Fiscal 2011	% of Net Sales	Increase
Net sales	$90,080	100.0	$85,929	100.0	$4,151
Gross profit	36,101	40.1	31,426	36.6	4,675
Operating profit	24,711	27.4	16,466	19.2	8,245

Net sales increased by 4.8% due primarily to higher shipments to customers in the department store channel, offset in part by decreased shipments to customers in the specialty and independent channels.

Gross profit increased in dollars and as a percentage of net sales due to: (1) increased shipments for the period; (2) the benefit of the non-recurrence of costs incurred during the second quarter of fiscal 2011 associated with expediting product; and (3) lower freight costs incurred to transport product from China to our warehouse.

Operating profit increased due to: (1) increased shipment volumes and related gross profit; (2) improved efficiencies in SGA expense from leveraging existing resources during fiscal 2012 to support the Footwear and Accessories segments; and (3) decreased trade advertising expense.

Results of Operations—Accessories segment

The Accessories segment, comprised of Foot Petals and Baggallini, encompasses the designing, sourcing, marketing and distribution of a variety of accessory category products. These consumer product offerings range from shoe and foot care products to handbags, tote bags and other travel accessories. These products are sold predominately in North America through customers primarily in the specialty and independent store, television shopping network, e-tailing/internet based retail, upper tier department store, mass merchandising and discount store channels. Our business activity with these customers is primarily replenishment in nature, with sales spread evenly throughout the year. Since these two business acquisitions occurred during the third quarter of fiscal 2011, there were no comparable financial results for second quarter of fiscal 2011 or the first half of fiscal 2011.

Selected financial results for the second quarter and first half of fiscal 2012 are shown below:

	September 30,	September 30,	September 30,	September 30,
(all amounts are in 000’s)	Second Quarter	% of Net Sales	First Half	% of Net Sales
Net sales	$7,694	100.0	$15,749	100.0
Gross profit	4,540	59.0	9,149	58.1
Operating profit	1,588	20.6	3,378	21.4

Net sales for the second quarter and first half included shipments primarily to customers in the specialty and independent store, television shopping network, mass merchandising, department store, internet/E- tailing based retail and other channels. Gross profits on shipments to these customers during the period were consistent with our expectations for this business segment. Accessories segment operating profit reflects SGA expenses incurred related to selling, marketing and distribution activities, and costs incurred in corporate support and amortization expense on intangible assets, which resulted from the acquisition of these businesses.

Results of Operations—Unallocated Corporate Expenses

Consistent with our internal reporting structure, certain corporate expenses deemed applicable to the Company as a whole were not allocated to any business segment. Such costs included those associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors as well as such expense areas as accrued annual incentive expense, stock compensation expense, pension expense, professional fees, severance expense and other similar corporate expense areas. These unallocated costs are shown below:

	September 30,	September 30,	September 30,
(all amounts are in 000’s)	Fiscal 2012	Fiscal 2011	Increase
Second quarter	$3,322	$1,473	$1,849
First half	6,134	3,349	2,785

The increases of $1.8 million and $2.8 million over the respective reporting periods primarily reflected higher accrued annual incentive expense applicable to individuals working in all areas of the Company.

Seasonality

Although our various product lines in our Footwear and Accessories segments are sold on a year-round basis, the demand for specific products or styles within our Footwear segment is highly seasonal. For example, the demand for gift-oriented slipper products is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full fiscal year or for future comparable quarters. A majority of our annual shipments are expected to continue to be seasonal in nature in the foreseeable future.

Looking ahead to the remainder of Fiscal 2012 and beyond

Looking ahead to the remainder of fiscal 2012 and beyond, our strategies are centered on growing market share in existing channels; pursuing new retail opportunities; expanding our business internationally; and continuing our growth through appropriate acquisitions. We have demonstrated our footwear model over time can perform at or above levels consistent with top quartile performance among our industry peers. We expect to continue to deliver performance that drives revenue and profitability growth and long-term shareholder value.

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

Our liquidity requirements arise from the funding of our working capital needs, which include primarily: inventory; operating expenses; accounts receivable; funding of capital expenditures; business acquisitions; payment of cash dividends and income tax; and repayment of our indebtedness. Generally, most of our product purchases from third-party manufacturers are acquired on an open- account basis, and to a significantly lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our Revolving Credit Facility at the time of shipment of the products and reduce the amount available under that facility when issued.

Cash and cash equivalents on hand were approximately $10.5 million at December 31, 2011, compared to $30.6 million at January 1, 2011 and $9.1 million at July 2, 2011. Short-term investments were approximately $25.7 million at December 31, 2011, $15.0 million at January 1, 2011 and $15.6 million at July 2, 2011. The decrease in the aggregate of cash and short-term investments from January 1, 2011 to December 31, 2011 reflects the effect of the use of internal cash resources to fund business acquisitions made in the third quarter of fiscal 2011.

The $25.7 million in short-term investments held at December 31, 2011 were comprised of $6.5 million of marketable investment securities in the form of variable rate demand notes and $19.2 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology. The other short-term investments are classified as held-to-maturity securities and consist of corporate bonds and commercial paper, both of which are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Operating Activities

Our operations provided approximately $15.7 million and $2.8 million of cash during the first half of fiscal 2012 and the first half of fiscal 2011, respectively. The operating cash flows during these periods primarily reflected the impact of timing in our Footwear and Accessories segment shipments and inventory purchased in each of those periods as well as the timing of collections in accounts receivable and payments for inventory purchases.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 3.9:1 at December 31, 2011, 6.6:1 at January 1, 2011 and 3.6:1 at July 2, 2011. The difference in this ratio from January 1, 2011 to December 31, 2011 reflected primarily the effect of additional current liabilities associated with acquisition-related term debt incurred to fund the acquisitions of our Accessories segment businesses and to the accrual of annual incentive bonuses at the end of the first half of fiscal 2012.

We anticipate that we will continue to fund our operations and meet our debt obligations in the future primarily by using cash generated from operations.

Changes in the primary components of our working capital accounts for the first half of fiscal 2012 and the first half of fiscal 2011, respectively, were as follows:

•

The increases in net accounts receivable of $8.5 million and $5.7 million, respectively, primarily reflected the seasonal nature of our Footwear segment. The difference between the change for the first half of 2012 and the change for the first half of fiscal 2011 reflected primarily the impact of increased shipments from both our Accessories and Footwear segments as well as the timing of customer collections and deductions.

•

Net inventories decreased by $6.6 million and increased by $2.6 million, respectively. The change for the first half of fiscal 2012 reflected the earlier purchase in the preceding fourth quarter of fall season inventory as compared to fiscal 2011. The change for the same period in fiscal 2011 reflects the seasonal nature as well as later timing in Footwear segment shipments.

•

Accounts payable decreased by $4.0 million and increased by $3.5 million, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in our Footwear segment and in line with the seasonal nature of that business.

•

Accrued expenses increased by $6.6 million and decreased by $1.8 million, respectively. The increase in accrued expenses in the first half of fiscal 2012 was primarily due to higher annual incentive and income tax payable accruals. The decrease in accrued expenses during the first half of fiscal 2011 was primarily due to the payment of annual incentive bonuses, which were accrued as of the end of fiscal 2010.

Investing Activities

Our investing activities during the first half of fiscal 2012 used $11.5 million primarily for the purchase of short-term investments and capital improvements. During the first half of fiscal 2011, our investing activities provided $12.3 million in cash from the liquidation of short-term investments in anticipation of the need to fund a portion of our acquisitions made in the third quarter of fiscal 2011.

Financing Activities

Financing activities during the first half of fiscal 2012 and the first half of fiscal 2011 used $2.9 million and $1.4 million, respectively. During the first half of fiscal 2012, we borrowed $3 million from our Revolving Credit Facility (described below under “Credit Agreement”) in order to fund the growth of net working capital associated with the seasonality of our Footwear segment; and then repaid that $3 million. During the first half of fiscal 2012, we paid $1.8 million on our long-term debt.

2012 Liquidity

We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Revolving Credit Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2012.

Credit Agreement

Under the terms of a bank facility (“Bank Facility”) entered into in March 2011, The Huntington National Bank (“Huntington”) is obligated to advance funds to us for a period of three years under a revolving credit facility (“Revolving Credit Facility”). We may have outstanding indebtedness of up to $5 million under the Revolving Credit Facility from January through June of each calendar year and up to $10 million from July through December of each calendar year. The availability under the Revolving Credit Facility includes a $1.5 million sub-facility for letters of credit. Under the terms of the Bank Facility, we may request that Huntington increase the Revolving Credit Facility by an amount of up to $5 million. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, the Company pays a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, and paid a one-time $25 thousand facility fee in connection with the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must not have any outstanding borrowings for at least 30 consecutive days commencing on July 1 and continuing through June 30 of the following year.

Under the terms of the Bank Facility, Huntington provided us $30 million under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15 million on March 1, 2011 and the remaining $15 million on March 31, 2011. We began paying monthly principal payments in the amount of $357 thousand, together with accrued interest, on April 1, 2011, with the remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate on the Term Loan Facility is a rate equal to LIBOR plus 1.85%. In conjunction with the Bank Facility, we entered into an interest rate contract that provided for a fixed interest rate of 3.94% on a notional amount of at least 50% of the outstanding principal balance of the term loan.

We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility; this fee is being amortized over the term of the term loan. The applicable interest rate on the Term Loan Facility at December 31, 2011 was 2.15%, assuming a 30-day LIBOR rate of 0.295% on that date.

Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated quarterly beginning with the fiscal quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At December 31, 2011, we were in compliance with all these financial covenants.

Other Long-Term Indebtedness and Current Installments of Long-Term Debt

At December 31, 2011, we reported $4.3 million as the current portion of long-term debt. The term loan has a seven-year amortization schedule, and we are obligated to make interest and principal payments over the five-year term of the loan, with a final payment for the balance remaining due at the end of the five-year term.

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

Contractual Obligations

There have been no material changes to “Contractual Obligations” since the end of fiscal 2011, other than routine payments and obligations under the Bank Facility. For more detail on our contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources – Other Matters Impacting Liquidity and Capital Resources – Contractual Obligations” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2011 Form 10-K.

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note (1) of the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data.” of Part II of our 2011 Form 10-K.

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

In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the second quarter and first half of fiscal 2012, we recognized favorable reserve adjustments of $489 thousand and $692 thousand, respectively, on accounts receivable reserves established at the end of fiscal 2011. After offset for related adjustments to cost of returned inventory accruals, these accounts receivable reserve adjustments had a net beneficial effect on our earnings before income tax of $591 thousand and $794 thousand, respectively, during the second quarter and the first half of fiscal 2012. During the second quarter and first half of fiscal 2011, we recognized favorable reserve adjustments of $950 thousand and $1.6 million respectively, on accounts receivable reserves established at the end of fiscal 2010. After offset for related adjustments to cost of returned inventory accruals, these accounts receivable adjustments had a net beneficial effect on our earnings before income tax of $724 thousand and $1.2 million, respectively, during the second quarter and the first half of fiscal 2011.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the first half of fiscal 2012 or during the first half of fiscal 2011.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the first half of fiscal 2012 and the first half of fiscal 2011, there were no significant write-downs to inventory recorded.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the first half of fiscal 2012 or at the end of the first half of fiscal 2011 at the Federal, state or local tax levels.

d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year, and we monitor these assumptions over the course of the fiscal year.

e)	We review the carrying value of our long-lived assets including property, plant and equipment and intangible assets with finite useful lives for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of income. There were no impairment indicators present during the second quarter of fiscal 2012.

Goodwill and intangible assets with indefinite lives, such as trade names, are not amortized, but instead are tested for impairment annually, during the Company’s second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the reporting level. The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of operations.

During the second quarter of fiscal 2012 the Company completed the annual impairment test of goodwill and intangible assets with indefinite lives, under the provisions of FASB ASC 350. The estimated fair value of each reporting unit exceeded their respective carrying value as of the end of October in fiscal 2012 and there was no goodwill or indefinite-lived intangible assets impairment indicated.

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

g)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data.” of Part II of our 2011 Form 10-K.

Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimates.

Recently Issued Accounting Standards

See “Note 17-Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for any recently issued but not yet adopted accounting standards that could have a significant effect on the Company when they are implemented.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments — Foreign Currency

During fiscal 2011 and through the first half of fiscal 2012, substantially all of our sales and all of our purchases were denominated in U.S. dollars, and accordingly, we did not have any foreign currency risk during the first half of fiscal 2012.

Market Risk Sensitive Instruments — Interest Rates

Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At December 31, 2011, we had $26.8 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% of fifty percent of the loan balance and an interest rate equal to LIBOR plus 1.85% that applies to the remainder of the loan balance under the Term Loan Facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) Not applicable

(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended December 31, 2011. R.G. Barry Corporation does not currently have in effect a publicly announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

(a), (b) Not Applicable

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits at page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant

Date: February 8, 2012	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#—	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at December 31, 2011 and July 2, 2011;

(ii)	Condensed Consolidated Statements of Income for the second quarter and first half of fiscal 2012 and the second quarter and first half of fiscal 2011;

(iii)	Condensed Consolidated Statements of Cash Flows for the first half of fiscal 2012 and the first half of fiscal 2011; and

(iv)	Notes to Condensed Consolidated Financial Statements for the second quarter and first half of fiscal 2012 and the second quarter and first half of fiscal 2011

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