Form 10-Q
period 2012-03-31
BARRY R G CORP /OH/
filed 2012-05-09
CIK 749872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Shares, $1 Par Value, Outstanding as of May 9, 2012 – 11,182,353

Index to Exhibits at page 32

R.G. BARRY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Third Quarter of Fiscal 2012

(Period Ended March 31, 2012)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; our ability to implement new enterprise resource information systems; a failure in or a breach of our operational or security systems or infrastructure, or those of our third-party suppliers and other service providers, including as a result of cyber-attacks; the unexpected loss of any of the skills and experience of any of our senior officers; our ability to successfully integrate any new business acquisitions; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011 (the “2011 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2011 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.

Definitions

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

Third quarter of fiscal 2012 Third quarter of fiscal 2011	13 weeks ended March 31, 2012 13 weeks ended April 2, 2011

Nine-month period of fiscal 2012 Nine-month period of fiscal 2011	39 weeks ended March 31, 2012 39 weeks ended April 2, 2011

Fiscal 2012 Fiscal 2011	52 weeks ending June 30, 2012 52 weeks ended July 2, 2011

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2012	July 2, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$13,184	$9,107
Short-term investments	26,994	15,565
Accounts receivable (less allowances of $7,029 and $3,522, respectively)	14,903	11,819
Inventory	16,998	25,500
Deferred tax assets – current	2,113	1,996
Prepaid expenses	772	799

Total current assets	74,964	64,786

Property, plant and equipment, at cost	14,167	12,805
Less accumulated depreciation and amortization	9,803	8,822

Net property, plant and equipment	4,364	3,983

Deferred tax assets – noncurrent	3,923	4,303
Goodwill	15,510	15,510
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $2,358 and $1,059, respectively)	13,966	15,253
Other assets	2,950	2,944

Total assets	$124,877	$115,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	4,285	4,285
Accounts payable	2,924	10,118
Accrued expenses	7,947	1,947

Total current liabilities	16,906	18,100

Long-term debt, excluding current installments	21,430	24,286
Accrued retirement costs and other	10,696	11,070

Total liabilities	49,032	53,456

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series II Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,182 and 11,053 shares, respectively (excluding treasury shares of 1,048 and 1,047, respectively)	11,182	11,053
Additional capital in excess of par value	21,971	20,271
Accumulated other comprehensive loss	(10,358)	(10,242)
Retained earnings	53,050	41,441

Total shareholders’ equity	75,845	62,523

Total liabilities and shareholders’ equity	$124,877	$115,979

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Third Quarter		Nine-month period
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$25,114	$20,113	$130,943	$106,042
Cost of sales	13,921	12,183	74,501	66,686

Gross profit	11,193	7,930	56,442	39,356
Selling, general and administrative expenses	9,855	8,080	33,150	26,391

Operating profit (loss)	1,338	(150)	23,292	12,965
Other income	221	84	396	278
Interest income	53	42	83	133
Interest expense	(214)	(82)	(687)	(130)

Earnings (loss) before income taxes	1,398	(106)	23,084	13,246
Income tax expense (benefit)	564	(64)	9,009	4,873

Net earnings (loss)	$834	$(42)	$14,075	$8,373

Net earnings per common share
Basic	$0.07	$0.00	$1.26	$0.76

Diluted	$0.07	$0.00	$1.24	$0.75

Weighted average number of common shares outstanding
Basic	11,245	11,123	11,187	11,086

Diluted	11,444	11,123	11,388	11,212

Common shares outstanding at end of period	11,182	11,046	11,182	11,046

Cash dividends declared per common share	$0.08	$0.07	$0.22	$0.21

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine-month period Fiscal 2012	Nine-month period Fiscal 2011
	(unaudited)	(unaudited)
Operating activities:
Net earnings	$14,075	$8,373
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,254	811
Deferred income tax expense	330	21
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(113)	(127)
Stock-based compensation expense	1,028	974
Changes in:
Accounts receivable, net	(3,084)	(786)
Inventory	8,502	(1,404)
Prepaid expenses and other assets	34	204
Accounts payable	(6,856)	(1,675)
Accrued expenses	6,113	(1,632)
Accrued retirement costs and other	(590)	(436)

Net cash provided by operating activities	21,693	4,323

Investing activities:
Proceeds from the sale of short-term investments	22,287	16,802
Purchases of short-term investments	(33,716)	(9,866)
Acquisitions of principal assets of Foot Petals, LLC and baggallini, Inc. business operations, net of assumed liabilities	—	(47,702)
Purchases of property, plant and equipment	(1,699)	(643)

Net cash used in investing activities	(13,128)	(41,409)

Financing activities:
Borrowings from revolving bank facility	3,000	—
Payment of borrowings from revolving bank facility	(3,000)	—
Proceeds from long-term debt	—	30,000
Principal repayment of long-term debt	(2,857)	(429)
Proceeds from stock options exercised	704	77
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	113	127
Dividends paid	(2,448)	(2,319)

Net cash (used in) provided by financing activities	(4,488)	27,456

Net increase (decrease) in cash and cash equivalents	4,077	(9,630)
Cash and cash equivalents at the beginning of the period	9,107	16,988

Cash and cash equivalents at the end of the period	$13,184	$7,358

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

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

The Company’s reporting period is a fifty-two-week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the third quarter and the first nine months of fiscal 2012 are not necessarily indicative of the annual results that may be expected for fiscal 2012. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data.” of Part II of the 2011 Form 10-K.

2. Fair Value of Financial Instruments

At March 31, 2012, as part of its cash management and investment program, the Company maintained a portfolio of $26,994 in short-term investments, comprised of $10,476 of marketable investment securities in the form of variable rate demand notes and $16,518 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and consist of corporate bonds and commercial paper, which have individual maturity dates ranging from April 2012 to August 2012. Held-to-maturity debt securities are those debt securities as to which the Company has the ability and intent to hold until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

In addition, at March 31, 2012, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term-loan facility entered into by the Company in March 2011. See “Note 9—Derivative Instruments and Hedging Activities” below.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that are required to be measured at fair value) at March 31, 2012:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$10,476	—	$10,476	—

Total	$10,476	—	$10,476	—

Liabilities:
Interest rate contract	$452	—	$452	—

Total	$452	—	$452	—

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

The fair value for available-for-sale securities was based on market observable inputs and the fair value of the interest rate contract was determined based on models utilizing market observable inputs and credit risk.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

The Company had no assets or liabilities measured at fair value on a non-recurring basis during the nine-month period of fiscal 2012 or the nine-month period of fiscal 2011.

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

During the first quarter of fiscal 2012, the Company granted performance-based RSUs to certain members of management; no similar performance-based stock awards were granted in the second or third quarter of fiscal 2012 or in the nine-month period of fiscal 2011. Each performance-based RSU is equivalent to one common share. The number of RSUs eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company at certain established minimum, target and maximum levels, for the fiscal year in which such performance-based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of units eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those units will be settled. The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered to the Company over the following two-fiscal year periods, with annual pro rata vesting and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled.

Performance-based RSUs will be settled through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on expected diluted earnings per share by the Company for fiscal 2012, the number of total eligible performance-based RSUs was computed at 81,400, of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $10.51. Similarly, the fair value of the cash settlement award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award. In addition, consistent with its employee compensation policy, the Company granted an aggregate of 23,550 time-based RSUs, which vest in equal annual installments over three years, to certain members of management during the first quarter and nine-month period of fiscal 2012; no similar grants were made during the nine-month period of fiscal 2011.

During the first nine months of fiscal 2012, the Company granted 550 time-based RSUs to one employee in the third quarter of fiscal 2012. During the first quarter of fiscal 2011, the Company granted 124,500 time-based RSUs, which vest at the end of five years but will be eligible for accelerated vesting of 20% of the award if pre-set levels of pre-incentive, pre-tax income for a particular year are achieved by the Company. Where stock-based compensation is granted in the form of RSUs, the fair value for such grants is based on the market price of the Company’s common shares at the date of grant and is adjusted for projected forfeitures anticipated with respect to such awards.

Consistent with its non-employee directors compensation policy, the Company also awarded an aggregate of 20,370 and 25,100 unrestricted common shares with immediate vesting to the non-employee directors of R.G. Barry Corporation during the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively. The fair value of these awards of common shares was $257 for both the second quarter of fiscal 2012 and the second quarter of fiscal 2011. The fair value was based on the market price of the Company’s common shares at the date of grant for each award and was included as part of the total stock-based compensation expense cited below.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

Under the provisions of FASB ASC 718, the Company recognized, as part of selling, general and administrative expenses, $318 and $1,191 of stock-based compensation expense for the third quarter and the nine-month period of fiscal 2012, respectively. The Company recognized $207 and $974 of stock-based compensation expense for the third quarter and the nine-month period of fiscal 2011, respectively.

The Company did not grant any stock options during the nine-month period of fiscal 2012, but granted 7,500 non-qualified stock options to certain members of management during the third quarter and nine-month period of fiscal 2011 and has historically granted stock options at times to certain members of management and non-employee directors. Total compensation cost of stock options granted, but not yet vested as of March 31, 2012, was approximately $26, which will be recognized over a weighted-average period of approximately two years.

During the third quarter of fiscal 2012 and the third quarter of fiscal 2011, the Company recognized gross excess tax benefits of $41 and $5, respectively. During the nine-month period of fiscal 2012 and the nine-month period of fiscal 2011, the Company recognized gross excess tax benefits of $113 and $127, respectively, as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.

Activity with respect to stock options for the nine-month period of fiscal 2012 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at July 2, 2011	22,700	112,800	$6.63
Granted	—	—	—
Exercised	15,200	94,200	6.43
Expired/Cancelled	—	1,600	12.55

Outstanding at March 31, 2012	7,500	17,000	$7.12

Options exercisable at March 31, 2012	7,500	6,300

Activity with respect to time-based RSUs for the nine-month period of fiscal 2012 was as follows:

	Number of common shares underlying RSUs	Grant Date Fair Value
Nonvested at July 2, 2011	319,900	$8.24
Granted	24,100	10.51
Vested	(4,200)	6.18
Forfeited/Cancelled	(10,700)	8.29

Nonvested at March 31, 2012	329,100	$8.43

Activity for the nine-month period of fiscal 2012 with respect to performance-based RSUs, with future settlement at vesting in common shares, was as follows:

	Number of common shares underlying RSUs	Grant Date Fair Value
Nonvested at July 2, 2011	—	—
Granted, estimated based on expected diluted earnings per share for the Company for fiscal 2012	40,700	$10.51
Vested	—	—
Forfeited/Cancelled	—	—

Nonvested at March 31, 2012	40,700	$10.51

During the nine-month period of fiscal 2012, an aggregate of 40,700 performance-based RSUs with future settlement at vesting to be made in cash were granted and accounted for as cash settlement awards (based on expected diluted earnings per share by the Company for fiscal 2012), for which the fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each reporting period based on the corresponding market price of a common share of the Company.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

Total compensation cost of time-based and performance-based compensation awards not yet vested as of March 31, 2012 was as follows:

	Unrecognized Compensation Cost	Weighted-average period in years
Time-based RSU awards	$1,637	2-3
Performance-based RSU awards (accounted for as equity award)	229	1-2
Performance-based RSU awards (accounted for as cash settlement award)	349	2-3

The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the nine-month period of fiscal 2012 and the nine-month period of fiscal 2011 was $780 and $1,416, respectively.

4. Accounts Receivable Reserves

Activity with respect to accounts receivable reserves for the nine-month period of fiscal 2012 and the nine-month period of fiscal 2011 were as follows:

	Nine-month period of Fiscal 2012	Nine-month period of Fiscal 2011
Accounts receivable reserves at beginning of fiscal year	$3,522	$3,446
Customer incentive, coop advertising and return allowance accruals	15,008	16,035
Deductions and other charges to reserves	(10,828)	(12,896)
Other adjustments to reserves	(673)	(1,597)

Accounts receivable reserves at end of the nine-month period	$7,029	$4,988

Other adjustments to reserves in the table above reflected the difference between estimates made at the end of fiscal 2011 and fiscal 2010, respectively, and actual claims as processed during the subsequent nine-month period of fiscal 2012 and the subsequent nine-month period fiscal 2011, respectively.

5. Inventories

Inventory by category consisted of the following:

	March 31, 2012	July 2, 2011
Raw materials	$126	$1,097
Finished goods	16,872	24,403

Total inventory	$16,998	$25,500

Inventory write-downs, recognized as a part of cost of sales, were $161 and $193 for the third quarter of fiscal 2012 and third quarter of fiscal 2011, respectively, and $557 and $887 for the nine-month period of fiscal 2012 and nine-month period of fiscal 2011, respectively.

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

Purchased goodwill and intangible assets with indefinite lives, such as trade names, are not amortized, but instead are tested for impairment annually, during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. The Company’s impairment testing for both goodwill and other long-lived assets, including intangible assets with finite useful lives, is primarily based on cash flow models that require significant judgment and assumptions about future trends, revenue and expense growth rates, and in addition, external factors such as changes in economic trends and cost of capital. Significant changes in any of these assumptions could impact the outcome of the impairment tests performed.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

During the second quarter of fiscal 2012, the Company completed the annual impairment test of goodwill and intangible assets with indefinite lives, under the provisions of FASB ASC 350. The estimated fair value of each reporting unit exceeded their respective carrying value and there was no goodwill or intangible assets impairment indicators identified during the first nine months of fiscal 2012.

Other intangible assets included the following:

	March 31, 2012
	Weighted- average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(1,774)	$13,826
Trademarks, patents and fees	5 years	724	(584)	140

Total intangible assets, subject to amortization		$16,324	$(2,358)	$13,966

	July 2, 2011
	Weighted- average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(500)	$15,100
Trademarks, patents and fees	5 years	712	(559)	153

Total intangible assets, subject to amortization		$16,312	$(1,059)	$15,253

The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $433 and $66 in the third quarter of fiscal 2012 and the third quarter of fiscal 2011, respectively. For the nine-month period of fiscal 2012 and the nine-month period of fiscal 2011, the Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $1,299 and $101, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

7. Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2012	July 2, 2011
Salaries and wages	$3,289	$418
Income and other taxes	2,851	110
Current pension liabilities	685	685
Other	1,122	734

Total accrued expenses	$7,947	$1,947

8. Income Taxes

Income tax expense for the third quarter and nine-month period of fiscal 2012 and the third quarter and nine-month period of fiscal 2011 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in fiscal 2012 and 34% in fiscal 2011, respectively, to earnings before income taxes as a result of the following:

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

	Third Quarter		Nine-month period
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
Computed “expected” tax expense	$489	$(36)	$8,080	$4,504
State income tax expense, net of federal income tax benefit	109	(6)	922	418
Other, net	(34)	(22)	7	(49)

Total expense	$564	$(64)	$9,009	$4,873

Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2012 could be materially different from the forecasted rate as of the end of the nine-month period of fiscal 2012.

Income tax expense for the third quarter and nine-month period of fiscal 2012 and the third quarter and nine-month period of fiscal 2011 were calculated using the estimated annual effective income tax rates of 39.0% for fiscal 2012 and of 36.8% for fiscal 2011, respectively.

FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the nine-month period of fiscal 2012, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the nine-month period of fiscal 2012 or at the end of fiscal 2011.

9. Derivative Instruments and Hedging Activities

The Company may utilize from time to time derivative financial instruments to manage exposure to certain risks related to its ongoing operations. The primary risk managed through the use of derivative instruments is interest rate risk. In January 2011, the Company entered into an interest rate contract with an initial notional amount of $15,000 to hedge the changes in cash flows attributable to changes in the LIBOR rate associated with the five-year term loan entered into by the Company in March 2011. Under this interest rate contract, the Company pays a fixed interest rate of 3.94% and receives a variable rate based on LIBOR plus 1.85%. The notional amount of this interest rate contract is required to be 50% of the amount of the term loan through the expiration of its five-year term.

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

The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheet at March 31, 2012:

	Liability Derivative
	Balance Sheet Location	Fair Value
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$193
	Accrued retirement costs and other	259

		$452

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

Cash Flow Hedges

The following table summarizes the loss recognized in other comprehensive income (“OCI”) and the loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during the third quarter and the nine-month period of fiscal 2012.

	Loss (Gain) Recognized in OCI (Effective Portion)	Location of Loss (Gain) Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) and Excluded from Effectiveness Testing	Loss (Ineffective Portion) and Excluded from Effectiveness Testing
For the third quarter of fiscal 2012:
Interest rate contract	$(21)	Interest expense	$59	Interest expense	$—
For the nine-month period of fiscal 2012:
Interest rate contract	$184	Interest expense	$192	Interest expense	$—
For the third quarter of fiscal 2011:
Interest rate contract	$92	Interest expense	$—	Interest expense	$13
For the nine-month period of fiscal 2011:
Interest rate contract	$92	Interest expense	$—	Interest expense	$13

The estimated net amount of the loss in accumulated OCI at March 31, 2012 expected to be reclassified into the consolidated statement of operations within the next twelve months is $193.

10. Employee Retirement Plans

The Company expects to make payments in the aggregate of $1,975 during fiscal 2012 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans (collectively, “SRP”). In the nine-month period of fiscal 2012, contributions of $976 were made into the ARP and payments of $519 were made to participants in the SRP.

The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Third Quarter		Nine-month period
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
Service cost	$—	$—	$—	$—
Interest cost	505	494	1,517	1,480
Expected return on plan assets	(481)	(511)	(1,444)	(1,532)
Net amortization	348	315	1,043	946

Total pension expense	$372	$298	$1,116	$894

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Third Quarter		Nine-month period
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
Numerator:
Net earnings (loss)	$834	$(42)	$14,075	$8,373

Denominator:
Weighted-average common shares outstanding	11,245	11,123	11,187	11,086
Effect of potentially dilutive securities: stock options and RSUs	199	—	201	126

Weighted-average common shares outstanding, assuming dilution	11,444	11,123	11,388	11,212

Basic net earnings per common share	$0.07	$0.00	$1.26	$0.76

Diluted net earnings per common share	$0.07	$0.00	$1.24	$0.75

The Company excluded stock options to purchase approximately zero and three thousand common shares, respectively, from the calculation of diluted net earnings per share for the third quarter, and the nine-month period, of fiscal 2012, respectively, due to the anti-dilutive nature of these stock options measured using the average market prices of the underlying common shares. The Company excluded stock options to purchase approximately 138 thousand and zero common shares, respectively, from the calculation of diluted net earnings per share for the third quarter and the nine-month period of fiscal 2011, respectively.

12. Comprehensive Income (Loss)

Comprehensive income (loss), which is reflected as a component of shareholders’ equity, includes net earnings and fair value adjustments on the interest rate contract as follows:

	Third Quarter		Nine-month period
	Fiscal 2012	Fiscal 2011	Fiscal 2012	Fiscal 2011
Net earnings (loss)	$834	$(42)	$14,075	$8,373
Interest rate contract fair value adjustments, net of tax	21	(58)	(116)	(58)

Total comprehensive income (loss)	$855	$(100)	$13,959	$8,315

Accumulated other comprehensive loss as of March 31, 2012 and July 2, 2011 was $10,358 and $10,242, respectively.

13. Changes in Equity

The following table provides a summary of the changes in total equity for the nine-month period of fiscal 2012:

	Common shares	Additional capital in excess of par value	Accumulated other comprehensive loss	Retained earnings	Net Shareholders’ Equity
Balance at July 2, 2011	$11,053	$20,271	$(10,242)	$41,441	$62,523
Net earnings	—	—	—	14,075	14,075
Stock-based compensation expense	—	807	—	—	807
Stock-based compensation tax benefit realized	—	113	—	—	113
Other comprehensive loss on interest rate contract, net of tax of $68	—	—	(116)	—	(116)
Restricted stock units vested and stock options exercised	129	780	—	—	909
Dividends declared at $0.22 per common share	—	—	—	(2,466)	(2,466)

Balance at March 31, 2012	$11,182	$21,971	$(10,358)	$53,050	$75,845

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

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

Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily include areas such as the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as expense areas including annual accrued incentive stock compensation, pension, professional fees and similar corporate expenses. Segment operating profit, as reported below, is based on the same definition of operating profit as described above.

Third quarter Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$17,099	$8,015	$—	$25,114
Gross profit	6,729	4,464	—	11,193
Operating profit	2,368	1,436	(2,466)	1,338

Nine-month period Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$107,179	$23,764	$—	$130,943
Gross profit	42,829	13,613	—	56,442
Operating profit	26,981	4,807	(8,496)	23,292

As of March 30, 2012	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$60,567	$53,455	$10,855	$124,877

Third Quarter Fiscal 2011	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$17,752	$2,361	$—	$20,113
Gross profit	6,444	1,486	—	7,930
Operating profit (loss)	811	642	(1,605)	(152)

Nine-month period Fiscal 2011	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$103,681	$2,361	$—	$106,042
Gross profit	37,870	1,486	—	39,356
Operating profit	17,106	730	(4,871)	12,965

As of July 2, 2011	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$52,681	$52,506	$10,792	$115,979

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

Unallocated corporate assets comprised corporate assets including building, software, furniture and equipment, as well as long-term deferred tax assets, cash surrender assets associated with insurance policies and other nominal intangible or deposit type assets held by the Company.

Since the Accessories Segment business acquisitions occurred in the third quarter of fiscal 2011, net sales, gross profit and operating profit included in the results reported above include those of our first of the two business acquisitions from the date of that acquisition early in the third quarter period of fiscal 2011. The second business acquisition in the Accessories Segment occurred at the end of the third quarter of fiscal 2011, so no comparable results for fiscal 2011 for that acquisition were included in the comparative segment results for the third quarter of fiscal 2011 and the first nine-month period of fiscal 2011.

15. Related Party Transactions

Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (the “chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of two years following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,832, which is included in other assets in the condensed consolidated balance sheets. Effective in March 2004 and continuing through the end of the third quarter of fiscal 2012, the Company has borrowed $1,750 against the cash surrender value of one of these policies, which is included in short-term notes payable on the accompanying condensed consolidated balance sheet.

16. Commitments and Contingent Liabilities

The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s annual financial position, statement of operations and cash flows.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2012 and the Third Quarter and Nine-month period of Fiscal 2011

(dollar amounts in thousands, except per share data)

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

Under this reporting structure, the operating profit or loss measure for an operating unit includes sales, cost of sales, direct and allocated SGA expenses from certain corporate support areas for which expenses incurred are allocated to each operating units based on estimated usage of Company services. Other corporate expenses were deemed applicable to the Company as a whole and are not allocated to any specific operating unit. Such expenses include costs associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as such areas as incentive bonus, stock compensation, pension, professional fees and corporate expense areas.

Our Footwear and Accessories segment results reported below for both the third quarter and nine-month period of fiscal 2012 and the third quarter and nine-month period of fiscal 2011 have been presented based on this reporting approach.

All comments made herein relative to period over period comparisons refer to results reported for the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011, or the nine-month period of fiscal 2012 as compared to the nine-month period of fiscal 2011.

Consolidated Results of Operations

Listed below are excerpts from our condensed consolidated statements of operations for the third quarter of each of fiscal 2012 and fiscal 2011:

(all amounts are in 000’s)	Third Quarter of Fiscal 2012	% of Net Sales	Third Quarter of Fiscal 2011	% of Net Sales	Increase/ (Decrease)
Net sales	$25,114	100.0	$20,113	100.0	$5,001
Gross profit	11,193	44.6	7,930	39.4	3,263
Selling, general and administrative expense	9,855	39.2	8,080	40.2	1,775
Operating profit (loss)	1,338	5.4	(150)	(0.7)	1,488
Other income	221	0.9	84	0.4	137
Interest income	53	0.2	42	0.2	11
Interest expense	(214)	(0.9)	(82)	(0.4)	(132)
Earnings (loss), before income taxes	1,398	5.6	(106)	(0.5)	1,504
Income tax expense ( benefit)	564	2.2	(64)	(0.3)	628
Net earnings (loss)	834	3.4	(42)	(0.2)	876

Consolidated net sales increased by 24.9% due to an increase of $5.7 million in sales from our Accessories segment reflecting the benefit for the full quarter of sales since we acquired Foot Petals at the end of January 2011 and Baggallini at the end of March 2011. The increase was offset by a net decrease in Footwear segment shipments of $653 thousand, primarily to customers in the warehouse clubs, offset in part by higher shipments to customers in the mass merchandising channel. The quarter-over-quarter net decrease in Footwear segment shipments reflected primarily the effect of lower Spring shipments of Terrasoles product to a major customer in the warehouse clubs channel, consistent with the actions taken in fiscal 2011 to exit that brand from the market place.

Consolidated gross profit dollars increased by 41.1% and gross profit as a percentage of net sales increased by 5.2 percentage points. The increases in gross profit dollars and gross profit as a percentage of net sales were due to the incremental gross profit contribution of $3.0 million from the Accessories segment during the period; and improved margin as a percentage of net sales on shipments by the Footwear segment due to a larger proportion of higher margin product shipped during the period and lower freight costs.

Consolidated SGA expense increased by 22.0%, due to: (1) incremental $2.2 million in SGA expense associated with our Accessories segment businesses; (2) an increase in incentive bonus expense as compared to incentive expense recognized in the same period in fiscal 2011, due to the Company’s first nine-month period profitability against our annual incentive plan targets; and offset in part by (3) lower trade advertising expense as compared to the same period in the prior year.

Consolidated interest expense increased due to the carrying of term debt incurred in support of the acquisitions made during the third quarter of fiscal 2011. Other income and interest income was nominally higher for the period.

The effective tax rates for the third quarter of fiscal 2012 and the third quarter of fiscal 2011 were 40.3% and 60.4%, respectively. Changes to rates quarter-over-quarter reflected primarily the impact from: (1) a higher federal income tax rate based on our expected taxable income for fiscal 2012; (2) the net effect of higher state income tax rates associated with our Accessories segment businesses; (3) the effect of and changes in certain permanent tax items, such as differences in investment income on cash surrender asset values of two insurance policies we own; and (4) the relative level of earnings or loss before tax as reported for the respective quarter.

Based on the results of operations noted above, we reported consolidated net earnings of $834 thousand or $0.07 per diluted common share for the third quarter of fiscal 2012 and consolidated net loss of $42 thousand or $0.00 per diluted common share for the third quarter of fiscal 2011.

Listed below are excerpts from our condensed consolidated statement of operations for the nine-month period of each of fiscal 2012 and fiscal 2011:

(all amounts are in 000’s)	Nine-month period of Fiscal 2012	% of Net Sales	Nine-month period of Fiscal 2011	% of Net Sales	Increase/ (Decrease)
Net sales	$130,943	100.0	$106,042	100.0	$24,901
Gross profit	56,442	43.1	39,356	37.1	17,086
Selling, general and administrative expense	33,150	25.3	26,391	24.9	6,759
Operating profit	23,292	17.8	12,965	12.2	10,327
Other income	396	0.3	277	0.3	119
Interest income	83	0.1	133	0.1	(50)
Interest expense	(687)	(0.5)	(129)	(0.1)	558
Earnings, before income taxes	23,084	17.6	13,246	12.5	9,838
Income tax expense	9,009	6.9	4,873	4.6	4,136
Net earnings	14,075	10.7	8,373	7.9	5,702

Consolidated net sales increased by 23.5% due to: (1) $21.4 million in incremental sales from our Accessories segment reflecting the benefit of sales for the full nine months since we acquired Foot Petals at the end of January 2011 and Baggallini at the end of March 2011; and (2) an increase in Footwear segment shipments of $3.5 million, primarily to customers in the department store and mass merchandising channels, offset in part by lower shipments to customers in the specialty and independent customer channels.

Consolidated gross profit dollars increased by 43.4% and the gross profit as a percentage of net sales expanded by 6.0 percentage points. The increases in gross profit dollars and gross profit as a percentage of net sales were due to: (1) the incremental gross profit contribution of $12.1 million from the Accessories segment during the period; (2) increased shipments in the Footwear segment; and (3) the non-recurrence of costs associated with expediting product, which our Footwear segment experienced during the nine-month period of fiscal 2011.

Consolidated SGA expense increased by 25.6%, due to: (1) the increase of $8.0 million in SGA expenses associated with our Accessories segment businesses acquired in the third quarter of fiscal 2011; (2) incentive expense recognized in the period increasing as compared the same period in the prior year, due to the Company’s fiscal 2012 nine-month period and projected performance against the annual incentive plan targets; and offset in part by (3) a period over period decrease in trade advertising expense.

Consolidated interest expense was higher due to the carrying of term debt incurred in support of the acquisitions made in the third quarter of fiscal 2011. Other income was nominally higher and interest income was nominally lower for the period.

The effective tax rates for the nine-month period of fiscal 2012 and the nine-month period of fiscal 2011 were 39.0% and 36.8%, respectively. Changes to rates period-over-period reflected primarily the impact from: (1) a higher federal income tax rate based on our expected taxable income for fiscal 2012; (2) the net effect of higher state income tax rates associated with our Accessories segment businesses; and (3) the effect of certain permanent tax items, such as differences in investment income on cash surrender asset values of two insurance policies we own.

Based on the results of operations noted above, we reported consolidated net earnings of $14.1 million or $1.24 per diluted common share for the nine-month period of fiscal 2012 and consolidated net earnings of $8.4 million or $0.75 per diluted common share for the nine-month period of fiscal 2011.

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

Selected financial results for the third quarter of fiscal 2012 and fiscal 2011 were:

(all amounts are in 000’s)	Third Quarter of Fiscal 2012	% of Net Sales	Third Quarter of Fiscal 2011	% of Net Sales	(Decrease) Increase
Net sales	$17,099	100.0	$17,752	100.0	$(653)
Gross profit	6,729	39.4	6,444	36.3	285
Operating profit	2,368	13.8	811	3.6	1,557

Net sales decreased by 3.7% due to lower shipments primarily to customers in the warehouse clubs channels, offset in part by higher shipments to customers in the mass merchandising store channel. The quarter-over-quarter net decrease in Footwear segment shipments reflected primarily the effect of lower Spring shipments of Terrasoles product to a major customer in the warehouse clubs channel, consistent with the actions taken in fiscal 2011 to exit that brand from the market place.

Gross profit increased in dollars and as a percentage of net sales due to a larger proportion of higher margin product shipped during the period and lower freight costs incurred to transport product from China to our warehouses.

Operating profit increased due to higher gross profit, improved efficiencies in SGA expenses primarily from leveraging existing resources to support our Footwear and Accessories segments, and decreased trade advertising expense.

Selected financial results for the nine-month period of fiscal 2012 and fiscal 2011 were:

(all amounts in 000’s)	Nine-month period of Fiscal 2012	% of Net Sales	Nine-month period of Fiscal 2011	% of Net Sales	Increase
Net sales	$107,179	100.0	$103,681	100.0	$3,498
Gross profit	42,830	40.0	37,870	36.5	4,960
Operating profit	26,981	25.2	17,127	16.5	9,854

Net sales increased by 3.4% due primarily to higher shipments to customers in the department store and mass merchandising channels, offset in part by decreased shipments to customers in the specialty and independent channels.

Gross profit increased in dollars and as a percentage of net sales due to the increase in shipments for the period; the benefit of the non-recurrence of costs incurred during the second quarter of fiscal 2011 associated with expediting product to our customers; and lower freight costs incurred to transport product from China to our warehouses.

Operating profit increased due to increased shipments and expansion in gross profit, improved efficiencies in SGA expenses from leveraging existing resources to support our Footwear and Accessories segments, and decreased trade advertising expense.

Results of Operations—Accessories segment

The Accessories segment, comprised of Foot Petals and Baggallini, encompasses the designing, sourcing, marketing and distribution of a variety of accessory category products. These consumer product offerings range from shoe and foot care products to handbags, tote bags and other travel accessories. These products are sold predominately in North America through customers primarily in the specialty and independent store, television shopping network, e-tailing/internet based retail, upper tier department store, mass merchandising and discount store channels. Our business activity with these customers is primarily replenishment in nature, with sales spread evenly throughout the year. Incremental sales from our Accessories segment for the periods presented reflect the benefit of sales for the full quarter and the full nine-month period since we acquired Foot Petals at the end of January 2011 and Baggallini at the end of March 2011.

Selected financial results for the third quarter of fiscal 2012 and fiscal 2011 were:

(all amounts in 000’s)	Third Quarter of Fiscal 2012	% of Net Sales	Third Quarter of Fiscal 2011	% of Net Sales	Increase
Net sales	$8,015	100.0	$2,361	100.0	$5,654
Gross profit	4,464	55.7	1,486	62.9	2,978
Operating profit	1,436	17.9	642	27.2	794

Selected financial results for the first nine months of fiscal 2012 and fiscal 2011 were:

(all amounts in 000’s)	Nine months of Fiscal 2012	% of Net Sales	Nine months of Fiscal 2011	% of Net Sales	Increase
Net sales	$23,764	100.0	$2,361	100.0	$21,403
Gross profit	13,613	57.2	1,486	62.9	12,127
Operating profit	4,807	20.2	642	27.1	4,165

Net sales for the third quarter and nine-month period included shipments primarily to customers in the specialty and independent store, television shopping network, mass merchandising, department store, internet/E- tailing based retail and other channels. Gross profits on shipments to these customers during the reported periods were consistent with our expectations for this business segment. Accessories segment operating profit reflects SGA expenses incurred related to selling, marketing and distribution activities, and costs incurred in corporate support and amortization expense on intangible assets, which resulted from the acquisition of these businesses.

Results of Operations – Unallocated Corporate Expenses

Consistent with our internal reporting structure, certain corporate expenses deemed applicable to the Company as a whole were not allocated to any business segment. Such costs included those associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as such expense areas as annual incentive, stock compensation, pension charges, professional fees and other corporate expense areas. These unallocated costs are shown below:

(all amounts are in 000’s)	Fiscal 2012	Fiscal 2011	Increase
Third quarter	$2,467	$1,605	$862
Nine-month period	8,496	4,871	3,625

The increases of $862 thousand and $3.6 million over the respective reporting periods primarily reflected higher annual incentive expense applicable to individuals working in all areas of the Company.

Seasonality

Although our various product lines in our Footwear and Accessories segments are sold on a year-round basis, the demand for specific products or styles within our Footwear segment is highly seasonal. For example, the demand for gift-oriented slipper products is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full fiscal year or for future comparable quarters. A majority of our annual shipments is expected to continue to be seasonal in nature in the foreseeable future.

Looking ahead to the remainder of Fiscal 2012 and beyond

Looking ahead to the remainder of fiscal 2012 and beyond, our strategies are centered on growing market share in existing channels; pursuing new retail distribution opportunities; expanding our business internationally; and continuing our growth through appropriate acquisitions. We have demonstrated our footwear model over time can perform at or above levels consistent with top quartile performance among our industry peers. We expect to continue to deliver performance that drives revenue and profitability growth and long-term shareholder value.

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

Cash and cash equivalents on hand were approximately $13.2 million at March 31, 2012, compared to $7.4 million at April 2, 2011 and $9.1 million at July 2, 2011. Short-term investments were approximately $27.0 million at March 31, 2012, $21.0 million at April 2, 2011 and $15.6 million at July 2, 2011.

The $27.0 million in short-term investments held at March 31, 2012 were comprised of $10.5 million of marketable investment securities in the form of variable rate demand notes and $16.5 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology. The other short-term investments are classified as held-to-maturity securities and consist of corporate bonds and commercial paper, both of which are carried at amortized cost, adjusted for premiums or discounts.

Operating Activities

Our operations provided approximately $21.7 million and $4.3 million of cash during the nine-month period of fiscal 2012 and the nine-month period of fiscal 2011, respectively. The operating cash flows primarily reflected the impact of timing in our Footwear and Accessories segment shipments and inventory purchased, as well as the timing of collections in accounts receivable and payments for inventory purchases. The operating cash flows during the nine-month period of fiscal 2011 primarily reflected the operating cash flow from our Footwear Segment business.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 4.4:1 at March 31, 2012, 4.8:1 at April 2, 2011 and 3.6:1 at July 2, 2011. The difference in this ratio from March 31, 2012 to April 2, 2011 reflected primarily the effect of the accrual of annual incentive bonuses at the end of the nine-month period of fiscal 2012.

We anticipate that we will continue to fund our operations and meet our debt obligations in the future primarily by using cash generated from operations.

Changes in the primary components of our working capital accounts for the nine-month period of fiscal 2012 and the nine-month period of fiscal 2011, respectively, were as follows:

•

The increases in net accounts receivable of $3.1 million and $786 thousand, respectively, primarily reflected the impact of higher Accessory Segment shipments and Footwear Segment shipments during the third quarter of fiscal 2012, as compared to the same period of fiscal 2011, as well as the timing of customer collections and deductions.

•

Net inventories decreased by $8.5 million and increased by $1.4 million, respectively. The comparative difference for the nine-month period of fiscal 2012 versus the same period in fiscal 2011 reflected the effect of significantly earlier purchases of seasonal goods in late fiscal 2011 as compared to purchase activity in late fiscal 2010.

•

Accounts payable decreased by $6.9 million and by $1.7 million, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in our Footwear segment and in line with the seasonal nature of that business.

•

Accrued expenses increased by $6.1 million and decreased by $1.6 million, respectively. The increase in accrued expenses for the fiscal 2012 period was primarily due to higher incentive and income tax accruals. The decrease in accrued expenses during the prior period was primarily due to the payment of annual incentive bonuses, which were accrued as of the end of fiscal 2010.

Investing Activities

Our investing activities during the nine months of fiscal 2012 used $13.1 million primarily for the purchase of short-term investments and capital improvements. During the nine months of fiscal 2011, our investing activities included $47.7 million in expenditures associated with our business acquisitions, along with other capital expenditures of $643 thousand and were offset by $16.8 million in funds provided by liquidating a portion of short-term investments.

Financing Activities

Financing activities during the nine-month period of fiscal 2012 reflected primarily $2.9 million of repayment of long-term debt and $2.4 million in dividend payments. During the nine months of fiscal 2011, we obtained $30 million though bank financing to fund our acquisitions during the third quarter of fiscal 2011, used $429 thousand to make periodic payments of that bank debt, as well as $2.3 million to fund payment of dividends.

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

Under the terms of the Bank Facility, Huntington provided us $30 million under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15 million on March 1, 2011 and the remaining $15 million on March 31, 2011. We began paying monthly principal payments in the amount of $357 thousand, together with accrued interest, on April 1, 2011, with the then remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate on the Term Loan Facility is a rate equal to LIBOR plus 1.85%. In conjunction with the Bank Facility, we entered into an interest rate contract that provided for a fixed interest rate of 3.94% on a notional amount of 50% of the outstanding principal balance of the term loan.

We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility; this fee is being amortized over the term of the loan. The applicable interest rate on the Term Loan Facility at March 31, 2012 was 2.09%, assuming a 30-day LIBOR rate of 0.24% on that date.

Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated quarterly beginning with the fiscal quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At March 31, 2012, we were in compliance with all these financial covenants.

Other Long-Term Indebtedness and Current Installments of Long-Term Debt

At March 31, 2012, we reported $4.3 million as the current portion of long-term debt. The term loan has a seven-year amortization schedule, and we are obligated to make interest and principal payments over the five-year term of the loan, with a final payment for the balance remaining due at the end of the five-year term.

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

In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the third quarter and nine-month period of fiscal 2012, we recognized unfavorable reserve adjustment of $16 thousand and a favorable reserve adjustment of $673 thousand, respectively, on accounts receivable reserves established at the end of fiscal 2011. After offset for related adjustments to cost of returned inventory accruals, these accounts receivable reserve adjustments had a net detrimental effect on our earnings before income tax of $16 thousand and a net beneficial effect on our earnings before income tax of $734 thousand, respectively, during the third quarter and the nine-month period of fiscal 2012. During the third quarter and nine-month period of fiscal 2011, we recognized favorable reserve adjustments of $0 and $1.6 million, respectively, on accounts receivable reserves established at the end of fiscal 2010. After offset for related adjustments to cost of returned inventory accruals, these accounts receivable adjustments had a net beneficial effect on our earnings before income tax of $0 and $1.2 million, respectively, during the third quarter and the nine-month period of fiscal 2011.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the nine-month period of fiscal 2012 or during the nine-month period of fiscal 2011.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the nine-month period of fiscal 2012 and the nine-month period of fiscal 2011, there were no significant write-downs to inventory recorded.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the nine-month period of fiscal 2012 or at the end of the nine-month period of fiscal 2011 at the Federal, state or local tax levels.

d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year, and we monitor these assumptions over the course of the fiscal year.

e)	We review the carrying value of our long-lived assets including property, plant and equipment and intangible assets with finite useful lives for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of income. There were no impairment indicators present during the third quarter or nine months of fiscal 2012.

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

f)	During the second quarter of fiscal 2012 the Company completed the annual impairment test of goodwill and intangible assets with indefinite lives, under the provisions of FASB ASC 350. The estimated fair value of each reporting unit exceeded their respective carrying value as of the end of October in fiscal 2012, and there was no goodwill or indefinite-lived intangible assets impairment indicated at that time. There were no impairment indicators present during the third quarter and nine months of fiscal 2012.

g)	We manage interest rate volatility on our floating interest-rate term debt borrowing. As a result of interest rate fluctuations, cash flow requirements on floating rate borrowings increase or decrease and impact both expected cash outflows as well as interest expense over time. We use a derivative instrument, an interest rate contract, as part of our interest rate risk management strategy to manage cash flow exposure from changes in interest rates. An interest rate contract generally involves the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Under an interest rate contract, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. A derivative instrument deemed highly effective qualifies for hedge accounting treatment under generally accepted accounting standards, and accordingly, the effective portion of unrealized gains and losses on interest rate swaps is deferred as a component of accumulated other comprehensive income (loss). Any deferred portion is a component of interest expense when we incur the interest expense. Any ineffective portion is directly recorded as a component of interest expense.

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

h)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data.” of Part II of our 2011 Form 10-K.

Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimates.

Recently Issued Accounting Standards

See “Note 17—Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for any recently issued but not yet adopted accounting standards that could have a significant effect on the Company when they are implemented.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments — Foreign Currency

During fiscal 2011 and through the nine-month period of fiscal 2012, substantially all of our sales and all of our purchases were denominated in U.S. dollars, and accordingly, we did not have any foreign currency risk.

Market Risk Sensitive Instruments — Interest Rates

Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At March 31, 2012, we had $25.7 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% of fifty percent of the loan balance and an interest rate equal to LIBOR plus 1.85% that applies to the remainder of the loan balance under the Term Loan Facility.

Interest rate changes can impact interest expense on the unhedged portion of the term loan, the level of earnings from short-term investments and the measurement of pension liabilities, whose measurement is performed on an annual basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) Not applicable

(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended March 31, 2012. R.G. Barry Corporation does not currently have in effect a publicly-announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

(a), (b) Not Applicable

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits at page 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant

Date: May 9, 2012	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

R.G. BARRY CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Letter agreement, dated January 31, 2012, amending the Executive Employment Agreement, effective as of May 1, 2009, between R.G. Barry Corporation and Greg A. Tunney	Filed herewith

10.2	Letter agreement, dated March 15, 2012, amending the Executive Employment Agreement, effective as of May 1, 2009, between R.G. Barry Corporation and Greg A. Tunney	Filed herewith

10.3	Executive Employment Agreement, dated March 30, 2012 and effective as of May 1, 2012, between R.G. Barry Corporation and Greg A. Tunney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#—	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at March 31, 2012 and July 2, 2011;

(ii)	Condensed Consolidated Statements of Operations for the third quarter and nine-month period of fiscal 2012 and the third quarter and nine-month period of fiscal 2011;

(iii)	Condensed Consolidated Statements of Cash Flows for the nine-month period of fiscal 2012 and the nine-month period of fiscal 2011; and

(iv)	Notes to Condensed Consolidated Financial Statements for the third quarter and nine-month period of fiscal 2012 and the third quarter and nine-month period of fiscal 2011

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those Sections.