Form 10-K
period 2012-06-30
BARRY R G CORP /OH/
filed 2012-09-12
CIK 749872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $121,270,733 based on the closing price per common share of $12.08 on The NASDAQ Global Market on December 31, 2011 (the last business day of the most recently completed second fiscal quarter). For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 11,182,353 common shares, $1.00 par value, as of September 12, 2012.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the 2012 Annual Meeting of Shareholders to be held on November 2, 2012, which definitive Proxy Statement will be filed not later than 120 days after June 30, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

R.G. BARRY CORPORATION

FISCAL 2012

ANNUAL REPORT on FORM 10-K

Exhibit 10.29

Exhibit 21.1

Exhibit 23.1

Exhibit 24.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

*	The information required to be disclosed under each Item is incorporated by reference from the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the 2012 Annual Meeting of Shareholders to be held on November 2, 2012, which definitive Proxy Statement will be filed no later than 120 days after June 30, 2012.

FORWARD-LOOKING STATEMENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Some of the disclosures in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Form 10-K”) contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; our ability to implement new enterprise resource information systems; a failure in or a breach of our operational or security systems or infrastructure, or those of our third-party suppliers and other service providers, including as a result of cyber-attacks; the unexpected loss of any of the skills and experience of any of our senior officers; our ability to successfully integrate any business acquisitions; and our investment of excess cash in variable rate demand note securities and other short-term investments. You should read this 2012 Form 10-K carefully, because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this 2012 Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of this 2012 Form 10-K, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in this “Safe Harbor” Statement or in “Item 1A. Risk Factors” of Part I of this 2012 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the SEC should also be considered.

DEFINITIONS

All references in this 2012 Form 10-K to “we”, “us”, “our”, and the “Company” refer to R.G. Barry Corporation, an Ohio corporation (the registrant) or, where appropriate, to R.G. Barry Corporation and its subsidiaries. The Company’s annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”) ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2013	52 weeks ending June 29, 2013
Fiscal 2012	52 weeks ended June 30, 2012
Fiscal 2011	52 weeks ended July 2, 2011
Fiscal 2010	53 weeks ended July 3, 2010

PART I

Item 1. Business

BUSINESS AND PRODUCTS

Overview

R.G. Barry Corporation develops brands and markets products in three areas of the retail accessories category. These products include: footwear, such as slippers and sandals; foot and shoe care products, such as cushioned insoles; and handbags, tote bags and travel products. Our products are primarily sold in North America by a broad cross-section of retailers of varying size and classification.

Since its founding more than 65 years ago, the Company’s main product has been accessories-type footwear. As part of our current strategic growth plan, we acquired the principal assets of two businesses during fiscal 2011 that transformed our business profile from solely an accessories footwear provider into the marketer of a range of accessories products. Foot Petals, Inc. (“Foot Petals”) is a leading developer and marketer of premium insoles and comfort solutions for footwear problems; and Baggallini, Inc. (“Baggallini”) is a developer and marketer of handbags, tote bags and travel products.

We use a flexible sourcing model for our business. Many of the costs and expenses related to product procurement and distribution can expand and contract with our needs. Our products are all produced by contract manufacturers, primarily located in the People’s Republic of China (“China”) with the exception of certain foot and shoe care products, for which we also utilize a domestic-based supplier. Most of our products are warehoused and shipped by third-party logistics providers located in the United States.

We are an Ohio corporation with executive offices are located in a Company-owned facility at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147. Our telephone number is 614.864.6400, and our corporate Internet website can be accessed at www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this 2012 Form 10-K). We have been a public company since 1962. Our common shares are traded on The NASDAQ Global Market (“NASDAQ-GM”) under the trading symbol DFZ, which is meant to evoke the name of our flagship slipper brand, Dearfoams*.

Reporting Segments

Our business is divided into two reportable segments: the Footwear segment, which includes slippers and sandals; and the Accessories segment, which includes foot and shoe care products, handbags, tote bags and travel products. Approximately 79% of our consolidated net sales in fiscal 2012 came from the Footwear segment with the remainder of our net sales generated through the Accessories segment.

Our two reporting segments – Footwear and Accessories – currently are comprised of three individual business units (“BU”): 1) footwear; 2) foot and shoe care products; and 3) handbags, tote bags and travel products. These BUs are organized around specific accessories product categories and trademarked brand names that we own. We think our trademarks have significant commercial value. In general, trademarks remain valid and enforceable as long as they are used in connection with our products and services and the required registration renewals are filed. We intend to continue the use of each of our trademarks and to renew each registered trademark accordingly.

We established our reporting segments using generally accepted aggregation criteria under which we analyzed each business unit’s products, brand names, distribution channels, customer bases, sourcing and production methods and anticipated performance. Our Foot Petals and Baggallini business units share similar qualitative and quantitative characteristics that lend themselves to aggregation and that differentiate them from our footwear business. We believe that utilizing these two reporting segments allows us to fairly represent our business and its financial results.

See additional information on results as well as total assets for each of our reporting segments in “Note (16)—Segment Reporting” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2012 Form 10-K.

Each of our business units is managed by a Business Unit President, who reports to the Company’s President and Chief Executive Officer. A team of design, marketing, sales, merchandising and finance professionals supports each BU. In-house corporate administrative, finance, human resources, information technology, logistics and creative services (“shared services”) are used in varying degrees by all of our business units. We maintain sales offices and showrooms at 9 East 37th Street in New York City, New York, which are shared by all BUs.

While many selling, general and administrative expenses (“SGA”) are direct to each business unit, certain corporate support expenses are incurred and assigned to the respective business units based on estimated usage of Company services. Operating profit as measured for each segment includes sales, cost of sales, direct and allocated SGA expenses. This segment measure of operating profit or loss, as defined, is the primary indicator of internal financial performance used by management.

Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily represent areas such as the Company’s corporate and governance functions, including the Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as expense areas including incentive bonus, incentive stock compensation, pension, professional fees and similar corporate expenses.

Footwear

Our Footwear segment is a component of the overall accessories category and a subset of the highly competitive footwear industry. According to independent industry research, annual retail sales of accessories footwear total slightly under $1 billion. The category includes slippers, sandals, hybrid and active fashion footwear and slipper socks. We believe that we are one of the world’s largest marketers of accessories footwear products, and as such, estimate that we sell about 30% of the slippers purchased in the United States annually.

We have sold more than 1 billion pairs of accessory footwear under a variety of brand names since our founding in 1947. Today, Dearfoams* is our principal footwear brand. Since its introduction in 1958, Dearfoams* has, according to our proprietary consumer research, become one of the most-recognized brand names in accessories footwear. In addition to Dearfoams*, our current footwear brand names include Angel Treads*, DF by Dearfoams*, DF Sport by Dearfoams*, Utopia by Dearfoams* and Terrasoles*. We exited the Levi’s** brand slippers and sandals business, operated under license granted by Levi Strauss & Co., at the end of fiscal 2012. This was the final step in a strategy to exit all licensed footwear businesses in our portfolio. The decision had no material impact on fiscal 2012 results.

In recent years, several companies that are engaged in marketing apparel and footwear have begun selling accessories footwear. Many of these competitors have significantly greater financial, distribution and marketing resources than we do. We do not, however, believe that they have committed the necessary resources to effectively compete long-term within the category. In addition, some retailers have from time to time sought to source their own accessories footwear products directly from overseas manufacturers.

*	Denotes Company trademark registered in the United States Department of Commerce Patent and Trademark Office
**	Denotes a licensor trademark registered in the United States Department of Commerce Patent and Trademark Office

Most competitors in this segment are either privately-owned sourcing companies, producing products under various licensed brand names, or retailers sourcing their own private or proprietary label goods. We compete in this segment primarily on the basis of the quality, innovation and comfort of our products; price; value; service to our customers; marketing and merchandising expertise; and reputation within the trade. Our long experience in accessories footwear and the advantages of scale gained as a category leader give us tremendous advantages over many competitors. We believe that we are the only accessories footwear resource capable of providing the high level of comprehensive service, quality and support that we offer retailers, and we expect to continue growing our branded business in this segment based upon these strengths.

We debut new footwear collections each spring and fall in conjunction with national retail accessory buying markets and other national trade events. We plan to continue the introduction of updated and new products in response to fashion changes, consumer taste preferences and changes in the demographic makeup of our business.

Several basic footwear profiles are standard in all of our footwear brand lines. Many of these classic footwear silhouettes are in demand throughout the year. The most significant changes to these traditional products are made in response to broadly-accepted fashion trends and can include slight variations in design elements, internal construction, ornamentation, fabric and color.

We license certain footwear brand names we own to Olivet International, Inc. (“Olivet”). The five-year exclusive agreement entered in July 2010 gives Olivet sole right to develop and market a variety of sleepwear, active wear and accessories products bearing the Dearfoams*, DF by Dearfoams*, DF Sport by Dearfoams* and Utopia by Dearfoams* trademarks in North and South American markets. We receive quarterly royalty payments under this agreement.

Although international sales of our footwear, primarily in Canada and Mexico, represented only 3% of our total footwear business during fiscal 2012, we do view international markets as a potential driver of future growth. As a result, we began a formalized effort during fiscal 2012 to develop and grow a stable of international distributors for each of our business units.

Our footwear products are sold through multiple retail channels including mass merchandisers, national chain stores, warehouse clubs, mid-tier department stores, specialty and independent stores, discount stores and e-commerce and catalog retailers. Suggested retail prices for our footwear products range from approximately $7-to-$50 per pair, depending upon the style, retail channel and retailer mark-up. Most buyers and consumers of our footwear are adult females.

We do not finance customers’ purchases beyond granting traditional payment terms at the time shipments to the retailers are made. We do grant limited return privileges and allowances to fund advertising and in-season promotional activities to certain footwear customers. Our direct-to-consumer footwear sales are nominal and limited to those conducted through www.dearfoams.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our Dearfoams e-commerce website into this 2012 Form 10-K).

Our footwear business is comprised of two components, replenishment and seasonal. In the replenishment component, retailers carry a relatively consistent, planned assortment of products on a year-round basis. These products are purchased by consumers on a repeat basis and the in-store assortment is regularly replenished by us to ensure product availability for shoppers. The seasonal component is comprised of a variety of more fashion-forward and boxed items that generally are found in stores only during the key retail selling periods, such as the period around the Christmas holiday selling season. Approximately 73% of our annual net sales in the footwear BU have historically occurred from July through December. We have identified the popularity of slippers as a holiday gift item as the main reason for this heavy seasonal weighting.

During fiscal 2012, we continued to invest in an on-going advertising/marketing initiative that is focused on increasing our dominance in accessories footwear and expanding the relevance of Dearfoams* to a broader consumer demographic. We also continued to use seasonal in-store merchandisers during the critical holiday period as a tool for managing the flow of our footwear to the retail selling floor. We believe that when combined with modern automatic demand-pull replenishment systems and various other merchandising and sales techniques, the use of temporary in-store merchandisers helps us optimize critical holiday sell-through of our footwear products.

Due to the seasonal nature of our Footwear segment, the backlogs of unfilled footwear orders as of fiscal August month-end periods that ended on September 1, 2012, September 3, 2011 and September 4, 2010 were $32.5 million, $34.3 million and $30.3 million, respectively. The backlogs of unfilled sales orders at the end of fiscal 2012, fiscal 2011 and fiscal 2010 were approximately $31.8 million, $31.3 million and $33.4 million, respectively; comparisons between years reflect differences in the timing of order receipts only and do not necessarily indicate a growth or decline in sales volume.

We operate a footwear sourcing office in Dongguan City, China, to facilitate the development and procurement of our products and help ensure their quality and timely delivery. Approximately 33 people work out of the Dongguan City office.

We purchase our footwear products from approximately 18 different third-party manufacturers, most of whom are located in China. Our overall experience with third-party footwear manufacturers has been very good in terms of reliability, delivery times and product quality. All of our third-party purchases are conducted on an open account basis and in U.S. Dollars.

We are dependent on methods of third-party transport to move our products from our third-party manufacturers to distribution facilities we utilize, and from those facilities to our customers. In our Footwear segment, we warehouse and distribute all goods from a third-party logistics facility in Fontana, California. In May 2012, we exited a leased distribution center we operated for many years in San Angelo, Texas. In addition to the cost savings that resulted from moving to our current third-party logistics provider, the elimination of the Texas legacy facility cut approximately two weeks off of the product distribution cycle for goods previously handled through the San Angelo facility. The closing had no material impact on fiscal 2012 financial results.

Accessories Products

The Foot Petals and Baggallini BUs collectively comprise our Accessories segment. Independent industry research indicates that the product classifications where these BUs compete—foot and shoe care, and handbags, tote bags and travel products—represent approximately 4% and 30%, respectively, of total annual accessories sales at retail. We believe that these subcategories present us with opportunities for faster and more profitable growth than the opportunities presented by the Footwear segment.

Foot Petals

Foot Petals sells approximately 30 foot and shoe care products priced between $7 and $45, which primarily are targeted toward the foot comfort of women between the ages of 14 and 55. Many Foot Petals products are made from high-performance urethane or similar man-made materials and various fabrics. The products generally are sold at premium, non-promotional prices and yield higher margins than those earned in our Footwear segment.

Foot Petals products are sold under a variety of brand names including Foot Petals*, Fab Feet*, Glamour Toez*, Heavenly Heelz* and Killer Kushionz*. Sales to the trade are handled by a combination of Company-employed and independent sales representatives. Products also are presented to retailers at various national markets and accessories trade shows. Foot Petals’ market share of the total retail comfort insert business is very nominal and Foot Petals emphasizes function coupled with fashion at a reasonable price, whereas many of our competitors emphasize only function. We do not finance retailers’ purchases beyond granting traditional payment terms at the time shipments to the retailers are made.

Foot Petals’ products principally are sold to consumers through mass-merchants, upper-tier department stores, independent retailers, internet and home shopping venues. We also sell direct-to-consumer via www.footpetals.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our Foot Petals e-commerce website into this 2012 Form 10-K). Due in part to its non-seasonal nature, the business has minimal exposure to obsolete inventory and net sales are relatively evenly distributed across the fiscal year. The replenishment nature of the Foot Petals’ business model contributes to making it a fast-turning, low inventory volume business.

In conjunction with our efforts to develop international business for all of our business units, we signed several third-party distribution agreements for Foot Petals during the second half of fiscal 2012. The impact on the Company’s net earnings from these distribution agreements will not be material in fiscal 2013.

Foot Petals brand cushions are considered premium products within their category and carry the Seal of Acceptance of the American Podiatric Medical Association. Among Foot Petals major competitors are Dr. Scholl’s®, Implus® Footcare and Profoot®.

Foot Petals’ products primarily are manufactured by a third-party supplier based in Ohio, and warehoused and distributed through a third-party logistics provider located adjacent to the supplier’s manufacturing plant. We rely on third-party transport to move Foot Petals products to our customers.

In addition to showroom and office space in our New York City location, Foot Petals operates a sales office in Glen Rock, New Jersey.

Baggallini

Baggallini products consist of various styles of handbags, tote bags and travel accessories priced between $40 and $180, and are primarily targeted toward women between the ages of 34 to 55. Its products are principally made from durable nylons, leathers and other man-made materials and are sold at premium, non-promotional prices.

We invested significantly in restaging the Baggallini brand during fiscal 2012. In February 2012, we introduced an updated Baggallini line that included a second tier of higher-priced, more colorful and highly-styled products. Baggallini products traditionally are recognized for their lightweight construction and intelligent, solution-oriented organization. The Baggallini BU generates higher margins than those earned in our Footwear segment.

Baggallini’s principal trademarks include baggallini* and Le Bagg*. Sales are handled by a combination of Company-employed and independent sales representatives. Products also are presented to retailers at various gift and trade shows, conducted throughout the country at various times of the year. Baggallini’s market share of the total retail handbag business is very nominal and Baggallini emphasizes function coupled with fashion at a reasonable price whereas many of our competitors primarily emphasize fashion. We do not finance retailers’ purchases beyond granting traditional payment terms at the time shipments to the retailers are made.

Baggallini’s products primarily are sold to consumers through a network of several thousand independent retail locations, non-promotional department and chain stores and on-line retailers. We also sell direct-to-consumer via www.baggallini.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our Baggallini e-commerce website into this 2012 Form 10-K).

Branded competitors include Kipling® and LeSportsac®. The business is relatively non-seasonal and evenly distributed across the fiscal year.

Baggallini has a nominal international business, primarily in Canada. We expect to expand Baggallini’s international footprint, beginning in fiscal 2013, as part of our Company-wide international growth strategy.

All Baggallini products are developed and sourced through a network of contract manufacturers in China. This business unit utilizes a sourcing agent who is not affiliated with our China-based footwear sourcing operations. All of Baggallini’s third-party purchases are conducted on an open account basis and in U.S. Dollars. We are dependent on methods of third-party transport to move Baggallini products from contract manufacturers to our leased, Company-operated distribution facility in Oregon, and from our Oregon distribution center to retailers.

Although some of the BU products contain elements of fashion, they focus more on function, thus lessening our exposure to obsolete inventory resulting from changing fashion trends. The BU traditionally has operated with an inventory level that ensures quick customer order fulfillment and replenishment.

In addition to office and showroom space in our New York City location, Baggallini operates a leased administrative office, showroom and distribution center in suburban Portland (Milwaukie), Oregon.

BUSINESS ETHICS & SOCIAL RESPONSIBILITY

We strive to incorporate our core values of integrity, quality, innovation, leadership, teamwork and community into our business in a manner that leads to the long-term success of the Company, our shareholders and our team members. We strive to achieve the highest business and personal ethical standards, as well as compliance with all applicable governmental laws, rules and regulations. We believe that it is the responsibility of a good corporate citizen to embrace social, environmental and governance factors as part of its overall business strategy.

Equal Employment Opportunities

We offer the opportunity of equal employment to all individuals without regard to disability, race, color, religion, sex, national origin or age, and expect the same of all suppliers to our enterprise.

Fair Labor Practices

Our Code of Ethical Business Conduct details our intolerance of the use of forced labor — slavery, indentured, bonded, child or prison labor and human trafficking — by anyone with whom we do business.

We require our suppliers to provide workers with a clean, safe, and healthful work environment. Factories producing our merchandise must provide adequate medical facilities and ensure that all production and manufacturing processes are carried out in conditions that have proper considerations for the health and safety of the workers involved. Suppliers also must respect the rights of employees to associate with any group, so long as such groups are legal within their own country.

All of our suppliers and their contractors are randomly audited by independent third parties, both announced and unannounced, to help ensure adherence to our expectations related to forced labor and overall working conditions. We require that all vendors doing business with us to fairly compensate their employees by: providing wages and benefits that meet or exceed applicable local and national laws; scheduling reasonable work hours; and providing reasonable days off, vacation and leave privileges. Each supplier also must display a signed Terms of Engagement document detailing this information in a location visible to all employees working at their facilities.

The Company is C-TPAT (Customs-Trade Partnership Against Terrorism) certified, which means we comply with the U.S. Government’s standards to ensure that our shipments out of other countries are safe from tampering during the exporting process. A part of this certification process also includes periodic inspections of our foreign manufacturers’ factories to ensure safe, fair working conditions for employees.

Corporate Sustainability

The Company works to promote sustainable, environmentally healthy business practices by identifying and sharing practical, innovative conservation methods; adopting appropriate environmental policies; and encouraging all of our team members, vendors and customers to incorporate green wherever possible.

We have adopted recommendations from the ENERGY STAR program of the U.S. Environmental Protection Agency and the U.S. Department of Energy at our facilities and encourage and expect our suppliers to: reduce excess packaging and use recycled, nontoxic materials; follow guidelines that will prevent the future depletion of natural resources; and ensure the use of safe materials in manufacturing. We anticipate no material capital expenditures for environmental controls facilities for the foreseeable future.

PRODUCT DESIGN AND DEVELOPMENT

Design and product development activities for all of our business units during fiscal 2012 were conducted in the United States of America and China.

The principal raw materials used in our footwear, foot care and handbag, tote bag and travel products are textile fabrics, threads, foams, nylons, other synthetic products, recycled micro fleece, mesh and high performance urethane. Raw materials also include organics such as leather, suede and cotton fibers; and various packaging materials. All of our raw materials are available from a wide range of suppliers. We have not experienced any significant difficulty in obtaining raw materials.

During fiscal 2012, fiscal 2011 and fiscal 2010, we spent approximately $1.7 million, $1.9 million and $2.3 million, respectively, to support the design and development of new products and make improvements in existing products. These design and development activities were primarily supported by 10 full-time team members.

SIGNIFICANT CUSTOMERS

As our business base has grown in recent years, the percentage of net sales from our largest customers has declined relative to our consolidated net sales. Walmart Stores, Inc. and its affiliates accounted for 29%, 32% and 35% of our consolidated net sales during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Our sales to Walmart Stores, Inc. and its affiliates are primarily in our Footwear segment and are less seasonal in nature than sales to many of our other footwear customers. J.C. Penney Company, Inc. accounted for 10% of our consolidated net sales during fiscal 2010.

FACILITIES

Our principal administrative, sales and distribution facilities are described above and more fully below under “Item 2. Properties.” of this 2012 Form 10-K.

EMPLOYEES

At the close of fiscal 2012, we employed 138 full-time team members. Approximately 76% of our team members are employed in the United States.

AVAILABLE INFORMATION

We make available free of charge through our corporate Internet website all annual reports on Form 10-K, all quarterly reports on Form 10-Q, all current reports on Form 8-K, and all amendments to those reports, filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our definitive annual meeting proxy materials as filed pursuant to Section 14 of the Exchange Act. These reports and proxy materials are available as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (the “SEC”).

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. The following risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this 2012 Form 10-K. Any of these risks could materially adversely affect our business, our operating results, or our financial condition and the actual outcome of matters as to which forward-looking statements are made.

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

We do not own or operate any manufacturing facilities and depend upon independent third parties to manufacture all of our products. During fiscal 2012, most of our products were manufactured in China. The inability of our third-party manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, returns or harm our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our third-party manufacturers could be detrimental not only to a particular order but to future relationships with our customers.

We compete with other companies for the production capacity of our third-party manufacturers. Some of these competitors have greater financial and other resources than we have and may have an advantage in securing production from these manufacturers. If we experience a significant increase in demand for our products or if one of our existing third-party manufacturers must be replaced, we may have to find additional third-party manufacturing capacity. There can be no assurance that this additional capacity will be available when required or will be available on terms that are similar to the terms that we have with our existing third-party manufacturers or that are otherwise acceptable to us. If it is necessary for us to replace one or more of our third-party manufacturers, particularly one that we rely on for a substantial portion of our products, we may experience an adverse financial or operational impact, such as increased costs for replacement manufacturing capacity or delays in the distribution and delivery of our products to our customers, which could cause us to lose customers or revenues because of late shipments or customers being unwilling to absorb increased costs.

Our international manufacturing operations are subject to the risks of doing business abroad.

We currently purchase much of our product from China. We expect to continue to purchase our products from China at approximately the same levels in the future. This international sourcing subjects us to the risks of doing business abroad. These risks include:

•	the impact on product development, sourcing or manufacturing from public health and contamination risks in China or other countries where we obtain or market our products;

•	acts of war and terrorism;

•	the impact of disease pandemics;

•	social and political disturbances and instability and similar events;

•	strikes or other labor disputes;

•	export duties, import controls, tariffs, quotas and other trade barriers;

•	shipping and transport problems;

•	increased expenses, particularly those impacted by any increase in oil prices;

•	fluctuations in currency values; and

•	general economic conditions and regulatory environments in overseas markets.

Because we rely primarily on Chinese third-party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations. While we believe these relationships are strong, if trade relations or regulatory changes between the United States and China deteriorate or are threatened by instability, our business could be adversely affected. Although we believe that we could find alternative manufacturing sources, there can be no assurance that these sources would be available on terms that are favorable to us or comparable to those with our current manufacturers. Furthermore, a material change in the valuation of the Chinese currency could adversely impact our product costs, resulting in a significant negative impact on our results of operations.

Our concentration of customers could have a material adverse effect on us, and our success is dependent on the success of our customers.

As a result of the continuing consolidation in the retail industry, our footwear customer base has decreased, thus increasing the concentration of our customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 29%, 32% and 35% of our consolidated net sales in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. If this customer reduced or discontinued its product purchases from us, it would adversely affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo additional changes that could decrease the number of stores that carry our products, which could adversely affect our results.

Our success is also impacted by the financial results and success of our customers. If any of our major customers, or a substantial portion of our customers, generally, experiences a significant downturn in business, fails to remain committed to our products or brands or realigns affiliations with suppliers or decides to purchase products directly from the manufacturer, then these customers may reduce or discontinue purchases from us, which could have a material adverse effect on our business, results of operations and financial condition. We are also subject to the buying plans of our customers, and if our customers do not inform us of changes in their buying plans until it is too late for us to make necessary adjustments to our product supply, we may be adversely affected. We do not have long-term contracts with our customers and sales normally occur on an order-by-order basis. As a result, customers can generally terminate their commercial relationship with us at any time.

Our business faces cost pressures, which could affect our business results.

While we rely on third-party manufacturers as the source of our products, the cost of these products depends, in part, on the manufacturers’ raw materials, labor and energy costs. Thus, our own costs are subject to fluctuations, particularly due to changes in the cost of raw materials and cost of labor in the locations where our products are manufactured, foreign exchange and interest rates.

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

The slipper footwear business is highly seasonal and has relatively long lead times for the design and manufacture of products. Consequently, we must commit to production in advance of orders based on our forecast of consumer demands. If we fail to forecast consumer demand accurately, we may under- or over-source a product and encounter difficulty in handling customer orders or liquidating excess inventory, and we may have to sell excess inventory at a reduced cost. Further, due to the fashion-oriented nature of our products, rapid changes in consumer preferences lead to an increased risk of inventory obsolescence. While we believe we have successfully managed this risk in recent years and believe we can successfully manage it in the future, our operating results will be adversely affected if we are unable to do so.

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

A significant portion of our footwear business is highly seasonal and much of the results of our operations are dependent on strong performance during the last six months of the calendar year, particularly the holiday selling season. The majority of our marketing and sales activities for our footwear business take place at industry market week and trade shows in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash position is strongest in the first six months of the calendar year. Unfavorable economic conditions affecting retailers during the fall and through the holiday season in any year could have a material adverse effect on the results of our operations for the year. Although our acquisitions during fiscal 2011 have added businesses with year-round replenishment shipments, we can offer no assurance that the overall significant seasonal nature of our business will change in the future.

Our unsecured credit agreement includes financial and other covenants that impose restrictions on our financial and business operations.

Our unsecured credit agreement signed in March 2011 contains financial covenants that require us to maintain minimum levels regarding our financial condition and operating performance. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, an event of default would result, and the lender could declare outstanding borrowings immediately due and payable. If that should occur, we cannot guarantee that we would have sufficient liquidity at that time to repay or refinance borrowings under the unsecured credit agreement.

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

A failure in or a breach of our operational or security systems or infrastructure, or those of our third-party suppliers and other service providers, including as a result of cyber-attack may disrupt our operations.

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our information technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process orders and deliver products to the stores or impact our consumer’s ability to access our websites in a timely manner or expose confidential customer information could have a material adverse effect on our results of operations, financial condition and cash flows.

We rely on the experience and skills of our senior executive officers, the loss of whom could have a material adverse effect on our business.

Our senior executive officers closely supervise all aspects of our business. Our senior executive officers have substantial experience and expertise in our business and have made significant contributions to the growth and success of our brands. If we were to lose the benefit of their involvement without adequate succession plans, our business could be adversely affected. Competition for such senior executive officers is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified senior executive officers in the future.

For any business acquisitions we undertake, we depend on our ability to successfully integrate and operate those newly acquired businesses.

We may be unable to consummate, manage or integrate our acquisitions. A portion of our recent sales and profitability growth has occurred through acquisitions. We may from time to time seek opportunities to acquire attractive businesses. There are no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, and that business judgment concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. The acquired businesses may not be integrated successfully and the acquisition may strain our management resources or divert management’s attention from other business concerns. Failure to successfully integrate any of our acquisitions may cause significant operating inefficiencies and could adversely affect our operations and financial condition.

We periodically invest funds in marketable securities, and the ultimate repayment of amounts invested depends on the financial capacity of the related financial institutions and corporations involved.

We periodically invest funds in marketable securities for which the ultimate repayment of invested amounts is dependent on the financial capacity of the related financial institutions and corporations involved. At June 30, 2012, as part of our cash management and investment program, we maintained a portfolio of $25.6 million in short-term investments, including $17.1 million in marketable investment securities consisting of variable rate demand notes and $8.5 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several commercial paper investments, which matured by August 2012.

Item 1B. Unresolved Staff Comments.

No response required.

Item 2. Properties.

The Company owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, a facility that contains approximately 55,000 square feet. The Company leases space aggregating approximately 89,400 square feet at an approximate total annual rent of $600,300. The following table describes the Company’s principal leased properties during fiscal 2012 and the operating status of those properties at June 30, 2012:

Location	Use	Approximate Square Feet	Approximate Annual Rental	Lease Expires	Renewals
1887 SE Milport, Milwaukie, Oregon	Office, Shipping, Distribution Center	70,000	$285,900	2014	1 year
9 East 37th Street, 11th Floor New York City, New York	Sales Office/Showroom	5,000	$200,000	2015	None
Room 1101, Huiye Building, No. 17 Dongguan Ave., Dongcheng District, Dongguan City, Guangdong Province, China	Sourcing Representative Office	8,700	$62,800	2014	None
194 Rock Road Glen Rock, New Jersey	Sales office	1,500	$25,500	2013	None
903 S.E. 28th Street Suite 7 Bentonville, Arkansas	Sales Administration Office	1,300	$19,500	Month to month	Month to month
Room 106, Building No. 8 Tianzeyuan Block, No. 588 Zhushan Road, Jiangning Science Area, Nanjing, Jiangsu, China	Sourcing Quality Control Office	2,900	$6,600	2015	None

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

Item 4. Mine Safety Disclosures.

Not applicable

Supplemental Item. Executive Officers of the Registrant.

The following table lists the names and ages of the executive officers of the Company as of September 12, 2012, the positions with the Company presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his or her principal occupation for more than five years. The executive officers serve at the discretion of the Board of Directors subject, when applicable, to their respective contractual rights with the Company and, in the case of Mr. Tunney and Mr. Eckols, pursuant to an employment agreement. There are no family relationships among any of the Company’s executive officers or directors.

Name	Age	Position(s) Held with the Company and Principal Occupation (s) for Past Five or More Years
Greg A. Tunney	51	Chief Executive Officer of the Company since May 2006; President of the Company since February 2006; Director of the Company since August 2006; Chief Operating Officer of the Company from February 2006 to May 2006; President, Chief Operating Officer and a Director of Phoenix Footwear Group Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from 1998 to February 2005.

Jose G. Ibarra	53	Senior Vice President – Finance and Chief Financial Officer of the Company since January 2009; Secretary of the Company from January 2009 to October 2009; Senior Vice President – Treasurer of the Company from July 2008 to January 2009; Vice President – Treasurer of the Company from December 2004 to June 2008.

Glenn D. Evans	51	Senior Vice President – Global Operations of the Company since July 2010; Senior Vice President-Supply Chain and Logistics of the Company from November 2006 to July 2010; Senior Vice President – Creative Services and Sourcing of the Company from November 2003 to November 2006.

Yvonne E. Kalucis	47	Senior Vice President – Human Resources of the Company since February 2008; Vice President – Human Resources of the Company from September 2007 to February 2008; Director of Human Resources for Limited Brands, Inc., a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories under various trade names, from September 2005 to September 2007.

Lee F. Smith	50	Senior Vice President – Creative Services of the Company since January 2009; Senior Vice President – Design and Product Development of the Company from December 2006 to January 2009; President of Pacific Footwear Services, a footwear business development company engaged primarily in the research, design, development and commercialization of footwear products for a variety of customers, from 2004 to 2006.

Nancy N. Coons	52	Business Unit President – Footwear since June 2011; President, Dearfoams, from July 2010 to June 2011; Principal of Coons Consulting Co., a company providing brand strategy, product development and merchandising consultant services, from April 2008 to June 2010; General Manager, Apparel of New Balance Athletic Shoe, Inc., a privately-held performance athletic and lifestyle brand, from February 2005 to October 2007.

Dennis D. Eckols	63	Business Unit President – Baggallini, Inc. since June 2011; President, Baggallini, Inc., from April 2011 to June 2011; Chief Operating Officer, baggallini, Inc. (prior to its acquisition by the Company), January 2003 to April 2011.

Mark W. Zobel	45	Business Unit President – Foot Petals, Inc. since January 2012; Vice President of Marketing from August 2010 to January 2012; Director of Marketing of the Company from November 2009 to August 2010; Director of Business Development & Strategy, Blue Ribbon Digital, an interactive advertising agency based in New York, New York from June 2007 to February 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Sales Price Per Common Share

	Quarter	High	Low	Close	Dividends Declared per Common Share
Fiscal 2012	First	$11.82	$8.15	$10.60	$0.07
	Second	13.00	9.58	12.08	0.07
	Third	14.21	11.30	12.20	0.08
	Fourth	13.85	11.23	13.59	0.08

Fiscal 2011	First	$11.99	$9.53	$10.38	$0.07
	Second	11.80	9.91	11.12	0.07
	Third	13.35	9.48	13.09	0.07
	Fourth	13.30	10.36	11.44	0.07

Since March 1, 2008, common shares of the Company have traded on NASDAQ-GM under the “DFZ” symbol. The high, low and close sales prices per common share shown above reflect the prices as reported in NASDAQ-GM.

Approximate Number of Registered Shareholders: 1,900 as of September 12, 2012.

The declaration and payment of future dividends with respect to the Company’s common shares will depend on the net earnings, financial condition, shareholders’ equity levels, cash flow and business requirements of the Company, as determined by the Board of Directors.

The unsecured Credit Agreement (the “New Facility”) between the Company and The Huntington National Bank (“Huntington”), as entered into on March 1, 2011, places no direct restrictions on the Company’s ability to pay cash dividends. See the discussion of the New Facility in “Note (6)—Short-term Notes Payable and Long-Term Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in this 2012 Form 10-K.

Information Regarding Recent Sales of Unregistered Securities

No disclosure is required under Item 701 of SEC Regulation S-K.

Purchases of Equity Securities by Registrant

Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of the Company during the fiscal quarter ended June 30, 2012. The Company does not currently have in effect a publicly-announced repurchase plan or program. However, with respect to stock awards granted to employees, the Company is authorized under the terms of its stock-based compensation plans to withhold common shares which would otherwise be issued in order to satisfy related individual tax liabilities upon issuance of common shares in accordance with the terms of restricted stock unit (“RSU”) agreements.

Stock Performance Graph and Cumulative Total Shareholder Return

The graph below shows the cumulative total shareholder return, assuming the investment of $100 on June 30, 2007 (and the reinvestment of dividends thereafter), on each of R.G. Barry Corporation’s common shares and the NASDAQ Composite-Total Returns, the Russell 2000, the Dow Jones U.S. Footwear and the Dow Jones U.S. Clothing & Accessories indices. With the acquisition of accessory product businesses during fiscal 2011, the Dow Jones U.S. Clothing &Accessories index has been added to reflect this new segment for the Company. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of R.G. Barry Corporation’s common shares.

Company/Market/Peer Group	6/30/2007	6/28/2008	6/27/2009	7/3/2010	7/2/2011	6/30/2012
R.G. Barry Corporation	100.00	71.98	67.07	100.87	104.86	127.68
NASDAQ Composite-Total Returns	100.00	89.60	71.85	82.50	112.11	118.20
Russell 2000 Index	100.00	84.84	63.45	75.04	106.51	102.73
Dow Jones US Footwear Index	100.00	94.39	77.73	104.33	150.68	135.63
Dow Jones US Clothing & Accessories Index	100.00	68.01	53.36	73.21	127.88	128.23

Item 6. Selected Financial Data.

Selected Financial Data (1) (2)

(Dollars in thousands, except per common share amounts)

	2012	2011	2010	2009	2008
Net sales	$155,938	$129,568	$123,787	$113,817	$109,499
Gross profit	67,168	48,163	51,359	43,467	44,979
Gross profit as percent of net sales	43.1%	37.2%	41.5%	38.2%	41.1%
Selling, general and administrative expenses	43,795	36,483	36,623	32,971	32,126
Gain on insurance recovery	—	—	—	—	1,362
Operating profit	23,373	11,680	14,736	10,496	14,215
Net earnings	14,549	7,510	9,400	6,992	9,785

Basic earnings per common share	1.30	0.68	0.86	0.66	0.93
Diluted earnings per common share	1.27	0.67	0.85	0.65	0.92
Dividends declared per common share	0.30	0.28	0.15	0.25	—

Long-term debt, excluding current installments	20,357	24,643	—	97	187
Total assets	128,266	115,979	83,369	75,083	67,643

Other Data
Capital expenditures	1,834	676	1,181	1,365	1,569
Depreciation and amortization expense	3,045	1,891	867	775	641

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for information regarding the factors that have affected the financial results of the Company. The Company’s annual reporting period is either a fifty-two or fifty-three-week period (“fiscal year”). Fiscal 2010 was a fifty-three week period. For all periods, the selected financial data set forth above is derived from the Company’s audited consolidated financial statements.
(2)	Results for fiscal 2011 include those businesses acquired during fiscal 2011 (Foot Petals on January 27, 2011 and Baggallini on March 31, 2011) starting from the date of the respective acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. This MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in “Item 8. Financial Statements and Supplementary Data.” in this 2012 Form 10-K. All dollar amounts, except as stated on a per common share basis, are rounded and represent approximate amounts when cited in the text within this section.

Unless the context otherwise requires, references in this MD&A to “our”, “us”, “we” or the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries.

Our Company and its subsidiaries, Foot Petals Inc. and Baggallini, Inc., are engaged in designing, sourcing, marketing and distributing footwear, foot and shoe care products and hand bags, tote bags and other travel accessories. We operate with three operating segments, two of which are aggregated into a single reportable segment. The two reportable segments include: footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear; and accessories with products including foot and shoe care products, handbags, tote bags and other travel accessories. Our products are sold predominantly in North America through the accessory sections of department stores, chain stores, warehouse clubs, specialty stores, independent stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.

All comments made herein relative to period over period comparisons refer to results reported for fiscal 2012 as compared to fiscal 2011 and for fiscal 2011 as compared to fiscal 2010 when applicable.

Summary of Results for Fiscal 2012

During fiscal 2012, we remained focused on achieving our principal goals:

•	grow our business profitably by pursuing key initiatives based on innovation within our product lines and acquisition opportunities outside of our core footwear business;

•	continue efforts to strengthen the relationships with our retailing partners and open distribution of our products in new retail channels; and

•	further enhance the image of our brands through both customer and consumer advertising.

During fiscal 2012, we accomplished the following:

•	We successfully integrated the two acquisitions we made in the last half of fiscal 2011 and achieved the profitability targets established for that Accessories segment for fiscal 2012.

•	We achieved significant gains in both sales volume and operating profitability in our Footwear segment business.

•	We reported consolidated after-tax earnings of $14.5 million, or 9.3% of net sales.

•	We reported cash, cash equivalents and short-term investments of nearly $42.0 million at the end of fiscal 2012.

Looking Ahead to Fiscal 2013 and Beyond

Looking ahead to fiscal 2013 and beyond, our strategy continues to center on growing our business through acquisitions; increasing our distribution channels within our footwear business; growing our newly-acquired accessory products businesses within their traditional as well as new channels, achieving levels of profitability that are at or above a top quartile performance within our peer group, and ultimately delivering financial performance that drives growth and long-term shareholder value.

See the discussion under the caption “Item 1A. Risk Factors” in this 2012 Form 10-K.

Summary of Consolidated Results of Operations – Fiscal 2012 Compared to Fiscal 2011

Effective with the first quarter of fiscal 2012, the Company implemented organizational changes in its reporting structure including the creation of a separate Business Unit President for each business unit, with each President reporting to the Chief Executive Officer (CEO) of R.G. Barry Corporation. This Business Unit President has financial performance responsibility for the operating unit. The measure of such operating unit operating profit was redefined and our internal financial reporting structure changed accordingly.

Under this reporting structure, the operating profit or loss measure for an operating unit includes sales, cost of sales, direct SGA expenses and allocated SGA expenses from certain corporate support areas for which expenses incurred are allocated to each operating unit based on estimated usage of Company services. Other corporate expenses were deemed applicable to the Company as a whole and not allocated to any specific operating unit. Such expenses include costs associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as such areas as incentive bonus, stock compensation, pension, professional fees and corporate expense areas.

Our Footwear and Accessories segments’ results reported below for fiscal 2012, fiscal 2011 and fiscal 2010 have been presented based on this reporting approach.

Consolidated Results of Operations

Listed below are excerpts from our consolidated statements of income for fiscal 2012 and fiscal 2011:

(all amounts are in 000’s)	Fiscal 2012	% of Net Sales	Fiscal 2011	% of Net Sales	Increase/ (Decrease)
Net sales	$155,938	100.0	$129,568	100.0	$26,370
Gross profit	67,168	43.1	48,163	37.2	19,005
Selling, general and administrative expense	43,795	28.1	36,483	28.2	7,312
Operating profit	23,373	15.0	11,680	9.0	11,693
Other income	651	0.4	365	0.3	286
Interest income	131	0.1	163	0.1	(32)
Interest expense	(895)	(0.6)	(370)	(0.3)	525
Income before income taxes	23,260	14.9	11,838	9.1	11,422
Income tax expense	8,711	5.6	4,328	3.3	4,383
Net earnings	14,549	9.3	7,510	5.8	7,039

Consolidated net sales increased by 20.4% due primarily to an increase of $21.9 million in sales from our Accessories segment reflecting the benefit of a full year of sales since we acquired Foot Petals at the end of January 2011 and Baggallini at the end of March 2011. Within the Footwear segment, shipments increased by $5.5 million primarily to customers in the department store and mass merchandising channels, offset in part by a decrease in shipments to customers in the specialty and independent store channels.

Consolidated gross profit dollars increased by 39.5% and gross profit as a percentage of net sales increased by 5.9 percentage points. The increases in gross profit dollars and gross profit as a percentage of net sales were due to the incremental gross profit contribution of $11.9 million from higher margin Accessories segment sales during the period; and the margin expansion on shipments by the Footwear segment, due principally to lower freight costs incurred during fiscal 2012 and the non-recurrence of costs incurred during fiscal 2011 associated with expediting product to our Footwear segment customers.

Consolidated SGA expense in dollars increased by 20.0%, due to: (1) incremental $8.8 million in SGA expense associated with our Accessories segment businesses and (2) an increase in incentive bonus expense, due to the Company’s fiscal

2012 profitability against our annual incentive plan targets; offset in part by (3) lower advertising and other marketing related expenses and improved efficiencies in support of our business segments.

Consolidated interest expense increased due to the carrying of term debt incurred in support of the acquisitions made during fiscal 2011 for the full year in fiscal 2012. Other income and interest income were nominally higher for the period, reflecting increased minimum royalties from an existing royalty agreement and additional royalties from a licensing agreement executed during fiscal 2012 with a Canadian footwear distributor.

The effective tax rates for fiscal 2012 and fiscal 2011 were 37.5% and 36.6%, respectively. The change in the effective tax rate year-over-year reflected primarily the impact from: (1) a higher federal income tax rate based on our expected taxable income for fiscal 2012; and (2) the net effect of higher state income tax rates associated with our Accessories segment businesses; offset by (3) the beneficial effect in fiscal 2012 of revaluing our deferred tax assets at higher tax rate levels based on future rates expected for the Company.

Based on the results of operations noted above, we reported an increase in consolidated net earnings of 94% at $14.5 million or $1.27 per diluted common share for fiscal 2012.

Results of Operations—Footwear segment

Our Footwear segment encompasses designing, sourcing, marketing and distributing footwear products. We define footwear as a product category that includes primarily slippers, sandals and hybrid and active fashion footwear. Our footwear products are sold through multiple retail channels including mass merchandisers, national chain stores, warehouse clubs, mid-tier department stores, specialty and independent stores, discount stores and e-commerce and catalog retailers.

Selected financial results for fiscal 2012 and fiscal 2011 were:

(all amounts in 000’s)	Fiscal 2012	% of Net Sales	Fiscal 2011	% of Net Sales	Increase
Net sales	$123,336	100.0	$118,844	100.0	$4,492
Gross profit	48,901	39.6	41,776	35.2	7,125
Operating profit	28,248	22.9	16,909	14.2	11,339

Net sales increased by 3.8% due primarily to higher shipments to customers in the department store and mass merchandising channel, offset in part by decreased shipments to customers in the specialty and independent store channels.

Gross profit increased in dollars and as a percentage of net sales due to the increase in shipments for the period; the benefit of the non-recurrence of costs incurred during fiscal 2011 associated with expediting product to our customers; and lower freight costs incurred during fiscal 2012 to transport product from China to our warehouses.

Operating profit increased due to increased shipments and gross profit as noted above, and a decrease of $2.9 million in advertising, and other marketing related expenses as well as improved efficiencies in SGA expenses from leveraging existing resources to support our Footwear and Accessories segments.

Results of Operations—Accessories segment

The Accessories segment, comprised of Foot Petals and Baggallini, encompasses the designing, sourcing, marketing and distribution of a variety of accessory category products. These consumer product offerings range from shoe and foot care products to handbags, tote bags and other travel accessories. These products are sold predominately in North America through customers primarily in the specialty and independent store, television shopping network, e-tailing/internet based retail, upper tier department store and mass merchandising channels. Our business activity with these customers is primarily replenishment in nature, with sales spread evenly throughout the year.

Selected financial results for fiscal 2012 and fiscal 2011 were:

(all amounts in 000’s)	Fiscal 2012	% of Net Sales	Fiscal 2011	% of Net Sales	Increase
Net sales	$32,602	100.0	$10,724	100.0	$21,878
Gross profit	18,267	56.0	6,387	59.6	11,880
Operating profit	6,096	18.7	2,987	27.9	3,109

Incremental sales from our Accessories segment for the periods presented reflect the benefit of sales for the full year in fiscal 2012 in comparison to fiscal 2011 since we acquired Foot Petals at the end of January 2011 and Baggallini at the end of March 2011.

Gross profits in both dollars and as a percentage of net sales to Accessory segment customers during the reported periods were consistent with our expectations for this business segment, with fiscal 2012 reflecting full annual sales over various channels. Fiscal 2012 spending includes incremental spending in advertising which approximated $672 thousand on an annualized basis.

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

(all amounts are in 000’s)	Fiscal 2012	Fiscal 2011	Increase
Unallocated corporate expenses	$10,970	$8,216	$2,754

The increase of $2.8 million primarily reflected higher annual incentive expense.

Summary of Consolidated Results of Operations – Fiscal 2011 Compared to Fiscal 2010

Fiscal 2010 had fifty-three weeks compared to fifty-two weeks for fiscal 2011; however, the additional week in fiscal 2010 had no significant effect on sales or operating results as compared to fiscal 2011.

Listed below are excerpts from our consolidated statements of income:

	Fiscal 2011	% of Net Sales	Fiscal 2010	% of Net Sales	Increase (Decrease)
Net sales	$129,568	100.0	$123,787	100.0	$5,781
Gross profit	48,163	37.2	51,359	41.5	(3,196)
Selling, general and administrative expenses	36,483	28.2	36,623	29.6	(140)
Operating profit	11,680	9.0	14,736	11.9	(3,056)
Other income and interest, net	158	0.1	247	0.2	(89)
Income before income tax	11,838	9.1	14,983	12.1	(3,145)
Income tax expense	4,328	3.3	5,583	4.5	(1,255)
Net earnings	7,510	5.8	9,400	7.6	(1,890)

Net sales increased by 4.7% due primarily to incremental net sales from our newly-acquired businesses of $10.7 million. Net sales achieved by our new businesses were consistent with their pre-acquisition historical levels and also reflected the benefit of revenue synergies obtained through efficiencies in customer order fulfillment identified during our acquisition due diligence process. Excluding the net sales from our new businesses, our footwear business net sales decreased by

4.0%, reflecting some of the challenges we experienced in certain of our key distribution channels during fiscal 2011. See further comments to this effect in the Footwear segment’s results of operations section below.

Gross profit in dollars and as a percent of net sales decreased primarily due to the lower volume of footwear shipments during the period and the impact from higher costs paid to our third-party footwear manufacturers and other third-party supply chain providers, offset in part by the additive gross profit on accessory segment shipments, which typically yield higher margins as a percent of net sales as compared to our footwear shipments.

SGA expenses were relatively flat, reflecting the net of $5.1 million in lower payroll and incentive bonus expenses, $1.6 million in higher trade advertising-related expense in support of our Dearfoams® brand name, $1.1 million in acquisition-related expenses, $3.1 million incremental expenses related to the operations of the new businesses and $900 thousand in net lower expense in other areas.

Other income increased due to royalty income from the licensing agreement with Olivet. The increase in other income was offset primarily by higher interest expense from borrowings made in the period to fund our business acquisitions.

The effective tax rates for fiscal 2011 and fiscal 2010 were 36.6% and 37.3%, respectively. The year-over-year change to tax rates was due to permanent tax items, primarily represented by higher investment income on cash surrender assets held in the form of two insurance policies we own.

Based on the results of operations noted above, we reported net earnings of approximately $7.5 million in fiscal 2011, or $0.67 per diluted common share, which represented a 20.2% decrease when compared to the net earnings of $9.4 million in fiscal 2010, or $0.85 per common diluted share.

Fiscal 2011 Compared to Fiscal 2010 Results of Operations—Footwear segment

Selected financial results for fiscal 2011 and fiscal 2010 were:

	Fiscal 2011	% of Net Sales	Fiscal 2010	% of Net Sales	Decrease
Net sales	$118,844	100.0	$123,787	100.0	$4,943
Gross profit	41,776	35.2	51,359	41.5	9,583
Operating profit	16,909	14.2	25,687	20.8	8,778

The year-over-year decrease in net sales of 4.0% was due primarily to lower shipments to customers in the warehouse club, department store and mass merchandising channels, offset in part by higher shipments to customers in the discount store channel.

Gross profit decreased in both dollars and as a percentage of net sales due primarily to the following: (i) higher product costs incurred with our third-party manufacturers, reflecting the cost pressures we experienced in our supply chain during fiscal 2011; (ii) lower volume of shipments; and (iii) additional costs incurred during the fall 2010 season, which supported the actions we took in order to ensure timely delivery to our customers and to provide adequate promotional funding to certain of our key customers.

The decrease in operating profit reflected primarily the impact of the decline of approximately 19% in gross profit for the reasons noted above, net of lower net operating expenses. Operating expenses were lower due primarily to lower payroll and other expenses, net of increased spending for advertising expense.

Fiscal 2011 Compared to Fiscal 2010 Results of Operations—Accessories segment

Our Accessories segment is comprised of Foot Petals and Baggallini. Since these two business acquisitions occurred during fiscal 2011, on January 27 and March 31, respectively, there were no comparable financial results for fiscal 2010. Selected financial results for fiscal 2011 are shown below:

	Fiscal 2011	% of Net Sales
Net sales	$10,724	100.0
Gross profit	6,387	59.6
Operating profit	2,987	27.9

Net sales included shipments primarily to customers in the specialty and independent store, television shopping network, mass merchandising, department store, internet/e- tailing based retail and other channels. Gross profit on shipments to these customers during the period was consistent with their historical levels and uniformly at higher rates than our Footwear segment.

Operating income reflected SGA expenses incurred related to this segment’s selling, marketing and distribution activities, and costs incurred in a variety of corporate-support expenses. In addition, we reported as part of operating expenses non-cash, amortization expense with respect to the customer relationship intangible assets that resulted from the assignment of a portion of the purchase price to the assets acquired in the acquisition of the Foot Petals and Baggallini businesses.

Results of Operations – Unallocated Corporate Expenses

Consistent with our internal reporting structure, certain corporate expenses deemed applicable to the Company as a whole were not allocated to any business segment. Such costs included those associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as such expense areas as incentive bonus, stock compensation, pension charges, professional fees and other corporate expense areas. These unallocated costs are shown below:

(all amounts are in 000’s)	Fiscal 2011	Fiscal 2010	Decrease
Unallocated corporate expenses	$8,216	$10,951	$2,735

The decrease in unallocated corporate expenses primarily reflected lower annual incentive expense applicable to individuals working in all areas of the Company.

Liquidity and Capital Resources

Our primary source of revenue and cash flow is our operating activities in North America. When cash inflows are less than cash outflows, we also have access to amounts under our New Facility subject to its terms, as described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations and borrowings under our current or additional credit facilities.

Our liquidity requirements arise from the funding of our working capital needs, which include primarily inventory, other operating expenses and accounts receivable, funding of capital expenditures and repayment of our indebtedness. Most of our product purchases from third-party manufacturers are acquired on an open account basis, and to a lesser extent, through trade letters of credit.

Total cash and cash equivalents were $16.1 million at June 30, 2012, compared to $9.1 million at July 2, 2011. Short-term investments were $25.6 million at June 30, 2012, compared to $15.6 million at July 2, 2011.

At June 30, 2012, as part of our cash management and investment program, we maintained a portfolio of $25.6 million in short-term investments, including $17.1 million in marketable investment securities consisting of variable rate demand notes and $8.5 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several commercial paper investments, which matured by August 2012.

Operating Activities

During fiscal 2012, our operations generated $25.3 million in cash. This operating cash flow was primarily the result of our net earnings of $14.5 million for the period, adjusted for: (a) non-cash activities such as deferred income tax expense of $976 thousand with an offsetting $123 thousand excess tax benefit credit recognized on stock options exercised and restricted stock unit vested; depreciation and amortization expense of $3.0 million; stock-based compensation expense of $1.3 million; and a $1.7 million decrease in customer-related return and program accruals and (b) changes in our working capital accounts and (c) payments on our pension and other obligations. In fiscal 2012, significant changes in working capital accounts included lower amounts of accounts receivable and inventory and higher amounts of trade payables and accrued expenses.

During fiscal 2011, our operations generated $2.5 million in cash. This operating cash flow was primarily the result of our net earnings of $7.5 million for the period, adjusted for (a) non-cash activities such as deferred income tax expense of $932 thousand with an offsetting $128 thousand excess tax benefit credit recognized on stock options exercised and restricted stock unit vested; depreciation and amortization expense of $1.9 million; and stock-based compensation expense of $1.2 million, (b) changes in our working capital accounts and (c) payments on our pension and other obligations. In fiscal 2011, significant changes in working capital accounts included higher amounts of inventory and lower amounts of accrued expenses, which were partially offset by lower amounts of accounts receivable and higher trade payables.

During fiscal 2010, our operations generated $6.8 million in cash. This operating cash flow was primarily the result of our net earnings of $9.4 million for the period, adjusted for (a) non-cash activities such as deferred income tax expense of $4.0 million, with an offsetting $1.3 million excess tax benefit credit recognized on stock options exercised and restricted stock unit vested; depreciation expense of $867 thousand; stock-based compensation expense of $840 thousand, and an increase of $721 thousand in customer-related return and program accruals and (b) changes in our working capital accounts and (c) payments on our pension and other debt obligations. In fiscal 2010, significant changes in working capital accounts included higher amounts of inventory, which were partially offset by lower amounts of accounts receivable and higher amounts of accrued expenses.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 3.5:1 at June 30, 2012 and 3.7:1 at July 2, 2011.

Changes during fiscal 2012 in the primary components of our working capital accounts were as follows:

•	Accounts receivable decreased by approximately $379 thousand during fiscal 2012 as driven by timing of shipments to customers and the timing of cash collections and customer deductions.

•

Inventories decreased by $4.4 million, primarily in the Footwear segment, during fiscal 2012, reflecting improved alignments in the timing of customer shipments with related purchases of inventory, as well as our ongoing efforts to efficiently manage inventory.

•	Accounts payable increased by $1.1 million during fiscal 2012, due primarily to the timing of and payment for inventory purchased from third-party manufacturers.

•

Accrued expenses increased by $3.9 million during fiscal 2012, primarily due to incentive bonus accruals provided for in fiscal 2012 and to an increase in income tax related accruals, as compared to fiscal 2011.

Investing Activities

During fiscal 2012, investing activities used $11.9 million in cash. Purchases, net of sales and redemptions, of short-term investments used $10.0 million. Capital expenditures were $1.8 million and primarily consisted of purchases of software and computer equipment as well as leasehold improvements.

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

Financing activities

During fiscal 2012, financing activities used $6.4 million in cash, with debt payments of $3.9 million and dividend payments of $3.3 million, offset by $827 thousand in funds provided through option exercises and related tax benefits on option exercises and RSU vesting during the period.

During fiscal 2011, financing activities provided $25.6 million in cash. Debt proceeds of $30 million were obtained to fund the acquisitions made during fiscal 2011. Debt payments of $1.5 million and dividend payments of $3.1 million were made during the period.

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

2013 Liquidity

We believe our sources of cash and cash equivalents on hand, short-term investments and funds available under our New Facility described below will be adequate to fund our operations and capital expenditures through fiscal 2013.

Credit Agreement

In March 2011, we entered into an unsecured Credit Agreement (the “New Facility”) with The Huntington National Bank (“Huntington”). The New Facility replaced the previously existing unsecured revolving credit agreement with Huntington dated March 29, 2007 (as amended, the “Prior Credit Agreement”), which would have expired December 31, 2011. The Prior Credit Agreement with Huntington was terminated in connection with the New Facility.

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

The applicable interest rate on the Revolving Credit Facility based on a 30-day LIBOR rate of 0.25% at June 30, 2012 was 2.00%. Additionally, the Revolving Credit Facility requires the Company to pay a quarterly unused line fee at the rate of 0.25% of the average unused Revolving Credit Facility balance. During fiscal 2012, the Company used the revolver only for a short period of time and incurred unused line fees of $16 thousand. We incurred a commitment fee of $25 thousand when the Revolving Credit Facility was signed. This fee is being amortized over the term of the Revolving Credit Facility.

At June 30, 2012, we had $5 million available under the Revolving Credit Facility.

In addition, under the terms of the New Facility, Huntington provided us $30 million under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15 million on March 1, 2011 and the remaining $15 million on March 31, 2011. Beginning on April 1, 2011, we made and will continue to make equal monthly principal payments in the amount of $357 thousand, together with accrued interest, beginning on April 1, 2011, with the then remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate on the Term Loan Facility is a rate equal to LIBOR plus 1.85%. Under the terms of the New Facility, we entered into an interest rate contract that provided for a fixed interest rate of 3.94% on a notional amount of at least 50% of the outstanding principal balance of the Term Loan Facility.

The applicable interest rate on the Term Loan Facility at June 30, 2012 was 2.10%, based on a 30-day LIBOR rate of 0.25%.

We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility and this fee is being amortized over the term of the loan.

Under the terms of the New Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which has been and will be calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ended March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which has been and will be calculated quarterly beginning with the fiscal quarter ended March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to June 30, 2012. At June 30 2012, we were in compliance with all these financial covenants.

Other Short-term Debt

We previously borrowed against the cash surrender value of life insurance policies insuring our non-executive chairman. Approximately $1.8 million of this indebtedness was classified within short-term notes payable in each of our Consolidated Balance Sheets at June 30, 2012 and July 2, 2011.

Other Long-term Indebtedness and Current Installments of Long-term Debt

As of June 30, 2012, we reported approximately $4.3 million as current installments of long-term debt, under the Term Loan Facility.

Other Matters Impacting Liquidity and Capital Resources

Contractual Obligations

We have traditionally leased facilities under operating lease transactions for varying term lengths, ranging generally from two years to seven years, often with options for renewal. On occasion, we have also leased certain equipment utilizing operating leases. These leasing arrangements have allowed us to pay for the facilities and equipment over the time periods they are utilized, rather than committing our resources initially to acquire the facilities or equipment. All leases have been accounted for as operating leases, consistent with the provisions of U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our off-balance sheet non-cancelable operating lease obligations are discussed in “Note (8)—Lease Commitments” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2012 Form 10-K.

The following table summarizes our contractual obligations for both short-term and long-term obligations as of June 30, 2012:

	Payments due by period
	Total	Less than 1 year		1 – 3 years		3 – 5 Years		More than 5 years		Other
	(in thousands of dollars)
Short-Term Debt	$1,750	$1,750		None		None		None		None

Long-Term Debt, Current and Non-Current Portions *	$24,643	$4,286		$8,572		$11,785		None		None

Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company **	$10,803	*	*	*	*	*	*	*	*	$10,803	**

OTHER CONTRACTUAL OBLIGATIONS:

Operating Leases – see also Note (8) of the Notes to Consolidated Financial Statements	$1,384	$666		$718		None		None		None

Purchase obligations in the ordinary course of business ***	$28,000	$28,000		None		None		None		None

OFF-BALANCE SHEET ARRANGEMENTS:

None

*	Interest has been excluded from the amount shown under Long-Term Debt, Current and Non-Current Portions above. The interest amounts are determined using a floating interest rate, with 50% of the loan balance effectively hedged with an interest rate contract, which results in a fixed annual interest rate of 3.94% on 50% of the loan balance.
**	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company as of June 30, 2012 represented accrued cumulative obligations under our Associates’ Retirement Plan of approximately $3.1 million; accrued cumulative obligations under our Supplemental Retirement Plan of approximately $7.1 million; and various other accruals of approximately $600 thousand. The timing of future cash outflows related to most of these obligations is not readily determinable, as it is primarily dependent upon the annual actuarially-determined qualified pension plan contributions as well as the timing of future associate retirements.
***	We acquire inventory and merchandise from our suppliers in the ordinary course of business, issuing both purchase orders and, to a lesser extent, letters of credit. Commitments in the ordinary course of business outstanding as of June 30, 2012 are included above. There were no material outstanding commitments other than those represented as part of our ordinary course of business.

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes (1) (a) through (1) (t) of the Notes to Consolidated Financial Statements in this 2012 Form 10-K.

A summary of the critical accounting policies requiring management estimates follows:

(a)	Revenue recognition—We recognize revenue when the following criteria are met:

•	goods are shipped from our warehouse and other third-party distribution locations, at which point our customers take ownership and assume risk of loss;

•	collection of the relevant receivable is probable;

•	persuasive evidence of an arrangement exists; and

•	the sales price is fixed or determinable.

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

The estimates established for these allowances at the end of these reporting periods reflected our current practice of collaborating closely with key retailing partners to offer the appropriate in-season consumer promotions and sales incentives to achieve mutually satisfactory sell-through rates, thus reducing or eliminating returns. As of June 30, 2012, our allowance for returns was $587 thousand. A hypothetical change of 10 percent in our returns allowance, net of the value of related inventory to be returned, would have an impact on income before income taxes of approximately $36 thousand. As of June 30, 2012, our allowance for promotions, cooperative advertising and other sales incentives was $1.1 million. A hypothetical change of 10 percent in this allowance would have an impact on income before income taxes of $114 thousand.

Due to the continuing seasonal nature of our business and the current economic climate, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations could be different than those estimates noted above.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for doubtful accounts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. At the end of fiscal 2012 and fiscal 2011, our allowance for doubtful accounts was $57 thousand and $229 thousand, respectively.

(b)	Inventory valuation—We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. At the end of fiscal 2012 and the end of fiscal 2011, we estimated the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $582 thousand and $1.1 million, respectively. The decrease from fiscal 2011 to fiscal 2012 reflected actions during fiscal 2012 to liquidate inventory related to discontinued licensed brands as well as our on-going initiatives to properly manage our inventory investment.

(c)	Deferred tax asset realizability and uncertain tax positions—We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers scheduled reversal of deferred items, projected future taxable income and tax planning strategies in making this assessment. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We did not have any reserve for uncertain tax positions at the end of fiscal 2012 or fiscal 2011, since there were no tax positions at the federal, state or local tax levels which did not meet the more likely than not recognition threshold as determined by management.

(d)	Impairment of long-lived assets—We review the carrying value of our long-lived assets, including property, plant and equipment and intangible assets with finite useful lives, for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of income. There were no impairment indicators present during fiscal 2012.

Goodwill and intangible assets with indefinite lives are not amortized, but instead are be tested for impairment annually, during the Company’s second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the reporting unit level. The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of income.

During the second quarter of fiscal 2012, the Company completed the annual impairment test of goodwill and intangible assets with indefinite lives, under the provisions of FASB ASC 350. The estimated fair value of each reporting unit exceeded its respective carrying value as of the end of October in fiscal 2012, and there was no goodwill or indefinite-lived intangible assets impairment indicated at that time. There were no impairment indicators present during and at the end of fiscal 2012.

(e)	Pension liability – Our noncontributory retirement plan for the benefit of salaried and nonsalaried employees, the Associates’ Retirement Plan (“ARP”) was frozen effective March 31, 2004, and has remained frozen since that time. Our Supplemental Retirement Plan (“SRP”) for certain officers and other key employees as designated by our Board of Directors was also frozen effective March 31, 2004. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits.

The actuarial valuations of our ARP and SRP benefit costs, assets and obligations affect our financial position, results of operations and cash flow. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others, assumptions regarding interest and discount rates, and assumed long-term rates of return on pension plan assets. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets and shareholders’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets, may result in voluntary decisions or mandatory requirements to make additional contributions to our ARP.

The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, we utilize differing bond portfolios to estimate the discount rates for the defined benefit plans. The weighted average discount rate used to determine the defined benefit plans’ obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefit plans’ expense for the following fiscal year. The long-term rate of return for the defined benefit plans’ assets is based on our historical experience, the defined benefit plans’ investment guidelines and our expectations for long-term rates of return. The defined benefit plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected discount rate would decrease our annual pretax earnings by approximately $165 thousand, and it would increase our total pension liability by approximately $4.3 million as of June 30, 2012.

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

Expected rate of return on ARP assets is also an important element of plan expense. In fiscal 2012, we used 6.75% as the rate of return on ARP assets. To determine the rate of return on plan assets, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. Our ARP’s asset allocation as of June 30, 2012, the measurement date for fiscal 2012, was approximately 33% in domestic and foreign equity investments, 65% in domestic fixed income securities, and 2% in cash investments. This asset allocation was in line with our investment policy guidelines and the transitioning of our asset portfolio from an equity dominant mix to a debt dominant mix more in line with future cash outflows expected with our pension payment obligations. As this shifting in equity versus debt mix within our asset portfolio continues, the return on asset assumption will change as well. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within our investment policy guidelines. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected rate of return on ARP assets would lower our annual pre-tax earnings by approximately $306 thousand.

(f)	Stock-based compensation—FASB ASC 718 (the Stock Compensation topic) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company historically has issued service based awards with respect to which stock-based compensation expense is recognized over the requisite service period of the individual grantees, which generally equals the vesting period. For example, when such restricted stock units were granted, the fair value of the grant was determined based on the market value of the underlying common shares at the date of grant, if settlement was to occur by issuance of stock, and was adjusted for anticipated forfeitures based on our historical experience and management judgment. In fiscal 2012, the Company also granted performance-based RSUs, where a defined portion of the award, if earned is to be settled in common shares and a portion is to be settled in cash with the amount to be paid equivalent to the market value of Company common shares underlying the units granted at the time of settlement. For RSUs to be settled in common shares or by payment of cash equivalent in market value to the common shares underlying the units, vesting was based on achievement of earnings per share objectives for the year of grant as well as service requirements. All grants made in fiscal 2012 had three-year terms over which settlement is to occur in a pro rata fashion. Forfeiture assumptions based on experience and expectations are used in estimating and recognizing compensation expense over the term of these grants. The time-based portion and the portion of the performance-based award to be settled by cash payment are recognized in expense ratably over the three-year term of the grant, with expense related to units underlying the cash payment portion adjusted based on changes in market value of common shares over that period prior to settlement. The portion of the performance-based award to be settled by issuance of our common shares is recognized in expense over the grant term using a tranche method for the respective segments expected to be settled.

(g)	Other—There are various other accounting policies that also require management’s judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (1) (t) of the Notes to Consolidated Financial Statements.

Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.

Recently Issued Accounting Standards

See Note 1 (u) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2012 Form 10-K for disclosure, of any significant recently issued accounting standards that, as of June 30, 2012, would impact the Company when these standards are implemented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of the Company’s New Facility. At June 30, 2012, we had $24.6 million in acquisition financing related term-debt outstanding under the New Facility and no outstanding balance on the revolving credit portion of the New Facility. Based on our projected funding needs for operations during fiscal 2013, we do not expect any significant borrowings under the revolving credit portion of our New Facility. With respect to the term debt under the New Facility, we entered into an interest rate contract which matches the loan term for 50% of the outstanding loan balance, and this contract fixes our interest rate on that 50% portion to a fixed annual interest rate of 3.94%. We typically do not hedge our exposure to floating interest rates in the normal course of business.

Interest rate changes impact the level of earnings for short-term investments. Changes in long-term interest rates also affect the measurement of pension liabilities performed on an annual basis.

Market Risk Sensitive Instruments—Foreign Currency

During fiscal 2012, substantially all of our sales were conducted in North America and all were denominated in U.S. Dollars. At the end of fiscal 2012, fiscal 2011 and fiscal 2010, the Company did not have any foreign exchange contracts outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

R.G. Barry Corporation:

We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of June 30, 2012 and July 2, 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of June 30, 2012 and July 2, 2011, and the results of their operations and their cash flows for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), R.G. Barry Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

September 12, 2012

R.G. BARRY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2012	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,112	$9,107
Short-term investments	25,599	15,565
Accounts receivable:
Trade (less allowances of $1,786 and $3,522, respectively)	13,011	11,782
Other	165	37
Inventory	21,149	25,500
Deferred tax assets	2,190	1,996
Prepaid expenses	674	799

Total current assets	78,900	64,786

Property, plant and equipment, at cost	12,238	12,805
Less accumulated depreciation and amortization	8,052	8,822

Net property, plant and equipment	4,186	3,983

Deferred tax assets-noncurrent	4,043	4,303
Goodwill	15,510	15,510
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $2,798 and $1,059, respectively)	13,530	15,253
Other assets	2,897	2,944

Total assets	$128,266	$115,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	4,286	3,928
Accounts payable	10,962	10,118
Accrued expenses	5,701	1,947

Total current liabilities	22,699	17,743

Long-term debt, excluding current installments	20,357	24,643
Accrued retirement costs and other	10,803	11,070

Total liabilities	53,859	53,456

Commitments and contingencies (note 17)

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series II Junior Participating Class A shares and 1,000 Class B shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,182 and 11,053 shares, respectively (excluding treasury shares of 1,048 and 1,047, respectively)	11,182	11,053
Additional capital in excess of par value	22,281	20,271
Accumulated other comprehensive loss	(11,679)	(10,242)
Retained earnings	52,623	41,441

Total shareholders’ equity	74,407	62,523

Total liabilities and shareholders’ equity	$128,266	$115,979

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Fiscal Years Ended June 30, 2012, July 2, 2011 and July 3, 2010

(in thousands, except per common share data)

	2012	2011	2010
Net sales	$155,938	$129,568	$123,787
Cost of sales	88,770	81,405	72,428

Gross profit	67,168	48,163	51,359
Selling, general and administrative expenses	43,795	36,483	36,623

Operating profit	23,373	11,680	14,736
Interest income	131	163	341
Interest expense	(895)	(370)	(94)
Other income	651	365	—

Income before income tax	23,260	11,838	14,983
Income tax expense	8,711	4,328	5,583

Net earnings	$14,549	$7,510	$9,400

Net earnings per common share
Basic	$1.30	$0.68	$0.86

Diluted	$1.27	$0.67	$0.85

Weighted average number of common shares outstanding
Basic	11,207	11,097	10,893

Diluted	11,414	11,227	11,036

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Fiscal Years Ended June 30, 2012, July 2, 2011 and July 3, 2010

(in thousands)

	Common shares	Additional capital in excess of par value	Accumulated other comprehensive (loss)	Retained earnings	Net shareholders’ equity
Balance at June 27, 2009	$10,722	$16,940	$(11,049)	$29,295	$45,908

Comprehensive income:
Net earnings	—	—	—	9,400	9,400
Other comprehensive loss:
Pension liability adjustment, net of tax of $946	—	—	(1,545)	—	(1,545)

Total comprehensive income					7,855

Stock-based compensation expense on equity awards	—	840	—	—	840
Stock-based compensation tax benefit realized	—	1,285	—	—	1,285
Unrestricted common shares issued, restricted stock units vested, and stock options exercised, net of common shares withheld for taxes	208	130	—	—	338
Dividends declared at $0.15 per common share	—	—	—	(1,630)	(1,630)

Balance at July 3, 2010	$10,930	$19,195	$(12,594)	$37,065	$54,596

Comprehensive income:
Net earnings	—	—	—	7,510	7,510
Other comprehensive income (loss):
Cash flow hedging derivative, net of tax of $95			(161)		(161)
Pension liability adjustment, net of tax of $(1,476)	—	—	2,513	—	2,513

Total comprehensive income					9,862

Stock-based compensation expense on equity awards	—	1,186	—	—	1,186
Stock-based compensation tax benefit realized	—	128	—	—	128
Unrestricted common shares issued, restricted stock units vested, and stock options exercised, net of common shares withheld for taxes	123	(238)	—	—	(115)
Dividends declared at $0.28 per common share	—	—	—	(3,134)	(3,134)

Balance at July 2, 2011	$11,053	$20,271	$(10,242)	$41,441	$62,523

Comprehensive income:
Net earnings	—	—	—	14,549	14,549
Other comprehensive loss:
Cash flow hedging derivative, net of tax of $80			(128)		(128)
Pension liability adjustment, net of tax of $837	—	—	(1,309)	—	(1,309)

Total comprehensive income					13,112

Stock-based compensation expense on equity awards	—	1,107	—	—	1,107
Stock-based compensation tax benefit realized	—	123	—	—	123
Unrestricted common shares issued, restricted stock units vested, and stock options exercised, net of common shares withheld for taxes	129	780	—	—	909
Dividends declared at $0.30 per common share	—	—	—	(3,367)	(3,367)

Balance at June 30, 2012	$11,182	$22,281	$(11,679)	$52,623	$74,407

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION

Consolidated Statements of Cash Flows

Fiscal Years Ended June 30, 2012, July 2, 2011 and July 3, 2010

(in thousands)

	2012	2011	2010
Operating activities:
Net earnings	$14,549	$7,510	$9,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,045	1,891	867
Loss on disposal of property, plant and equipment, net	48	10	47
Deferred income tax expense	976	932	2,640
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(123)	(128)	(1,327)
Stock-based compensation expense on equity awards and issuance of unrestricted stock for services rendered	1,327	1,186	840
Change in customer return and program accruals	(1,736)	76	721
Changes in:
Accounts receivable, gross	379	420	480
Inventory	4,350	(7,089)	(4,986)
Prepaid expenses and other assets	200	42	(107)
Accounts payable	1,080	4,414	(289)
Accrued expenses	3,875	(3,038)	1,929
Accrued retirement cost, net	(2,385)	(3,659)	(3,260)
Other liabilities	(268)	(29)	(142)

Net cash provided by operating activities	25,317	2,538	6,813

Investing activities:
Funds used in purchase of short-term investments	(42,435)	(9,865)	(34,823)
Proceeds from the sale of short-term investments	32,401	22,254	31,846
Purchases of property, plant and equipment	(1,834)	(676)	(1,181)
Acquisitions of principal assets of Foot Petals, LLC and baggallini, Inc. business operations, net of assumed liabilities	—	(47,750)	—

Net cash used in investing activities	(11,868)	(36,037)	(4,158)

Financing activities:
Proceeds from long-term debt	—	30,000	—
Repayment of short-term and long-term debt	(3,929)	(1,525)	(91)
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	123	128	1,327
Proceeds from common shares issued	704	107	468
Dividends paid	(3,342)	(3,092)	(1,630)

Net cash (used in) provided by financing activities	(6,444)	25,618	74

Net increase (decrease) in cash and cash equivalents	7,005	(7,881)	2,729
Cash and cash equivalents at the beginning of the year	9,107	16,988	14,259

Cash and cash equivalents at the end of the year	$16,112	$9,107	$16,988

Supplemental cash flow disclosures:
Interest paid	$779	$352	$96
Income taxes paid, net of taxes refunded	7,235	2,599	2,464

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

(1)	Summary of Significant Accounting Policies

(a)	Principal Business Activity

R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries, including Foot Petals Inc. and Baggallini, Inc. (collectively, the “Company”), in designing, sourcing, marketing and distributing footwear, foot and shoe care products and hand bags, tote bags and other travel accessories. The Company operates in two reportable segments: (1) footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear; and (2) accessories with products including foot and shoe care products, handbags, tote bags and other travel accessories. The Company’s products are sold predominantly in North America through the accessory sections of department stores, chain stores, warehouse clubs, specialty stores, independent stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.

The Company’s reporting period is a fifty-two or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2012	52 weeks ended June 30, 2012
Fiscal 2011	52 weeks ended July 2, 2011
Fiscal 2010	53 weeks ended July 3, 2010

(b)	Principles of Consolidation

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

Cash includes deposits with banks and other financial institutions, which are accessible at any time without prior notice or penalty. Cash equivalents include $13,620 and $5,803 in money market accounts at June 30, 2012 and July 2, 2011, respectively, with original maturities of three months or less.

(e)	Short-Term Investments

At June 30, 2012, as part of its cash management and investment program, the Company maintained a portfolio of $25,599 in short-term investments, including $17,145 in marketable investment securities consisting of variable rate demand notes and $8,454 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several commercial paper investments, which matured in August, 2012. Held-to-maturity debt

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

securities are those debt securities as to which the Company has the ability and intent to hold until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

At July 2, 2011, as part of its cash management and investment program, the Company maintained a portfolio of $15,565 in short-term investments, including $12,073 in marketable investment securities consisting of variable rate demand notes and $3,492 in other short-term investments. The marketable investment securities were classified as available-for-sale. These marketable investment securities were carried at cost, which approximated fair value. The other short-term investments were classified as held-to-maturity securities and included several commercial paper investments, which matured in August 2011.

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

Allowances established for returns were approximately $587 and $1,088 at the end of fiscal 2012 and fiscal 2011, respectively, and are classified in trade accounts receivable on the

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

accompanying consolidated balance sheets; these allowances were for specific spring season programs initiated with certain customers in each respective fiscal year. During fiscal 2012 and fiscal 2011, the Company recorded approximately $4,654 and $4,054, respectively, as the sales value of merchandise returned by customers.

Allowances for promotions, cooperative advertising and other sales incentives established at the end of fiscal 2012 and fiscal 2011 were approximately $1,142 and $2,205, respectively, and are classified in trade accounts receivable on the accompanying consolidated balance sheets. Charges to revenue for consumer promotion, cooperative advertising and other sales incentive activities, including support for display fixtures, for fiscal 2012, fiscal 2011 and fiscal 2010 were approximately $10,611, $13,445 and $11,467, respectively.

(j)	Distribution and Warehousing Costs

Distribution and warehousing costs for finished product, including occupancy costs, are classified within selling, general and administrative expenses in the accompanying consolidated statements of income. These costs amounted to $7,763, $6,872 and $6,123 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

(k)	Advertising and Promotion

The Company uses a variety of programs to advertise and promote the sale of its products to customers and consumers. Customer advertising is expensed as incurred. The cost of consumer advertising is expensed when first used. For fiscal 2012, fiscal 2011 and fiscal 2010, advertising and promotion expenses of $3,308, $4,924 and $3,285, respectively, have been reported in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of the stock-based compensation is accounted for as an equity instrument, and expense is recognized over the service period for the entire award. This recognition is subject to the requirement that the cumulative amount of stock-based compensation expense recognized at any point in time must at least equal to the portion of the grant-date fair value of the award that is vested at that date. Awards issued during fiscal 2012 included new performance-based restricted stock units, where a defined portion of the award, if earned, is to be settled in common shares and a portion is to be settled in cash with the amount to be paid equivalent in market value to the common shares underlying the restricted stock units granted at the time of settlement. This “cash” portion of the award is treated as a liability award, with mark to market adjustments made in expense recognition over the term of the award for those units to be settled in cash payment to the respective grantee. The time-based portion and the portion of the performance-based award to be settled by cash payment are recognized in expense ratably over the three-year term of the grant, with expense related to units underlying the cash payment portion adjusted based on changes in market value of common shares over that period prior to settlement. The portion of the performance-based award to be settled by issuance of common shares is recognized in expense over the grant term using a tranche method for the respective segments expected to be settled.

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

During fiscal 2012, fiscal 2011 and fiscal 2010, the Company recognized net excess federal, state and local tax benefit of $123, $128 and $1,285, respectively, associated with stock-based compensation and recognized this excess benefit as an addition to the paid-in capital account. Excess tax benefits are recognized only when they impact taxes paid or payable.

(p)	Fair Value Measurements

Fair value measurements of assets and liabilities are recognized or disclosed in the financial statements based upon a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

(q)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The carrying value of long-lived assets including property, plant and equipment and intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in the consolidated statements of earnings. There were no impairment indicators present during the fiscal year ended June 30, 2012.

Assets to be disposed of, if any, would be presented separately in the consolidated balance sheets, reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

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

During the second quarter of fiscal 2012, the Company completed the annual impairment test of goodwill and intangible assets with indefinite lives. The estimated fair value of each reporting unit exceeded its carrying value as of the end of October in fiscal 2012, and there was no goodwill or indefinite-lived intangible assets impairment indicated at that time. There were no impairment indicators present during or at the end of fiscal 2012.

(r)	Allowances Granted to Resellers

The Company provided consideration to customers in the form of discounts and other allowances, which were reflected as a reduction of net sales of approximately $9,746, $12,150 and $10,188 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

A derivative instrument, an interest rate contract, is used as part of the Company’s interest rate risk management strategy to manage cash flow exposure from changes in interest rates. An interest rate contract generally involves the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Under an interest rate contract, the Company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. A derivative instrument deemed highly effective qualifies for hedge accounting treatment under GAAP, and accordingly, the effective portion of unrealized gains and losses on interest rate swaps accounted for as a cash flow hedge is deferred as a component of accumulated other comprehensive income (loss). Any deferred portion is a component of interest expense when the interest expense is incurred. Any ineffective portion is directly recorded as a component of interest expense.

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

In August 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This amended accounting guidance as issued is intended to simplify how an entity is to test goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning in fiscal 2013. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures about offsetting and related arrangements on assets and liabilities to enable users of financial statements to understand the effect of such arrangements on an entity’s financial position as reported. This amendment is effective for fiscal 2014, and adoption of this standard change will only affect the footnote disclosures within the consolidated financial statements. Once adopted, these disclosure provisions will apply retrospectively for all comparative periods presented.

In July 2012, the FASB issued ASU 2012-2, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired and then determine whether it should perform a quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The additional option for evaluating impairment will not have a material impact on the Company’s financial statements.

(2)	Fair Value Measurements

Fair Value of Financial Instruments

Cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term notes payable, as reported in the consolidated financial statements, approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company’s long-term debt is based on the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value. The fair value of the Company’s long-term debt is disclosed in Note (6).

The following table presents assets and liabilities that were measured at fair value on a recurring basis at June 30, 2012:

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$17,145	—	$17,145	—

Total	$17,145	—	$17,145	—

Liabilities:
Interest rate contract	$472	—	$472	—

Total	$472	—	$472	—

The following table presents assets and liabilities that were measured at fair value on a recurring basis at July 2, 2011:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$12,073	—	$12,073	—

Total	$12,073	—	$12,073	—

Liabilities:
Interest rate contract	$268	—	$268	—

Total	$268	—	$268	—

(3)	Inventory

Inventory by category at June 30, 2012 and July 2, 2011 consisted of the following:

	2012	2011
Raw materials	$666	$1,097
Finished goods	20,483	24,403

Total Inventory	$21,149	$25,500

Inventory was valued at the lower of cost or market at the end of fiscal 2012 and the end of fiscal 2011; adjustments to market at the end of each of these periods were $582 and $1,142, respectively.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

Inventory adjustments to reduce cost to market recognized as a part of cost of sales were $776, $2,114 and $1,617 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

(4)	Property, Plant and Equipment

Property, plant and equipment at cost at June 30, 2012 and July 2, 2011 consisted of the following:

	2012	2011	Estimated life in years
Land and improvements	$279	$279	5–15
Buildings and improvements	3,782	3,738	5–45
Machinery and equipment	6,050	7,198	2–10
Leasehold improvements	906	1,241	2–6
Construction in progress	1,221	349

Total property, plant and equipment	$12,238	$12,805
Less total accumulated depreciation	8,052	8,822

Net property, plant and equipment	$4,186	$3,983

(5)	Goodwill and Other Intangible Assets

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

With the purchase of the principal business assets of Foot Petals, LLC in January 2011, the Company recognized goodwill of $5,420, a finite life intangible asset of $3,200 and indefinite life intangible assets of $3,600. The finite life intangible asset consisted of customer relationships and is being amortized over a seven-year expected life, as determined through valuation analysis at the time of acquisition, using the straight-line method. The indefinite life intangible assets acquired for $3,600 consisted of trade names. All goodwill and intangible assets recognized were reported within the Company’s Accessories segment.

Also, in March 2011, the Company recognized goodwill of $10,089, a finite life intangible asset of $12,400 and indefinite life intangible assets of $5,600 as a result of the purchase of the principal business assets of baggallini, Inc. The finite life intangible asset consisted of customer relationships and is being amortized over a ten-year expected life, as determined through valuation analysis at the time of acquisition, using the straight-line method. The indefinite life intangible assets acquired for $5,600 consisted of trade names. All goodwill and acquisition related intangible assets were recognized and reported within the Company’s Accessories segment.

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

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

Goodwill and indefinite life intangible assets included the following:

	Goodwill	Trade names
Balance as of July 3, 2010	$—	—
Acquired during fiscal 2011	15,510	9,200

Balance as of July 2, 2011	$15,510	$9,200
Acquired during fiscal 2012	—	—

Balance as of June 30, 2012	$15,510	$9,200

Other intangible assets included the following:

	June 30, 2012
	Weighted average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(2,198)	$13,402
Trademarks, patents and fees	5 years	728	(600)	128

Total amortizing intangible assets		$16,328	$(2,798)	$13,530

	July 2, 2011
	Weighted average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(500)	$15,100
Trademarks, patents and fees	5 years	712	(559)	153

Total amortizing intangible assets		$16,312	$(1,059)	$15,253

The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $1,739, $625 and $191 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying consolidated statements of income.

Based on the Company’s amortization methods, remaining customer relationships and trademarks, patents and fees costs will be recognized as amortization expense of $1,742, $1,733, $1,724, $1,715 and $1,967 in each of the next five years, respectively. The Company would accelerate the expensing of these costs should circumstances change and an impairment condition be determined for customer relationships, trademarks or patents that have a remaining value.

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

Under the terms of the New Facility, Huntington is obligated to advance funds to the Company for a period of three years under a revolving credit facility (the “Revolving Credit Facility”). The Company may have outstanding indebtedness of up to $5,000 under the Revolving Credit Facility from January through June of each calendar year and up to $10,000 from July through December of each calendar year. Under the terms of the New Facility, the Company may request that Huntington increase the Revolving Credit Facility by an amount of up to $5,000. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to the 30-day LIBOR rate plus 1.75% and the applicable rate on this Revolving Credit Facility was 2.0% at June 30, 2012. Additionally, the Company agreed to pay a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, as well as a one-time $25 deemed to be paid facility fee effective as of March 1, 2011 in connection with the Revolving Credit Facility. The facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must be without any outstanding borrowings for at least 30 consecutive days during each period commencing on July 1 and continuing through June 30 of the following year. At June 30, 2012, there were no outstanding borrowings under the Revolving Credit Facility. At June 30, 2012, the Company had available borrowing capacity under the Revolving Credit Facility of $5,000.

Under the terms of the New Facility, the Company borrowed $30,000 in funds made available under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15,000 on March 1, 2011 and the remaining $15,000 on March 31, 2011. The Company started making equal monthly principal payments in the amount of $357, together with accrued interest, beginning on April 1, 2011, with the then remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate under the Term Loan Facility is a rate equal to LIBOR plus 1.85%. As required under the terms of the New Facility, the Company entered into an interest rate contract that provided for a fixed interest rate of 3.94% on a notional amount equal to fifty percent of the outstanding principal balance of the term loan. See “Note (7)—Derivative Instruments and Hedging Activities”.

The Company paid Huntington a one-time facility commitment fee of $75 in connection with the Term Loan Facility, and this fee is being amortized over the term of the term loan. The applicable interest rate on the Term Loan Facility at June 30, 2012 was 2.10% based on a 30-day LIBOR rate of ..25% on that date.

Under the terms of the New Facility, the Company is required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which has been or will be calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ended March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which has been or will be calculated quarterly beginning with the fiscal quarter ended on March 31, 2012 and (c) maintaining a consolidated net worth of at least $52,000, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to June 30, 2012. At June 30, 2012, the Company was in compliance with all of these financial covenants.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

The fair value of the Company’s long-term debt is based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value. Long-term debt consisted of the following:

	June 30, 2012	July 2, 2011
Long-term debt	$24,643	$28,571
Less current installments	4,286	3,928

Long-term debt excluding current installments	$20,357	$24,643

The aggregate minimum principal maturities of the long-term debt for each of the next four years following June 30, 2012 are as follows:

2013	$4,286
2014	4,286
2015	4,286
2016	3,571
2016 due at end of term loan	8,214

$24,643

(7)	Derivative Instruments and Hedging Activities

The Company may utilize derivative financial instruments to manage exposure to certain risks related to its ongoing operations. The primary risk managed through the use of derivative instruments is interest rate risk. In January 2011, the Company entered into an interest rate contract with an initial notional amount of $15,000 and a maturity date of March 1, 2016 to hedge the changes in cash flows attributable to changes in the LIBOR rate associated with the Term Loan Facility. Under this interest rate contract, the Company pays a fixed interest rate of 3.94% and receives a variable rate based on LIBOR plus 1.85%. The notional amount of this interest rate contract is required to be 50% of the amount of the term loan through the expiration of the term loan under the Term Loan Facility described in Note (6), —“Short-term Notes Payable and Long-term Debt”.

The Company’s objective is to manage the impact of interest rate changes on cash flows and the market value of its borrowings under the floating rate term loan. In addition, the Company may enter into interest rate contracts to further manage exposure to interest rate variations related to borrowings and to lower overall borrowing costs. The Company does not use derivative instruments for trading or speculative purposes. The Company’s derivative instrument is designated as a hedging instrument, which is adjusted to fair value at the end of each reporting period with the effective portion of the adjustment recorded to other comprehensive income. Any ineffective portion is recorded in earnings.

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

Refer to “Note (2)—Fair Value Measurements” for additional information regarding the fair value of the derivative instrument.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the consolidated balance sheet at June 30, 2012:

		Liability Derivative Fair Value
	Balance Sheet Location	at June 30, 2012	at July 2, 2011
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$186	$—
	Accrued retirement costs and other	286	268

		$472	$268

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

The following table summarizes the loss recognized in OCI and the loss reclassified from accumulated OCI into pretax earnings for the derivative instrument designated as a cash flow hedge during the fiscal year ended June 30, 2012:

	Gross Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) Excluded from Effectiveness Testing	Loss (Ineffective Portion) Excluded from Effectiveness Testing
Interest rate contract	$458	Interest expense	$250	Interest expense	$—

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

The following table summarizes the loss recognized in OCI and the loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during the fiscal year ended July 2, 2011:

	Gross Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) Excluded from Effectiveness Testing	Loss (Ineffective Portion) Excluded from Effectiveness Testing
Interest rate contract	$350	Interest expense	$94	Interest expense	$13

The estimated net amount of the loss in accumulated OCI at June 30, 2012 expected to be reclassified into pretax earnings within the next twelve months is $186.

(8)	Lease Commitments

The Company occupies certain distribution and office sales facilities under cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at June 30, 2012 is as follows:

2013	$666
2014	528
2015	190
2016	—
2017	—
Thereafter	—

$1,384

Substantially all of these operating lease agreements have no further contractual renewals and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and non-cancelable operating lease arrangements in fiscal 2012, fiscal 2011 and fiscal 2010 was $1,098, $1,028 and $1,046, respectively.

(9)	Income Taxes

Income tax expense for fiscal 2012, fiscal 2011 and fiscal 2010, consisted of the following:

	2012	2011	2010
Current expense:
Federal	$6,538	$2,959	$2,439
State	1,197	437	504

	7,735	3,396	2,943
Deferred expense	976	932	2,640

Total expense	$8,711	$4,328	$5,583

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

The difference between income taxes computed by applying the statutory federal income tax rates of 35%, 34% and 34% in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, and income tax expense reported in the consolidated statements of income is:

	2012	2011	2010
Computed “expected” tax expense	$8,141	$4,025	$5,094
State income taxes expense, net of federal income tax	915	361	437
Revaluation of net deferred tax assets	(338)	—	—
Other, net	(7)	(58)	52

Total expense	$8,711	$4,328	$5,583

The tax effects of temporary differences and loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	2012	2011
Deferred tax assets:
Current assets	$895	$1,267
Accrued expenses	1,366	795
Pension liability	6,806	5,663
Interest rate contract liability	175	95
Acquisition intangible assets and expenses	—	99
Capital loss carryforward	508	482

Total deferred tax assets	9,750	8,401
Less valuation allowance	(508)	(482)

Deferred tax assets, net	9,242	7,919
Deferred tax liabilities:
Accrued pension costs	2,559	1,509
Acquisition intangible assets and expenses	270	—
Prepaid insurance	70	66
Property, plant and equipment	108	45

Total deferred tax liabilities	3,007	1,620

Net deferred tax assets	$6,235	$6,299

During fiscal 2012, the Company concluded, based on its forecast of future operations and estimated federal, state and local effective tax rates, the likely rate at which net temporary difference will reversed has changed. Accordingly, deferred tax assets and liabilities, as of the beginning of fiscal 2012, have been revalued at the new higher tax rate resulting in a deferred tax benefit of $338, which was recorded during the fourth quarter.

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

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

The Company generated a capital loss deferred tax asset is subject to expiration after five years. Capital gains generated by the Company during the period prior to expiration can be utilized to offset the capital loss deferred tax asset. At the end of fiscal 2012 and fiscal 2011, the Company has recorded a valuation allowance of $508 and $482, respectively.

At the end of fiscal 2012, fiscal 2011 and fiscal 2010, there were no net operating loss carryforwards available for U.S. federal, state, and local income tax purposes. All net operating loss carryforwards were used during fiscal 2010, and the Company recognized both deferred prior year and current year excess tax benefits as additional paid in capital during fiscal 2010.

FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not record an accrual for tax related uncertainties or unrecognized tax positions at the end of fiscal 2012 or the end of fiscal 2011. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements.

The Company recorded no interest or penalties during or at the end of fiscal 2012, fiscal 2011 and fiscal 2010 in either its consolidated statement of income or consolidated balance sheet.

The Company files a consolidated U.S. Federal income tax return and consolidated and separate company income tax returns in various state and local jurisdictions. Generally, the Company is no longer subject to income tax examinations by federal tax authorities through the tax year ended June 28, 2008 and by state and local tax authorities for the tax years through June 30, 2007.

(10)	Accrued Expenses

Accrued expenses at June 30, 2012 and July 2, 2011 consisted of the following:

	2012	2011
Salaries and wages	$3,308	$418
Other taxes	147	110
Current pension liabilities	585	685
Other	1,661	734

	$5,701	$1,947

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

(11)	Employee Retirement Plans

The Company maintains a tax qualified pension plan, the Associates’ Retirement Plan (“ARP”). The Company intends to fund the minimum amounts required under the Employee Retirement Income Security Act of 1974 (ERISA). The Company also sponsors a tax nonqualified pension plan, the Supplemental Retirement Plan (“SRP”), for certain officers and other key employees as designated by R.G. Barry Corporation’s Board of Directors. The SRP is unfunded, noncontributory and provides for the payment of monthly retirement benefits. Benefits are based on a formula applied to the recipients’ final average monthly compensation, reduced by a certain percentage of their social security benefits. For certain participants, the SRP provides an alternative benefit formula for years worked past the normal retirement age assumed by the SRP. Effective as of close of business on March 31, 2004, both the ARP and SRP were frozen.

The funded status of the ARP and the SRP and the accrued retirement costs, measured on June 30, 2012 and July 2, 2011, respectively, were:

	ARP		SRP
	2012	2011	2012	2011
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$32,778	$33,139	$7,620	$7,650
Interest cost	1,644	1,606	379	367
Actuarial loss	3,675	334	397	290
Benefits paid	(2,376)	(2,301)	(686)	(687)

Benefit obligation at the end of the year	$35,721	$32,778	$7,710	$7,620

Change in plan assets:
Fair value of plan assets at the beginning of the year	$29,238	$21,988	$—	$—
Actual return on plan assets	2,639	5,608	—	—
Contributions	3,286	4,155	686	687
Expenses	(177)	(212)	—	—
Benefits paid	(2,376)	(2,301)	(686)	(687)

Fair value of plan assets at end of the year	$32,610	$29,238	$—	$—

Funded status at end of the year	$(3,111)	$(3,540)	$(7,710)	$(7,620)

Current liabilities	$—	$—	$(655)	$(685)
Noncurrent liabilities	(3,111)	(3,540)	(7,055)	(6,935)

Net pension liability at end of year	$(3,111)	$(3,540)	$(7,710)	$(7,620)

Amounts recognized in accumulated other comprehensive loss-pretax
Prior service costs	$—	$—	$—	$13
Net actuarial loss	15,034	13,187	2,350	2,039

Balance in accumulated other comprehensive loss at end of year-pretax	$15,034	$13,187	$2,350	$2,052

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

	ARP		SRP
	2012	2011	2012	2011
Other changes in plan assets and benefit obligations recognized in other comprehensive loss-pretax
Net actuarial loss (gain)	$3,139	$(3,019)	$397	$290
Amortization of:
Prior service cost	—	—	(13)	(42)
Net actuarial losses	(1,292)	(1,149)	(85)	(70)

Total recognized in comprehensive loss (income)	$1,847	$(4,168)	$299	$178

Actuarial gains and losses on assets reflects the differences between expected and actual rates of return on pension plan assets. Actuarial gains and losses on pension obligations primarily reflects the effect of changes in discount rate on the measure of pension liabilities at the end of each fiscal year and demographic differences between actual and projected mortality and other factors. The actuarial loss reported for pension obligations in fiscal 2012 reflects primarily the decrease of 106 basis points in the discount rate from the end of fiscal 2011 to fiscal 2012. The estimated net actuarial loss and prior service cost for the defined benefit plans that will be amortized from accumulated OCI into net periodic benefit cost during fiscal 2013 are $1,699 and $100, respectively.

At June 30, 2012, expected benefit payments to plan participants in the ARP and the SRP for each of the next five years and the five-year period thereafter in the aggregate are:

	ARP	SRP
2013	$2,383	$655
2014	2,394	657
2015	2,384	690
2016	2,385	682
2017	2,377	669
2018-2022	11,805	3,066

	2012	2011	2010
Weighted average assumptions used to determine net costs for both the ARP and the SRP:
Discount rate	5.20%	5.02%	6.42%
Rate of compensation increase	—	—	4.00%
Expected return on plan assets	6.75%	7.90%	8.25%

Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$9
Interest cost	2,023	1,974	2,285
Expected return on plan assets	(1,926)	(2,043)	(1,973)
Net amortization	1,390	1,261	693
Settlement expense	—	—	185

Total pension expense	$1,487	$1,192	$1,199

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

	2012	2011	2010
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.14%	5.20%	5.02%

The ARP is funded on a periodic basis as required under ERISA/IRS guidelines. The general principles guiding investment of pension plan assets are those embodied under ERISA. These principles include discharging the Company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for the Company’s pension plan assets are to optimize the long-term return on plan assets while maintaining an acceptable level of risk, diversify assets among asset classes and investment styles and maintain a long-term focus. The plan asset allocation shown below is consistent with the Company’s investment policy objectives and reflects the ongoing transition of the asset portfolio from an equity-based investment portfolio to a debt-security investment portfolio. This change over time is designed to better match assets and anticipated cash outflows with the underlying future expected payment streams associated with the Company’s ARP obligation. With the assistance of a consulting firm, the plan fiduciaries are responsible for selecting investment managers, setting asset allocation targets and monitoring asset allocation and investment performance.

The qualified plan assets invested as of the measurement date for fiscal 2012 and fiscal 2011were as follows:

	2012	2011
Cash and equivalents	2%	3%
Domestic equities	18%	23%
Domestic fixed income securities	65%	56%
Foreign equities	15%	18%
Hedge funds	0%	0%

Total pension plan assets invested	100%	100%

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

The table below highlights assets held in trust in the ARP, and the fair value categories applicable to the various investments held at June 30, 2012:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and equivalents	$762	$762	$—	$—
Domestic equities	5,833	5,833	—	—
Domestic fixed income securities	21,231	21,231	—	—
Foreign equities	4,784	4,784	—	—

Total pension plan assets	$32,610	$32,610	$—	$—

The table below highlights assets held in trust in the ARP, and the fair value categories applicable to the various investments held at July 2, 2011:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and equivalents	$864	$864	$—	$—
Domestic equities	6,679	6,679	—	—
Domestic fixed income securities	16,415	16,415	—	—
Foreign equities	5,280	5,280	—	—

Total pension plan assets	$29,238	$29,238	$—	$—

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

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

The Company’s SRP is unfunded and payments, as required, are made when due from the Company’s general funds. In fiscal 2013, the Company anticipates total payments and qualified plan contributions of $1,522 related to its SRP and ARP.

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

The Company sponsors a 401(k) plan for all its eligible salaried and non-salaried employees. Effective January 1, 2005, the Company adopted a 3% non-contributory Safe Harbor 401 provision for all eligible plan participants. The Company’s contributions in cash to the 401(k) plan were $269, $267 and $375 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

(12)	Shareholders’ Equity

As of June 30, 2012, there were approximately 106 employees and seven non-employee directors who were eligible to participate in the 2005 Plan.

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

At June 30, 2012, the number of common shares available for future grants pursuant to the 2005 Plan was 373,200.

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

The Company recorded, as part of selling, general and administrative expenses, $1,555 of stock-based compensation expense for fiscal 2012. This amount includes expense from all ISOs, NQs and RSUs granted whether to be settled with common shares issuance or by equivalent cash payment, and the value of common shares issued for services rendered by members of the Company’s Board of Directors.

The total unrecognized compensation cost of RSUs granted but not yet vested as of June 30, 2012 was approximately $1,191. The Company expects to recognize the total remaining compensation cost with respect to these RSUs over the weighted-average period of approximately two years.

Total unrecognized compensation cost of stock options granted, but not yet vested, as of June 30, 2012 was $23. This amount is expected to be recognized over the remaining pro-rata vesting period of three years associated with these stock option grants. The following assumptions were used to value these stock options:

Dividend yield	2.6%
Expected volatility	48.4%
Risk-free interest rate	1.4%
Expected term	3 years

The risk-free interest rate was based on the United States Treasury daily yield curve rates for the expected term of the stock options. The expected volatility was based on the historical volatility of the Company’s common shares.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted was as follows:

	Number of common shares subject to ISOs	Number of common shares subject to NQs	Weighted- average exercise price
Outstanding at June 27, 2009	117,000	146,200	$5.21

Granted	—	—	—
Exercised	(81,000)	(40,700)	4.03
Expired/Cancelled	—	—	—

Outstanding at July 3, 2010	36,000	105,500	$6.11

Granted	—	12,300	11.36
Exercised	(13,300)	(5,000)	5.85
Expired/Cancelled	—	—	—

Outstanding at July 2, 2011	22,700	112,800	$6.63

Granted	—	—	—
Exercised	(15,200)	(94,200)	6.43
Expired/Cancelled	—	(1,600)	12.55

Outstanding at June 30, 2012	7,500	17,000	$7.12

Options exercisable at June 30, 2012	7,500	9,800

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2012	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at June 30, 2012	Weighted- average exercise price
$ 2.51 – 5.00	13,800	1.0	$3.96	13,800	$3.96
5.01 – 10.00	—	—	—	—	—
10.01 – 15.00	10,700	8.6	11.18	3,500	11.18

	24,500			17,300

The intrinsic values of the stock options exercisable and outstanding at the end of fiscal 2012 were $141 and $158, respectively. The intrinsic value of stock options exercised during fiscal 2012 was $733.

At the end of fiscal 2012, fiscal 2011 and fiscal 2010, the stock options outstanding under these equity-based compensation plans were held by 5, 9 and 8 individuals, respectively, and had expiration dates ranging from 2012 to 2021.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

Consistent with its non-employee director’s compensation policy, the Company also awarded an aggregate of 20,370 common shares (i.e., unrestricted stock) with immediate vesting to the non-employee directors of R.G. Barry Corporation during the second quarter of fiscal 2012. The aggregate fair value of this award of common shares was $257 based on the market price of the Company’s common shares at the date of grant, and was included as part of the total stock-based compensation expense cited above.

In fiscal 2012, the Company granted 550 time-based RSUs to a member of management. Upon vesting, the RSUs will be settled in an equivalent number of common shares. The RSUs awarded to the member of management will vest in full on the fifth anniversary of the date of the award, although 20% of the RSUs may vest on each of the first four anniversaries of the date of the award if the Company meets certain financial performance goals. The intrinsic value of RSUs that vested during fiscal 2012 was $47.

During fiscal 2012, the Company granted performance-based RSUs to certain members of management. Each performance-based RSU is equivalent to one common share. The number of RSUs eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company, at certain established minimum, target and maximum levels, for the fiscal year in which such performance-based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of RSUs underlying the award eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those RSUs will be settled. For fiscal 2012, the Company’s diluted earnings per share reported resulted in the maximum level of RSUs eligible for settlement. The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered to the Company over the following two-fiscal year periods, with annual pro rata vesting based on employment during the relevant fiscal year and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled.

The performance-based RSUs described in the preceding paragraph will be settled, if eligible, through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on the diluted earnings per share achieved by the Company for fiscal 2012, the number of total eligible performance-based RSUs was computed at 105,200 of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $10.51. Similarly, the fair value of the cash settlement award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award.

In addition, consistent with its employee compensation policy, the Company granted an aggregate of 23,550 time-based RSUs, which vest in equal annual installments over three years, to certain members of management.

At the end of fiscal 2012, fiscal 2011 and fiscal 2010, RSUs outstanding under the 2005 Plan were held by 27, 26 and 38 employees, respectively, and had vesting dates ranging from 2013 to 2017.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

These RSU vesting dates were subject to partial acceleration on an annual basis if certain Company financial performance objectives were met for a fiscal year.

The following is a summary of the status of the Company’s time-based RSUs as of June 30, 2012, July 2, 2011 and July 3, 2010 and activity during the fiscal year then ended:

	2012		2011		2010
	RSUs	Weighted average grant- date fair value	RSUs	Weighted average grant- date fair value	RSUs	Weighted average grant- date fair value
Unvested at beginning of the year	319,900	$8.24	314,000	$7.49	319,500	$6.86
Granted	24,100	10.51	124,500	9.92	145,400	8.08
Vested	(4,200)	6.46	(94,600)	8.05	(119,000)	6.56
Forfeited/Cancelled	(14,900)	8.40	(24,000)	7.80	(31,900)	7.25

Unvested at the end of the year	324,900	$8.43	319,900	$8.24	314,000	$7.49

Activity for fiscal 2012 with respect to performance-based RSUs, with future settlement at vesting in common shares, was as follows:

	Number of common shares underlying RSUs	Grant Date Fair Value
Unvested at July 2, 2011	—	—
Granted, based on diluted earnings per share for the Company for fiscal 2012	52,600	$10.51
Vested	—	—
Forfeited/Cancelled	(700)	—

Unvested at June 30, 2012	51,900	$10.51

During fiscal 2012, an aggregate of 52,600 performance-based RSUs with future settlement at vesting to be made in cash were granted and 700 were forfeited. These grants to various members of management were accounted for as cash settlement awards (based on expected diluted earnings per share by the Company for fiscal 2012) for which the fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each reporting period based on the corresponding market price of a common share of the Company.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

(13)	Net Earnings per Common Share

The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	2012	2011	2010
Numerator:
Net earnings	$14,549	$7,510	$9,400

Denominator:
Weighted-average common shares outstanding	11,207	11,097	10,893
Effect of potentially dilutive securities: employee stock options and RSUs	207	130	143

Weighted-average common shares outstanding, assuming dilution	11,414	11,227	11,036

Basic net earnings per common share	$1.30	$0.68	$0.86

Diluted net earnings per common share	$1.27	$0.67	$0.85

The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during that fiscal year. Stock options excluded from the computation of diluted net earnings per common share for fiscal 2012, fiscal 2011 and fiscal 2010 were 3,000, 5,000 and zero, respectively.

(14)	Preferred Share Purchase Rights

On May 1, 2009, the Board of Directors of R.G. Barry Corporation declared a dividend distribution of one Preferred Share Purchase Right (“Right”) for each common share then outstanding to shareholders of record on May 15, 2009. Under certain conditions, each Right may be exercised to purchase from R.G. Barry Corporation a unit consisting of one one-hundredth of a share (a “Unit”) of Series II Junior Participating Class A Preferred Shares, par value $1 per share, at an initial exercise price of $25 per Unit, subject to adjustment. The Rights initially will be attached to R.G. Barry Corporation’s common shares. The Rights will separate from the common shares and a “Distribution Date” will occur upon the earlier of (a) 10 business days after a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of R.G. Barry Corporation’s outstanding common shares (“Share Acquisition Date”), other than as a result of repurchases of common shares by R.G. Barry Corporation or certain inadvertent actions by institutional or certain other shareholders, or (b) 10 business days (or such later date as the Board of Directors of R.G. Barry Corporation shall determine) after the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of R.G. Barry Corporation’s outstanding common shares. The Rights are not exercisable until the Distribution Date.

In the event that any person becomes the beneficial owner of 15% or more of the then outstanding common shares of R.G. Barry Corporation, each holder of a Right will thereafter be entitled to receive, upon exercise, common shares of R.G. Barry Corporation (or in certain circumstances, cash, property or other securities of R.G. Barry Corporation) having a market value equal to two

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

times the exercise price of the Right. However, following the occurrence of the event described in the preceding sentence, all Rights that are beneficially owned by any Acquiring Person will be null and void. In the event that, at any time following the Share Acquisition Date, R.G. Barry Corporation is acquired in a merger or other business combination transaction in which R.G. Barry Corporation is not the surviving corporation or 50% or more of the Company’s consolidated assets, cash flow or earning power is sold or transferred, the holder of a Right (except Rights which have been previously voided as described above) will be entitled to receive, upon exercise of the Right, the number of shares of common stock of the acquiring company which at the time of such transaction will have a market value equal to two times the exercise price of the Right.

The Rights, which do not have any voting or dividend rights, expire on May 1, 2014, and may be redeemed by R.G. Barry Corporation at a price of $0.01 per Right at any time until 10 business days following the Share Acquisition Date. The Board of Directors may also exchange the Rights at a ratio of one common share or one one-hundredth of a Preferred Share per Right.

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

Under an existing agreement, the Company is obligated for up to two years after the death of the chairman of the Company to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares owned by the chairman at the time of his death, at their fair market value. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,786, which is included in other assets in the accompanying consolidated balance sheets.

(16)	Segment Reporting

The Company primarily markets footwear and accessories products sold predominantly in North America and has two reportable segments, which include: (1) footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear; and (2) accessories with products including foot and shoe care products, handbags, tote bags and other travel accessories. The accounting policies of the reportable segments are the same, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates.

Effective with the first quarter of fiscal 2012, the Company implemented organizational changes in its reporting structure which included the creation of a separate Business Unit President for each operating unit, with each President reporting to the Chief Executive Officer (“CEO”) of R.G. Barry Corporation. This Business Unit President has financial performance responsibility for the operating unit. The measure of segment operating profit was redefined and our internal financial reporting structure changed accordingly.

While many selling, general and administrative (“SGA”) expenses are directly incurred by each operating unit, certain corporate support expenses are incurred and assigned to the respective operating units based on estimated usage of such corporate support. Operating profit as measured

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

for each segment includes sales, cost of sales and direct and allocated SGA expenses. This segment measure of operating profit or loss, as defined, is the primary indicator of financial performance used by management.

Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily include areas such as the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as annual accrued incentive stock compensation, pension, professional fees and similar corporate expenses. Segment operating profit, as reported below, is based on the same definition of operating profit as described above.

2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$123,336	$32,602	$—	$155,938
Gross profit	48,901	18,268	—	67,169
Depreciation and amortization	486	1,885	674	3,045
Operating profit	28,247	6,096	(10,970)	23,373
Total assets	39,573	50,402	38,291	128,266

2011	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$118,844	$10,724	$—	$129,568
Gross profit	41,776	6,387	—	48,163
Depreciation and amortization	580	528	783	1,891
Operating profit	16,909	2,987	(8,216)	11,680
Total assets	35,521	52,506	27,952	115,979

2010	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$123,787	$—	$—	$123,787
Gross profit	51,359	—	—	51,359
Depreciation and amortization	301	—	566	867
Operating profit	25,687	—	(10,951)	14,736
Total assets	40,962	—	42,407	83,369

During fiscal 2010, the Company operated with a single segment representing its footwear business. Results for fiscal 2011 reflect the respective acquisitions of Accessories segment business assets at, and operations subsequent to, January 2011 for Foot Petals and March 2011 for Baggallini.

Net sales as reported in the consolidated statements of income relate primarily to markets in the United States of America. At June 30, 2012 and July 2, 2011, substantially all of the Company’s long-lived assets were located in the United States of America.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except share and per common share data)

For fiscal 2012, fiscal 2011 and fiscal 2010, one customer accounted for approximately 29%, 32% and 35%, respectively, of the Company’s consolidated net sales. A second customer accounted for 10% of the Company’s consolidated net sales in fiscal 2010. All significant customers noted above were in the Footwear segment.

(17)	Contingent Liabilities

The Company is from time to time involved in claims and litigation considered normal in the course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of pending legal proceedings is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

(18)	Accounts Receivable Reserves

Description	Balance at Beginning of Year	Current Charges to Expenses	Other Adjustments	Deductions	Balance at End of Year
Allowance for doubtful accounts:

Period ended:

6/30/2012	$229	$234	$—	$406	$57
7/02/2011	228	28	—	27	229
7/03/2010	427	71	—	270	228

Returns Allowance:

Period ended:

6/30/2012	$1,088	$4,153	$—	$4,654	$587
7/02/2011	1,431	3,711	—	4,054	1,088
7/03/2010	1,075	2,884	—	2,528	1,431

Promotions Allowance:

Period ended:

6/30/2012	$2,205	$10,611	$(851)	$10,823	$1,142
7/02/2011	1,787	13,828	(935)	12,475	2,205
7/03/2010	1,223	11,170	(572)	10,034	1,787

The amounts under the “Other Adjustments” column in the table above reflect the difference between estimates made at the end of the prior fiscal year and actual claims processed during the applicable fiscal year.

Quarterly Financial Data (Unaudited) (in thousands, except per common share data)
Fiscal 2012	First	Second	Third	Fourth
Net sales	$50,230	$55,599	$25,114	$24,995
Gross profit	22,253	22,997	11,193	10,725

Net earnings	6,890	6,351	834	474

Basic net earnings per common share	0.62	0.57	0.07	0.04
Diluted net earnings per common share	0.61	0.56	0.07	0.04

Weighted-average common shares outstanding:
Basic	11,137	11,179	11,245	11,268
Diluted	11,305	11,364	11,444	11,471

Fiscal 2011	First	Second	Third	Fourth
Net sales	$36,269	$49,660	$20,113	$23,526
Gross profit	14,196	17,229	7,930	8,808

Net earnings (loss)	4,103	4,312	(42)	(863)

Basic net earnings (loss) per common share	0.37	0.39	0.00	(0.08)
Diluted net earnings (loss) per common share	0.37	0.38	0.00	(0.08)

Weighted-average common shares outstanding:
Basic	11,044	11,090	11,123	11,132
Diluted	11,151	11,220	11,123	11,132

The above information is a summary of unaudited quarterly results of operations of the Company for fiscal 2012 and fiscal 2011. The sum of the quarterly net earnings (loss) per common share data in the table above may not equal the results for the applicable fiscal year due to rounding and, where applicable, the impact of dilutive securities on the annual versus the quarterly net earnings (loss) per common share calculations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)] that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended June 30, 2012). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended June 30, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of R.G. Barry Corporation and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of R.G. Barry Corporation and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of R.G. Barry Corporation and our consolidated subsidiaries where appropriate, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of R.G. Barry Corporation and our consolidated subsidiaries that could have a material effect on the financial statements.

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of June 30, 2012. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of R.G. Barry Corporation.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

R.G. Barry Corporation:

We have audited R.G. Barry Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). R.G. Barry Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, R.G. Barry Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of June 30, 2012 and July 2, 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the fiscal years ended June 30, 2012, July 2, 2011, and July 3, 2010, and our report dated September 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

September 12, 2012

Item 9B. Other Information.

There is no information to report under this Item 9B.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of R.G. Barry Corporation and the Board of Directors’ nominees for election as directors of R.G. Barry Corporation at the 2012 Annual Meeting of Shareholders of R.G. Barry Corporation to be held on November 2, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy)” in the definitive Proxy Statement relating to the 2012 Annual Meeting (the “Definitive 2012 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A no later than 120 days after June 30, 2012.

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of R.G. Barry Corporation is included in the portion of Part I of this 2012 Form 10-K entitled “Supplemental Item. Executive Officers of the Registrant” and incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SHARE OWNERSHIP – Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive 2012 Proxy Statement of R.G. Barry Corporation.

Procedures by which Shareholders may Recommend Nominees to the Board of Directors of R.G. Barry Corporation

Information concerning the procedures by which shareholders of R.G. Barry Corporation may recommend nominees to the Board of Directors of R.G. Barry Corporation is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy) – Committees of the Board – Nominating and Governance Committee” and “PROPOSAL 1- ELECTION OF DIRECTORS (Item 1 on the Proxy)—Nominating Procedures” in the 2012 Definitive Proxy Statement of R.G. Barry Corporation. These procedures have not materially changed from those described in the definitive Proxy Statement of R.G. Barry Corporation for the 2011 Annual Meeting of Shareholders.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy) – Committees of the Board – Audit Committee” in the Definitive 2012 Proxy Statement of R.G. Barry Corporation.

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

The text of each of the Code of Business Conduct & Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Board Charter & Corporate Governance Guidelines is posted on the “Investors – Governance” page of R.G. Barry Corporation’s web site located at www.rgbarry.com. Interested persons may also obtain a copy of the Code of Business Conduct & Ethics, the Audit Committee charter, the Compensation Committee charter, the Nominating and Governance Committee charter and the Board Charter & Corporate Governance Guidelines without charge, by writing to R.G. Barry Corporation at its principal executive offices located at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147, Attention: José G. Ibarra.

Item 11. Executive Compensation.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy)—Board Role in Risk Oversight—Risk Assessment in Compensation Programs”, “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Definitive 2012 Proxy Statement of R.G. Barry Corporation.

The information required by Item 407(e) (4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy) – Compensation Committee Interlocks and Insider Participation” in the Definitive 2012 Proxy Statement of R.G. Barry Corporation.

The information required by Item 407(e) (5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE REPORT” in the Definitive 2012 Proxy Statement of R.G. Barry Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Ownership of Common Shares of R.G. Barry Corporation

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Definitive 2012 Proxy Statement of R.G. Barry Corporation, under the caption “SHARE OWNERSHIP.”

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Definitive 2012 Proxy Statement of R.G. Barry Corporation, under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “TRANSACTIONS WITH RELATED PERSONS” in the Definitive 2012 Proxy Statement of R.G. Barry Corporation.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy)—Qualifications and Independence of Board Members and Nominees” in the Definitive 2012 Proxy Statement of R.G. Barry Corporation.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included in the Definitive 2012 Proxy Statement of R.G. Barry Corporation, under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval Policies and Procedures” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The consolidated financial statements (and report thereon) listed below are included in “Item 8. Financial Statements and Supplementary Data.” of this 2012 Form 10-K at the page(s) indicated:

(a)(2) Financial statement schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is presented in the Consolidated Financial Statements or notes thereto included in “Item 8. Financial Statements and Supplement Data.” of this 2012 Form 10-K.

(a)(3) and (b) Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this 2012 Form 10-K are filed, furnished or submitted with this 2012 Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits”. The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this 2012 Form 10-K or incorporated herein by reference.

(c)	Financial Statement Schedules:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.G. BARRY CORPORATION

Date: September 12, 2012	By:	/s/ José G. Ibarra
José G. Ibarra, Senior Vice President-Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Greg A. Tunney	President and Chief Executive Officer (Principal Executive Officer) and Director	September 12, 2012
Greg A. Tunney

/s/ José G. Ibarra	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 12, 2012
José G. Ibarra

/s/ Gordon Zacks *	Non-Executive Chairman of the Board and Director	September 12, 2012
Gordon Zacks

/s/ Nicholas P. DiPaolo *	Director	September 12, 2012
Nicholas P. DiPaolo

/s/ David P. Lauer *	Director	September 12, 2012
David P. Lauer

/s/ David L. Nichols *	Director	September 12, 2012
David L. Nichols

/s/ Janice E. Page *	Director	September 12, 2012
Janice E. Page

/s/ Thomas M. Von Lehman *	Director	September 12, 2012
Thomas M. Von Lehman

/s/ Harvey A. Weinberg *	Director	September 12, 2012
Harvey A. Weinberg

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-identified directors of the Registrant pursuant to Powers of Attorney executed by the above-identified directors of the Registrant, which Powers of Attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1.

By:	/s/ José G. Ibarra	Date: September 12, 2012
José G. Ibarra Attorney-in-Fact

R.G. BARRY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2012

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Asset Purchase Agreement, entered into as of January 27, 2011, by and among R.G. Barry International, Inc., Foot Petals, LLC and Tina Aldatz.	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of R.G. Barry Corporation (“Registrant”), dated and filed January 28, 2011 (SEC File No. 001-08769)

2.2	Asset Purchase Agreement, entered into March 15, 2011, by and among Barry Holding Co., baggallini, Inc., Dixie B. Powers as trustee and individually, and Elizabeth Ann Simmons	Incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated and filed March 18, 2011 (SEC File No. 001-08769)

3.1	Articles of Incorporation of R.G. Barry Corporation (as filed with Ohio Secretary of State on March 26, 1984)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (SEC File No. 0-12667) (“Registrant’s December 31, 1988 Form 10-K”)

3.2	Certificate of Amendment to Articles of Incorporation of R.G. Barry Corporation (as filed with Ohio Secretary of State on June 3, 1987)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s December 31, 1988 Form 10-K

3.3	Certificate of Amendment to the Articles of Incorporation of R.G. Barry Corporation Authorizing the Series I Junior Participating Class B Preferred Shares (as filed with the Ohio Secretary of State on March 1, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s December 31, 1988 Form 10-K

3.4	Certificate of Amendment to the Articles of R.G. Barry Corporation (as filed with the Ohio Secretary of State on May 9, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s December 31, 1988 Form 10-K

3.5	Certificate of Amendment to the Articles of Incorporation of R.G. Barry Corporation (as filed with the Ohio Secretary of State on May 22, 1995)	Incorporated herein by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (SEC File No. 001-08769) (“Registrant’s December 30, 1995 Form 10-K”)

3.6	Certificate of Amendment to the Articles of Incorporation of R.G. Barry Corporation (as filed with the Ohio Secretary of State on September 1, 1995)	Incorporated herein by reference to Exhibit 3(c) to Registrant’s December 30, 1995 Form 10-K

3.7	Certificate of Amendment by Shareholders to the Articles of Incorporation of R.G. Barry Corporation (as filed with the Ohio Secretary of State on May 30, 1997)	Incorporated herein by reference to Exhibit 4(h)(6) to Registrant’s Registration Statement on Form S-8, filed June 6, 1997 (Registration No. 333-28671)

3.8	Certificate of Amendment by Directors of R.G. Barry Corporation to the Articles of Incorporation of R.G. Barry Corporation Authorizing Series I Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on March 10, 1998)	Incorporated herein by reference to Exhibit 3(a)(7) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (SEC File No. 001-08769) (“Registrant’s January 3, 1998 Form 10-K”)

3.9	Certificate of Amendment by Directors to the Articles of Incorporation of R.G. Barry Corporation Authorizing the Series II Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on May 1, 2009)	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed May 4, 2009 (SEC File No. 001-08769) (“Registrant’s May 4, 2009 Form 8-K”)

3.10	Certificate of Amendment by Shareholders to the Articles of Incorporation of R.G. Barry Corporation (as filed with the Ohio Secretary of State on November 5, 2010)	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed November 8, 2010 (SEC File No. 001-08769)

3.11	Articles of Incorporation of R.G. Barry Corporation (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended October 2, 2010 (SEC File No. 001-08769) (“Registrant’s October 2, 2010 Form 10-Q”)

3.12	Code of Regulations of R.G. Barry Corporation (reflecting all amendments)	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (SEC File No. 001-08769) (“Registrant’s July 3, 2004 Form 10-Q”)

4.1	Rights Agreement, dated as of May 1, 2009, between R.G. Barry Corporation and The Bank of New York Mellon, as Rights Agent, including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares	Incorporated herein by reference to Exhibit 4.1 to Registrant’s May 4, 2009 Form 8-K

4.2	First Amendment to the Rights Agreement, dated as of August 15, 2011, by and among R.G. Barry Corporation, The Bank of New York Mellon Corporation, as the former rights agent, and Broadridge Corporate Issuer Solutions, Inc., as the successor rights agent, relating to the Rights Agreement, dated as of May 1, 2009	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed August 19, 2011 (SEC File No. 001-08769)

*10.1	R.G. Barry Corporation Supplemental Retirement Plan (effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (SEC File No. 001-08769) (“Registrant’s January 1, 2000 Form 10-K”)

*10.2	Amendment No. 1 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of May 12, 1998, executed May 15, 1998)	Incorporated herein by reference to Exhibit 10.3 to Registrant’s January 1, 2000 Form 10-K

*10.3	Amendment No. 2 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of January 1, 2000, executed March 28, 2000)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 1, 2000 Form 10-K

*10.4	Amendment No. 3 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of March 31, 2004, executed February 20, 2004)	Incorporated herein by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (SEC File No. 001-08769 (“Registrant’s January 3, 2004 Form 10-K”)

*10.5	R.G. Barry Corporation Restoration Plan (As Amended and Restated Effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (SEC File No. 001-08769) (“Registrant’s June 28, 2008 Form 10-K”)

*10.6	Amendment No. 2 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2001, effective as of January 1, 2001)	Incorporated herein by reference to Exhibit 10.13 to Registrant’s June 28, 2008 Form 10-K

*10.7	Amendment No. 3 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2004, effective as of March 31, 2004)	Incorporated herein by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (SEC File No. 001-08769)(“Registrant’s December 29, 2001 Form 10-K”)

*	Management contract or compensatory plan or arrangement

*10.8	Employment Agreement, effective July 1, 2001, between R.G. Barry Corporation and Gordon Zacks	Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on For 10-K for the fiscal year ended December 29, 2001 (SEC File No. 001-08769) (“Registrant’s December 29, 2001 Form 10-K”)

*10.9	Confidential Separation Agreement, dated March 10, 2004, between R.G. Barry Corporation and Gordon Zacks	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed March 11, 2004 (SEC File No. 001-08769) (“Registrant’s March 11, 2004 Form 8-K”)

*10.10	Agreement, dated September 27, 1989, between R.G. Barry Corporation and Gordon Zacks	Incorporated herein by reference to Exhibit 28.1 to Registrant’s Current Report on Form 8-K, dated October 11, 1989 and filed October 12, 1989 (SEC File No. 0-12667)

*10.11	Amendment No. 1, dated as of October 12, 1994, to the Agreement between Registrant and Gordon Zacks, dated September 27, 1989	Incorporated herein by reference to Exhibit 5 to Amendment No. 14 to Schedule 13D, dated January 27, 1995, filed by Gordon Zacks on February 13, 1995

*10.12	Amended Split-Dollar Insurance Agreement, dated March 23, 1995, between Registrant and Gordon B. Zacks	Incorporated herein by reference to Exhibit 10(h) to Registrant’s December 30, 1995 Form 10-K

*10.13	R.G. Barry Corporation Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (SEC File No. 001-08769)

*10.14	R.G. Barry Corporation Deferred Compensation Plan (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10(v) to Registrant’s December 30, 1995 Form 10-K

*10.15	Amendment No. 1 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 1, 1997, effective as of March 1, 1997)	Incorporated herein by reference to Exhibit 10.23 to Registrant’s January 1, 2000 Form 10-K

*10.16	Amendment No. 2 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 28, 2000, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.21 to Registrant’s December 29, 2001 Form 10-K

*	Management contract or compensatory plan or arrangement

*10.17	Amendment No. 3 to the R.G. Barry Corporation Deferred Compensation Plan (executed October 31, 2001, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (SEC File No. 001-8769)(“Registrant’s December 28, 2002 Form 10-K”)

*10.18	Amendment No. 4 to the R.G. Barry Corporation Deferred Compensation Plan (executed February 20, 2004, effective as of February 21, 2004)	Incorporated herein by reference to Exhibit 10.29 to Registrant’s January 3, 2004 Form 10-K

*10.19	R.G. Barry Corporation 1997 Incentive Stock Plan, as amended	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 18, 1999 (Registration No. 333-81105)

*10.20	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (SEC File No. 001-08769) (“Registrant’s December 30, 2000 Form 10-K”)

*10.21	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.25 to Registrant’s December 30, 2000 Form 10-K

*10.22	R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 14, 2002 (Registration No. 333-90544)

*10.23	Form of Stock Option Agreement used in connection with grant of incentive stock options pursuant to the R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.30 of Registrant’s December 28, 2002 Form 10-K

*10.24	Form of Stock Option Agreement used in connection with grant of non-qualified stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.31 of Registrant’s December 28, 2002 Form 10-K

*10.25	Agreement, made to be effective August 11, 2005, between Registrant and Florence Zacks Melton	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 (SEC File No. 001-08769) (“Registrant’s July 2, 2005 Form 10-Q”)

*	Management contract or compensatory plan or arrangement

*10.26	Fiscal 2010 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2010 (SEC File No. 001-08769) (“Registrant’s January 2, 2010 Form 10-Q”)

*10.27	Fiscal 2011 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010 (SEC File No. 001-08769) (“Registrant’s July 3, 2010 Form 10-K”)

*10.28	Fiscal 2012 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011 (SEC File No. 001-08769) (“Registrant’s July 2, 2011 Form 10-K”)

*10.29	Fiscal 2013 R.G. Barry Management Bonus Plan	Filed herewith

*10.30	R.G. Barry Corporation Board of Directors Compensation Program (adopted by Board of Directors approval at the September 2, 2010 meeting of the Board of Directors, to be in effect with the November 4, 2010 Annual Meeting of Shareholders)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s October 2, 2010 Form 10-Q

*10.31	R.G. Barry Corporation Board of Directors Compensation Program Summary	Filed herewith

*10.32	Change in Control Agreement between R.G. Barry Corporation and Jose Ibarra, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed January 13, 2011 (SEC File No. 001-08769) (“Registrant’s January 13, 2011 Form 8-K”)

*10.33	Change in Control Agreement between R.G. Barry Corporation and Glenn Evans, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.3 in Registrant’s January 13, 2011 Form 8-K

*10.34	Change in Control Agreement between R.G. Barry Corporation and Lee Smith, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.2 in Registrant’s January 13, 2011 Form 8-K

*10.35	Change in Control Agreement between R.G. Barry Corporation and Yvonne Kalucis, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.44 to Registrant’s July 2, 2011 Form 10-K

*	Management contract or compensatory plan or arrangement

*10.36	Key Employment Agreement between R.G. Barry Corporation and Dennis Eckols, made to be effective as of April 1, 2011	Incorporated herein by reference to Exhibit 10.46 to Registrant’s July 2, 2011 Form 10-K

*10.37	R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan (as amended on October 29, 2009)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s January 2, 2010 Form 10-Q

*10.38	Form of Nonqualified Stock Option Award Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form used to evidence grants of nonqualified stock options made to directors of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 2, 2005 Form 10-Q

*10.39	Form of Restricted Stock Unit Award Agreement used to evidence grants of restricted stock units made to directors of R.G. Barry Corporation under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 22, 2006 and filed May 23, 2006 (SEC File No. 001-08769) (“Registrant’s May 23, 2006 Form 8-K”)

*10.40	Form of Restricted Stock Unit Award Agreement used to evidence grants of restricted stock units made to employees of R.G. Barry Corporation under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s May 23, 2006 Form 8-K

*10.41	Form of Amendment Notice and Consent Form Regarding Restricted Stock Units Awarded to Employees on May 17, 2006 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated August 18, 2006 and filed August 21, 2006 (SEC File No. 001-08769)

*	Management contract or compensatory plan or arrangement

*10.42	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees used to evidence grants of restricted stock units made on September 11, 2008 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (SEC File No. 001-08769) (“Registrant’s December 27, 2008 Form 10-Q”)

*10.43	Form of Performance-Based Restricted Stock Unit and Performance-Based Cash Award Agreement under the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan, entered into to evidence grant of a performance-based award of restricted stock units and performance-based cash awards effective as of September 26, 2011	Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011 (SEC File No. 001-08769) (“Registrant’s October 1, 2011 Form 10-Q”)

*10.44	Executive Employment Agreement between R.G. Barry Corporation and Greg A. Tunney, entered into on May 6, 2009 and effective as of May 1, 2009 (NOTE: no longer in effect)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed May 11, 2009 (SEC File No. 001-08769)

*10.45	Letter agreement, dated January 31, 2012, amending the Executive Employment Agreement, effective as of May 1, 2009, between R.G. Barry Corporation and Greg A. Tunney (NOTE: no longer in effect)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (SEC File No. 001-08769) (“Registrant’s March 31, 2012 Form 10-Q”)

*10.46	Letter agreement, dated March 15, 2012, amending the Executive Employment Agreement, effective as of May 1, 2009, between R.G. Barry Corporation and Greg A. Tunney (NOTE: no longer in effect)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s March 31, 2012 Form 10-Q

*10.47	Executive Employment Agreement, dated March 30, 2012 and effective on May 1, 2012, between R.G. Barry Corporation and Greg A. Tunney	Incorporated herein by reference to Exhibit 10.3 to Registrant’s March 31, 2012 Form 10-Q

*	Management contract or compensatory plan or arrangement

*10.48	Nonqualified Stock Option Award Agreement for nonqualified stock options granted to Greg A. Tunney on February 7, 2006 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated February 9, 2006 and filed February 10, 2006 (SEC File No. 001-08769)

*10.49	R.G. Barry Corporation Amended and Restated Deferral Plan (effective as of October 28, 2008)	Incorporated herein by reference to Exhibit 10.5 to Registrant’s December 27, 2008 Form 10-Q

*10.50	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Directors’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.4 to Registrant’s May 23, 2006 Form 8-K

*10.51	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Gordon Zacks’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.5 to Registrant’s May 23, 2006 Form 8-K

*10.52	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Employees’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.6 to Registrant’s May 23, 2006 Form 8-K

*10.53	Form of Employees’ Notice of Eligibility related to Deferral of Restricted Stock Units for a specified calendar year under the R.G. Barry Corporation Amended and Restated Deferral Plan	Incorporated herein by reference to Exhibit 10.55 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009 (File No. 001-8769) (“Registrant’s June 27, 2009 Form 10-K”)

*10.54	Form of R.G. Barry Corporation Amended and Restated Deferral Plan Participation Agreement Relating to Restricted Stock Units Granted in s specified calendar year 2009	Incorporated herein by reference to Exhibit 10.56 to Registrant’s June 27, 2009 Form 10-K

10.55	Revolving Credit Agreement, entered into to be effective on March 29, 2007, between R.G. Barry Corporation and The Huntington National Bank. As filed includes all exhibits to the Revolving Credit Agreement in their entirety.	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 (SEC File No. 001-08769) (“Registrant’s April 2, 2011 Form 10-Q”)

*	Management contract or compensatory plan or arrangement

10.56	Revolving Credit Note dated March 29, 2007 given by R.G. Barry Corporation to The Huntington National Bank	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2007 and filed April 4, 2007 (SEC File No. 001-08769)

10.57	First Modification of Revolving Credit Agreement, entered into effective April 16, 2007, between R.G. Barry Corporation and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 17, 2007 and filed April 18, 2007 (SEC File No. 001-08769)

10.58	Second Modification of Revolving Credit Agreement, entered into effective as of June 26, 2009, between R.G. Barry Corporation and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed July 22, 2009 (SEC File No. 001-08769)

10.59	Credit Agreement, dated as of March 1, 2011, by and between R.G. Barry Corporation and The Huntington National Bank. As filed, includes all exhibits to the Credit Agreement, in their entirety.	Incorporated herein by reference to Exhibit 10.1 to Registrant’s April 2, 2011 Form 10-Q

10.60

Distribution Agreement, entered into as of February 13, 2009, between R.G. Barry Corporation and UTi Integrated Logistics, Inc. (now known as UTi Integrated Logistics, LLC)

NOTE: Certain portions of this Exhibit have been omitted based upon a request for confidential treatment which was granted by the SEC on December 9, 2011 (under CF#27572). The non-public information was filed separately with the SEC in connection with that request.

Incorporated herein by reference to Exhibit 10.1 to Registrant’s October 1, 2011 Form 10-Q

10.61

Amendment One to Distribution Agreement, entered into as of August 22, 2011, by R.G. Barry Corporation and UTi Integrated Logistics, Inc. and as of August 24, 2011 by UTi Integrated Logistics, LLC (now known as UTi Integrated, Inc.)

NOTE: Certain portions of this Exhibit have been omitted based upon a request for confidential treatment which was granted by the SEC on December 9, 2011 (under CF#27572). The non-public information was filed separately with the SEC in connection with that request.

Incorporated herein by reference to Exhibit 10.2 to Registrant’s October 1, 2011 Form 10-Q

14.1	R.G. Barry Corporation Code of Business Conduct & Ethics	Incorporated herein by reference to Exhibit 14.1 to Registrant’s June 27, 2009 Form 10-K

21.1	Subsidiaries of R.G. Barry Corporation	Filed herewith

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney Executed by Directors and Certain Executive Officers of R.G. Barry Corporation	Filed herewith

31.1	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a - 14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#—	Attached as Exhibit 101 to this Annual Report on Form 10-K of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at June 30, 2012 and July 2, 2011;

(ii)	Consolidated Statements of Income for fiscal 2012, fiscal 2011 and fiscal 2010;

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for fiscal 2012, fiscal 2011 and fiscal 2010

(iv)	Consolidated Statements of Cash Flows for fiscal 2012, fiscal 2011 and fiscal 2010; and

(v)	Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under those Sections.