Form 10-Q
period 2012-09-29
BARRY R G CORP /OH/
filed 2012-11-07
CIK 749872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Common Shares, $1 Par Value, Outstanding as of November 7, 2012 – 11,264,683

Index to Exhibits at page 29

R.G. BARRY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the First Quarter of Fiscal 2013

(Period Ended September 29, 2012)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; our ability to implement new enterprise resource information systems; a failure in or a breach of our operational or security systems or infrastructure, or those of our third-party suppliers and other service providers, including as a result of cyber-attacks; the unexpected loss of any of the skills and experience provided by our senior officers; our ability to successfully integrate any new business acquisitions; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2012 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.

Definitions

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

First quarter of fiscal 2013	13 weeks ended September 29, 2012
First quarter of fiscal 2012	13 weeks ended October 1, 2011

Fiscal 2013	52 weeks ending June 29, 2013
Fiscal 2012	52 weeks ended June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 29, 2012	June 30, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$6,613	$16,112
Short-term investments	7,965	25,599
Accounts receivable:
Trade (less allowances of $4,917 and $1,786, respectively)	34,177	13,011
Other	124	165
Inventory	30,610	21,149
Deferred tax assets – current	2,190	2,190
Prepaid expenses	799	674

Total current assets	82,478	78,900

Property, plant and equipment, at cost	12,448	12,238
Less accumulated depreciation and amortization	8,298	8,052

Net property, plant and equipment	4,150	4,186

Deferred tax assets – noncurrent	3,939	4,043
Goodwill	15,510	15,510
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $3,233 and $2,798, respectively)	13,097	13,530
Other assets	2,939	2,897

Total assets	$131,313	$128,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$1,750	$1,750
Current installments of long-term debt	4,286	4,286
Accounts payable	8,078	10,962
Accrued expenses	7,467	5,701

Total current liabilities	21,581	22,699

Long-term debt, excluding current installments	19,286	20,357
Accrued retirement costs and other	10,763	10,803

Total liabilities	51,630	53,859

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series II Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,265 and 11,182 shares, respectively (excluding treasury shares of 1,085 and 1,048, respectively)	11,265	11,182
Additional capital in excess of par value	22,240	22,281
Accumulated other comprehensive loss	(11,676)	(11,679)
Retained earnings	57,854	52,623

Total shareholders’ equity	79,683	74,407

Total liabilities and shareholders’ equity	$131,313	$128,266

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	First Quarter
	Fiscal 2013	Fiscal 2012
	(unaudited)	(unaudited)
Net sales	$47,233	$50,230
Cost of sales	26,316	27,977

Gross profit	20,917	22,253
Selling, general and administrative expenses	10,990	10,880

Operating profit	9,927	11,373
Other income	223	87
Interest income	26	9
Interest expense	(203)	(264)

Earnings before income taxes	9,973	11,205
Income tax expense	3,839	4,315

Net earnings	$6,134	$6,890

Net earnings per common share
Basic	$0.54	$0.62

Diluted	$0.54	$0.61

Weighted average number of common shares outstanding
Basic	11,282	11,137

Diluted	11,454	11,305

Common shares outstanding at end of period	11,265	11,055

Cash dividends declared per common share	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	First Quarter
	Fiscal 2013	Fiscal 2012
	(unaudited)	(unaudited)
Net earnings	$6,134	$6,890

Other comprehensive income adjustments:
Reclassification for interest paid on interest rate contract	56	69
Income tax effect of interest paid on interest rate contract	(22)	(26)

Unrealized loss on interest rate contract	(51)	(300)
Income tax effect of unrealized loss on interest rate contract	20	112

Comprehensive income	$6,137	$6,745

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	First Quarter
	Fiscal 2013	Fiscal 2012
	(unaudited)	(unaudited)
Operating activities:
Net earnings	$6,134	$6,890
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	670	792
Deferred income tax expense (benefit)	102	(12)
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(286)	(19)
Stock-based compensation expense on equity awards	293	219
Change in customer return and program accruals	3,131	3,484
Changes in:
Accounts receivable, gross	(24,256)	(27,787)
Inventory	(9,461)	(8,876)
Prepaid expenses and other assets	(159)	8
Accounts payable	(2,764)	(1,584)
Accrued expenses	613	4,421
Accrued retirement costs and other	(34)	(217)

Net cash used in operating activities	(26,017)	(22,681)

Investing activities:
Proceeds from the sale of short-term investments	17,634	12,705
Purchases of property, plant and equipment	(331)	(814)

Net cash provided by investing activities	17,303	11,891

Financing activities:
Borrowings from revolving bank facility	—	3,000
Principal repayment of long-term debt	(1,071)	(714)
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	286	19

Net cash (used in) provided by financing activities	(785)	2,305

Net decrease in cash and cash equivalents	(9,499)	(8,485)
Cash and cash equivalents at the beginning of the period	16,112	9,107

Cash and cash equivalents at the end of the period	$6,613	$622

Supplemental disclosures of cash flow information:
Noncash financing activities:
Dividends declared but not paid in the period	$903	$780

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

(dollar amounts in thousands, except per share data)

1. Basis of Presentation

R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries, including Foot Petals, Inc. and Baggallini, Inc. (collectively, the “Company”), in designing, sourcing, marketing and distributing footwear, foot and shoe care products and hand bags, tote bags and other travel accessories. The Company operates in two reportable segments: (1) Footwear that encompasses primarily slippers, sandals, hybrid and active fashion footwear; and (2) Accessories products including foot and shoe care products, handbags, tote bags and other travel accessories. The Company’s products are sold predominantly in North America in the accessory sections of department stores, chain stores, warehouse clubs, specialty stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The financial information shown in the accompanying condensed consolidated balance sheet as of the end of fiscal 2012 is derived from the Company’s audited consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s reporting period is a fifty-two-week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the first quarter of fiscal 2013 are not necessarily indicative of the annual results that may be expected for fiscal 2013. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data.” of Part II of the 2012 Form 10-K.

2. Fair Value of Financial Instruments

At September 29, 2012, as part of its cash management and investment program, the Company maintained a portfolio of $7,965 in short-term investments, comprised of marketable investment securities in the form of variable rate demand notes. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value.

In addition, at September 29, 2012, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term-loan facility entered into by the Company in March 2011. See “Note 9—Derivative Instruments and Hedging Activities” below.

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

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that are required to be measured at fair value) at September 29, 2012:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$7,965	—	$7,965	—

Total	$7,965	—	$7,965	—

Liabilities:
Interest rate contract	$467	—	$467	—

Total	$467	—	$467	—

The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that are required to be measured at fair value) at June 30, 2012:

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

(dollar amounts in thousands, except per share data)

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

During the first quarter of fiscal 2013 and the first quarter of fiscal 2012, the Company granted performance-based RSUs to certain members of management. Each performance-based RSU is equivalent to one common share. The number of RSUs eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company at certain established minimum, target and maximum levels, for the fiscal year in which such performance-based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of units eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those units will be settled. The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered to the Company over the following two-fiscal year periods, with annual pro rata vesting and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled.

Performance-based RSUs will be settled through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on expected annual diluted earnings per share by the Company as projected at quarter-end for fiscal 2013 and fiscal 2012, the number of total eligible performance-based RSUs was computed at 55,400 for fiscal 2013 and 70,650 for fiscal 2012, of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $14.88 and $10.51 for the fiscal 2013 and fiscal 2012 awards, respectively. Similarly, the fair value of the cash settlement award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award. In addition, consistent with its employee compensation policy, the Company granted an aggregate of 18,500 and 23,550 time-based RSUs, to certain members of management during the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively, which vest in equal annual installments over three years.

Under the provisions of FASB ASC 718, the Company recognized, as part of selling, general and administrative expenses, $349 and $260 of stock-based compensation expense for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively.

The Company did not grant any stock options during the first quarter of fiscal 2013 or the first quarter of fiscal 2012, but has historically granted stock options at times to certain members of management and non-employee directors. Total compensation cost of stock options granted, but not yet vested as of September 29, 2012, was approximately $16, which will be recognized over a weighted-average period of approximately two years.

During the first quarter of fiscal 2013 and the first quarter of fiscal 2012, the Company recognized gross excess tax benefits of $286 and $19, respectively, as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

(dollar amounts in thousands, except per share data)

Activity with respect to stock options for the first quarter of fiscal 2013 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 30, 2012	7,500	17,000	$7.12
Granted	—	—	—
Exercised	—	—	—
Expired/Cancelled	—	—	—

Outstanding at September 29, 2012	7,500	17,000	$7.12

Options exercisable at September 29, 2012	7,500	9,800

Activity with respect to time-based RSUs for the first quarter of fiscal 2013 was as follows:

	Number of common shares underlying RSUs	Grant Date Fair Value
Nonvested at June 30, 2012	324,900	$8.43
Granted	18,500	14.88
Vested	(102,200)	8.38
Forfeited/Cancelled	(14,500)	8.50

Nonvested at September 29, 2012	226,700	$10.56

Activity with respect to performance-based RSUs, with future settlement at vesting in common shares, for the first quarter of fiscal 2013 was as follows:

	Number of common shares underlying RSUs	Grant Date Fair Value
Nonvested at June 30, 2012	51,900	$10.51
Granted, estimated based on annual target diluted earnings per share	27,700	14.88
Vested	(17,300)	10.51
Forfeited/Cancelled	(1,400)	12.09

Nonvested at September 29, 2012	60,900	$12.46

During the first quarter of fiscal 2013 and the first quarter of fiscal 2012, an aggregate of 27,700 and 35,325, respectively, of performance-based RSUs with future settlement at vesting to be made in cash were granted and accounted for as cash settlement awards (based on expected diluted earnings per share by the Company for fiscal 2013 and fiscal 2012, respectively). The fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each reporting period based on the corresponding market price of a common share of the Company.

Total compensation cost of time-based and performance-based compensation awards not yet vested as of September 29, 2012 was as follows:

	Unrecognized Compensation Cost	Weighted-average period in years
Time-based RSU awards	$1,410	1-2
Performance-based RSU awards (accounted for as equity award)	465	2-3
Performance-based RSU awards (accounted for as cash settlement award)	638	2-3

The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the first quarter of fiscal 2013 and the first quarter of fiscal 2012 was $1,771 and $47, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

(dollar amounts in thousands, except per share data)

4. Accounts Receivable Reserves

Activity with respect to accounts receivable reserves for first quarter of fiscal 2013 and the first quarter of fiscal 2012 were as follows:

	Fiscal 2013	Fiscal 2012
Accounts receivable reserves at June 30, 2012 and July 2, 2011, respectively	$1,786	$3,522
Customer incentive, coop advertising and return allowance accruals	4,141	5,693
Deductions and other charges to reserves	(1,048)	(2,002)
Other adjustments to reserves	38	(207)

Accounts receivable reserves at September 29, 2012 and October 1, 2011, respectively	$4,917	$7,006

Other adjustments to reserves in the table above reflected the difference between estimates made at the end of fiscal 2012 and fiscal 2011, respectively, and actual claims as processed during the subsequent first quarter of fiscal 2013 and the subsequent first quarter of fiscal 2012, respectively.

5. Inventories

Inventory by category consisted of the following:

	September 29, 2012	June 30, 2012
Raw materials	$569	$666
Finished goods	30,041	20,483

Total inventory	$30,610	$21,149

Inventory write-downs, recognized as a part of cost of sales, were $213 and $39 for the first quarter of fiscal 2013 and first quarter of fiscal 2012, respectively.

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

There were no goodwill or intangible assets impairment indicators identified during fiscal 2012 or during the first quarter of fiscal 2013.

Other intangible assets included the following:

	September 29, 2012
	Weighted- average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(2,622)	$12,978
Trademarks, patents and fees	5 years	730	(611)	119

Total intangible assets, subject to amortization		$16,330	$(3,233)	$13,097

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

(dollar amounts in thousands, except per share data)

	June 30, 2012
	Weighted- average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(2,198)	$13,402
Trademarks, patents and fees	5 years	728	(600)	128

Total intangible assets, subject to amortization		$16,328	$(2,798)	$13,530

The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $435 and $439 in the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

7. Accrued expenses

Accrued expenses consisted of the following:

	September 29, 2012	June 30, 2012
Salaries and wages	$1,404	$3,308
Income taxes	3,403	357
Other taxes	168	147
Current pension liabilities	585	585
Other	1,907	1,304

Total accrued expenses	$7,467	$5,701

8. Income Taxes

Income tax expense for the first quarter of fiscal 2013 and the first quarter of fiscal 2012 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in fiscal 2013 and fiscal 2012, respectively, to earnings before income taxes as a result of the following:

	First Quarter
	Fiscal 2013	Fiscal 2012
Computed “expected” tax expense	$3,491	$3,922
State income tax expense, net of federal income tax benefit	398	423
Other, net	(50)	(30)

Total expense	$3,839	$4,315

Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2013 could be materially different from the forecasted rate as of the end of the first quarter of fiscal 2013.

Income tax expense for the first quarter of fiscal 2013 and the first quarter of fiscal 2012 were calculated using estimated annual effective income tax rates of 38.5%.

FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the first quarter of fiscal 2013, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the first quarter of fiscal 2013 or at the end of fiscal 2012.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

(dollar amounts in thousands, except per share data)

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

The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheet at September 29, 2012 and June 30, 2012:

		Liability Derivative at Fair Value
	Balance Sheet Location	September 29, 2012	June 30, 2012
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$186	$186
	Accrued retirement costs and other	281	286

		$467	$472

Cash Flow Hedges

The following table summarizes the pre-tax loss recognized in other comprehensive income (“OCI”) and the pre-tax loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during each of the first quarter of fiscal 2013 and the first quarter of fiscal 2012.

	Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) and Excluded from Effectiveness Testing	Loss (Ineffective Portion) and Excluded from Effectiveness Testing
For the first quarter of fiscal 2013:
Interest rate contract	$51	Interest expense	$56	Interest expense	$—
For the first quarter of fiscal 2012:
Interest rate contract	$300	Interest expense	$69	Interest expense	$—

The estimated net amount of the loss in accumulated OCI at September 29, 2012 expected to be reclassified into the consolidated statement of income within the next twelve months is $186.

10. Employee Retirement Plans

The Company expects to make payments in the aggregate of $1,608 during fiscal 2013 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans (collectively, “SRP”). In the first quarter of fiscal 2013, contributions of $296 were made into the ARP and payments of $164 were made to participants in the SRP.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

(dollar amounts in thousands, except per share data)

The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	First Quarter
	Fiscal 2013	Fiscal 2012
Service cost	$—	$—
Interest cost	434	506
Expected return on plan assets	(450)	(481)
Net amortization	450	347

Total pension expense	$434	$372

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

The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	First Quarter
	Fiscal 2013	Fiscal 2012
Numerator:
Net earnings	$6,134	$6,890

Denominator:
Weighted-average common shares outstanding	11,282	11,137
Effect of potentially-dilutive securities: stock options and RSUs	172	168

Weighted-average common shares outstanding, assuming dilution	11,454	11,305

Basic net earnings per common share	$0.54	$0.62

Diluted net earnings per common share	$0.54	$0.61

The Company excluded stock options to purchase 12 thousand common shares from the calculation of diluted net earnings per common share for the first quarter of fiscal 2012 due to the anti-dilutive nature of these stock options measured using the average market prices of the underlying common shares.

12. Changes in Equity

The following table provides a summary of the changes in total equity for the first quarter of fiscal 2013:

	Common shares	Additional capital in excess of par value	Accumulated other comprehensive loss	Retained earnings	Net Shareholders’ Equity
Balance at June 30, 2012	$11,182	$22,281	$(11,679)	$52,623	$74,407
Net earnings	—	—	—	6,134	6,134
Stock-based compensation expense	—	293	—	—	293
Stock-based compensation tax benefit realized	—	286	—	—	286
Other comprehensive loss on interest rate contract, net of tax of $2	—	—	3	—	3
Restricted stock units vested and stock options exercised	83	(620)	—	—	(537)
Dividends declared at $0.08 per common share	—	—	—	(903)	(903)

Balance at September 29, 2012	$11,265	$22,240	$(11,676)	$57,854	$79,683

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

(dollar amounts in thousands, except per share data)

13. Segment Reporting

The Company primarily markets footwear and accessories products sold predominantly in North America and operates with two reportable segments which include: (1) Footwear that encompasses primarily slippers, sandals, hybrid and active fashion footwear; and (2) Accessories products including shoe and foot care products, handbags, tote bags and other travel accessories. The accounting policies of the reportable segments are the same, except that the disaggregated information has been prepared using certain management reports, which by their very nature require estimates.

The Company operates with a reporting structure which included a separate Business Unit President for each operating unit, with each President reporting to the Chief Executive Officer (“CEO”) of R.G. Barry Corporation. Each Business Unit President has financial performance responsibility for the operating unit. The measure of such segment operating profit was redefined and our internal financial reporting structure changed accordingly.

While many selling, general and administrative (“SGA”) expenses are directly attributable to each operating unit, certain corporate support expenses are incurred and assigned to the respective operating units based on estimated usage of Company services. Operating profit as measured for each segment includes sales, cost of sales, direct and allocated SGA expenses. This segment measure of operating profit or loss, as defined, is the primary indicator of financial performance used by management.

Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily include areas such as the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as expense areas including annual accrued incentive, stock compensation, pension, professional fees and similar corporate expenses. Segment operating profit, as reported below, is based on the same definition of operating profit as described above.

First quarter Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$38,272	$8,961	$—	$47,233
Gross profit	15,842	5,075	—	20,917
Operating profit	10,841	1,801	(2,715)	9,927

First Quarter Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$42,175	$8,055	$—	$50,230
Gross profit	17,644	4,609	—	22,253
Operating profit	12,395	1,789	(2,811)	11,373

As of September 29, 2012	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$60,063	$50,719	$20,531	$131,313

As of June 30, 2012	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$39,573	$50,402	$38,291	$128,266

Unallocated corporate assets comprised corporate assets including building, software, furniture and equipment, investments, deferred tax assets, cash surrender assets associated with insurance policies and other nominal intangible or deposit type assets held by the Company. Changes between Footwear segment and unallocated assets from the end of fiscal 2012 to the end of the first quarter of fiscal 2013 reflect the seasonal nature of the business and related working capital requirements in that period.

14. Related Party Transactions

Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (the “chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of two years following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2012

(dollar amounts in thousands, except per share data)

potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,829, which is included in other assets in the condensed consolidated balance sheets. Effective in March 2004 and continuing through the end of the first quarter of fiscal 2013, the Company has borrowed $1,750 against the cash surrender value of one of these policies, which is included in short-term notes payable on the accompanying condensed consolidated balance sheet.

15. Commitments and Contingent Liabilities

The Company is from time to time involved in claims and litigation considered normal in the ordinary course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of such matters is not expected to have a material adverse effect on the Company’s annual financial position, income and cash flows.

16. Recently Issued Accounting Standards

In August 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This amended accounting guidance as issued is intended to simplify how an entity is to test goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative impairment test is required if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The updated accounting guidance became effective at the beginning of fiscal 2013. We do not expect the adoption of this amended accounting guidance to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), which deferred the effective date for applying ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, certain provisions relating to the presentation of separate line items on the income statement for reclassifications of items out of accumulated other comprehensive income into income, in order for the FASB to further evaluate this change in standard before implementation. The deferral is temporary and other provisions of ASU 2011-05 were effective for the Company beginning July 1, 2012.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our 2012 Form 10-K.

Unless the context otherwise requires, references in this MD&A to “our”, “us”, “we” or the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries.

Our Company and subsidiaries, Foot Petals, Inc. and Baggallini, Inc., are engaged in designing, sourcing, marketing and distributing footwear; foot and shoe care products; and hand bags, tote bags and other travel accessories. We operate with three operating segments, two of which are aggregated into a single reportable segment. The two reportable segments include: (1) Footwear that encompasses primarily slippers, sandals, hybrid and active fashion footwear; and (2) Accessories products including foot and shoe care products, handbags, tote bags and other travel accessories. Our products are sold predominantly in North America in accessory sections of department stores, chain stores, warehouse clubs, specialty stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.

The Company operates with a reporting structure including a separate Business Unit President for each operating unit, with each President reporting to the Chief Executive Officer (CEO) of R.G. Barry Corporation. Each Business Unit President has financial performance responsibility for the operating unit. The measure of such operating unit operating profit was redefined and our internal financial reporting structure changed accordingly.

Under this reporting structure, the operating profit or loss measure for an operating unit includes sales, cost of sales, direct and allocated SGA expenses from certain corporate support areas for which expenses incurred are allocated to each operating units based on estimated usage of Company services. Other corporate expenses are deemed applicable to the Company as a whole and are not allocated to any specific operating unit. Such expenses include costs associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as such expense areas as annual accrued incentive, stock compensation, pension, professional fees and similar corporate expenses.

Our Footwear and Accessories segment results reported below for the first quarter of fiscal 2013 and the first quarter of fiscal 2012 have been presented based on this reporting approach.

All comments made herein relative to period over period comparisons refer to results reported for the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.

Consolidated Results of Operations

Listed below are excerpts from our condensed consolidated statements of income for the first quarter of fiscal 2013 and of fiscal 2012:

(all amounts are in 000’s)	First Quarter of Fiscal 2013	% of Net Sales	First Quarter of Fiscal 2012	% of Net Sales	Increase (Decrease)
Net sales	$47,233	100.0	$50,230	100.0	$(2,997)
Gross profit	20,917	44.3	22,253	44.3	(1,336)
Selling, general and administrative expense	10,990	23.3	10,880	21.7	110
Operating profit	9,927	21.0	11,373	22.6	(1,446)
Other income	223	0.5	87	0.2	136
Interest income	26	0.1	9	0.0	17
Interest expense	(203)	(0.4)	(264)	(0.5)	(61)
Earnings before income taxes	9,973	21.1	11,205	22.3	(1,232)
Income tax expense	3,839	8.1	4,315	8.6	(476)
Net earnings	6,134	13.0	6,890	13.7	(756)

Consolidated net sales decreased by 6.0%, reflecting a decrease in net sales in the Footwear segment offset in part by an increase in net sales in the Accessories segment. The decrease in shipments in the Footwear segment of $3.9 million was primarily associated with customers in the mass merchandising, department store and warehouse club channels, offset in part by an increase in shipments with customers in the discount store and catalog/dot com channels. Quarter over quarter shipments in the Accessories segment increased by $906 thousand, or 11.2%, reflecting increased shipments to customers in existing and new channels.

Consolidated gross profit dollars decreased by 6.0% with gross profit as a percentage of net sales staying level at 44.3%. The decrease in gross profit dollars was primarily the net result of sales volume changes noted above.

Consolidated SGA expense increased by 1.0%, with the increase primarily reflecting higher expense associated with our Accessories segment businesses, offset by a reduction in expenses associated with our Footwear segment. These changes in SGA expense included a broad range of various expense areas.

Consolidated other income reflected higher levels of royalty income associated with our current licensing agreements; consolidated interest expense was relatively flat.

The effective tax rates for both the first quarter of fiscal 2013 and the first quarter of fiscal 2012 was 38.5%.

Based on the results of operations noted above, we reported consolidated net earnings of $6.1 million or $0.54 per diluted common share for the first quarter of fiscal 2013 and consolidated net earnings of $6.9 million or $0.61 per diluted common share for the first quarter of fiscal 2012.

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

Selected financial results for the first quarter of fiscal 2013 and of fiscal 2012 were:

(all amounts are in 000’s)	First Quarter of Fiscal 2013	% of Net Sales	First Quarter of Fiscal 2012	% of Net Sales	Decrease
Net sales	$38,272	100.0	$42,175	100.0	$(3,903)
Gross profit	15,842	41.4	17,644	41.8	(1,802)
Operating profit	10,841	28.3	12,395	29.4	(1,554)

Net sales decreased by 9.3% in the Footwear segment with the decrease shown primarily in shipments to customers in the mass merchandising, department store and warehouse club channels, offset in part by an increase in shipments to customers in the discount store and catalog/dot com/televised retailer channels.

Gross profit dollars decreased by 10.2% and gross profit as a percentage of net sales decreased by 40 basis points. The quarter over quarter decrease in gross profit dollars reflected primarily the impact of decreased shipment volumes; the decrease in gross profit as a percentage of sales was due to the relative mix of shipments and related margin to customers in various channels.

Operating profit decreased by $1.6 million, reflecting the impact of the decrease in gross profit noted above, offset in part by a decrease in SGA expenses included in a broad range of various areas.

Results of Operations—Accessories segment

The Accessories segment, comprised of Foot Petals and Baggallini, encompasses the designing, sourcing, marketing and distribution of a variety of accessory category products. These consumer product offerings range from shoe and foot care products to handbags, tote bags and other travel accessories. These products are sold predominately in North America through customers primarily in the specialty and independent store, televised retailer, e-tailing/internet based retail, upper tier department store, mass merchandising and discount store channels. Our business activity with these customers is primarily replenishment in nature, with most of our sales spread evenly throughout the year.

Selected financial results for the first quarter of fiscal 2013 and of fiscal 2012 were:

(all amounts in 000’s)	First Quarter of Fiscal 2013	% of Net Sales	First Quarter of Fiscal 2012	% of Net Sales	Increase
Net sales	$8,961	100.0	$8,055	100.0	$906
Gross profit	5,075	56.6	4,609	57.2	466
Operating profit	1,801	20.1	1,789	22.2	12

Net sales increased quarter over quarter by 11.2% with increased shipments to customers in both existing and new channels, including warehouse clubs and non-promotional department stores, consistent with our long-term strategic growth plans for this segment.

Gross profit dollars increased by 10.1% and gross profit as a percentage of net sales decreased by 60 basis points. The increase in gross profit dollars reflected the increased shipment volumes noted above. The decrease in gross profit as a percentage of sales reflected the relative mix of shipments and related margins to customers in various channels.

Operating profit increased slightly with the increased gross profit noted above substantially offset by increased SGA spending. Increased spending primarily reflected higher marketing, selling and shipping expenses associated with the increase in volume referenced above as well certain organizational and administrative costs incurred, which were in line with our long-term strategic goals for this segment.

Results of Operations—Unallocated Corporate Expenses

Consistent with our internal reporting structure, certain corporate expenses deemed applicable to the Company as a whole were not allocated to any business segment. Such costs included those associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as such expense areas as annual accrued incentive, stock compensation, pension charges, professional fees and similar corporate expenses. These unallocated costs are shown below:

(all amounts are in 000’s)	Fiscal 2013	Fiscal 2012	Decrease
First quarter	$2,715	$2,811	$96

The decrease in unallocated expense primarily reflected lower annual accrued incentive expense applicable to individuals working in all areas of the Company.

Seasonality

Although our various product lines in our Footwear and Accessories segments are sold on a year-round basis, the demand for specific products or styles within our Footwear segment is highly seasonal. For example, the demand for gift-oriented slipper products is higher in the fall holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full fiscal year or for future comparable quarters. A majority of our annual shipments is expected to continue to be seasonal in nature for the foreseeable future.

Looking ahead to the remainder of Fiscal 2013 and beyond

Looking ahead to the remainder of fiscal 2013 and beyond, our strategies are centered on growing market share in existing channels; pursuing new retail distribution opportunities; expanding our business internationally; and continuing our growth through appropriate acquisitions. We expect our business model over time to perform at or above levels consistent with top quartile performance among our industry peers. We expect to continue to deliver performance that drives revenue and profitability growth and long-term shareholder value.

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

Cash and cash equivalents on hand were approximately $6.6 million at September 29, 2012, compared to $622 thousand at October 1, 2011 and $16.1 million at June 30, 2012. Short-term investments were approximately $8.0 million at September 29, 2012, $2.9 million at October 1, 2011 and $25.6 million at June 30, 2012.

The $8.0 million in short-term investments held at September 29, 2012 were comprised of marketable investment securities in the form of variable rate demand notes. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value based on FASB ASC 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) level two input assumptions used in our valuation methodology.

Operating Activities

Our operations used approximately $26.0 million and $22.7 million of cash during first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively, based primarily on the seasonality of our Footwear segment business. The operating cash flows primarily reflected the impact of timing in our Footwear and Accessories segment shipments and inventory purchased, as well as the timing of collections in accounts receivable and payments for inventory purchases.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 3.8:1 at September 29, 2012, 3.2:1 at October 1, 2011 and 3.5:1 at June 30, 2012. The difference in this ratio from September 29, 2012 to October 1, 2011 reflected primarily the effect of incremental earnings over the intervening twelve-month period.

We anticipate that we will continue to fund our operations and meet our debt obligations in the future primarily by using cash generated from operations.

Changes in the primary components of our working capital accounts for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively, were as follows:

•

The increases in net accounts receivable of $24.3 million and $27.8 million, respectively, primarily reflected the impact of: seasonal Footwear segment shipments during the first quarter; increased Accessory segment shipments, as compared to the same period of fiscal 2012; and the relative timing of customer collections and deductions.

•	Net inventories increased by $9.5 million and $8.9 million, respectively, in line with the seasonal nature of the Footwear segment business.

•

Accounts payable decreased by $2.8 million and $1.6 million, respectively. These changes were due primarily to the timing of purchases, payment and shipments for finished goods inventory in our Footwear segment and in line with the seasonal nature of that business.

•

Accrued expenses increased by $613 thousand and $4.4 million, respectively. Changes in the quarter reflect the impact of annual incentive expense and income tax expense accruals during the period, with normally an offsetting impact from the payment of annual incentive bonuses accrued at the end of the preceding fiscal year. The difference between the relative change in fiscal 2013 compared to the same period in fiscal 2012 was due primarily to the absence of any bonus payment in the first quarter for fiscal 2012, since no bonus was accrued at the close of the preceding fiscal year-end.

Investing Activities

Our investing activities during the first quarter of fiscal 2013 and the first quarter of fiscal 2012 provided $17.3 million and $11.9 million in cash, respectively, primarily to fund the seasonal growth of our working capital needs such as accounts receivable and inventory. These funds were provided during the first quarter of fiscal 2013 and the first quarter of fiscal 2012 from the sale of short-term investments of $17.6 million and $12.7 million, respectively, and offset in part by capital expenditures of $331 thousand and $814 thousand, respectively.

Financing Activities

Financing activities during the first quarter of fiscal 2013 and the first quarter of fiscal 2012 used $785 thousand and provided $2.3 million in cash, respectively, primarily reflecting the principal repayment of long-term debt. In the first quarter of fiscal 2012, we also obtained $3 million in revolving credit to finance our then seasonal working capital requirements for the Footwear segment. During the first quarter of fiscal 2013, no such use of external funding occurred.

2013 Liquidity

We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Revolving Credit Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2013.

Credit Agreement

Under the terms of a bank facility (“Bank Facility”) entered into in March 2011, The Huntington National Bank (“Huntington”) is obligated to advance funds to us for a period of three years under a revolving credit facility (“Revolving Credit Facility”). We may have outstanding indebtedness of up to $5 million under the Revolving Credit Facility from January through June of each calendar year and up to $10 million from July through December of each calendar year. The availability under the Revolving Credit Facility includes a $1.5 million sub-facility for letters of credit. Under the terms of the Bank Facility, we may request that Huntington increase the Revolving Credit Facility by an amount of up to $5 million. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, the Company pays a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, and paid a one-time $25 thousand facility fee in connection with the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must not have any outstanding borrowings for at least 30 consecutive days commencing on July 1 and continuing through June 30 of the following year. There was no outstanding balance on the Revolving Credit Facility at September 29, 2012 and no borrowings under this Revolving Credit facility occurred during the first quarter of fiscal 2013.

Under the terms of the Bank Facility, Huntington provided us $30 million under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15 million on March 1, 2011 and the remaining $15 million on March 31, 2011. We began paying monthly principal payments in the amount of $357 thousand, together with accrued interest, on April 1, 2011, with the then remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate on the Term Loan Facility is a rate equal to LIBOR plus 1.85%. In conjunction with the Bank Facility, we entered into an interest rate contract that provides for a fixed interest rate of 3.94% on a notional amount of 50% of the outstanding principal balance of the term loan.

We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility; this fee is being amortized over the term of the loan. The applicable interest rate on the Term Loan Facility at September 29, 2012 was 2.07%, assuming a 30-day LIBOR rate of 0.22% on that date.

Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated quarterly beginning with the fiscal quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At September 29, 2012, we were in compliance with all these financial covenants.

Other Long-Term Indebtedness and Current Installments of Long-Term Debt

At September 29, 2012, we reported $4.3 million as the current portion of long-term debt. The term loan has a seven-year amortization schedule, and we are obligated to make interest and principal payments over the five-year term of the loan, with a final payment for the balance remaining due at the end of the five-year term.

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

Contractual Obligations

There have been no material changes to “Contractual Obligations” since the end of fiscal 2011, other than routine payments and obligations under the Bank Facility. For more detail on our contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources – Other Matters Impacting Liquidity and Capital Resources – Contractual Obligations” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2012 Form 10-K.

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note (1) of the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data.” of Part II of our 2012 Form 10-K.

A summary of the critical accounting policies requiring management estimates follows:

a) We recognize revenue when the following criteria are met:

•	goods are shipped from our warehouses and other third-party distribution locations, at which point our customers

•	take ownership and assume risk of loss;

•	collection of the relevant receivable is probable;

•	persuasive evidence of an arrangement exists; and

•	the sales price is fixed or determinable.

In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the first quarter of fiscal 2013, we recognized reserve adjustments that reduced our earnings before income tax by $38 thousand related to our Footwear segment customer incentive reserves of $1.1 million established at June 30, 2012. During the first quarter of fiscal 2012, we recognized reserve adjustments that increased our earnings before income tax by $207 thousand, related to our Footwear segment customer incentive reserves of $2.2 million established at July 2, 2011.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during first quarter of fiscal 2013 or during the first quarter of fiscal 2012.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the first quarter of fiscal 2013 and the first quarter of fiscal 2012, there were no significant write-downs to inventory recorded.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the first quarter of fiscal 2013 or at the end of the first quarter of fiscal 2012 at the Federal, state or local tax levels.

d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year, and we monitor these assumptions over the course of the fiscal year.

e)	We review the carrying value of our long-lived assets including property, plant and equipment and intangible assets with finite useful lives for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of income. There were no impairment indicators present during the first quarter of fiscal 2013.

Goodwill and intangible assets with indefinite lives, such as trade names, are not amortized, but instead are tested for impairment annually, during the Company’s second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the reporting level. The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of operations. During fiscal 2012 and the first quarter of fiscal 2013, there were no impairment indicators present.

f)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data.” of Part II of our 2012 Form 10-K.

Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimates.

Recently Issued Accounting Standards

See “Note 16—Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for any recently issued but not yet adopted accounting standards that could have a significant effect on the Company when they are implemented.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments — Foreign Currency

During fiscal 2012 and through the first quarter fiscal 2013, substantially all of our sales and all of our purchases were denominated in U.S. dollars, and accordingly, we did not have any foreign currency risk.

Market Risk Sensitive Instruments — Interest Rates

Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At September 29, 2012, we had $23.6 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% of fifty percent of the loan balance and an interest rate equal to LIBOR plus 1.85% that applies to the remainder of the loan balance under the Term Loan Facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended September 29, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

No response required.

Item 1A. Risk Factors

Please see the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 at the front of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of Part I of our 2012 Form 10-K for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) Not applicable

(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended September 29, 2012. R.G. Barry Corporation does not currently have in effect a publicly-announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

(a), (b) Not Applicable

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

R.G. Barry Corporation’s 2012 Annual Meeting of Shareholders was held on November 2, 2012. A total of 11,182,353 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 10,314,670 common shares, or 92.24% of the outstanding common shares entitled to vote, were represented in person or by proxy. The Final voting results for each proposal are set forth below:

Proposal #001- The shareholders elected the following individuals to serve as directors for two-year terms expiring at the 2014 Annual Meeting of Shareholders:

Nicholas DiPaolo	For: 7,654,225	Withheld: 94,317	Broker Non-Votes: 2,566,128
Janice Page	For: 7,171,671	Withheld: 576,871	Broker Non-Votes: 2,566,128
Harvey Weinberg	For: 6,988,134	Withheld: 760,408	Broker Non-Votes: 2,566,128
Greg Tunney	For: 7,166,388	Withheld: 582,154	Broker Non-Votes: 2,566,128

Proposal #002: To approve the advisory resolution on executive compensation

For: 7,716,759 Against: 23,864 Abstain: 7,919 Broker Non-Votes: 2,566,128

Proposal #003: Ratify KPMG LLP as independent registered public accountant

For: 9,805,160 Against: 485,722 Abstain: 23,788 Broker Non-Votes: None

In addition to the individuals elected at the 2012 Annual Meeting of Shareholders, directors whose terms of office continued after the Annual Meeting are (i) David Lauer, David Nichols, Thomas Von Lehman and Gordon Zacks, all of whose terms expire at the 2013 Annual Meeting of Shareholders.

Item 6. Exhibits

See Index to Exhibits at page 29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION Registrant

Date: November 7, 2012	By:	/s/ José G. Ibarra
José G. Ibarra Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

R.G. BARRY CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Location
10.1	R.G. Barry Corporation Amended and Restated Rabbi Trust Agreement effective as of August 16, 2012	Filed herewith

10.2	Fiscal 2013 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of R.G. Barry Corporation for the fiscal year ended June 30, 2012 (SEC File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#— Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at September 29, 2012 and June 30, 2012;

(ii)	Condensed Consolidated Statements of Income for the first quarter of fiscal 2013 and the first quarter of fiscal 2012;

(iii)	Condensed Consolidated Statements of Comprehensive Income for the first quarter of fiscal 2013 and the first quarter of fiscal 2012;

(iv)	Condensed Consolidated Statements of Cash Flows for the first quarter of fiscal 2013 and the first quarter of fiscal 2012; and

(v)	Notes to Condensed Consolidated Financial Statements for the first quarter of fiscal 2013 and the first quarter of fiscal 2012

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