Form 10-Q
period 2012-12-29
BARRY R G CORP /OH/
filed 2013-02-06
CIK 749872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

Common Shares, $1 Par Value, Outstanding as of February 6, 2013 – 11,290,894

Index to Exhibits at page 32

R.G. BARRY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Second Quarter of Fiscal 2013

(Period Ended December 29, 2012)

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

Definitions

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

Second quarter of fiscal 2013	13 weeks ended December 29, 2012
Second quarter of fiscal 2012	13 weeks ended December 31, 2011

First half of fiscal 2013	26 weeks ended December 29, 2012
First half of fiscal 2012	26 weeks ended December 31, 2011

Fiscal 2013	52 weeks ending June 29, 2013
Fiscal 2012	52 weeks ended June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 29, 2012	June 30, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$24,116	$16,112
Short-term investments	17,299	25,599
Accounts receivable:
Trade (less allowances of $7,176 and $1,786, respectively)	19,340	13,011
Other	141	165
Inventory	19,829	21,149
Deferred tax assets – current	2,190	2,190
Prepaid expenses	742	674

Total current assets	83,657	78,900

Property, plant and equipment, at cost	12,680	12,238
Less accumulated depreciation and amortization	8,544	8,052

Net property, plant and equipment	4,136	4,186

Deferred tax assets – noncurrent	3,817	4,043
Goodwill	15,510	15,510
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $3,668 and $2,798, respectively)	12,665	13,530
Other assets	2,958	2,897

Total assets	$131,943	$128,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$—	$1,750
Current installments of long-term debt	4,286	4,286
Accounts payable	8,654	10,962
Accrued expenses	6,348	5,701

Total current liabilities	19,288	22,699

Long-term debt, excluding current installments	18,214	20,357
Accrued retirement costs and other	10,811	10,803

Total liabilities	48,313	53,859

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series II Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,291 and 11,182 shares, respectively (excluding treasury shares of 1,085 and 1,048, respectively)	11,291	11,182
Additional capital in excess of par value	22,769	22,281
Accumulated other comprehensive loss	(11,645)	(11,679)
Retained earnings	61,215	52,623

Total shareholders’ equity	83,630	74,407

Total liabilities and shareholders’ equity	$131,943	$128,266

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Second Quarter		First Half
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$48,505	$55,599	$95,737	$105,829
Cost of sales	27,951	32,602	54,266	60,579

Gross profit	20,554	22,997	41,471	45,250
Selling, general and administrative expenses	11,930	12,415	22,921	23,295

Operating profit	8,624	10,582	18,550	21,955
Other income	242	88	465	175
Interest income	18	21	45	30
Interest expense	(193)	(210)	(396)	(474)

Earnings before income taxes	8,691	10,481	18,664	21,686
Income tax expense	3,390	4,130	7,229	8,445

Net earnings	$5,301	$6,351	$11,435	$13,241

Net earnings per common share
Basic	$0.47	$0.57	$1.01	$1.19

Diluted	$0.46	$0.56	$0.99	$1.17

Weighted average number of common shares outstanding
Basic	11,372	11,179	11,327	11,157

Diluted	11,564	11,364	11,526	11,335

Common shares outstanding at end of period	11,291	11,136	11,291	11,136

Cash dividends declared per common share	$0.17	$0.07	$0.25	$0.14

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Second Quarter		First Half
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net earnings	$5,301	$6,351	$11,435	$13,241

Other comprehensive income adjustments:
Reclassification for interest paid on interest rate contract	55	64	111	133
Income tax effect of interest paid on interest rate contract	(22)	(24)	(44)	(50)

Unrealized loss on interest rate contract	(4)	(38)	(55)	(338)
Income tax effect of unrealized loss on interest rate contract	2	15	22	127

Comprehensive income	$5,332	$6,368	$11,469	$13,113

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	First Half Fiscal 2013	First Half Fiscal 2012
	(unaudited)	(unaudited)
Operating activities:
Net earnings	$11,435	$13,241
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,341	1,541
Deferred income tax expense	205	140
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(286)	(72)
Stock-based compensation expense on equity awards	824	752
Change in customer return and program accruals	5,390	7,039
Changes in:
Accounts receivable, gross	(11,695)	(15,501)
Inventory	1,321	6,611
Prepaid expenses and other assets	(114)	(180)
Accounts payable	(2,268)	(4,007)
Accrued expenses	374	6,649
Accrued retirement costs and other	62	(499)

Net cash provided by operating activities	6,589	15,714

Investing activities:
Proceeds from the sale of short-term investments	19,199	12,982
Purchases of short-term investments	(10,899)	(23,116)
Purchases of property, plant and equipment	(482)	(1,323)

Net cash provided (used) by investing activities	7,818	(11,457)

Financing activities:
Borrowings from revolving bank facility	—	3,000
Payment of borrowings from revolving bank facility	—	(3,000)
Repayment of short-term notes payable	(1,750)	—
Principal repayment of long-term debt	(2,143)	(1,786)
Proceeds from stock options exercised	25	414
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	286	72
Dividends paid	(2,821)	(1,553)

Net cash used by financing activities	(6,403)	(2,853)

Net increase in cash and cash equivalents	8,004	1,404
Cash and cash equivalents at the beginning of the period	16,112	9,107

Cash and cash equivalents at the end of the period	$24,116	$10,511

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The financial information shown in the accompanying condensed consolidated balance sheet as of the end of fiscal 2012 is derived from the Company’s audited consolidated financial statements. Certain reclassifications have been made to the comparative 2012 condensed consolidated statement of cash flows in order to conform to the 2013 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s reporting period is a fifty-two-week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the second quarter and the first half of fiscal 2013 are not necessarily indicative of the annual results that may be expected for fiscal 2013. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data.” of Part II of the 2012 Form 10-K.

2. Fair Value of Financial Instruments

At December 29, 2012, as part of its cash management and investment program, the Company maintained a portfolio of $17,299 in short-term investments, comprised of $10,310 of marketable investment securities in the form of variable rate demand notes and $6,989 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and consist of commercial paper, which have individual maturity dates ranging from February 2013 to March 2013. Held-to-maturity debt securities are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

In addition, at December 29, 2012, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term-loan facility entered into by the Company in March 2011. See “Note 9—Derivative Instruments and Hedging Activities” below.

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

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that were required to be measured at fair value) at December 29, 2012:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$10,310	—	$10,310	—

Total	$10,310	—	$10,310	—

Liabilities:
Interest rate contract	$432	—	$432	—

Total	$432	—	$432	—

The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that were required to be measured at fair value) at June 30, 2012:

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

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

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

During the first quarter of fiscal 2013 and the first quarter of fiscal 2012, the Company granted performance-based RSUs to certain members of management. Each performance-based RSU is equivalent to one common share. The number of RSUs eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company at certain established minimum, target and maximum levels, for the fiscal year in which such performance-based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of units eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those units will be settled. The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered to the Company over the following two fiscal-year periods, with annual pro rata vesting and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled.

Performance-based RSUs will be settled through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on expected annual diluted earnings per share by the Company as projected at second quarter-end for fiscal 2013 and fiscal 2012, the number of total eligible performance-based RSUs was computed at 54,400 for fiscal 2013 and 73,560 for fiscal 2012, of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $14.88 and $10.51 for the fiscal 2013 and fiscal 2012 awards, respectively. Similarly, the fair value of the cash settlement award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award.

In addition, consistent with its employee compensation policy, the Company granted an aggregate of 18,500 and 23,550 time-based RSUs, to certain members of management during the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively, which vest in equal annual installments over three years.

Consistent with its non-employee directors compensation policy, the Company also awarded an aggregate of 18,700 and 20,370 unrestricted common shares with immediate vesting to the non-employee directors of R.G. Barry Corporation during the second quarter of fiscal 2013 and the second quarter of fiscal 2012, respectively. The fair value of these awards of common shares was $257 for the second quarter of fiscal 2013 and the second quarter of fiscal 2012, respectively. The fair value was based on the market price of the Company’s common shares at the date of grant of each award, and was included as part of the total stock-based compensation expense discussed in the following paragraph.

Under the provisions of FASB ASC 718, the Company recognized, as part of selling, general and administrative expenses, $635 and $984 of stock-based compensation expense for the second quarter and the first half of 2013, respectively. The Company recognized $613 and $873 of stock-based compensation expense for the second quarter and the first half of fiscal 2012, respectively.

The Company did not grant any stock options during the first half of fiscal 2013 or the first half of fiscal 2012, but has historically granted stock options at times to certain members of management and non-employee directors. Total compensation cost of stock options granted, but not yet vested as of December 29, 2012, was approximately $13, which will be recognized over a weighted-average period of approximately two years.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

(dollar amounts in thousands, except per share data)

During the second quarter of fiscal 2013 and the second quarter of fiscal 2012, the Company recognized gross excess tax benefits of $0 and $60, respectively. During the first half of fiscal 2013 and the first half of 2012, the Company recognized gross excess tax benefits of $286 and $72, respectively, as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.

Activity with respect to stock options for the first half of fiscal 2013 was as follows:

	Number of	Number of	Weighted-
	common shares	common shares	Average
	subject to ISOs	subject to NQs	exercise price
Outstanding at June 30, 2012	7,500	17,000	$7.12
Granted	—	—	—
Exercised	7,500	—	3.27
Expired/Cancelled	—	—	—

Outstanding at December 29, 2012	—	17,000	$8.82

Options exercisable at December 29, 2012	—	9,800

Activity with respect to time-based RSUs for the first half of fiscal 2013 was as follows:

	Number of Common shares Underlying RSUs	Grant Date Fair Value
Nonvested at June 30, 2012	324,900	$8.43
Granted	18,500	14.88
Vested	(102,200)	8.38
Forfeited/Cancelled	(14,500)	8.50

Nonvested at December 29, 2012	226,700	$10.56

Activity with respect to performance-based RSUs, with future settlement at vesting in common shares, for the first half of fiscal 2013 was as follows:

	Number of Common shares Underlying RSUs	Grant Date Fair Value
Nonvested at June 30, 2012	51,900	$10.51
Granted, estimated based on annual target diluted earnings per share	27,700	14.88
Vested	(17,300)	10.51
Forfeited/Cancelled	(1,400)	12.09

Nonvested at December 29, 2012	60,900	$12.46

During the first half of fiscal 2013 and the first half of fiscal 2012, an aggregate of 27,700 and 36,780, respectively, of performance-based RSUs with future settlement at vesting to be made in cash were granted and accounted for as cash settlement awards (based on expected diluted earnings per share by the Company for fiscal 2013 and fiscal 2012, respectively). The fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each reporting period based on the corresponding market price of a common share of the Company.

Total compensation cost of time-based and performance-based compensation awards not yet vested as of December 29, 2012 was as follows:

	Unrecognized Compensation Cost	Weighted-average period in years
Time-based RSU awards	$1,257	1-2
Performance-based RSU awards (accounted for as equity award)	331	2-3
Performance-based RSU awards (accounted for as cash settlement award)	532	2-3

The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the first half of fiscal 2013 and the first half of fiscal 2012 was $1,846 and $437, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

(dollar amounts in thousands, except per share data)

4. Accounts Receivable Reserves

Activity with respect to accounts receivable reserves for the first half of fiscal 2013 and the first half of fiscal 2012 were as follows:

	Fiscal 2013	Fiscal 2012
Accounts receivable reserves at the beginning of the fiscal year	$1,786	$3,522
Customer incentive, coop advertising and return allowance accruals	8,929	12,862
Deductions and other charges to reserves	(3,315)	(5,041)
Other adjustments to reserves	(224)	(692)

Accounts receivable reserves at the end of the first half of the fiscal year	$7,176	$10,651

Other adjustments to reserves in the table above reflected the difference between estimates made at the end of fiscal 2012 and fiscal 2011, respectively, and actual claims as processed during the subsequent first half of fiscal 2013 and the subsequent first half of fiscal 2012, respectively.

5. Inventories

Inventory by category consisted of the following:

	December 29, 2012	June 30, 2012
Raw materials	$1	$666
Finished goods	19,828	20,483

Total inventory	$19,829	$21,149

Inventory write-downs, recognized as a part of cost of sales, were $113 and $358 for the second quarter of fiscal 2013 and second quarter of fiscal 2012, respectively, and $326 and $396 for the first half of fiscal 2013 and the first half of fiscal 2012, respectively.

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

Purchased goodwill and intangible assets with indefinite lives, such as trade names, are not amortized, but instead are tested for impairment annually, during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. The Company adopted ASU 2011-8 and early adopted ASU 2012-2, and performed a one-step qualitative assessment for its annual impairment test evaluation during the second quarter of fiscal 2013 on goodwill and indefinite life intangible assets. In conducting the qualitative assessment, the Company considered relevant events and circumstances that affect the fair value or carrying amount of a reporting unit and indefinite life intangible assets. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considered the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit and indefinite life intangible assets’ fair value with its carrying amount. The Company placed more weight on the events and circumstances that most affect a reporting unit and indefinite life intangible assets’ fair value or the carrying amount of its net assets. The Company considered positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit and indefinite life intangible assets are less than its carrying amount. The Company also considered recent valuations of its reporting units and indefinite life intangible assets, including the difference between the most recent fair value estimate and the carrying amount. These factors were all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. If management had concluded that further testing was required, the Company would have performed a quantitative valuation to estimate the fair value of its reporting units and indefinite life intangible assets.

There were no goodwill or intangible assets impairment indicators identified during the first half of fiscal 2013 or during the first half of fiscal 2012.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

(dollar amounts in thousands, except per share data)

Other intangible assets included the following:

	December 29, 2012
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(3,046)	$12,554
Trademarks, patents and fees	5 years	733	(622)	111

Total intangible assets subject to amortization		$16,333	$(3,668)	$12,665

	June 30, 2012
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(2,198)	$13,402
Trademarks, patents and fees	5 years	728	(600)	128

Total intangible assets subject to amortization		$16,328	$(2,798)	$13,530

The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $435 and $427 in the second quarter of fiscal 2013 and the second quarter of fiscal 2012, respectively. For the first half of 2013 and the first half of fiscal 2012, the Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $871 and $866, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

7. Accrued expenses

Accrued expenses consisted of the following:

	December 29, 2012	June 30, 2012
Salaries and wages	$1,973	$3,308
Income taxes	2,815	357
Other taxes	116	147
Current pension liabilities	585	585
Other	859	1,304

Total accrued expenses	$6,348	$5,701

8. Income Taxes

Income tax expense for the second quarter and first half of fiscal 2013 and the second quarter and first half of fiscal 2012 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in fiscal 2013 and fiscal 2012, respectively, to earnings before income taxes as a result of the following:

	Second Quarter		First Half
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Computed “expected” tax expense	$3,041	$3,668	$6,532	$7,590
State income tax expense, net of federal income tax benefit	347	391	744	814
Other, net	2	71	(47)	41

Total expense	$3,390	$4,130	$7,229	$8,445

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

(dollar amounts in thousands, except per share data)

Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2013 could be materially different from the forecasted rate as of the end of the second quarter of fiscal 2013.

Income tax expense for the second quarter and first half of fiscal 2013 and the second quarter and first half of fiscal 2012 was estimated based on projected annual income, discrete tax adjustments and annual tax rates for the respective tax jurisdictions applicable to the Company. Income tax expense as reported had an income tax rate of 38.7% for fiscal 2013 and of 38.9% for fiscal 2012.

FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the first half of fiscal 2013, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the first half of fiscal 2013 or at the end of fiscal 2012.

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

The Company is exposed to counter-party credit risk on any derivative instrument. Accordingly, as part of its risk management policy, the Company maintains strict counter-party credit guidelines and enters into any derivative instrument only with a major financial institution. The Company does not have significant exposure to any counterparty and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note 2—Fair Value of Financial Instruments” for additional information regarding the fair value of the derivative instrument.

The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheet at December 29, 2012 and June 30, 2012:

		Liability Derivative at Fair Value
	Balance Sheet Location	December 29, 2012	June 30, 2012
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$176	$186
	Accrued retirement costs and other	241	286

		$417	$472

Cash Flow Hedges

The following table summarizes the pre-tax loss recognized in other comprehensive income (“OCI”) and the pre-tax loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during each of the second quarter and first half of fiscal 2013 and the second quarter and first half of fiscal 2012.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

(dollar amounts in thousands, except per share data)

	Gross Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) and Excluded from Effectiveness Testing	Loss (Ineffective Portion) and Excluded from Effectiveness Testing
For the second quarter of fiscal 2013:
Interest rate contract	$4	Interest expense	$55	Interest expense	$—
For the first half of fiscal 2013:
Interest rate contract	$55	Interest expense	$111	Interest expense	$—

For the second quarter of fiscal 2012:
Interest rate contract	$38	Interest expense	$64	Interest expense	$—
For the first half of fiscal 2012:
Interest rate contract	$338	Interest expense	$133	Interest expense	$—

The estimated net amount of the loss in accumulated OCI at December 29, 2012 expected to be reclassified into the consolidated statement of income within the next twelve months is $176.

10. Employee Retirement Plans

The Company expects to make payments in the aggregate of $1,611 during fiscal 2013 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans (collectively, “SRP”). In the first half of fiscal 2013, contributions of $507 were made into the ARP and payments of $328 were made to participants in the SRP.

The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Second Quarter		First Half
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Service cost	$—	$—	$—	$—
Interest cost	434	505	868	1,011
Expected return on plan assets	(450)	(481)	(900)	(962)
Net amortization	450	348	900	695

Total pension expense	$434	$372	$868	$744

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

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

(dollar amounts in thousands, except per share data)

The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Second Quarter		First Half
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Numerator:
Net earnings	$5,301	$6,351	$11,435	$13,241

Denominator:
Weighted-average common shares outstanding	11,372	11,179	11,327	11,157
Effect of dilutive securities: stock options and RSUs	192	185	199	177

Weighted-average common shares outstanding, assuming dilution	11,564	11,364	11,526	11,334

Basic net earnings per common share	$0.47	$0.57	$1.01	$1.19

Diluted net earnings per common share	$0.46	$0.56	$0.99	$1.17

The Company did not exclude any stock options from the calculation of diluted net earnings per common share for the second quarter of fiscal 2013. The Company excluded stock options to purchase five thousand common shares from the calculation of diluted net earnings per common share for the second quarter of fiscal 2012 due to the anti-dilutive nature of these stock options measured using the average market price of the underlying common shares.

12. Changes in Equity

The following table provides a summary of the changes in total equity for the first half of fiscal 2013:

	Common shares	Additional capital in excess of par value	Accumulated other comprehensive loss	Retained earnings	Net Shareholders’ Equity
Balance at June 30, 2012	$11,182	$22,281	$(11,679)	$52,623	$74,407
Net earnings	—	—	—	11,435	11,435
Stock-based compensation expense	—	567	—	—	567
Stock-based compensation tax benefit realized	—	286	—	—	286
Other comprehensive income on interest rate contract, net of tax of $22	—	—	34	—	34
Restricted stock units vested and stock options exercised	109	(365)	—	—	(256)
Dividends declared at $0.25 per common share	—	—	—	(2,843)	(2,843)

Balance at December 29, 2012	$11,291	$22,769	$(11,645)	$61,215	$83,630

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

The Company operates with a reporting structure which included a separate Business Unit President for each operating unit, with each Business Unit President reporting to the Chief Executive Officer (“CEO”) of R.G. Barry Corporation. Each Business Unit President has financial performance responsibility for the operating unit.

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

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

(dollar amounts in thousands, except per share data)

Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily include areas such as the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as expense areas including annual accrued incentive, stock compensation, pension, professional fees and similar corporate expenses. Segment operating profit, as reported below, is based on the same definition of operating profit as described in the paragraph immediately above.

Second Quarter Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$39,493	$9,012	$—	$48,505
Gross profit	15,668	4,886	—	20,554
Operating profit	9,814	1,572	(2,762)	8,624

First Half Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$77,764	$17,973	$—	$95,737
Gross profit	31,510	9,961	—	41,471
Operating profit	20,654	3,373	(5,477)	18,550

Second Quarter Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$47,905	$7,694	$—	$55,599
Gross profit	18,457	4,540	—	22,997
Operating profit	12,316	1,588	(3,322)	10,582

First Half Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$90,080	$15,749	$	$105,829
Gross profit	36,101	9,149	—	45,250
Operating profit	24,711	3,378	(6,134)	21,955

As of December 29, 2012	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$50,376	$51,730	$29,837	$131,943

As of June 30, 2012	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$39,573	$50,402	$38,291	$128,266

Unallocated corporate assets were comprised of corporate assets including building, software, furniture and equipment, investments, deferred tax assets, cash surrender assets associated with insurance policies and other nominal intangible or deposit type assets held by the Company. Changes between Footwear segment and unallocated corporate assets from the end of fiscal 2012 to the end of the first half of fiscal 2013 reflected the seasonal nature of the business and related working capital requirements in that period.

14. Related Party Transactions

Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (the “chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of two years following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies at the end of the first half of fiscal 2013 was $2,849, which is included in other assets in the condensed consolidated balance sheets.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Second Quarter/First Half of Fiscal 2013 and the Second Quarter/First Half of Fiscal 2012

(dollar amounts in thousands, except per share data)

Effective in March 2004 and continuing through a portion of the second quarter of fiscal 2013, the Company had borrowed $1,750 against the cash surrender value of one of these policies, which was included in short-term notes payable at June 30, 2012 on the accompanying condensed consolidated balance sheet. The full amount of the short-term note payable was repaid during the second quarter of fiscal 2013.

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

16. Recently Issued Accounting Standards

In August 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This amended accounting guidance as issued is intended to simplify how an entity is to test goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The two-step quantitative goodwill impairment test is required if, based on its qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted the updated accounting guidance for the annual impairment test performed during the second quarter of fiscal 2013, which did not have an impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), which deferred the effective date for applying ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, in respect of certain provisions relating to the presentation of separate line items on the income statement for reclassifications of items out of accumulated other comprehensive income into income, in order for the FASB to further evaluate this change in standard before implementation. The deferral is temporary and other provisions of ASU 2011-05 were effective for the Company beginning July 1, 2012.

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

In July 2012, the FASB issued ASU 2012-2, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired and then determine whether it should perform a quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company early adopted this change for the annual impairment test during the second quarter of fiscal 2013, which did not have an impact on the Company’s financial statements.

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

The Company operates with a reporting structure including a separate Business Unit President for each operating unit, with each Business Unit President reporting to the Chief Executive Officer (CEO) of R.G. Barry Corporation. Each Business Unit President has financial performance responsibility for the operating unit.

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

Our Footwear and Accessories segment results reported below for the second quarter and first half of fiscal 2013 and the second quarter and first half of fiscal 2012 have been presented based on this reporting approach.

All comments made herein relative to period over period comparisons refer to results reported for the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, or the first half of fiscal 2013 as compared to the first half of fiscal 2012.

Consolidated Results of Operations

Listed below are excerpts from our condensed consolidated statements of income for the second quarter of fiscal 2013 and of fiscal 2012:

(all amounts are in 000’s)	Second Quarter Fiscal 2013	% of Net Sales	Second Quarter Fiscal 2012	% of Net Sales	Increase (Decrease)
Net sales	$48,505	100.0	$55,599	100.0	$(7,094)
Gross profit	20,554	42.4	22,997	41.4	(2,443)
Selling, general and administrative expense	11,930	24.6	12,415	22.3	(485)
Operating profit	8,624	17.8	10,582	19.0	(1,958)
Other income	242	0.5	88	0.2	154
Interest income	18	0.0	21	0.0	(3)
Interest expense	(193)	(0.4)	(210)	(0.4)	(17)
Earnings before income taxes	8,691	17.9	10,481	18.9	(1,790)
Income tax expense	3,390	7.0	4,130	7.4	(740)
Net earnings	5,301	10.9	6,351	11.4	(1,050)

Consolidated net sales decreased by 12.8%, reflecting a decrease in net sales in the Footwear segment offset in part by an increase in net sales in the Accessories segment. The decrease in shipments in the Footwear segment of $8.4 million or 17.6% was primarily associated with customers in the department store, off-price customer and mass merchandising channels. Quarter-over-quarter shipments in the Accessories segment increased by $1.3 million, or 17.1%, primarily reflecting increased shipments to off-price, international, mass merchandising and department store customer channels offset by decreased shipments in the catalog/dot com, televised retailer and other customer channels.

Consolidated gross profit dollars decreased by 10.6% and gross profit as a percentage of net sales expanded by 100 basis points. The decrease in gross profit dollars was primarily the net result of lower sales volume noted above; the expansion in gross profit as a percentage of sales reflected the effect of segment, customer and product mix in sales during the period.

Consolidated SGA expense decreased by 3.9%, with the net decrease primarily including lower incentive expense accruals, higher expense associated with our Accessories segment businesses and net lower expenses from a broad range of areas.

Consolidated other income reflected higher levels of royalty income associated with our current licensing agreements; consolidated interest expense was relatively flat.

The effective tax rates for the second quarter of fiscal 2013 and the second quarter of fiscal 2012 were 39.0% and 39.4%, respectively.

Based on the results of operations noted above, we reported consolidated net earnings of $5.3 million or $0.46 per diluted common share for the second quarter of fiscal 2013 and consolidated net earnings of $6.4 million or $0.56 per diluted common share for the second quarter of fiscal 2012.

Listed below are excerpts from our condensed consolidated statements of income for the first half of fiscal 2013 and of fiscal 2012:

(all amounts are in 000’s)	First Half Fiscal 2013	% of Net Sales	First Half Fiscal 2012	% of Net Sales	Increase (Decrease)
Net sales	$95,737	100.0	$105,829	100.0	$(10,092)
Gross profit	41,471	43.3	45,250	42.8	(3,779)
Selling, general and administrative expense	22,921	23.9	23,295	22.0	(374)
Operating profit	18,550	19.4	21,955	20.7	(3,405)
Other income	465	0.5	175	0.2	290
Interest income	45	0.0	30	0.0	15
Interest expense	(396)	(0.4)	(474)	(0.4)	(78)
Earnings before income taxes	18,664	19.5	21,686	20.5	(3,022)
Income tax expense	7,229	7.6	8,445	8.0	(1,216)
Net earnings	11,435	11.9	13,241	12.5	(1,806)

Consolidated net sales decreased by 9.5%, reflecting a decrease in net sales in the Footwear segment offset in part by an increase in net sales in the Accessories segment. The decrease in shipments in the Footwear segment of $12.3 or 13.7% million was primarily associated with customers in the department store, mass merchandising, warehouse club and off-price customer channels, offset in part by an increase in shipments with customers in the catalog/dot com and international channels. Shipments in the Accessories segment increased by $2.2 million, or 14.1%, reflecting increased net shipments to customers in off-price, international, mass merchandising and department store customer channels offset by decreased shipments in the catalog/dot com, televised retailer and other customer channels.

Consolidated gross profit dollars decreased by 8.4% and gross profit as a percentage of net sales expanded by 50 basis points. The decrease in gross profit dollars was primarily due to the lower sales volume noted above; the expansion in gross profit as a percentage of sales primarily reflected the effect of segment, customer and product mix in sales during the period.

Consolidated SGA expense decreased by 1.6%, with the net decrease primarily including lower bonus incentive expense accruals and other net lower expense from a broad range of Footwear segment and corporate areas offset in part by higher expense associated with our Accessories segment businesses as discussed below.

Consolidated other income reflected higher levels of royalty income associated with our current licensing agreements; consolidated interest expense was relatively flat.

The tax rates for the first half of fiscal 2013 and the first half of fiscal 2012 were 38.7% and 38.9%, respectively.

Based on the results of operations noted above, we reported consolidated net earnings of $11.4 million or $0.99 per diluted common share for the first half of fiscal 2013 and consolidated net earnings of $13.2 million or $1.17 per diluted common share for the first half of fiscal 2012.

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

Selected financial results for the second quarter of fiscal 2013 and of fiscal 2012 were:

(all amounts are in 000’s)	Second Quarter Fiscal 2013	% of Net Sales	Second Quarter Fiscal 2012	% of Net Sales	Decrease
Net sales	$39,493	100.0	$47,905	100.0	$(8,412)
Gross profit	15,668	39.7	18,457	38.5	(2,789)
Operating profit	9,813	24.8	12,316	25.7	(2,503)

Net sales decreased by 17.6% with the decrease shown primarily in shipments to customers in the department store, mass merchandising and off-price customer channels.

Gross profit dollars decreased by 15.1% and gross profit as a percentage of net sales expanded by 120 basis points. The quarter-over-quarter decrease in gross profit dollars reflected the impact of decreased shipment volumes; the increase in gross profit as a percentage of sales was due to the relative mix of shipments and related margin to customers in various channels.

Operating profit decreased by $2.5 million, reflecting the net impact of the decrease in gross profit noted above offset in part by a decrease in SGA expenses reported in a broad range of expense areas.

Selected financial results for the first half of fiscal 2013 and of fiscal 2012 were:

(all amounts are in 000’s)	First Half Fiscal 2013	% of Net Sales	First Half Fiscal 2012	% of Net Sales	Decrease
Net sales	$77,764	100.0	$90,080	100.0	$(12,316)
Gross profit	31,510	40.5	36,101	40.1	(4,591)
Operating profit	20,654	26.6	24,711	27.4	(4,057)

Net sales decreased by 13.7% in the Footwear segment with the decrease shown primarily in shipments to customers in the department store, mass merchandising, warehouse club channels and off-price customer channels, offset in part by an increase in shipments to customers in the catalog/dot com and televised retailer channels.

Gross profit dollars decreased by 12.7% and gross profit as a percentage of net sales increased by 40 basis points. The decrease in gross profit dollars reflected primarily the impact of decreased shipment volumes noted above; the expansion in gross profit as a percentage of sales was due to the relative mix of shipments and related margin to customers in various channels.

Operating profit decreased by $4.1 million, reflecting the impact of the decrease in gross profit noted above offset in part by a decrease in SGA expenses in a broad range of areas.

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

Selected financial results for the second quarter of fiscal 2013 and of fiscal 2012 were:

(all amounts in 000’s)	Second Quarter Fiscal 2013	% of Net Sales	Second Quarter Fiscal 2012	% of Net Sales	Increase (Decrease)
Net sales	$9,012	100.0	$7,694	100.0	$1,318
Gross profit	4,886	54.2	4,540	59.0	346
Operating profit	1,572	17.4	1,588	20.6	(16)

Net sales increased quarter over quarter by 17.1% with increased shipments to customers in both existing and new channels, with most of the net growth primarily reported in shipments to a variety of customer channels including off-price, international, mass merchandising and department store, offset by decreased shipments in the catalog/dot com, televised retailer and other customer channels.

Gross profit dollars increased by 7.6% and gross profit as a percentage of net sales contracted by 480 basis points. The increase in gross profit dollars reflected the increased shipment volumes noted above. The decrease in gross profit as a percentage of sales reflected primarily the relative mix of shipments (and related margins) to customers in various channels.

Operating profit was relatively flat with increased gross profit substantially offset by increased SGA spending. Increased spending primarily reflected higher shipping expenses associated with the increase in volume referenced above as well as higher marketing and selling expenses incurred, which were in line with our long-term strategic growth goals for this segment.

Selected financial results for the first half of fiscal 2013 and of fiscal 2012 were:

(all amounts in 000’s)	First Half Fiscal 2013	% of Net Sales	First Half Fiscal 2012	% of Net Sales	Increase (Decrease)
Net sales	$17,973	100.0	$15,749	100.0	$2,224
Gross profit	9,961	55.4	9,149	58.1	812
Operating profit	3,373	18.8	3,378	21.4	(5)

Net sales increased period over period by 14.1% with increased shipments to customers in both existing and new channels, with most of the net growth in shipments seen in off-price, international, mass merchandising and department store customer channels, offset by decreased shipments in the catalog/dot com, televised retailer and other customer channels.

Gross profit dollars increased by 8.9% and gross profit as a percentage of net sales contracted by 270 basis points. The increase in gross profit dollars reflected the increased shipment volumes noted above. The decrease in gross profit as a percentage of sales reflected primarily the relative mix of shipments (and related margins) to customers in various channels.

Operating profit was relatively flat with increased gross profit substantially offset by increased SGA spending. Increased spending primarily reflected higher shipping expenses associated with the increase in volume referenced above as well higher marketing and selling expenses incurred, which were in line with our long-term strategic growth goals for this segment.

Results of Operations – Unallocated Corporate Expenses

Consistent with our internal reporting structure, certain corporate expenses deemed applicable to the Company as a whole were not allocated to any business segment. Such costs included those associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as such expense areas as annual accrued bonus incentive, stock compensation, pension charges, professional fees and similar corporate expenses. These unallocated costs are shown below:

(all amounts are in 000’s)	Fiscal 2013	Fiscal 2012	Decrease
Second Quarter	$2,761	$3,322	$561
First Half	5,477	6,134	657

The decrease in unallocated expense primarily reflected lower accrued incentive bonus expense applicable to individuals working in all areas of the Company, offset by increased expenses from a broad range of other areas.

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

Liquidity and Capital Resources

Our only source of revenue and a primary source of cash flow comes from our operating activities, in addition to funds available through our Revolving Credit Facility, as described further below in the section captioned “Credit Agreement”, subject to its terms. When cash inflows are less than cash outflows, we have access to funds under our Revolving Credit Facility. In addition, we can and have obtained bank borrowings specific to business acquisitions. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flows from operations and borrowings under our current or additional credit facilities.

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

Cash and cash equivalents on hand were approximately $24.1 million at December 29, 2012, compared to $10.5 million at December 31, 2011 and $16.1 million at June 30, 2012. Short-term investments were approximately $17.3 million at December 29, 2012, $25.7 million at December 31, 2011 and $25.6 million at June 30, 2012.

At December 29, 2012, as part of its cash management and investment program, the Company maintained a portfolio of $17,299 in short-term investments, comprised of $10,310 of marketable investment securities in the form of variable rate demand notes and $6,989 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and consist of commercial paper, which have individual maturity dates ranging from February 2013 to March 2013. Held-to-maturity debt securities are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Operating Activities

Our operations provided approximately $6.6 million and $15.7 million of cash during first half of fiscal 2013 and the first half of fiscal 2012, respectively, based primarily on the seasonality of our Footwear segment business. The operating cash flows primarily reflected the impact of timing in our Footwear and Accessories segment shipments and inventory purchased, as well as the timing of collections and customer deductions in accounts receivable, payments for inventory purchases and relative incentive bonus and income tax accruals and payments.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 4.3:1 at December 29, 2012, 3.9:1 at December 31, 2011 and 3.5:1 at June 30, 2012. The difference in this ratio from December 29, 2012 to December 31, 2011 reflected primarily the effect of incremental earnings over the intervening twelve-month period.

We anticipate that we will continue to fund our operations and meet our debt obligations in the future primarily by using cash generated from operations.

Changes in the primary components of our working capital accounts for the first half of fiscal 2013 and the first half of fiscal 2012, respectively, were as follows:

•

The increases in accounts receivable of $11.7 million and $15.5 million, respectively, reflected primarily seasonal Footwear segment and increased Accessories segment shipments during the second quarter as compared to the same period of fiscal 2012; and the relative timing of customer collections and deductions.

•	Net inventories decreased by $1.3 million and $6.6 million, respectively, in line with the seasonal nature of the Footwear segment business.

•

Accounts payable decreased by $2.3 million and $4.0 million, respectively. These changes were due primarily to the timing of purchases, payment for and shipments of finished goods inventory in our Footwear segment and in line with the seasonal nature of that business.

•

Accrued expenses increased by $374 thousand and $6.6 million, respectively. Changes in the period reflect the impact of annual incentive expense and income tax expense accruals during the period, with normally an offsetting impact from the payment of annual incentive bonuses accrued at the end of the preceding fiscal year. The difference in relative change in fiscal 2013 compared to the same period in fiscal 2012 was due primarily to the absence of any incentive bonus payment during the first half of fiscal 2012 and comparative income tax accruals made during the respective periods.

Investing Activities

Our investing activities provided $7.8 million in cash during the first half of fiscal 2013 and used $11.5 million in cash during the first half of fiscal 2012. This net activity primarily reflected the net effect from the sale and purchase of investments during the respective periods. In addition, we reported capital expenditures of $482 thousand and $1.3 million during the first half of fiscal 2013 and the first half of fiscal 2012, respectively.

Financing Activities

Financing activities during the first half of fiscal 2013 and the first half of fiscal 2012 used $6.4 million and $2.9 million in cash, respectively, primarily reflecting the principal repayment of long-term debt. In addition, during the first half of fiscal 2013, we repaid the approximately $1.8 million outstanding balance on our short-term note. In the first half of fiscal 2012, we also obtained and repaid $3 million in revolving credit to finance our then seasonal working capital requirements for the Footwear segment.

2013 Liquidity

We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Revolving Credit Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2013.

Credit Agreement

Under the terms of a bank facility (“Bank Facility”) entered into in March 2011, The Huntington National Bank (“Huntington”) is obligated to advance funds to us for a period of three years under a revolving credit facility (“Revolving Credit Facility”). We may have outstanding indebtedness of up to $5 million under the Revolving Credit Facility from January through June of each calendar year and up to $10 million from July through December of each calendar year. The availability under the Revolving Credit Facility includes a $1.5 million sub-facility for letters of credit. Under the terms of the Bank Facility, we may request that Huntington increase the Revolving Credit Facility by an amount of up to $5 million. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, the Company pays a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, and paid a one-time $25 thousand facility fee in connection with the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must not have any outstanding borrowings for at least 30 consecutive days commencing on July 1 and continuing through June 30 of the following year. There was no outstanding balance on the Revolving Credit Facility at December 29, 2012 and no borrowings under this Revolving Credit Facility occurred during the first half of fiscal 2013.

Under the terms of the Bank Facility, Huntington also provided us $30 million under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15 million on March 1, 2011 and the remaining $15 million on March 31, 2011. We began paying monthly principal payments in the amount of $357 thousand, together with accrued interest, on April 1, 2011, with the then remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate on the Term Loan Facility is a rate equal to LIBOR plus 1.85%. In conjunction with the Bank Facility, we entered into an interest rate contract that provides for a fixed interest rate of 3.94% on a notional amount of 50% of the outstanding principal balance of the term loan.

We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility; this fee is being amortized over the term of the loan. The applicable interest rate on the Term Loan Facility at December 29, 2012 was 2.06%, assuming a 30-day LIBOR rate of 0.21% on that date.

Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated quarterly beginning with the fiscal quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At December 29, 2012, we were in compliance with all these financial covenants.

Other Long-Term Indebtedness and Current Installments of Long-Term Debt

At December 29, 2012, we reported $4.3 million as the current portion of long-term debt. The term loan under the Term Loan Facility has a seven-year amortization schedule, and we are obligated to make interest and principal payments over the five-year term of the loan, with a final payment for the balance remaining due at the end of the five-year term.

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

Contractual Obligations

There have been no material changes to “Contractual Obligations” since the end of fiscal 2012, other than routine payments and obligations under the Bank Facility. For more detail on our contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources – Other Matters Impacting Liquidity and Capital Resources – Contractual Obligations” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2012 Form 10-K.

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

In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the second quarter and first half of fiscal 2013, we recognized reserve adjustments that increased our earnings before income tax by $60 thousand and $224 thousand, respectively, primarily related to our Footwear segment customer incentive reserves of $1.1 million established at June 30, 2012. During the second quarter and first half of fiscal 2012, we recognized reserve adjustments that increased our earnings before income tax by $489 thousand and $692 thousand, respectively, related to our Footwear segment customer incentive reserves of $2.2 million established at July 2, 2011.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the first half of fiscal 2013 or during the first half of fiscal 2012.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the first half of fiscal 2013 and the first half of fiscal 2012, there were no significant write-downs to inventory recorded.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the first half of fiscal 2013 or at the end of the first half of fiscal 2012 at the Federal, state or local tax levels.

d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year, and we monitor these assumptions over the course of the fiscal year.

e)	We review the carrying value of our long-lived assets including property, plant and equipment and intangible assets with finite useful lives for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. There were no impairment indicators present during the first half of fiscal 2013.

Goodwill and intangible assets with indefinite lives, such as trade names, are not amortized, but instead are tested for impairment annually, during the Company’s second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. Application of goodwill impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. We test goodwill at the reporting level. The goodwill impairment test consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit’s respective carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the fair value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment charge in the consolidated statements of operations. This impairment testing can consist of either a qualitative approach to evaluate impairment where no significant changes in key assumptions are deemed to have occurred since the performance of the last quantitative analysis or through performance of a full quantitative analysis.

The Company adopted ASU 2011-8 and early adopted ASU 2012-2, and performed a one-step qualitative assessment for its annual impairment test evaluation during the second quarter of fiscal 2013 on goodwill and indefinite life intangible assets. In conducting the qualitative assessment, the Company considered relevant events and circumstances that affect the fair value or carrying amount of a reporting unit and indefinite life intangible assets. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considered the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit and indefinite life intangible assets’ fair value with its carrying amount. The Company placed more weight on the events and circumstances that most affect a reporting unit and indefinite life intangible assets’ fair value or the carrying amount of its net assets. The Company considered positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit and indefinite life intangible assets are less than its carrying amount. The Company also considered recent valuations of its reporting units and indefinite life intangible assets, including the difference between the most recent fair value estimate and the carrying amount. These factors were all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. If management had concluded that further testing was required, the Company would have performed a quantitative valuation to estimate the fair value of its reporting units and indefinite life intangible assets.

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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments — Foreign Currency

During fiscal 2012 and through the first half of fiscal 2013, substantially all of our sales and all of our purchases were denominated in U.S. dollars, and accordingly, we did not have any foreign currency risk.

Market Risk Sensitive Instruments — Interest Rates

Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At December 29, 2012, we had $22.5 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% for fifty percent of the loan balance and an interest rate equal to LIBOR plus 1.85% applies to the remainder of the loan balance under the Term Loan Facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended December 29, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) Not applicable

(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended December 29, 2012. R.G. Barry Corporation does not currently have in effect a publicly-announced repurchase plan or program.

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

R.G. BARRY CORPORATION
Registrant

Date: February 6, 2013	By:	/s/ José G. Ibarra
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

#— Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at December 29, 2012 and June 30, 2012;

(ii)	Condensed Consolidated Statements of Income for the second quarter and first half of fiscal 2013 and the second quarter and first half of fiscal 2012;

(iii)	Condensed Consolidated Statements of Comprehensive Income for the second quarter and first half of fiscal 2013 and the second quarter and first half of fiscal 2012;

(iv)	Condensed Consolidated Statements of Cash Flows for the first half of fiscal 2013 and the first half of fiscal 2012; and

(v)	Notes to Condensed Consolidated Financial Statements for the second quarter and first half of fiscal 2013 and the second quarter and first half of fiscal 2012

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