Form 10-Q
period 2013-03-30
BARRY R G CORP /OH/
filed 2013-05-08
CIK 749872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Common Shares, $1 Par Value, Outstanding as of May 8, 2013 – 11,290,894

Index to Exhibits at page 33

R.G. BARRY CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Third Quarter of Fiscal 2013

(Period Ended March 30, 2013)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; our ability to secure and protect trademarks and other intellectual property; our ability to implement new enterprise resource information systems; a failure in or a breach of our operational or security systems or infrastructure, or those of our third-party suppliers and other service providers, including as a result of cyber-attacks; the unexpected loss of any of the skills and experience provided by our senior officers; our ability to successfully integrate any new business acquisitions; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2012 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.

Definitions

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

Third quarter of fiscal 2013	13 weeks ended March 30, 2013
Third quarter of fiscal 2012	13 weeks ended March 31, 2012

Nine-month period of fiscal 2013	39 weeks ended March 30, 2013
Nine-month period of fiscal 2012	39 weeks ended March 31, 2012

Fiscal 2013	52 weeks ending June 29, 2013
Fiscal 2012	52 weeks ended June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 30, 2013	June 30, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$31,446	$16,112
Short-term investments	13,307	25,599
Accounts receivable:
Trade (less allowances of $5,612 and $1,786, respectively)	15,531	13,011
Other	155	165
Inventory	17,291	21,149
Deferred tax assets – current	2,188	2,190
Prepaid expenses	671	674

Total current assets	80,589	78,900

Property, plant and equipment, at cost	12,953	12,238
Less accumulated depreciation and amortization	8,862	8,052

Net property, plant and equipment	4,091	4,186

Deferred tax assets – noncurrent	3,605	4,043
Goodwill	15,622	15,510
Trade names, indefinite life	9,200	9,200
Other intangible assets (net of accumulated amortization of $4,111 and $2,798, respectively)	12,563	13,530
Other assets	3,065	2,897

Total assets	$128,735	$128,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term notes payable	$—	$1,750
Current installments of long-term debt	4,286	4,286
Accounts payable	3,950	10,962
Accrued expenses	7,099	5,701

Total current liabilities	15,335	22,699

Long-term debt, excluding current installments	17,143	20,357
Accrued retirement costs and other	10,807	10,803

Total liabilities	43,285	53,859

Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series II Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,291 and 11,182 shares, respectively (excluding treasury shares of 1,085 and 1,048, respectively)	11,291	11,182
Additional capital in excess of par value	23,020	22,281
Accumulated other comprehensive loss	(11,616)	(11,679)
Retained earnings	62,755	52,623

Total shareholders’ equity	85,450	74,407

Total liabilities and shareholders’ equity	$128,735	$128,266

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Third Quarter		Nine-month period
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$25,803	$25,114	$121,540	$130,943
Cost of sales	13,951	13,921	68,217	74,501

Gross profit	11,852	11,193	53,323	56,442
Selling, general and administrative expenses	9,573	9,855	32,493	33,150

Operating profit	2,279	1,338	20,830	23,292
Other income	357	221	821	396
Interest income	35	53	79	83
Interest expense	(166)	(214)	(562)	(687)

Earnings before income taxes	2,505	1,398	21,168	23,084
Income tax expense	964	564	8,193	9,009

Net earnings	$1,541	$834	$12,975	$14,075

Net earnings per common share
Basic	$0.14	$0.07	$1.14	$1.26

Diluted	$0.13	$0.07	$1.13	$1.24

Weighted average number of common shares outstanding
Basic	11,377	11,245	11,344	11,187

Diluted	11,532	11,444	11,510	11,388

Common shares outstanding at end of period	11,291	11,182	11,291	11,182

Cash dividends declared per common share	$—	$0.08	$0.25	$0.22

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Third Quarter		Nine-month period
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net earnings	$1,541	$834	$12,975	$14,075
Other comprehensive income adjustments:
Reclassification for interest paid on interest rate contract	51	59	162	192
Income tax effect of interest paid on interest rate contract	(19)	(23)	(63)	(73)
Unrealized loss on interest rate contract	(5)	(38)	(60)	(376)
Income tax effect of unrealized loss on interest rate contract	2	14	24	141

Comprehensive income	$1,570	$846	$13,038	$13,959

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine-month period Fiscal 2013	Nine-month period Fiscal 2012
	(unaudited)	(unaudited)
Operating activities:
Net earnings	$12,975	$14,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,090	2,254
Deferred income tax expense	398	330
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(286)	(113)
Stock-based compensation expense on equity awards	1,075	1,028
Change in customer return and program accruals	3,827	3,507
Changes in:
Accounts receivable, gross	(6,018)	(6,591)
Inventory	4,515	8,502
Prepaid expenses and other assets	(341)	34
Accounts payable	(6,890)	(6,856)
Accrued expenses	(110)	6,113
Accrued retirement costs and other	109	(590)

Net cash provided by operating activities	11,344	21,693

Investing activities:
Proceeds from the sale of short-term investments	26,188	22,287
Purchases of short-term investments	(13,896)	(33,716)
Purchases of property, plant and equipment	(828)	(1,699)

Net cash provided (used) by investing activities	11,464	(13,128)

Financing activities:
Borrowings from revolving bank facility	—	3,000
Payment of borrowings from revolving bank facility	—	(3,000)
Repayment of short-term notes payable	(1,750)	—
Principal repayment of long-term debt	(3,214)	(2,857)
Proceeds from stock options exercised	25	704
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	286	113
Dividends paid	(2,821)	(2,448)

Net cash used by financing activities	(7,474)	(4,488)

Net increase in cash and cash equivalents	15,334	4,077
Cash and cash equivalents at the beginning of the period	16,112	9,107

Cash and cash equivalents at the end of the period	$31,446	$13,184

Supplemental disclosures of cash flow information:
Noncash investing activities:
Business acquisition completed during the period, but not paid for in the period	$1,236	$—

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

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

The Company’s reporting period is a fifty-two-week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the third quarter and the nine-month period of fiscal 2013 are not necessarily indicative of the annual results that may be expected for fiscal 2013. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data.” of Part II of the 2012 Form 10-K.

2.	Fair Value of Financial Instruments

At March 30, 2013, as part of its cash management and investment program, the Company maintained a portfolio of $13,307 in short-term investments, comprised of $10,310 of marketable investment securities in the form of variable rate demand notes and $2,997 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and consisted of a single commercial paper investment with a maturity date of June 2013. Held-to-maturity debt securities are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

In addition, at March 30, 2013, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term-loan facility entered into by the Company in March 2011. See “Note 9—Derivative Instruments and Hedging Activities” below.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

(dollar amounts in thousands, except per share data)

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Cash, cash equivalents, short-term investments, accounts receivable, short-term notes payable, accounts payable and accrued expenses, as reported in the condensed consolidated financial statements, approximate their respective fair values because of the short-term nature of those instruments. The fair value of the Company’s long-term debt is based on the present value of expected cash flows, considering expected maturity and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value.

The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that were required to be measured at fair value) at March 30, 2013:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$10,310	—	$10,310	—

Total	$10,310	—	$10,310	—

Liabilities:
Interest rate contract	$370	—	$370	—

Total	$370	—	$370	—

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

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

During the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012, the Company granted performance-based RSUs to certain members of management. Each performance-based RSU is equivalent to one common share. The number of RSUs eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company relative to certain established minimum, target and maximum levels, for the fiscal year in which such performance-based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of units eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those units will be settled. The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered to the Company over the following two fiscal-year periods, with annual pro rata vesting and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled.

Performance-based RSUs will be settled through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on expected annual diluted earnings per share by the Company as projected at third quarter-end for fiscal 2013 and fiscal 2012, the number of total eligible performance-based RSUs was computed at 57,800 for fiscal 2013 and 81,400 for fiscal 2012, of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $14.48 and $10.51 for the fiscal 2013 and fiscal 2012 awards, respectively. Similarly, the fair value of the cash settlement award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award.

In addition, consistent with its employee compensation policy, the Company granted an aggregate of 19,100 and 23,550 time-based RSUs, to certain members of management during the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012, respectively, which vest in equal annual installments over three years.

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

Under the provisions of FASB ASC 718, the Company recognized, as part of selling, general and administrative expenses, $310 and $1,297 of stock-based compensation expense for the third quarter and the nine-month period of 2013, respectively. The Company recognized $318 and $1,191 of stock-based compensation expense for the third quarter and the nine-month period of fiscal 2012, respectively.

The Company did not grant any stock options during the nine-month period of fiscal 2013 or the nine-month period of fiscal 2012, but has historically granted stock options at times to certain members of management and non-employee directors. Total compensation cost of stock options granted, but not yet vested as of March 30, 2013, was approximately $10, which will be recognized over a weighted-average period of approximately two years.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

(dollar amounts in thousands, except per share data)

During the third quarter of fiscal 2013 and the third quarter of fiscal 2012, the Company recognized gross excess tax benefits of $0 and $41, respectively. During the nine-month period of fiscal 2013 and the nine-month period of 2012, the Company recognized gross excess tax benefits of $286 and $113, respectively, as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.

Activity with respect to stock options for the nine-month period of fiscal 2013 was as follows:

	Number of common shares subject to ISOs	Number of common shares subject to NQs	Weighted- Average exercise price
Outstanding at June 30, 2012	7,500	17,000	$7.12
Granted	—	—	—
Exercised	7,500	—	3.27
Expired/Cancelled	—	—	—

Outstanding at March 30, 2013	—	17,000	$8.82

Options exercisable at March 30, 2013	—	10,500

Activity with respect to time-based RSUs for the nine-month period of fiscal 2013 was as follows:

	Number of common shares underlying RSUs	Grant Date Fair Value
Nonvested at June 30, 2012	324,900	$8.43
Granted	19,100	14.77
Vested	(102,200)	8.38
Forfeited/Cancelled	(14,500)	8.50

Nonvested at March 30, 2013	227,300	$10.56

Activity with respect to performance-based RSUs, with future settlement at vesting in common shares, for the nine-month period of fiscal 2013 was as follows:

	Number of Common shares Underlying RSUs	Grant Date Fair Value
Nonvested at June 30, 2012	51,900	$10.51
Granted, estimated based on annual target diluted earnings per share	28,900	14.74
Vested	(17,300)	10.51
Forfeited/Cancelled	(1,400)	12.09

Nonvested at March 30, 2013	62,100	$12.44

During the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012, an aggregate of 28,900 and 40,700, respectively, of performance-based RSUs with future settlement at vesting to be made in cash were granted and accounted for as cash settlement awards (based on expected diluted earnings per share by the Company for fiscal 2013 and fiscal 2012, respectively). The fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each reporting period based on the corresponding market price of a common share of the Company.

Total compensation cost of time-based and performance-based compensation awards not yet vested as of March 30, 2013 was as follows:

	Unrecognized Compensation Cost	Weighted-average period in years
Time-based RSU awards	$1,085	1-2
Performance-based RSU awards (accounted for as equity award)	273	2-3
Performance-based RSU awards (accounted for as cash settlement award)	492	2-3

The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012 was $1,846 and $780, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

(dollar amounts in thousands, except per share data)

4.	Accounts Receivable Reserves

Activity with respect to accounts receivable reserves for the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012 were as follows:

	Fiscal 2013	Fiscal 2012
Accounts receivable reserves at the beginning of the fiscal year	$1,786	$3,522
Customer incentive, coop advertising and return allowance accruals	9,782	15,008
Deductions and other charges to reserves	(5,771)	(10,828)
Other adjustments to reserves	(185)	(673)

Accounts receivable reserves at the end of the nine-month period of the fiscal year	$5,612	$7,029

Other adjustments to reserves in the table above reflected the difference between estimates made at the end of fiscal 2012 and fiscal 2011, respectively, and actual claims as processed during the subsequent nine-month period of fiscal 2013 and the subsequent nine-month period of fiscal 2012, respectively.

5.	Inventories

Inventory by category consisted of the following:

	March 30, 2013	June 30, 2012
Raw materials	$—	$666
Finished goods	17,291	20,483

Total inventory	$17,291	$21,149

Inventory write-downs, recognized as a part of cost of sales, were $91 and $161 for the third quarter of fiscal 2013 and third quarter of fiscal 2012, respectively, and $417 and $557 for the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012, respectively.

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

During the second quarter of fiscal 2013, the Company completed its annual impairment test of goodwill and intangible assets with indefinite lives, under the provisions FASB ASC 350 (as permitted by ASU 2011-8 and with early adoption of ASU 2012-2) under a one-step qualitative assessment for its annual impairment test evaluation during the second quarter of fiscal 2013. The estimated fair value of each reporting unit was deemed to exceed the reporting unit’s respective carrying value and there were no goodwill or intangible assets impairment indicators identified during the nine-month period of fiscal 2013.

Goodwill included the following:

Goodwill
Balance as of June 30, 2012	$15,510
Acquired during third quarter, fiscal 2013	112

Balance as of March 30, 2013	$15,622

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

(dollar amounts in thousands, except per share data)

Other intangible assets included the following:

	March 30, 2013
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,700	$(3,470)	$12,230
Trademarks, patents, rights and fees	5 years	974	(641)	333

Total intangible assets subject to amortization		$16,674	$(4,111)	$12,563

	June 30, 2012
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(2,198)	$13,402
Trademarks, patents, rights and fees	5 years	728	(600)	128

Total intangible assets subject to amortization		$16,328	$(2,798)	$13,530

The Company recognized aggregate customer relationships and trademarks, patents, rights and fees amortization expense of $442 and $433 in the third quarter of fiscal 2013 and the third quarter of fiscal 2012, respectively. For the nine-month period of 2013 and the nine-month period of fiscal 2012, the Company recognized aggregate customer relationships and trademarks, patents, rights and fees amortization expense of $1,313 and $1,299, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

7.	Accrued expenses

Accrued expenses consisted of the following:

	March 30, 2013	June 30, 2012
Salaries and wages	$1,939	$3,308
Income taxes	2,009	357
Other taxes	83	147
Current pension liabilities	585	585
Acquisition related liability	1,236	—
Other	1,247	1,304

Total accrued expenses	$7,099	$5,701

The $1,236 acquisition related liability at March 30, 2013 was related to consideration paid subsequent to the end of the third quarter of fiscal 2013 for the acquisition of certain assets of Moseylife Company Limited (“Mosey”), a privately-owned Hong Kong-based developer and marketer of handbags, on March 29, 2013. Refer to “Note 13—“Acquisitions” for additional information regarding the Mosey acquisition.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

(dollar amounts in thousands, except per share data)

8.	Income Taxes

Income tax expense for the third quarter and nine-month period of fiscal 2013 and the third quarter and nine-month period of fiscal 2012 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in fiscal 2013 and fiscal 2012, respectively, to earnings before income taxes as a result of the following:

	Third Quarter		Nine-month period
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Computed “expected” tax expense	$877	$489	$7,409	$8,080
State income tax expense, net of federal income tax benefit	95	109	839	922
Other, net	(8)	(34)	(55)	7

Total expense	$964	$564	$8,193	$9,009

Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2013 could be materially different from the forecasted rate as of the end of the third quarter of fiscal 2013.

Income tax expense for the third quarter and nine-month period of fiscal 2013 and the third quarter and nine-month period of fiscal 2012 was estimated based on projected annual pre-tax income, discrete tax adjustments and annual tax rates for the respective tax jurisdictions applicable to the Company. Income tax expense as reported was computed using an income tax rate of 38.7% for fiscal 2013 and of 39.0% for fiscal 2012.

FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the nine-month period of fiscal 2013, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the nine-month period of fiscal 2013 or at the end of fiscal 2012.

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

The Company is exposed to counter-party credit risk on any derivative instrument. Accordingly, as part of its risk management policy, the Company maintains strict counter-party credit guidelines and enters into any derivative instrument only with a major financial institution. The Company does not have significant exposure to any counterparty, and management believes the risk of loss is remote and, in any event, would not be material.

Refer to “Note 2—Fair Value of Financial Instruments” for additional information regarding the fair value of the derivative instrument.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

(dollar amounts in thousands, except per share data)

The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheets at March 30, 2013 and June 30, 2012:

		Liability Derivative at Fair Value
	Balance Sheet Location	March 30, 2013	June 30, 2012
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$166	$186
	Accrued retirement costs and other	204	286

		$370	$472

Cash Flow Hedges

The following table summarizes the pre-tax loss recognized in other comprehensive income (“OCI”) and the pre-tax loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during each of the third quarter and nine-month period of fiscal 2013 and the third quarter and nine-month period of fiscal 2012.

	Gross Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) and Excluded from Effectiveness Testing	Loss (Ineffective Portion) and Excluded from Effectiveness Testing
For the third quarter of fiscal 2013:
Interest rate contract	$5	Interest expense	$51	Interest expense	$—
For the nine-month period of fiscal 2013:
Interest rate contract	$60	Interest expense	$162	Interest expense	$—
For the third quarter of fiscal 2012:
Interest rate contract	$38	Interest expense	$59	Interest expense	$—
For the nine-month period of fiscal 2012:
Interest rate contract	$376	Interest expense	$192	Interest expense	$—

The estimated net amount of the loss in accumulated OCI at March 30, 2013, expected to be reclassified into the consolidated statement of income within the next twelve months is $166.

10.	Employee Retirement Plans

The Company expects to make payments in the aggregate of $1,611 during fiscal 2013 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, nonqualified supplemental retirement plans (collectively, “SRP”). In the nine-month period of fiscal 2013, contributions of $718 were made into the ARP and payments of $493 were made to participants in the SRP.

The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Third Quarter		Nine-month period
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Service cost	$—	$—	$—	$—
Interest cost	434	505	1,302	1,517
Expected return on plan assets	(450)	(481)	(1,350)	(1,444)
Net amortization	450	348	1,350	1,043

Total pension expense	$434	$372	$1,302	$1,116

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

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

The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Third Quarter		Nine-month period
	Fiscal 2013	Fiscal 2012	Fiscal 2013	Fiscal 2012
Numerator:
Net earnings	$1,541	$834	$12,975	$14,075

Denominator:
Weighted-average common shares outstanding	11,377	11,245	11,344	11,187
Effect of dilutive securities: stock options and RSUs	155	199	166	201

Weighted-average common shares outstanding, assuming dilution	11,532	11,444	11,510	11,388

Basic net earnings per common share	$0.14	$0.07	$1.14	$1.26

Diluted net earnings per common share	$0.13	$0.07	$1.13	$1.24

The Company did not exclude any stock options from the calculation of diluted net earnings per common share for the third quarter or for the nine-month period of fiscal 2013 or for the third quarter of fiscal 2012. The Company excluded stock options to purchase three thousand common shares from the calculation of diluted net earnings per common share for the nine-month period of fiscal 2012 due to the anti-dilutive nature of these stock options measured using the average market price of the underlying common shares.

12.	Changes in Equity

The following table provides a summary of the changes in total equity for the nine-month period of fiscal 2013:

	Common shares	Additional capital in excess of par value	Accumulated other comprehensive loss	Retained earnings	Net Shareholders’ Equity
Balance at June 30, 2012	$11,182	$22,281	$(11,679)	$52,623	$74,407
Net earnings	—	—	—	12,975	12,975
Stock-based compensation expense	—	818	—	—	818
Stock-based compensation tax benefit realized	—	286	—	—	286
Other comprehensive income on interest rate contract, net of tax of $39	—	—	63	—	63
Restricted stock units vested and stock options exercised	109	(365)	—	—	(256)
Dividends declared at $0.25 per common share	—	—	—	(2,843)	(2,843)

Balance at March 30, 2013	$11,291	$23,020	$(11,616)	$62,755	$85,450

13.	Acquisitions

Acquisition of assets of Moseylife Company Limited

On March 29, 2013, the Company purchased selected assets including accounts receivable, finished goods inventory, trade names and various other assets and incurred an obligation to pay $1,236 in cash in its acquisition of the business assets of Mosey. This obligation was subsequently paid in April 2013. These business assets are managed and reported within the Company’s Baggallini reporting unit as part of the Accessories segment. The product lines, customer bases and core values of the Company and this acquired business have numerous synergies. As a result, this acquisition is expected to be an integral part of the Company’s long-range vision and strategic growth plans for its Accessories segment.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

(dollar amounts in thousands, except per share data)

The goodwill of $112 arising from this acquisition consists of the value of synergies and economies of scale expected from combining the operations of the Company and Mosey. All of the goodwill was assigned to the Company’s Accessories segment and will be deductible for income tax purposes.

The following table summarizes the consideration paid for certain assets of Mosey and the amounts of the assets acquired and liabilities recognized at the acquisition date.

At March 29, 2013

Fair value of total consideration -acquisition related liability	$1,236

Acquisition-related cost (included in selling, general and administrative expenses in the Company’s condensed consolidated statement of income for third quarter and the nine-month period ended March 30, 2013)	$75

Recognized amounts of assets acquired:
Accounts receivable	$320
Inventory	656
Fixed assets, primarily computer equipment	10
Identifiable intangible assets	138
Goodwill	112

$1,236

Mosey’s net sales and net earnings were not significant in respect of the Company’s condensed consolidated statement of income for the third quarter and the nine-month reporting period ended March 30, 2013. Any pro forma net sales and net earnings of the combined entity, had the acquisition date been July 1, 2012, or July 3, 2011, were likewise not significant to any combined view of pro forma Company condensed consolidated statements of income for the nine-month periods ended March 30, 2013 and March 31, 2012, respectively.

14.	Segment Reporting

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

The Company operates with a reporting structure that included a separate Business Unit President for each operating unit, with each Business Unit President reporting to the Chief Executive Officer (“CEO”) of R.G. Barry Corporation. Each Business Unit President has financial performance responsibility for the operating unit.

While many selling, general and administrative (“SGA”) expenses are directly attributable to each operating unit, certain corporate support expenses are incurred and assigned to the respective operating units based on estimated usage of Company services. Operating profit as measured for each segment includes sales, cost of sales, and direct and allocated SGA expenses. This segment measure of operating profit or loss, as defined, is the primary indicator of financial performance used by management.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

(dollar amounts in thousands, except per share data)

Third Quarter Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$16,401	$9,402	$—	$25,803
Gross profit	6,555	5,297	—	11,852
Operating profit	2,490	2,073	(2,284)	2,279

Nine-month period Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$94,164	$27,376	$—	$121,540
Gross profit	38,065	15,258	—	53,323
Operating profit	23,138	5,447	(7,755)	20,830

Third Quarter Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$17,099	$8,015	$—	$25,114
Gross profit	6,729	4,464	—	11,193
Operating profit	2,368	1,436	(2,466)	1,338

Nine-month period Fiscal 2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$107,179	$23,764	$—	$130,943
Gross profit	42,829	13,613	—	56,442
Operating profit	26,981	4,807	(8,496)	23,292

As of March 30, 2013	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$48,877	$54,118	$25,740	$128,735

As of June 30, 2012	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$39,573	$50,402	$38,291	$128,266

Unallocated corporate assets were comprised of corporate assets including building, software, furniture and equipment, investments, deferred tax assets, cash surrender assets associated with insurance policies and other nominal intangible or deposit type assets held by the Company. Changes between Footwear segment and unallocated corporate assets from the end of fiscal 2012 to the end of the nine-month period of fiscal 2013 reflected the seasonal nature of the business and related working capital requirements in that period.

15.    Related Party Transactions

Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (the “chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of two years following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies at the end of the nine-month period of fiscal 2013 was $2,956, which is included in other assets in the condensed consolidated balance sheets.

Effective in March 2004 and continuing through a portion of the second quarter of fiscal 2013, the Company had borrowed $1,750 against the cash surrender value of one of these policies, which was included in short-term notes payable at June 30, 2012 on the accompanying condensed consolidated balance sheet. The short-term note payable was repaid in full during the second quarter of fiscal 2013.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

for the Third Quarter and Nine-month period of Fiscal 2013 and the Third Quarter and Nine-month period of Fiscal 2012

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Subsequently in January 2013, the FASB issued 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The initial update requires additional disclosures about offsetting and related arrangements on assets and liabilities to enable users of financial statements to understand the effect of such arrangements on an entity’s financial position as reported. The subsequent update provides additional implementation issue guidance on the scope of ASU 2011-11. Both amendments are effective for fiscal 2014, and adoption of this standard change will only affect the footnote disclosures within consolidated financial statements. Once adopted, these disclosure provisions will apply retrospectively for all comparative periods presented.

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

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted principles to be reclassified in its entirety in the same reporting period to net income. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Since this update addresses only financial reporting disclosures, the Company does not expect it to have a direct impact on the Company’s financial statements.

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

Our Company and principal subsidiaries, Foot Petals, Inc. and Baggallini, Inc., are engaged in designing, sourcing, marketing and distributing footwear; foot and shoe care products; and hand bags, tote bags and other travel accessories. We operate with three operating segments, two of which are aggregated into a single reportable segment. The two reportable segments include: (1) Footwear that encompasses primarily slippers, sandals, hybrid and active fashion footwear; and (2) Accessories products including foot and shoe care products, handbags, tote bags and other travel accessories. Our products are sold predominantly in North America in accessory sections of department stores, chain stores, warehouse clubs, specialty stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution. On March 29, 2013, the Company acquired the business assets of Moseylife Company Limited, a privately-owned Hong Kong-based developer and marketer of handbags; the operations of this business and related assets will be managed and included within our Baggallini reporting unit within the Accessories products segment.

The Company operates with a reporting structure including a separate Business Unit President for each operating unit, with each Business Unit President reporting to the Chief Executive Officer (CEO) of R.G. Barry Corporation. Each Business Unit President has financial performance responsibility for the operating unit.

Under this reporting structure, the operating profit or loss measure for an operating unit includes sales, cost of sales, and direct and allocated SGA expenses from certain corporate support areas for which expenses incurred are allocated to each operating unit based on estimated usage of Company services. Other corporate expenses are deemed applicable to the Company as a whole and are not allocated to any specific business segment. Such expenses include costs associated with the Company’s corporate and governance functions, including the CEO, Chief Financial Officer and Board of Directors, as well as such expense areas as annual accrued incentive, stock compensation, pension, professional fees and similar corporate expenses.

Our Footwear and Accessories segment results reported below for the third quarter and nine-month period of fiscal 2013 and the third quarter and nine-month period of fiscal 2012 have been presented based on this reporting approach.

All comments made herein relative to period over period comparisons refer to results reported for the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, or the nine-month period of fiscal 2013 as compared to the nine-month period of fiscal 2012.

Consolidated Results of Operations

Listed below are excerpts from our condensed consolidated statements of income for the third quarter of fiscal 2013 and of fiscal 2012:

(all amounts are in 000’s)	Third Quarter Fiscal 2013	% of Net Sales	Third Quarter Fiscal 2012	% of Net Sales	Increase (Decrease)
Net sales	$25,803	100.0	$25,114	100.0	$689
Gross profit	11,852	45.9	11,193	44.6	659
Selling, general and administrative expense	9,573	37.1	9,855	39.2	(282)
Operating profit	2,279	8.8	1,338	5.4	941
Other income	357	1.4	221	0.9	136
Interest income	35	0.1	53	0.2	(18)
Interest expense	(166)	(0.6)	(214)	(0.9)	(48)
Earnings before income taxes	2,505	9.7	1,398	5.6	1,107
Income tax expense	964	3.7	564	2.2	400
Net earnings	1,541	6.0	834	3.4	707

Consolidated net sales increased by 2.7%, reflecting a decrease in net sales in the Footwear segment which were more than offset by an increase in net sales in the Accessories segment. The decrease in shipments in the Footwear segment of $698 thousand or 4.1% was primarily associated with customers in the off-price customer and mass merchandising channels. Quarter-over-quarter shipments in the Accessories segment increased by $1.4 million, or 17.3%, primarily reflecting increased shipments to mass merchandising, department store and international customer channels, offset by decreased shipments in the off-price and other customer channels.

Consolidated gross profit dollars increased by 5.9% and gross profit as a percentage of net sales expanded by 130 basis points. The increase in gross profit dollars was primarily the result of the higher sales volume noted above and higher gross profit as a percentage of sales, which reflected the impact of segment, customer and product mix in sales during the period, including the effect of discontinuation of lower-margin licensed footwear sales.

Consolidated SGA expense decreased by 2.9%, with the net decrease primarily stemming from lower bonus incentive expense accruals and other net lower expense reported from a broad range of Footwear segment and corporate areas, offset in part by higher expense associated with our Accessories segment businesses as discussed below.

Consolidated other income reflected higher levels of royalty income associated with our current licensing agreements; consolidated interest expense was nominally lower.

The effective tax rates for the third quarter of fiscal 2013 and the third quarter of fiscal 2012 were 38.5% and 40.3%, respectively.

Based on the results of operations noted above, we reported consolidated net earnings of $1.5 million or $0.13 per diluted common share for the third quarter of fiscal 2013 and consolidated net earnings of $834 thousand or $0.07 per diluted common share for the third quarter of fiscal 2012.

Listed below are excerpts from our condensed consolidated statements of income for the nine-month period of fiscal 2013 and of fiscal 2012:

(all amounts are in 000’s)	Nine-month period Fiscal 2013	% of Net Sales	Nine-month period Fiscal 2012	% of Net Sales	Increase (Decrease)
Net sales	$121,540	100.0	$130,943	100.0	$(9,403)
Gross profit	53,323	43.9	56,442	43.1	(3,119)
Selling, general and administrative expense	32,493	26.7	33,150	25.3	(657)
Operating profit	20,830	17.1	23,292	17.8	(2,462)
Other income	821	0.7	396	0.3	425
Interest income	79	0.1	83	0.1	(4)
Interest expense	(562)	(0.5)	(687)	(0.5)	(125)
Earnings before income taxes	21,168	17.4	23,084	17.6	(1,916)
Income tax expense	8,193	6.7	9,009	6.9	(816)
Net earnings	12,975	10.7	14,075	10.7	(1,100)

Consolidated net sales decreased by 7.2%, reflecting a decrease in net sales in the Footwear segment offset in part by an increase in net sales in the Accessories segment. The decrease in shipments in the Footwear segment of $13.0 million or 12.1% was primarily associated with customers in the department store, mass merchandising, warehouse club and off-price customer channels, offset in part by an increase in shipments with customers in the catalog/dot com and international channels. Shipments in the Accessories segment increased by $3.6 million, or 15.2%, reflecting increased net shipments to customers in off-price, international, mass merchandising and department store customer channels, offset by decreased shipments in the catalog/dot com, televised retailer and other customer channels.

Consolidated gross profit dollars decreased by 5.5% but gross profit as a percentage of net sales expanded by 80 basis points. The decrease in gross profit dollars was primarily due to the lower sales volume noted above; the expansion in gross profit as a percentage of sales primarily reflected the effect of segment, customer and product mix in sales during the period including discontinuation of lower margin licensed footwear sales.

Consolidated SGA expense decreased by 2.0%, with the net decrease primarily including lower bonus incentive expense accruals and other net lower expense reported from a broad range of Footwear segment and corporate areas, offset in part by higher expense associated with our Accessories segment businesses as discussed below.

Consolidated other income reflected higher levels of royalty income associated with our current licensing agreements; consolidated interest expense was nominally lower.

The tax rates for the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012 were 38.7% and 39.0%, respectively.

Based on the results of operations noted above, we reported consolidated net earnings of $13.0 million or $1.13 per diluted common share for the nine-month period of fiscal 2013 and consolidated net earnings of $14.1 million or $1.24 per diluted common share for the nine-month period of fiscal 2012.

Results of Operations - Footwear segment

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

Selected financial results for the third quarter of fiscal 2013 and of fiscal 2012 were:

(all amounts are in 000’s)	Third Quarter Fiscal 2013	% of Net Sales	Third Quarter Fiscal 2012	% of Net Sales	(Decrease)/ Increase
Net sales	$16,401	100.0	$17,099	100.0	$(698)
Gross profit	6,555	40.0	6,729	39.4	(174)
Operating profit	2,490	15.2	2,368	13.8	122

Net sales decreased by 4.1% with the decrease shown primarily in shipments to customers in the mass merchandising and off-price customer channels.

Gross profit dollars decreased by 2.6% but gross profit as a percentage of net sales expanded by 60 basis points. The quarter-over-quarter decrease in gross profit dollars reflected the impact of decreased shipment volumes; the increase in gross profit as a percentage of sales was due to the relative mix of shipments and related margin to customers in various channels, including discontinuation of lower-margin licensed footwear sales.

Operating profit increased by 5.2%, reflecting the net impact of the decrease in SGA expenses reported in broad areas of this segment, which more than offset the decrease in gross profit noted above.

Selected financial results for the nine-month period of fiscal 2013 and of fiscal 2012 were:

(all amounts are in 000’s)	Nine-month period Fiscal 2013	% of Net Sales	Nine-month period Fiscal 2012	% of Net Sales	Decrease
Net sales	$94,164	100.0	$107,179	100.0	$(13,015)
Gross profit	38,065	40.4	42,829	40.0	(4,764)
Operating profit	23,138	24.6	26,981	25.2	(3,843)

Net sales decreased by 12.1%, with the decrease shown primarily in shipments to customers in the department store, mass merchandising, warehouse club channels and off-price customer channels, offset in part by an increase in shipments to customers in the catalog/dot com and televised retailer channels.

Gross profit dollars decreased by 11.1% but gross profit as a percentage of net sales increased by 40 basis points. The decrease in gross profit dollars reflected primarily the impact of decreased shipment volumes noted above; the expansion in gross profit as a percentage of sales was due to the relative mix of shipments and related margin to customers in various channels.

Operating profit decreased by 14.2%, reflecting the net effect of the decrease in gross profit noted above partially offset by a decrease in SGA expenses in a broad range of areas.

Results of Operations - Accessories segment

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

Selected financial results for the third quarter of fiscal 2013 and of fiscal 2012 were:

(all amounts in 000’s)	Third Quarter Fiscal 2013	% of Net Sales	Third Quarter Fiscal 2012	% of Net Sales	Increase
Net sales	$9,402	100.0	$8,015	100.0	$1,387
Gross profit	5,297	56.3	4,464	55.7	833
Operating profit	2,073	22.0	1,436	17.9	637

Net sales increased quarter over quarter by 17.3% with most of the net growth primarily reported in shipments to a variety of customer channels, including mass merchandising, department store and international, offset by decreased shipments in the off-price and other customer channels.

Gross profit dollars increased by 18.7% and gross profit as a percentage of net sales increased by 60 basis points. The increase in gross profit dollars primarily reflected the increased shipment volumes noted above; the expansion in gross profit as a percentage of sales reflected primarily the relative mix of shipments and related margins to customers in various channels.

Operating profit increased by 44.4%, reflecting the impact of higher gross profit as noted above offset in part by SGA expenses that did not increase proportionately with the increase in shipment volumes during the period.

Selected financial results for the nine-month period of fiscal 2013 and of fiscal 2012 were:

(all amounts in 000’s)	Nine-month period Fiscal 2013	% of Net Sales	Nine-month period Fiscal 2012	% of Net Sales	Increase
Net sales	$27,376	100.0	$23,764	100.0	$3,612
Gross profit	15,258	55.7	13,613	57.2	1,645
Operating profit	5,447	20.0	4,807	20.2	640

Net sales increased period over period by 15.2% with most of the net growth in shipments reported in off-price, international, mass merchandising and department store customer channels, offset by decreased shipments in the catalog/dot com, televised retailer and other customer channels.

Gross profit dollars increased by 12.1% but gross profit as a percentage of net sales contracted by 150 basis points. The increase in gross profit dollars reflected the increased shipment volumes noted above; the decrease in gross profit as a percentage of sales reflected primarily the relative mix of shipments and related margins to customers in various channels.

Operating profit increased by 13.3%, reflecting the benefit of higher gross profit dollars offset in part by increased SGA spending driven by the increase in shipment volumes referenced above and increased marketing and selling expenses.

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

(all amounts are in 000’s)	Fiscal 2013	Fiscal 2012	Decrease
Third Quarter	$2,284	$2,466	$182
Nine-month period	7,755	8,496	741

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

Our liquidity requirements arise from the funding of our working capital needs, which include primarily inventory; operating expenses, accounts receivable, funding of capital expenditures, business acquisitions, payment of cash dividends and income tax and repayment of our indebtedness. Generally, most of our product purchases from third-party manufacturers are acquired on an open- account basis, and to a significantly lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our Revolving Credit Facility at the time of shipment of the products and reduce the amount available under that facility when issued.

Cash and cash equivalents on hand were approximately $31.4 million at March 30, 2013, compared to $13.2 million at March 31, 2012 and $16.1 million at June 30, 2012. Short-term investments were approximately $13.3 million at March 30, 2013, $27.0 million at March 31, 2012 and $25.6 million at June 30, 2012.

At March 30, 2013, as part of its cash management and investment program, the Company maintained a portfolio of $13.3 million in short-term investments, comprised of $10.3 million of marketable investment securities in the form of variable rate demand notes and $3.0 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and consisted of a single commercial paper investment, which had a maturity date of June 2013. Held-to-maturity debt securities are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Operating Activities

Our operations provided approximately $11.3 million and $21.7 million of cash during nine-month period of fiscal 2013 and the nine-month period of fiscal 2012, respectively, based primarily on the seasonality of our Footwear segment business. The operating cash flows primarily resulted from the impact of timing in our Footwear and Accessories segment shipments and inventory purchased, as well as the timing of collections and customer deductions in accounts receivable, payments for inventory purchases and incentive bonus and income tax accruals and payments.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 5.3:1 at March 30, 2013, 4.4:1 at March 31, 2012 and 3.5:1 at June 30, 2012. The difference in this ratio from March 30, 2013 to March 31, 2012 reflected primarily the effect of incremental earnings over the intervening twelve-month period.

We anticipate that we will continue to fund our operations and meet our debt obligations in the future primarily by using cash generated from operations.

Changes in the primary components of our working capital accounts for the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012, respectively, were as follows:

•

The increases in accounts receivable of $6.0 million and $6.6 million, respectively, reflected timing associated from both of our reporting segments shipments as well as relative timing of customer collections and deductions;

•

Net inventories decreased by $4.5 million and $8.5 million, respectively, in line with the seasonal nature of the Footwear segment business, and the timing of purchases in support of that segment’s fall season shipments related to each of the respective fiscal years;

•

Accounts payable decreased by $6.9 million and $6.9 million, respectively. These changes were due primarily to the timing of purchases and payment for and shipments of finished goods inventory in our Footwear and Accessories segments;

•

Accrued expenses decreased by $110 thousand and increased by $6.1 million, respectively. Changes in the nine-month period in fiscal 2013 reflect the impact of annual incentive expense and income tax expense accruals during the period, with normally an offsetting impact from the payment of annual incentive bonuses accrued at the end of the preceding fiscal year. The difference in relative change in fiscal 2013 compared to the same period in fiscal 2012 was due primarily to the absence of any incentive bonus payment during the nine-month period of fiscal 2012 and comparative income tax accruals made during the respective periods.

Investing Activities

Our investing activities provided $11.5 million in cash during the nine-month period of fiscal 2013 and used $13.1 million in cash during the nine-month period of fiscal 2012. These activities primarily reflected the net effect from the sale and purchase of investments during the respective periods. In addition, we reported capital expenditures of $828 thousand and $1.7 million during the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012, respectively.

Financing Activities

Financing activities during the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012 used $7.5 million and $4.5 million in cash, respectively, primarily reflecting the principal repayment of long-term debt and payment of dividends. In addition, during the nine-month period of fiscal 2013, we repaid the approximately $1.8 million outstanding balance on our short-term obligation. In the nine-month period of fiscal 2012, we also obtained and repaid $3.0 million in revolving credit to finance our then seasonal working capital requirements for the Footwear segment.

2013 Liquidity

We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Revolving Credit Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2013.

Credit Agreement

Under the terms of a bank facility (“Bank Facility”) entered into in March 2011, The Huntington National Bank (“Huntington”) is obligated to advance funds to us for a period of three years under a revolving credit facility (“Revolving Credit Facility”). We may have outstanding indebtedness of up to $5 million under the Revolving Credit Facility from January through June of each calendar year and up to $10 million from July through December of each calendar year. The availability under the Revolving Credit Facility includes a $1.5 million sub-facility for letters of credit. Under the terms of the Bank Facility, we may request that Huntington increase the Revolving Credit Facility by an amount of up to $5 million. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, the Company pays a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, and paid a one-time $25 thousand facility fee in connection with the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must not have any outstanding borrowings for at least 30 consecutive days commencing on July 1 and continuing through June 30 of the following year. There was no outstanding balance under the Revolving Credit Facility at March 30, 2013 and no borrowings under this Revolving Credit Facility occurred during the nine-month period of fiscal 2013.

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

We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility; this fee is being amortized over the term of the loan. The applicable interest rate on the Term Loan Facility at March 30, 2013 was 2.05%, assuming a 30-day LIBOR rate of 0.20% on that date.

Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated quarterly beginning with the fiscal quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At March 30, 2013, we were in compliance with all these financial covenants.

Other Long-Term Indebtedness and Current Installments of Long-Term Debt

At March 30, 2013, we reported $4.3 million as the current portion of long-term debt. The term loan under the Term Loan Facility has a seven-year amortization schedule, and we are obligated to make interest and principal payments over the five-year term of the loan, with a final payment for the balance remaining due at the end of the five-year term.

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

Contractual Obligations

The Company incurred a $1.2 million contractual obligation related to its purchase of the business assets of Moseylife Company Limited on March 29, 2013 and the related cash payments on this obligation were made subsequent to the end of the third quarter of fiscal 2013.

There have been no other material changes to “Contractual Obligations” since the end of fiscal 2012, other than routine payments and obligations under the Bank Facility. For more detail on our contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources – Other Matters Impacting Liquidity and Capital Resources – Contractual Obligations” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2012 Form 10-K.

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note (1) of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data.” of Part II of our 2012 Form 10-K.

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

In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the third quarter of fiscal 2013, we recognized reserve adjustments that decreased our earnings before income tax by $39 thousand and during the nine-month period of fiscal 2013, we recognized reserve adjustments that increased our earnings before income tax by $185 thousand, respectively, primarily related to our Footwear segment customer incentive reserves of $1.1 million established at June 30, 2012. During the third quarter of fiscal 2012, we recognized reserve adjustments that decreased our earnings before income tax by $16 thousand and during the nine-month period of fiscal 2012, we recognized reserve adjustments that increased our earnings before income tax by $673 thousand, respectively, related to our Footwear segment customer incentive reserves of $2.2 million established at July 2, 2011.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the nine-month period of fiscal 2013 or during the nine-month period of fiscal 2012.

b)	We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012, there were no significant write-downs to inventory recorded.

c)	We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the nine-month period of fiscal 2013 or at the end of the nine-month period of fiscal 2012 at the federal, state or local tax levels.

d)	We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year, and we monitor these assumptions over the course of the fiscal year.

e)	We review the carrying value of our long-lived assets including property, plant and equipment and intangible assets with finite useful lives for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. There were no impairment indicators present during the nine-month period of fiscal 2013.

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

The Company adopted ASU 2011-8 and early adopted ASU 2012-2, and performed a one-step qualitative assessment for its annual impairment test evaluation during the second quarter of fiscal 2013 on goodwill and indefinite life intangible assets. In conducting the qualitative assessment, the Company considered relevant events and circumstances that affect the fair value or carrying amount of a reporting unit and indefinite life intangible assets. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considered the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit and indefinite life intangible assets’ respective fair value with its carrying amount. The Company placed more weight on the events and circumstances that most affect a reporting unit and indefinite life intangible assets’ respective fair value or the carrying amount of its net assets. The Company considered positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit and indefinite life intangible assets are less than their respective carrying amounts. The Company also considered recent valuations of its reporting units and indefinite life intangible assets, including the difference between the most recent fair value estimate and the carrying amount. These factors were all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. If management had concluded that further testing was required, the Company would have performed a quantitative valuation to estimate the fair value of its reporting units and indefinite life intangible assets.

f)	There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data.” of Part II of our 2012 Form 10-K.

Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimates.

Recently Issued Accounting Standards

See “Note 17 - Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for any recently issued but not yet adopted accounting standards that could have a significant effect on the Company when they are implemented.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments — Foreign Currency

During fiscal 2012 and through the nine-month period of fiscal 2013, substantially all of our sales and all of our purchases were denominated in U.S. dollars, and accordingly, we did not have any foreign currency risk.

Market Risk Sensitive Instruments — Interest Rates

Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At March 30, 2013, we had $21.4 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% for fifty percent of the loan balance and an interest rate equal to LIBOR plus 1.85% applies to the remainder of the loan balance under the Term Loan Facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) Not applicable

(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended March 30, 2013. R.G. Barry Corporation does not currently have in effect a publicly-announced repurchase plan or program.

Item 3. Defaults Upon Senior Securities

(a), (b) Not Applicable

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits at page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION
Registrant

Date: May 8, 2013	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
(Duly Authorized Officer)

R.G. BARRY CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Location

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#—	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at March 30, 2013 and June 30, 2012;

(ii)	Condensed Consolidated Statements of Income for the third quarter and nine-month period of fiscal 2013 and the third quarter and nine-month period of fiscal 2012;

(iii)	Condensed Consolidated Statements of Comprehensive Income for the third quarter and nine-month period of fiscal 2013 and the third quarter and nine-month period of fiscal 2012;

(iv)	Condensed Consolidated Statements of Cash Flows for the nine-month period of fiscal 2013 and the nine-month period of fiscal 2012; and

(v)	Notes to Condensed Consolidated Financial Statements for the third quarter and nine-month period of fiscal 2013 and the third quarter and nine-month period of fiscal 2012

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