Form 10-K
period 2013-06-29
BARRY R G CORP /OH/
filed 2013-09-11
CIK 749872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-08769

R.G. BARRY CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio	31-4362899
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13405 Yarmouth Road N.W.
Pickerington, Ohio 43147	(614) 864-6400
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Par Value $1.00 per share	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

Series II Junior Participating Class A Preferred Shares, Par Value $1.00 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $144,920,786 based on the closing price per common share of $13.92 on The NASDAQ Global Market on December 28, 2012 (the last business day of the most recently completed second fiscal quarter). For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 11,418,837 common shares, $1.00 par value, as of September 11, 2013.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the 2013 Annual Meeting of Shareholders to be held on October 30, 2013, which definitive Proxy Statement will be filed not later than 120 days after June 29, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

R.G. BARRY CORPORATION

FISCAL 2013

ANNUAL REPORT on FORM 10-K

Exhibit 10.28

Exhibit 10.30

Exhibit 21.1

Exhibit 23.1

Exhibit 24.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

*	The information required to be disclosed under each Item is incorporated by reference from the Registrant’s definitive Proxy Statement to be furnished to shareholders of the Registrant in connection with the 2013 Annual Meeting of Shareholders to be held on October 30, 2013, which definitive Proxy Statement will be filed no later than 120 days after June 29, 2013.

FORWARD-LOOKING STATEMENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Some of the disclosures in this Annual Report on Form 10-K for the fiscal year ended June 29, 2013 (the “2013 Form 10-K”) contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; our ability to secure and protect trademarks and other intellectual property; our ability to implement new enterprise resource information systems; a failure in or a breach of our operational or security systems or infrastructure, or those of our third-party suppliers and other service providers, including as a result of cyber-attacks; the unexpected loss of any of the skills and experience of any of our senior officers; our ability to successfully integrate any business acquisitions; and our investment of excess cash in variable rate demand note securities and other short-term investments. You should read this 2013 Form 10-K carefully, because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this 2013 Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of this 2013 Form 10-K, give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in this “Safe Harbor” Statement or in “Item 1A. Risk Factors” of Part I of this 2013 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events. Any further disclosures in our filings with the SEC should also be considered.

DEFINITIONS

All references in this 2013 Form 10-K to “we”, “us”, “our”, and the “Company” refer to R.G. Barry Corporation, an Ohio corporation (the registrant) or, where appropriate, to R.G. Barry Corporation and its subsidiaries. The Company’s annual reporting period is either a fifty-two-week or fifty-three-week period (“fiscal year”) ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2014	52 weeks ending June 28, 2014
Fiscal 2013	52 weeks ended June 29, 2013
Fiscal 2012	52 weeks ended June 30, 2012
Fiscal 2011	52 weeks ended July 2, 2011

PART I

Item 1. Business

BUSINESS AND PRODUCTS

Overview

R.G. Barry Corporation develops consumer brands and markets consumer products in three areas of the retail accessories category. These products include: footwear, such as slippers and sandals; foot and shoe care products, such as cushioned insoles; and handbags, tote bags and travel items. Our products are primarily sold in North America by a broad cross-section of retailers of varying sizes and classifications.

Approximately 74% of the Company’s fiscal 2013 consolidated net sales was generated through the sale of accessories-type footwear, which has been the Company’s principal product line since our founding in 1947. The remaining consolidated net sales can principally be attributable to the Company’s newer, non-footwear accessories businesses.

R.G. Barry Corporation uses a flexible sourcing model for its operations. Approximately 70% of the costs and expenses related to product procurement and distribution are variable and expand and contract with our needs. Our products are primarily produced by contract manufacturers in the People’s Republic of China (“China”) with the exception of certain footwear products manufactured in Vietnam and certain foot and shoe care products manufactured in the United States of America (the “U.S.”). Most of our products are warehoused and shipped by third-party logistics providers located in the U.S.

During fiscal 2013, we formalized our initiatives to develop the international footprint of all Business Units through a combination of: (1) growth into new markets with our retailer customers who have existing international businesses; (2) strengthening of our existing international customer relationships; and (3) development of new foreign markets.

We are an Ohio corporation with executive offices located in a Company-owned facility at 13405 Yarmouth Road N.W., Pickerington, Ohio 43147. Our telephone number is 614.864.6400, and our corporate Internet website can be accessed at www.rgbarry.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this 2013 Form 10-K). We have been a public company since 1962. Our common shares are traded on The NASDAQ Global Market (“NASDAQ-GM”) under the trading symbol DFZ, which is meant to evoke the name of our flagship slipper brand, Dearfoams*.

Reporting Segments

Our business is divided into two reportable segments: the Footwear segment, which includes slippers and sandals; and the Accessories segment, which includes foot and shoe care products, handbags, tote bags and travel products. The segments currently are comprised of three individual Business Units: (1) footwear; (2) Foot Petals (foot and shoe care products); and (3) Baggallini (handbags, tote bags and travel products). These Business Units are organized around specific accessories product categories and trademarked brand names that we own. We think our trademarks have significant commercial value. In general, trademarks remain valid and enforceable as long as they are used in connection with our products and services and the required registration renewals are filed. We intend to continue the use of each of our trademarks and renew each registered trademark accordingly.

Our reporting segments were established using generally accepted aggregation criteria under which we analyzed each Business Unit’s products, brand names, distribution channels, customer bases, sourcing and production methods and anticipated performance. Our Foot Petals and Baggallini Business Units share similar qualitative and quantitative characteristics that lend themselves to aggregation and that differentiate them from our Footwear Business Unit. We believe that utilizing these reporting segments allows us to fairly represent our business and its financial results.

See additional information on operating results, as well as total assets for each of our reporting segments, in “Note (17)—Segment Reporting” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2013 Form 10-K.

Each Business Unit is managed by a Business Unit President, who reports to the Company’s President and Chief Executive Officer. Each Business Unit President is supported by a team of business professionals. In-house corporate administration, finance, human resources, information technology, logistics, creative services and brand strategy professionals (“shared services”) are used in varying degrees by all Business Unit Presidents. Shared sales offices and showrooms are maintained for all of our brands at 9 East 37th Street in New York City.

Many selling, general and administrative expenses (“SGA”) are charged directly to the individual Business Unit. Certain shared service expenses are incurred and allocated to the respective Business Unit based on estimated usage. Operating profit as measured for each segment includes sales, cost of sales, direct and allocated SGA expenses. This segment measure of operating profit or loss, as defined, is the primary indicator of internal financial performance used by management to evaluate the Business Unit.

Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific Business Unit. These unallocated expenses primarily include areas such as the Company’s corporate and governance functions, including the Chief Executive Officer, the Chief Financial Officer and the Board of Directors, as well as expense areas including annual accrued incentive bonus, incentive stock compensation, pension, professional fees and similar corporate expenses.

Footwear

Our Footwear segment is a component of the overall accessories category and a subset of the highly competitive footwear industry. According to independent industry research, annual retail sales of accessories footwear total in the neighborhood of $1 billion. The category includes slippers, sandals, hybrid and active fashion footwear and slipper socks. We believe that we are one of the world’s largest marketers of accessories footwear products, and as such, estimate that we sell about 30% of the slippers purchased at retail in the U.S. annually.

We have sold nearly 1.3 billion pairs of accessories footwear under various brand names since our founding in 1947. Today, Dearfoams* is our principal footwear brand. Since its introduction in 1958, Dearfoams* has, according to our proprietary consumer research, become one of the most-recognized brand names in accessories footwear in the U.S. In addition to Dearfoams*, our current footwear brand names include Angel Treads*, DF by Dearfoams*, DF Sport by Dearfoams*, Signature by Dearfoams* and Utopia by Dearfoams*.

Most competitors in this segment are either privately-owned sourcing companies, producing products under various licensed brand names, or retailers sourcing their own private label goods. Companies engaged in marketing apparel, traditional footwear and other goods also periodically sell accessories footwear items. While some of these competitors have significantly greater financial, distribution and marketing resources than we do, they traditionally have not committed the necessary assets to effectively compete long-term within the category. In addition, some retailers have from time-to-time sought to source their own accessories footwear products directly from overseas manufacturers. We believe that these attempts at self-sourcing have generally resulted in products of inferior quality that have ultimately failed to achieve the retailers’ desired performance metrics.

*	Denotes Company trademark registered in the United States Department Patent and Trademark Office

Quality, innovation and comfort in our products; price; value; service to our customers; category marketing and merchandising expertise; and reputation within the trade are the primary bases upon which we compete. Our extensive experience in this category and the benefits of scale gained as the category leader give us tremendous advantages over most competitors. We believe that we are the only accessories footwear resource capable of providing the consistently high level of comprehensive service, quality and support that is recognized as a hallmark of our wholesale footwear business.

We debut new footwear collections each spring and fall in conjunction with national retail accessory buying markets and other national trade events. We plan to continue the seasonal introduction of updated or new products in response to fashion changes, consumer taste preferences and changes in the demographic makeup of our consumer base.

Several basic footwear profiles are standard in all of our footwear brand lines. Many of these classic footwear silhouettes are in demand throughout the year. The most significant changes to our traditional products are made in response to broadly-accepted fashion trends and can include elements such as slight variations in design, internal constructions, outsoles, ornamentations, fabrics and colors.

We currently license certain footwear brand names we own to Olivet International, Inc. (“Olivet”). The five-year exclusive agreement entered in July 2010 gives Olivet sole right to develop and market a variety of sleepwear, active wear and accessories products bearing the Dearfoams*, DF by Dearfoams*, DF Sport by Dearfoams* and Utopia by Dearfoams* trademarks in North and South American markets. We receive quarterly royalty payments under this agreement.

Although international sales today represent less than 4% of our consolidated net sales, we view foreign markets as potential drivers of future growth. We currently sell footwear in Canada, Mexico, Israel Central America, and Asia.

Our footwear products are sold through many retail channels including mass merchandisers, national chain stores, warehouse clubs, mid-tier department stores, specialty and independent stores, discount stores and e-commerce and catalog retailers. We utilize a product segmentation strategy that allows us to differentiate product among retail channels by design, quality and retail price. Suggested retail prices for our footwear products range from approximately $7-to-$60 per pair, depending upon the style, retail channel and retailer mark-up. Independent research tells us that most buyers and consumers of our footwear are adult females.

We do not finance customers’ purchases beyond granting traditional payment terms at the time shipments to the retailers are made. We do grant limited return privileges and allowances to fund advertising and in-season promotional activities to certain footwear customers. Our direct-to-consumer footwear sales are limited to those conducted through www.dearfoams.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our Dearfoams* e-commerce website into this 2013 Form 10-K).

Our footwear business is comprised of two components, replenishment and seasonal. In the replenishment component, retailers carry a relatively consistent, planned assortment of products on a year-round basis. These products generally are displayed in a hanging presentation and are purchased by consumers on a repeat basis. The in-store assortment is regularly replenished to ensure product availability for shoppers. The seasonal component is comprised of a variety of more fashion-forward and boxed items that generally are found in stores only during the key retail selling periods, such as the period around the Christmas holiday selling season. Many of the purchases made in the seasonal business are impulse buys. Approximately 70% of our annual net sales in the Footwear segment have historically occurred from July through December. We have identified the popularity of slippers as a holiday gift item as the main reason for this heavy seasonal selling content.

Our advertising/marketing initiatives in footwear generally are focused on increasing our dominance in accessories footwear and expanding the relevance of Dearfoams* to a broader consumer demographic. We utilize seasonal in-store merchandisers during the critical holiday period as a tool for managing the flow of our footwear to the retail selling floor. We believe that when combined with modern automatic demand-pull replenishment systems and various other merchandising and sales techniques, the use of temporary in-store merchandisers helps us optimize critical holiday sell-through of our footwear products.

Due to the seasonal nature of our Footwear segment, the backlogs of unfilled footwear sales orders as of fiscal August month-end periods that ended on August 31, 2013, September 1, 2012 and September 3, 2011 were $25.2 million, $32.5 million and $34.3 million, respectively. The backlogs of unfilled sales orders at the end of fiscal 2013, fiscal 2012 and fiscal 2011 were approximately $24.8 million, $31.8 million and $31.3 million, respectively; comparisons between years reflect differences in the timing of order receipts only and do not necessarily indicate a growth or decline in sales volume.

We purchase our footwear products from approximately 12 different third-party manufacturers, most of whom are located in China. Our overall experience with third-party footwear manufacturers has been very good in terms of reliability, delivery times and product quality. All of our third-party purchases are conducted on an open account basis and in U.S. Dollars.

We operate a sourcing office in Dongguan City, China, and a quality control office in Nanjing, China, to facilitate the development and procurement of our products and help ensure their quality and timely delivery. Approximately 47 team members work out of these facilities.

We are dependent on third-party logistics providers to move our products from our third-party manufacturers to the distribution facilities we utilize, and from those facilities to our customers. In our Footwear segment, we warehouse and distribute nearly all goods from a third-party logistics facility in Fontana, California.

Accessories

The Foot Petals and Baggallini Business Units collectively comprise our Accessories segment. These Business Units compete in the comfort insert and handbag subcategories of the $35 billion-plus at retail accessories universe. The subcategories in which we compete represent approximately 3% and 26%, respectively, of total annual accessories sales at retail. We believe that these subcategories present us with opportunities for higher and more profitable growth than the opportunities presented by our Footwear segment.

Foot Petals

Foot Petals sells foot and shoe care products priced between $7 and $45. Its products, which include comfort inserts, primarily are targeted toward the foot comfort of women between the ages of 14 and 55. Many Foot Petals products are made from high-performance urethane or similar man-made materials and various fabrics. The products generally are sold at premium, non-promotional prices and yield higher margins than those earned in our Footwear segment.

Foot Petals products are sold under a variety of Company-owned brand names including Foot Petals*, Fab Feet*, Glamour Toez*, Heavenly Heelz*, Killer Kushionz*, Tip Toes* Pressure Points*, Amazing Arches* and Strappy Strips*. Sales to customers are handled by a combination of Company-employed and independent sales representatives. Products also are presented to retailers at various national markets and accessories trade shows. Foot Petals’ share of its market is nominal. Foot Petals emphasizes function coupled with fashion at a reasonable price; whereas, many competitors emphasize only function. We do not finance retailers’ purchases beyond granting traditional payment terms at the time shipments are made.

Foot Petals’ products are sold principally to consumers through mass-merchants, upper-tier department stores, independent retailers, internet and home shopping venues. We also sell direct-to-consumer via www.footpetals.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our Foot Petals e-commerce website into this 2013 Form 10-K). Due in part to its non-seasonal nature, the business has minimal exposure to obsolete inventory and net sales are relatively evenly distributed throughout the fiscal year. The replenishment nature of the Foot Petals’ business model contributes to making it a fast-turning, low inventory volume business.

A small portion of this Business Unit’s annual sales occur in foreign markets, including Canada, Japan, Singapore, Turkey and Australia. Foot Petals is part of our key strategic initiative to increase international sales through a variety of selling methods.

Foot Petals brand cushions are considered premium products within their category and carry the Seal of Acceptance of the American Podiatric Medical Association. Among Foot Petals’ major competitors are Dr. Scholl’s®, Implus® Footcare and Profoot®.

Products sold by this Business Unit are designed and developed by employees of the Company. Foot Petals’ products are primarily manufactured by a third-party supplier based in Ohio, and warehoused and distributed through a third-party logistics provider located adjacent to the supplier’s manufacturing plant. We rely on third-party transport to move Foot Petals products to our customers.

In addition to showroom and office space in our New York City location, Foot Petals operates a sales office in Glen Rock, New Jersey.

Baggallini

Products marketed by our Baggallini Business Unit consist of various styles of handbags, totes and travel accessories priced between $40 and $180 that primarily are targeted toward women between the ages of 34 and 55. The Baggallini Business Unit’s products are principally made from durable nylons, leathers and other man-made materials and are sold at premium, non-promotional prices. These products traditionally are recognized for their lightweight construction and intelligent, solution-oriented design. The Baggallini Business Unit generates higher margins than those earned in our Footwear segment.

The strategic acquisition of the principal assets of the KIVA* and Mosey* brands during fiscal 2013, added to the product offerings of the Baggallini Business Unit, (hand bag coalition). See “Note (15) – Acquisitions” of the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” In this 2013 Form 10-K. KIVA is a 20-year-old tote bag and luggage brand that primarily does business in the outdoor retail space; and Mosey is a 2-year-old fashion handbag brand that is principally sold on-line and through non-promotional department stores. Both businesses utilize materials and constructions similar to those used in baggallini products and both sell products that are produced in some of the same manufacturing plants used by the Baggallini Business Unit. These nominal businesses were acquired in January and April 2013, respectively.

Principal trademarks for this Business Unit include baggallini* and Le Bagg*; KIVA*; and Mosey*. Sales are handled by a combination of Company-employed and independent sales representatives. Products are presented to retailers at various gift and trade shows, conducted at various locations and at various times of the year. Each brand’s market share of the total retail handbag category is nominal.

The baggallini brand emphasizes function coupled with fashion elements at a reasonable price; whereas, many of its competitors primarily emphasize fashion. The baggallini products are sold to consumers through a network of several thousand independent retail locations, non-promotional department and chain stores, off-price channel customers and on-line retailers. We also sell direct-to-consumer via www.baggallini.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our baggallini e-commerce website into this 2013 Form 10-K). Branded handbag competitors include Kipling® and LeSportsac®. Our Baggallini business is basically non-seasonal and evenly distributed throughout the fiscal year.

KIVA develops and markets outdoor and travel bags and travel accessories, which utilize eco-friendly materials and functional designs. KIVA products are primarily sold through independent and e-commerce retailers in the outdoor channel. The business is basically non-seasonal and evenly distributed throughout the fiscal year.

Mosey develops and markets handbags that, while similar in materials and constructions to those sold by Baggallini, feature more “fashion” elements and higher retail prices. Mosey products are sold through non-promotional department stores, independent stores and e-commerce retailers and are targeted toward a younger demographic than Baggallini. Mosey’s business is basically non-seasonal and evenly distributed throughout the fiscal year.

We do not finance retailers’ purchases in this Business Unit beyond, in some cases, granting traditional payment terms at the time of shipments to the retailers.

The Baggallini Business Unit has a modest international business in both the baggallini and Mosey brands, which we expect to expand as part of our Company-wide international growth strategy.

Products sold by this Business Unit are designed and developed by employees of the Company. They are then sourced through a network of contract manufacturers in China. All of the Business Unit’s third-party purchases are conducted on an open account basis and in U.S. Dollars. We are dependent on third-party logistics providers to move these products from our contract manufacturers to our leased, Company-operated distribution facilities in China and Oregon, and from our distribution centers to customers.

In conjunction with the purchase of the Mosey brand, the Company integrated the operations of its former China-based handbag sourcing agent, who was also the owner of Mosey, into our internal sourcing team. This integration added extensive expertise in all phases of handbag development and sourcing to the Company’s China-based operations, while reducing duplication and costs in our sourcing of these products.

Although some of the Baggallini Business Unit products contain elements of fashion, they focus more on function, thus lessening our exposure to obsolete inventory resulting from changing fashion trends. The various components of this Business Unit traditionally have operated with inventory levels that ensure quick customer order fulfillment and replenishment, while minimizing inventory risk.

In addition to office and showroom space in our New York City location, the Baggallini Business Unit operates a leased administrative office, showroom and distribution center in suburban Portland (Milwaukie), Oregon, and a leased bag sourcing office in Shenzhen, China.

BUSINESS ETHICS & SOCIAL RESPONSIBILITY

We strive to incorporate our core values of integrity, quality, innovation, leadership, teamwork and community into our business in a manner that will lead to the long-term success of the Company, our shareholders and our team members. We strive to achieve the highest business and personal ethical standards, as well as compliance with all applicable governmental laws, rules and regulations. We believe that it is the responsibility of a good corporate citizen to embrace social, environmental and governance factors as part of its overall business strategy.

Equal Employment Opportunities

We offer the opportunity of equal employment to all individuals without regard to disability, race, color, religion, sex, national origin or age and expect the same of all suppliers to our enterprise.

Fair Labor Practices

Our Code of Ethical Business Conduct details our intolerance of the use of forced labor, including but not limited to, slavery, indentured, bonded, child or prison labor and human trafficking — by anyone with whom we do business.

We require our suppliers to provide workers with a clean, safe and healthful work environment. Factories producing our merchandise must provide adequate medical facilities and ensure that all production and manufacturing processes are carried out in conditions that have proper considerations for the health and safety of the workers involved. Suppliers also must respect the rights of employees to associate with any group, so long as such groups are legal within their own country.

All of our suppliers and their contractors are randomly audited by independent third parties, both announced and unannounced, to help ensure adherence to our expectations related to forced labor and overall working conditions. We require that all vendors doing business with us fairly compensate their employees by: providing wages and benefits that meet or exceed applicable local and national laws; scheduling reasonable work hours; and providing reasonable days off, vacation and leave privileges. Each supplier also must display a signed Terms of Engagement document detailing this information in a location visible to all employees working at their facilities.

The Company is C-TPAT (Customs-Trade Partnership Against Terrorism) certified, which means we comply with the U.S. government’s standards to ensure that our shipments out of other countries are safe from tampering during the exporting process. A part of this certification process also includes periodic inspections of our foreign manufacturers’ factories.

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

PRODUCT DESIGN AND DEVELOPMENT

Design and product development activities for all of our Business Unit’s product lines during fiscal 2013 were conducted in the U.S. and China.

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

During fiscal 2013, fiscal 2012 and fiscal 2011, we spent approximately $1.2 million, $1.7 million and $1.9 million, respectively, to make improvements in existing products and refresh the look and feel of our product lines. These design and development activities were primarily supported by approximately 15 full-time team members.

SIGNIFICANT CUSTOMERS

The percentage of consolidated net sales made to our largest customers has declined in recent years due to the growth of our overall business and changes in customer mix. Walmart Stores, Inc. and its affiliates accounted for 26%, 29% and 32% of our consolidated net sales during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Our sales to Walmart Stores, Inc. and its affiliates are primarily in our Footwear segment and are less seasonal in nature than sales to many of our other footwear customers. No other customer accounted for 10% or more of our consolidated net sales during fiscal 2013, fiscal 2012, and fiscal 2011.

FACILITIES

Our owned and leased principal administrative, sales and distribution facilities are described above and more fully below under “Item 2. Properties.” of this 2013 Form 10-K.

EMPLOYEES

At the close of fiscal 2013, we employed 154 full-time team members. Approximately 71% of our team members are employed in the U.S.

AVAILABLE INFORMATION

We make available free of charge through our corporate Internet website all annual reports on Form 10-K, all quarterly reports on Form 10-Q, all current reports on Form 8-K, and all amendments to those reports, filed or furnished by the Company pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our definitive annual meeting proxy materials as filed pursuant to Section 14 of the Exchange Act. These reports and proxy materials are available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. The following risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this 2013 Form 10-K. Any of these risks could materially adversely affect our business, our operating results, or our financial condition and the actual outcome of matters as to which forward-looking statements are made.

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

We do not own or operate any manufacturing facilities and depend upon independent third parties to manufacture all of our products. During fiscal 2013, most of our products were manufactured in China. The inability of our third-party manufacturers to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss customer delivery date requirements and could result in cancellation of orders, refusals to accept deliveries, returns or harm our ongoing business relationships. Furthermore, because quality is a leading factor when customers and retailers accept or reject goods, any decline in the quality of the products produced by our third-party manufacturers could be detrimental not only to a particular order but to future relationships with our customers.

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

We currently purchase most of our products from China. We expect to continue to purchase our products from China at approximately the same levels in the future. This international sourcing subjects us to the risks of doing business abroad. These risks include:

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

As a result of the continuing consolidation in the retail industry, our footwear customer base has decreased, thus increasing the concentration of our customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 26%, 29% and 32% of our consolidated net sales in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. If this customer reduced or discontinued its product purchases from us, it would adversely affect our results of operations. Additionally, in recent years, several major department stores have experienced consolidation and ownership changes. In the future, retailers may undergo additional changes that could decrease the number of stores that carry our products, which could adversely affect our results.

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

The product categories in which we do most of our business are highly competitive businesses. If we fail to compete effectively, we may lose market position. We operate in a relatively small segment of the overall footwear and accessory industries. We believe that we are among the world’s largest marketers of slipper footwear products. However, this category is a very small component of the overall footwear industry. In recent years, companies that are engaged in other areas of the footwear industry and apparel companies have begun to market slipper footwear and many of these competitors have substantially greater financial, distribution and marketing resources than we do. In addition, some of our retail customers for our products have sought to import competitive products directly from manufacturers in China and elsewhere for sale in their stores on a private label basis. The primary methods we use to compete in our industry include product design, product performance, quality, brand image, price, marketing and promotion and our ability to meet delivery commitments to retailers. A major marketing or promotional success or a technical innovation by one of our competitors could adversely impact our competitive position.

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

The slipper footwear business is highly seasonal and has relatively long lead times for the design and manufacture of products. Consequently, we must commit to production in advance of orders based on our forecast of consumer demands. If we fail to forecast consumer demand accurately, we may under- or over-source a product and encounter difficulty in handling customer orders or liquidating excess inventory, and we may have to sell excess inventory at a reduced cost. Further, due to the fashion-oriented nature of a portion of our products, rapid changes in consumer preferences lead to an increased risk of inventory obsolescence. While we believe we have successfully managed this risk in recent years and believe we can successfully manage it in the future, our operating results will be adversely affected if we are unable to do so.

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

A significant portion of our footwear business is highly seasonal and much of the results of our operations are dependent on strong performance during the last six months of the calendar year, particularly the holiday selling season. The majority of our marketing and sales activities for our footwear business takes place at industry market week and trade shows in the spring and fall. Our inventory is largest in the early fall to support our customers’ requirements for the fall and holiday selling seasons. Historically, our cash position is strongest in the first six months of the calendar year. Unfavorable economic conditions affecting retailers during the fall and through the holiday season in any year could have a material adverse effect on the results of our operations for the year. Although our acquisitions during fiscal 2011 and fiscal 2013 have added businesses with year-round replenishment shipments, we can offer no assurance that the overall significant seasonal nature of our business will change in the future.

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

We may be unable to consummate, integrate or manage our acquisitions. A portion of our recent sales and profitability growth has occurred through acquisitions. We may from time to time seek opportunities to acquire attractive businesses. There are no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, and that business judgment concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. The acquired businesses may not be integrated successfully and the acquisition may strain our management resources or divert management’s attention from other business concerns. Failure to successfully integrate any of our acquisitions may cause significant operating inefficiencies and could adversely affect our operations and financial condition.

We periodically invest funds in marketable securities, and the ultimate repayment of amounts invested depends on the financial capacity of the related financial institutions and corporations involved.

We periodically invest funds in marketable securities for which the ultimate repayment of invested amounts is dependent on the financial capacity of the related financial institutions and corporations involved. At June 29, 2013, as part of our cash management and investment program, we maintained a portfolio of $17.7 million in short-term investments, including $11.7 million in marketable investment securities consisting of variable rate demand notes and $6.0 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several commercial paper investments, which matured in August 2013.

Item 1B. Unresolved Staff Comments.

No response required.

Item 2. Properties.

The Company owns its corporate headquarters and executive offices located at 13405 Yarmouth Road N.W. in Pickerington, Ohio, a facility that contains approximately 55,000 square feet. The Company leases space aggregating approximately 89,500 square feet at an approximate total annual rent of $612,500. The following table describes the Company’s principal leased properties during fiscal 2013 and the operating status of those properties at June 29, 2013:

Location	Use	Approximate Square Feet	Approximate Annual Rental	Lease Expires	Renewals
1887 SE Milport, Milwaukie, Oregon	Office, Shipping, Distribution Center	70,000	$294,500	2014	1 year
9 East 37th Street, 11th Floor New York City, New York	Sales Office/ Showroom	5,000	$200,000	2015	None
Room 1101, Huiye Building, No. 17 Dongguan Ave., Dongcheng District, Dongguan City, Guangdong Province, China	Sourcing Representative Office	8,700	$62,800	2014	None
194 Rock Road Glen Rock, New Jersey	Sales office	1,500	$29,000	2014	None
903 S.E. 28th Street Suite 7 Bentonville, Arkansas	Sales Administration Office	1,300	$19,500	Month to month	Month to month

Room 106, Building No. 8 Tianzeyuan Block, No. 588 Zhushan Road, Jiangning Science Area, Nanjing, Jiangsu, China	Sourcing Quality Control Office	2,900	$6,600	2015	None
Unit A, 21F Shenmao Commercial Center, JIngtian Sanlu, Futian District, Shenzhen, China	Sourcing Representative Office	2,900	$41,200	2013	None

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

Item 4. Mine Safety Disclosures.

Not applicable

Supplemental Item. Executive Officers of the Registrant.

The following table lists the names and ages of the executive officers of the Company as of September 11, 2013, the positions with the Company presently held by each executive officer and the business experience of each executive officer during the past five years. Unless otherwise indicated, each individual has had his or her principal occupation for more than five years. The executive officers serve at the discretion of the Board of Directors subject, when applicable, to their respective contractual rights with the Company and, in the case of Mr. Tunney and Mr. Eckols, pursuant to an employment agreement. There are no family relationships among any of the Company’s executive officers or directors.

Name	Age	Position(s) Held with the Company and Principal Occupation (s) for Past Five or More Years
Greg A. Tunney	52	Chief Executive Officer of the Company since May 2006; President of the Company since February 2006; Director of the Company since August 2006; Chief Operating Officer of the Company from February 2006 to May 2006.; President, Chief Operating Officer and a Director of Phoenix Footwear Group Inc., a supplier of a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel, from 1998 to February 2005.
Jose G. Ibarra	54	Senior Vice President – Finance and Chief Financial Officer of the Company since January 2009; Secretary of the Company from January 2009 to October 2009; Senior Vice President – Treasurer of the Company from July 2008 to January 2009; Vice President – Treasurer of the Company from December 2004 to June 2008.
Glenn D. Evans	52	Senior Vice President – Global Operations of the Company since July 2010; Senior Vice President-Supply Chain and Logistics of the Company from November 2006 to July 2010; Senior Vice President – Creative Services and Sourcing of the Company from November 2003 to November 2006.
Yvonne E. Kalucis	48	Senior Vice President – Human Resources of the Company since February 2008; Vice President – Human Resources of the Company from September 2007 to February 2008
Lee F. Smith	51	Senior Vice President – Strategic Brand and Channel Services of the Company since 2012; Senior Vice President – Creative Services of the Company from January 2009 to November 2012; Senior Vice President – Design and Product Development of the Company from December 2006 to January 2009
Nancy N. Coons	53	Business Unit President – Footwear since June 2011; President, Dearfoams, from July 2010 to June 2011; Principal of Coons Consulting Co., a company providing brand strategy, product development and merchandising consultant services, from April 2008 to June 2010
Dennis D. Eckols	64	Business Unit President – Baggallini, Inc. since June 2011; President, Baggallini, Inc., from April 2011 to June 2011; Chief Operating Officer, Baggallini, Inc. (prior to its acquisition by the Company), January 2003 to April 2011.
Mark W. Zobel	46	Business Unit President – Foot Petals, Inc. since January 2012; Vice President of Marketing of the Company from August 2010 to January 2012; Director of Marketing of the Company from November 2009 to August 2010; Director of Business Development & Strategy, Blue Ribbon Digital, an interactive advertising agency based in New York, New York from June 2007 to February 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

		Market and Dividend Information Sales Price Per Common Share			Dividends Declared per
	Quarter	High	Low	Close	Common Share
Fiscal 2013	First	$14.98	$12.49	$14.74	$0.08
	Second	15.62	12.50	13.41	0.17
	Third	14.73	11.24	13.39	0.00
	Fourth	16.26	12.88	16.24	0.09
Fiscal 2012	First	$11.82	$8.15	$10.60	$0.07
	Second	13.00	9.58	12.08	0.07
	Third	14.21	11.30	12.20	0.08
	Fourth	13.85	11.23	13.59	0.08

Since March 1, 2008, common shares of the Company have traded on NASDAQ-GM under the “DFZ” symbol. The high, low and close sales prices per common share shown above reflect the prices as reported in NASDAQ-GM.

Approximate Number of Registered Shareholders: 1,900 as of September 11, 2013.

The declaration and payment of future dividends with respect to the Company’s common shares will depend on the net earnings, financial condition, shareholders’ equity levels, cash flow and business requirements of the Company, as determined by the Board of Directors.

The unsecured Credit Agreement (the “New Facility”) between the Company and The Huntington National Bank (“Huntington”), as entered into on March 1, 2011, places no direct restrictions on the Company’s ability to pay cash dividends. See the discussion of the New Facility in “Note (6)—Short-term Notes Payable and Long-Term Debt” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in this 2013 Form 10-K.

Information Regarding Recent Sales of Unregistered Securities

No disclosure is required under Item 701 of SEC Regulation S-K.

Purchases of Equity Securities by Registrant

Neither the Company nor any “affiliated purchaser,” as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of the Company during the fiscal quarter ended June 29, 2013. The Company does not currently have in effect a publicly-announced repurchase plan or program. However, with respect to stock awards granted to employees, the Company is authorized under the terms of its stock-based compensation plans to withhold common shares which would otherwise be issued in order to satisfy related individual tax liabilities upon issuance of common shares in accordance with the terms of restricted stock unit (“RSU”) agreements.

Stock Performance Graph and Cumulative Total Shareholder Return

The graph below shows the cumulative total shareholder return, assuming the investment of $100 on June 30, 2008 (and the reinvestment of dividends thereafter), on each of R.G. Barry Corporation’s common shares and the NASDAQ Composite-Total Returns, the Russell 2000, the Dow Jones U.S. Footwear and the Dow Jones U.S. Clothing & Accessories indices. With the acquisition of accessory product businesses during fiscal 2011, the Dow Jones U.S. Clothing &Accessories index has been added to reflect this new segment for the Company. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of R.G. Barry Corporation’s common shares.

Company/Market/Peer Group	6/28/2008	6/27/2009	7/3/2010	7/2/2011	6/30/2012	6/29/2013
R.G. Barry Corporation	100.00	93.17	140.13	145.68	177.38	217.10
NASDAQ Composite-Total Returns	100.00	80.20	92.09	125.13	131.93	155.48
Russell 2000 Index	100.00	74.79	88.45	125.54	121.09	150.45
Dow Jones US Footwear Index	100.00	82.35	110.54	159.64	143.70	208.04
Dow Jones US Clothing & Accessories Index	100.00	78.46	107.64	188.03	188.54	248.79

Item 6. Selected Financial Data.

Selected Financial Data (1) (2)

(Dollars in thousands, except per common share amounts)

	2013	2012	2011	2010	2009
Net sales	$147,013	$155,938	$129,568	$123,787	$113,817
Gross profit	63,944	67,168	48,163	51,359	43,467
Gross profit as percent of net sales	43.5%	43.1%	37.2%	41.5%	38.2%
Selling, general and administrative expenses	42,964	43,795	36,483	36,623	32,971
Operating profit	20,980	23,373	11,680	14,736	10,496
Net earnings	13,257	14,549	7,510	9,400	6,992
Basic earnings per common share	1.17	1.30	0.68	0.86	0.66
Diluted earnings per common share	1.15	1.27	0.67	0.85	0.65
Dividends declared per common share	0.34	0.30	0.28	0.15	0.25
Long-term debt, excluding current installments	16,071	20,357	24,643	—	97
Total assets	130,253	128,266	115,979	83,369	75,083
Other Data
Capital expenditures	1,055	1,834	676	1,181	1,365
Depreciation and amortization expense	2,807	3,045	1,891	867	775

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for information regarding the factors that have affected the financial results of the Company. The Company’s annual reporting period is either a fifty-two-week or fifty-three-week period (“fiscal year”). Fiscal 2010 was a fifty-three-week period. For all periods, the selected financial data set forth above is derived from the Company’s audited consolidated financial statements.
(2)	Results for fiscal 2011 include those businesses acquired during fiscal 2011 (Foot Petals, LLC on January 27, 2011 and Baggallini, Inc. on March 31, 2011) starting from the date of the respective acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. This MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements and other information included in “Item 8. Financial Statements and Supplementary Data.” in this 2013 Form 10-K. All dollar amounts, except as stated on a per common share basis, are rounded and represent approximate amounts when cited in the text within this section.

Unless the context otherwise requires, references in this MD&A to “our”, “us”, “we” or the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries.

Our Company and its subsidiaries, Foot Petals, Inc. and Baggallini, Inc., are engaged in designing, sourcing, marketing and distributing footwear, foot and shoe care products and hand bags, tote bags and other travel accessories. We operate with three operating segments, two of which are aggregated into a single reportable segment. The two reportable segments include: Footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear; and Accessories with products including foot and shoe care products, handbags, tote bags and other travel accessories. Our products are sold predominantly in North America through the accessory sections of department stores, national chain stores, warehouse clubs, specialty and independent stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.

All comments made herein relative to period over period comparisons refer to results reported for fiscal 2013 as compared to fiscal 2012 and for fiscal 2012 as compared to fiscal 2011, when applicable.

Summary of Results for Fiscal 2013

During fiscal 2013, we remained focused on achieving our principal goals:

•	grow our business profitably by pursuing key initiatives based on innovation within our product lines and acquisition opportunities outside of our core footwear business;

•	continue efforts to strengthen the relationships with our retailing partners and open distribution of our products in new retail channels; and

•	further enhance the image of our brands through both customer and consumer advertising.

During fiscal 2013, we accomplished the following:

•	Achieved solid profitability in the Footwear segment despite a challenging fiscal 2013.

•	Successfully implemented and integrated new information technology systems.

•	Successfully continued to grow our accessory products businesses within multiple channels achieving the levels of profitability targets established for the Accessories segment for fiscal 2013.

•	Reported consolidated net earnings of $13.3 million, or 9.0% of net sales.

•	Reported cash, cash equivalents and short-term investments of $39.5 million at the end of fiscal 2013.

Looking Ahead to Fiscal 2014 and Beyond

Looking ahead to fiscal 2014 and beyond, our strategy continues to center on growing our business through acquisitions; increasing our distribution channels within our footwear business; growing our accessory products businesses within their traditional as well as new channels, achieving levels of profitability that are at or above a top quartile performance within our peer group, and ultimately delivering financial performance that drives growth and long-term shareholder value.

See the discussion under the caption “Item 1A. Risk Factors” in this 2013 Form 10-K.

Summary of Consolidated Results of Operations – Fiscal 2013 Compared to Fiscal 2012

Effective with the first quarter of fiscal 2012, the Company implemented organizational changes in its reporting structure including the creation of a separate Business Unit President for each business unit, with each President reporting to the Chief Executive Officer (“CEO”) of R.G. Barry Corporation. Each Business Unit President has financial performance responsibility for the operating unit. The measure of such operating unit operating profit was redefined and our internal financial reporting structure changed accordingly.

Under this reporting structure, the operating profit or loss measure for an operating unit includes sales, cost of sales, direct SGA expenses and allocated SGA expenses from certain shared services for which expenses are incurred and are allocated to each operating unit based on estimated usage of such corporate support. Other corporate expenses are deemed applicable to the Company as a whole and are not allocated to any specific operating unit. Such unallocated expenses include costs associated with the Company’s corporate and governance functions, including the CEO, the Chief Financial Officer and the Board of Directors, as well as such expense areas as annual accrued incentive bonus, incentive stock compensation, pension, professional fees and similar corporate expense areas.

Our Footwear and Accessories segments’ results reported below for fiscal 2013, fiscal 2012 and fiscal 2011 have been presented based on this reporting approach.

Consolidated Results of Operations

Listed below are excerpts from our consolidated statements of income for fiscal 2013 and fiscal 2012:

(all amounts in 000’s)	Fiscal 2013	% of Net Sales	Fiscal 2012	% of Net Sales	Increase/ (Decrease)
Net sales	$147,013	100.0	$155,938	100.0	$(8,925)
Gross profit	63,944	43.5	67,168	43.1	(3,224)
Selling, general and administrative expenses	42,964	29.2	43,795	28.1	(831)
Operating profit	20,980	14.3	23,373	15.0	(2,393)
Other income and interest (expense), net	531	0.4	(113)	(0.1)	644
Income before income taxes	21,511	14.6	23,260	14.9	(1,749)
Income tax expense	8,254	5.6	8,711	5.6	(457)
Net earnings	13,257	9.0	14,549	9.3	(1,292)

Consolidated net sales decreased by 5.7% reflecting a decrease in net sales in the Footwear segment, offset in part by an increase in net sales in the Accessories segment. The decrease in shipments in the Footwear segment of $15.0 million, or 12.2%, was primarily associated with customers in the department store, mass merchandising, warehouse club and discount customer channels, offset in part by an increase in shipments to customers in the catalog, dot com and televised retailer channels. Within the Accessories segment, shipments increased by $6.1 million, or 18.6%, reflecting primarily increased net shipments to customers in discount, department store and other customer channels.

Consolidated gross profit dollars decreased by 4.8%, but gross profit as a percentage of net sales increased by 40 basis points. The decrease in gross profit dollars was primarily due to the lower overall sales volume noted above; while the increase in gross profit as a percentage of net sales primarily reflected the effect of segment, customer and product mix within net sales during the period including discontinuation of lower margin licensed footwear products.

Consolidated SGA expenses in dollars decreased by 1.9%, primarily due to lower incentive bonus expense and lower expenses in a broad range of corporate areas.

Consolidated other income reflected higher levels of royalty income associated with our current licensing agreements; consolidated interest expense was nominally lower.

The effective tax rates for fiscal 2013 and fiscal 2012 were 38.4% and 37.5%, respectively. The change in the effective tax rate year-over-year is primarily due to the beneficial effect in fiscal 2012 of revaluing our deferred tax assets at higher tax rate levels based on future rates expected for the Company.

Based on the results of operations noted above, we reported a decrease in consolidated net earnings of 8.9% at $13.3 million or $1.15 per diluted common share for fiscal 2013, as compared to $14.5 million or $1.27 per diluted share for fiscal 2012.

Results of Operations - Footwear segment

Our Footwear segment encompasses designing, sourcing, marketing and distributing footwear products. We define footwear as a product category that includes primarily slippers, sandals and hybrid and active fashion footwear and slipper socks. Our footwear products are sold through multiple retail channels including mass merchandisers, national chain stores, warehouse clubs, mid-tier department stores, specialty and independent stores, discount stores and e-commerce and catalog retailers.

Selected financial results for fiscal 2013 and fiscal 2012 were:

(all amounts in 000’s)	Fiscal 2013	% of Net Sales	Fiscal 2012	% of Net Sales	Decrease
Net sales	$108,334	100.0	$123,336	100.0	$(15,002)
Gross profit	43,006	39.7	48,901	39.6	(5,895)
Operating profit	23,736	21.9	28,247	22.9	(4,511)

Net sales decreased by 12.2% due primarily to lower shipments to customers in the department store, mass merchandising, warehouse club and discount customer channels, offset in part by an increase in shipments to customers in the catalog/dot com and televised retailer channels.

Gross profit dollars decreased by 12.1% and gross profit as a percentage of net sales was flat. The decrease in gross profit dollars was primarily due to the impact of decreased shipment volumes noted above.

Operating profit decreased due to lower shipments and gross profit as noted above, offset in part primarily by lower shipping and marketing related expense of $0.9 million and $0.7 million, respectively.

Results of Operations - Accessories segment

The Accessories segment, comprised of Foot Petals and Baggallini Business Units, encompasses the designing, sourcing, marketing and distribution of a variety of accessory category products. These consumer product offerings range from shoe and foot care products to handbags, tote bags and other travel accessories. These products are sold predominately in North America through customers primarily in the specialty and independent store, television shopping network, e-tailing/internet based retail, upper tier department store and mass merchandising channels. Our business activity with these customers is primarily replenishment in nature, with sales spread evenly throughout the year.

Selected financial results for fiscal 2013 and fiscal 2012 were:

(all amounts in 000’s)	Fiscal 2013	% of Net Sales	Fiscal 2012	% of Net Sales	Increase
Net sales	$38,679	100.0	$32,602	100.0	$6,077
Gross profit	20,938	54.1	18,268	56.0	2,670
Operating profit	7,543	19.5	6,096	18.7	1,447

Net sales increased 18.6% due primarily to increased shipments to discount and department store customer channels, offset by decreased shipments in televised retailer and other customer channels.

Gross profit in dollars increased by 14.6% due to the increased shipments noted above, but gross profit as a percentage of net sales contracted by 190 basis points, reflecting the impact of increased shipments year over year to customers in the lower margin discount channel.

Operating profit increased by 23.7% due to the increased level of shipments and gross profit noted above, offset in part by increased selling and shipping expense of $1.1 million and $0.4 million, respectively.

Results of Operations – Unallocated Corporate Expenses

Consistent with our internal reporting structure, certain corporate expenses deemed applicable to the Company as a whole were not allocated to any business segment. Such costs included those associated with the Company’s corporate and governance functions, including the CEO, the Chief Financial Officer and the Board of Directors, as well as such expense areas as annual accrued incentive bonus, incentive stock compensation, pension , professional fees and similar corporate expenses. These unallocated costs are shown below:

(all amounts in 000’s)	Fiscal 2013	Fiscal 2012	Decrease
Unallocated corporate expenses	$10,299	$10,970	$(671)

The decrease of $0.7 million primarily reflected a decrease in annual incentive expense of $1 million offset in part by a net increase in spending in a broad range of other corporate areas.

Summary of Consolidated Results of Operations – Fiscal 2012 Compared to Fiscal 2011

Listed below are excerpts from our consolidated statements of income:

(all amounts in 000’s)	Fiscal 2012	% of Net Sales	Fiscal 2011	% of Net Sales	Increase (Decrease)
Net sales	$155,938	100.0	$129,568	100.0	$26,370
Gross profit	67,168	43.1	48,163	37.2	19,005
Selling, general and administrative expenses	43,795	28.1	36,483	28.2	7,312
Operating profit	23,373	15.0	11,680	9.0	11,693
Other income and interest (expense), net	(113)	(0.1)	158	0.1	(271)
Income before income tax	23,260	14.9	11,838	9.1	11,422
Income tax expense	8,711	5.6	4,328	3.3	4,383
Net earnings	14,549	9.3	7,510	5.8	7,039

Consolidated net sales increased by 20.4% due primarily to an increase of $21.9 million in sales from our Accessories segment reflecting the benefit of a full year of sales since we acquired the Foot Petals business at the end of January 2011 and the Baggallini business at the end of March 2011. Within the Footwear segment, shipments increased by $4.5 million, primarily to customers in the department store and mass merchandising channels, offset in part by a decrease in shipments to customers in the specialty and independent store channels.

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

Consolidated interest expense increased due to the carrying of long- term debt incurred in support of the acquisitions made during fiscal 2011 for the full year in fiscal 2012. Other income and interest income were nominally higher for the period, reflecting increased minimum royalties from an existing royalty agreement and additional royalties from a licensing agreement executed during fiscal 2012 with a Canadian footwear distributor.

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

Based on the results of operations noted above, we reported an increase in consolidated net earnings of 94% at $14.5 million or $1.27 per diluted common share for fiscal 2012, as compared to $7.5 million or $0.67 per diluted share for fiscal 2011.

Fiscal 2012 Compared to Fiscal 2011 Results of Operations—Footwear segment

Selected financial results for fiscal 2012 and fiscal 2011 were:

(all amounts in 000’s)	Fiscal 2012	% of Net Sales	Fiscal 2011	% of Net Sales	Increase
Net sales	$123,336	100.0	$118,844	100.0	$4,492
Gross profit	48,901	39.6	41,776	35.2	7,125
Operating profit	28,247	22.9	16,909	14.2	11,338

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

Fiscal 2012 Compared to Fiscal 2011 Results of Operations—Accessories segment

(all amounts in 000’s)	Fiscal 2012	% of Net Sales	Fiscal 2011	% of Net Sales	Increase
Net sales	$32,602	100.0	$10,724	100.0	$21,878
Gross profit	18,268	56.0	6,387	59.6	11,881
Operating profit	6,096	18.7	2,987	27.9	3,109

Incremental sales from our Accessories segment for the periods presented reflected the benefit of sales for the full year in fiscal 2012 in comparison to fiscal 2011 since we acquired the Foot Petals business at the end of January 2011 and the Baggallini business at the end of March 2011.

Gross profits in both dollars and as a percentage of net sales to Accessory segment customers during the reported periods were consistent with our expectations for this business segment, with fiscal 2012 reflecting full annual sales over various channels. Fiscal 2012 SGA expenses included incremental spending in advertising which approximated $672 thousand on an annualized basis.

Results of Operations – Unallocated Corporate Expenses

Consistent with our internal reporting structure, certain corporate expenses deemed applicable to the Company as a whole were not allocated to any business segment. Such costs included those associated with the Company’s corporate and governance functions, including the CEO, the Chief Financial Officer and the Board of Directors, as well as such expense areas as annual accrued incentive bonus, incentive stock compensation, pension , professional fees and similar corporate expenses. These unallocated costs are shown below:

(all amounts in 000’s)	Fiscal 2012	Fiscal 2011	Increase
Unallocated corporate expenses	$10,970	$8,216	$2,754

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

Total cash and cash equivalents were $21.8 million at June 29, 2013, compared to $16.1 million at June 30, 2012. Short-term investments were $17.7 million at June 29, 2013, compared to $25.6 million at June 30, 2012.

At June 29, 2013, as part of our cash management and investment program, we maintained a portfolio of $17.7 million in short-term investments, including $11.7 million in marketable investment securities consisting of variable rate demand notes and $6.0 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several commercial paper investments, which matured by August 2013.

Operating Activities

During fiscal 2013, our operations generated $9.6 million in cash. This operating cash flow was primarily the result of our net earnings of $13.3 million for the period, adjusted for: (a) non-cash activities such as deferred income tax expense of $325 thousand with an offsetting $286 thousand excess tax benefit credit recognized on stock options exercised and restricted stock unit vested; depreciation and amortization expense of $2.8 million; stock-based compensation expense of $1.3 million; and a $781 increase in customer-related return and program accruals, (b) changes in our working capital accounts and (c) payments on our pension and other obligations. In fiscal 2013, significant changes in working capital accounts included higher amounts of accounts receivable and inventory, and lower amounts of trade payables and accrued expenses.

During fiscal 2012, our operations generated $25.3 million in cash. This operating cash flow was primarily the result of our net earnings of $14.5 million for the period, adjusted for: (a) non-cash activities such as deferred income tax expense of $976 thousand with an offsetting $123 thousand excess tax benefit credit recognized on stock options exercised and restricted stock unit vested; depreciation and amortization expense of $3.0 million; stock-based compensation expense of $1.3 million; and a $1.7 million decrease in customer-related return and program accruals, (b) changes in our working capital accounts and (c) payments on our pension and other obligations. In fiscal 2012, significant changes in working capital accounts included lower amounts of accounts receivable and inventory and higher amounts of trade payables and accrued expenses.

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

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 4.2:1 at June 29, 2013 and 3.5:1 at June 30, 2012.

Changes during fiscal 2013 in the primary components of our working capital accounts were as follows:

•	Gross accounts receivable increased by approximately $4.0 million during fiscal 2013 driven by the timing of shipments to customers and the timing of cash collections and customer deductions.

•

Inventories increased by $2.4 million in total, with increases in both the Footwear and Accessories segments during fiscal 2013, primarily reflecting accelerated purchases in order to mitigate cost pressures in both product and logistics and to ensure on time delivery of product to our customers in the calendar 2013 fall season.

•	Accrued expenses decreased by $1.1 million during fiscal 2013, primarily due to lower incentive bonus accruals in fiscal 2013 compared to fiscal 2012.

•	Accounts payable decreased by $0.3 million during fiscal 2013, due primarily to the timing of and payment for inventory purchased from third-party manufacturers.

Investing Activities

During fiscal 2013, investing activities provided $5.6 million in cash. We used $1.2 million in cash for acquisitions completed during fiscal 2013. Sales and redemptions, net of purchases, of short-term investments generated $7.9 million. Capital expenditures were $1.1 million and primarily consisted of purchases of software and computer equipment as well as leasehold improvements.

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

Financing activities

During fiscal 2013, financing activities used $9.6 million in cash, with debt payments of $6.0 million and dividend payments of $3.8 million, offset by $311 thousand in funds provided through option exercises and related tax benefits on option exercises and vesting of restricted stock units during the period.

During fiscal 2012, financing activities used $6.4 million in cash, with debt payments of $3.9 million and dividend payments of $3.3 million, offset by $827 thousand in funds provided through option exercises and related tax benefits on option exercises and vesting of restricted stock units during the period.

During fiscal 2011, financing activities provided $25.6 million in cash. Debt proceeds of $30 million were obtained to fund the acquisitions made during fiscal 2011. Debt payments of $1.5 million and dividend payments of $3.1 million were made during the period.

2014 Liquidity

We believe our sources of cash and cash equivalents on hand and short-term investments will be adequate to fund our operations and capital expenditures through fiscal 2014.

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

The applicable interest rate on the Revolving Credit Facility based on a 30-day LIBOR rate of 0.19% at June 29, 2013 was 1.94%. Additionally, the Revolving Credit Facility requires the Company to pay a quarterly unused line fee at the rate of 0.25% of the average unused Revolving Credit Facility balance. During fiscal 2013, the Company did not have any borowings under the Revolving Credit Facility and incurred unused line fees of $19 thousand. We incurred a commitment fee of $25 thousand when the Revolving Credit Facility was signed. This fee is being amortized over the term of the Revolving Credit Facility.

At June 29, 2013, we had $5 million available under the Revolving Credit Facility.

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

The applicable interest rate on the Term Loan Facility at June 29, 2013 was 2.04%, based on a 30-day LIBOR rate of 0.19%.

We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility, and this fee is being amortized over the term of the loan.

Under the terms of the New Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which has been and will continue to be calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ended March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which has been and will continue to be calculated quarterly beginning with the fiscal quarter ended March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net earnings subsequent to June 29, 2013. At June 29, 2013, we were in compliance with all these financial covenants.

Other Short-term Debt

We previously borrowed against the cash surrender value of life insurance policies insuring our non-executive chairman. During fiscal 2013, we repaid the remaining balance of this indebtedness. At June 30, 2012, approximately $1.8 million of this indebtedness was classified within short-term notes payable in our Consolidated Balance Sheet.

Other Long-term Indebtedness and Current Installments of Long-term Debt

As of June 29, 2013, we reported approximately $4.3 million as current installments of long-term debt, under the Term Loan Facility.

Other Matters Impacting Liquidity and Capital Resources

Contractual Obligations

We have traditionally leased facilities under operating lease transactions for varying term lengths, ranging generally from two years to seven years, often with options for renewal. On occasion, we have also leased certain equipment utilizing operating leases. These leasing arrangements have allowed us to pay for the facilities and equipment over the time periods they are utilized, rather than committing our resources initially to acquire the facilities or equipment. All leases have been accounted for as operating leases, consistent with the provisions of U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Our off-balance sheet non-cancelable operating lease obligations are discussed in “Note (8) Lease Commitments” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” of this 2013 Form 10-K.

The following table summarizes our contractual obligations for both short-term and long-term obligations as of June 29, 2013:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years	Other
	(in thousands of dollars)
Short-Term Debt	None	None	None	None	None	None
Long-Term Debt, Current and Non-Current Portions *	$20,357	$4,286	$16,071	None	None	None
Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company **	$7,165	**	**	**	**	$7,165
OTHER CONTRACTUAL OBLIGATIONS:
Operating Leases – see also Note (8) of the Notes to Consolidated Financial Statements	$758	$557	$201	None	None	None
Purchase obligations in the ordinary course of business ***	$36,000	$36,000	None	None	None	None
OFF-BALANCE SHEET ARRANGEMENTS:
None

*	Interest has been excluded from the amount shown under Long-Term Debt, Current and Non-Current Portions above. The interest amounts are determined using a floating interest rate, with 50% of the loan balance effectively hedged with an interest rate contract, which results in a fixed annual interest rate of 3.94% on 50% of the loan balance.
**	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet of the Company as of June 29, 2013 represented accrued cumulative obligations under our Associates’ Retirement Plan of approximately $200 thousand; accrued cumulative obligations under our Supplemental Retirement Plan of approximately $6.6 million; and various other accruals of approximately $400 thousand. The timing of future cash outflows related to most of these obligations is not readily determinable, as it is primarily dependent upon the annual actuarially-determined qualified pension plan contributions as well as the timing of future associate retirements.
***	We acquire inventory and merchandise from our suppliers in the ordinary course of business, issuing both purchase orders and, to a lesser extent, letters of credit. Commitments in the ordinary course of business outstanding as of June 29, 2013 are included above. There were no material outstanding commitments other than those represented as part of our ordinary course of business.

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Notes (1) (a) through (1) (t) of the Notes to Consolidated Financial Statements in this 2013 Form 10-K.

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

The estimates established for these allowances at the end of these reporting periods reflected our current practice of collaborating closely with key retailing partners to offer the appropriate in-season consumer promotions and sales incentives to achieve mutually satisfactory sell-through rates, thus reducing or eliminating returns. As of June 29, 2013, our allowance for returns was $618 thousand. A hypothetical change of 10 percent in our returns allowance, net of the value of related inventory to be returned, would have an impact on income before income taxes of approximately $37 thousand. As of June 29, 2013, our allowance for promotions, cooperative advertising and other sales incentives was $1.9 million. A hypothetical change of 10 percent in this allowance would have an impact on income before income taxes of $190 thousand.

Due to the continuing seasonal nature of our business and the current economic climate, it is possible that allowances for returns, promotions and other sales incentives, and the related charges reported in our consolidated results of operations could be different than those estimates noted above.

We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for doubtful accounts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, and evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. At the end of fiscal 2013 and fiscal 2012, our allowance for doubtful accounts was $46 thousand and $57 thousand, respectively.

(b)	Inventory valuation—We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. At the end of fiscal 2013 and the end of fiscal 2012, we estimated the FIFO cost of a portion of our inventory exceeded the estimated net realizable value of that inventory by $485 thousand and $582 thousand, respectively. The decrease from fiscal 2013 to fiscal 2012 reflected on-going actions during fiscal 2013 to liquidate inventory related to discontinued licensed brands as well as our on-going initiatives to properly manage our inventory investment.

(c)	Deferred tax asset realizability and uncertain tax positions—We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income. Management considers scheduled reversals of deferred items, projected future taxable income and tax planning strategies in making this assessment. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We did not have any reserve for uncertain tax positions at the end of fiscal 2013 or fiscal 2012, since there were no tax positions at the federal, state or local tax levels which did not meet the more likely than not recognition threshold as determined by management.

(d)	Impairment of long-lived assets—We review the carrying value of our long-lived assets, including property, plant and equipment and intangible assets with finite useful lives, for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of income. There were no impairment indicators present during fiscal 2013.

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

The Company adopted ASU 2011-8 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and early adopted ASU 2012-2, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and performed a one-step qualitative assessment for its annual impairment test evaluation during the second quarter of fiscal 2013 on goodwill and indefinite life intangible assets. In conducting the qualitative assessment, the Company considered relevant events and circumstances that affect the fair value or carrying amount of a reporting unit and indefinite life intangible assets. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considered the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit and indefinite life intangible assets’ fair value with its carrying amount. The Company placed more weight on the events and circumstances that most affect a reporting unit and indefinite life intangible assets’ fair value or the carrying amount of its net assets. The Company considered positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit and indefinite life intangible assets are less than its carrying amount. The Company also considered recent valuations of its reporting units and indefinite life intangible assets, including the difference between the most recent fair value estimate and the carrying amount. These factors were all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. If management had concluded that further testing was required, the Company would have performed a quantitative valuation to estimate the fair value of its reporting units and indefinite life intangible assets.

After assessing all relevant events and circumstances and their potential impact on significant inputs to the fair value determination, the Company determined that it is not more likely than not that the reporting unit’s carrying value exceeded its fair value during fiscal 2013.

(e)	Pension liability—Our noncontributory retirement plan for the benefit of salaried and nonsalaried employees, the Associates’ Retirement Plan (“ARP”) was frozen effective March 31, 2004, and has remained frozen since that time. Our Supplemental Retirement Plan (“SRP”) for certain officers and other key employees as designated by our Board of Directors was also frozen effective March 31, 2004. The SRP is unfunded, noncontributory, and provides for the payment of monthly retirement benefits.

The actuarial valuations of our ARP and SRP benefit costs, assets and obligations affect our financial position, results of operations and cash flow. These valuations require the use of assumptions and long-range estimates. These assumptions include, among others, assumptions regarding interest and discount rates, and assumed long-term rates of return on pension plan assets. We regularly evaluate these assumptions and estimates as new information becomes available. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net earnings, assets and shareholders’ equity. In addition, changes in assumptions such as rates of return, fixed income rates used to value liabilities or declines in the fair value of plan assets, may result in voluntary decisions or mandatory requirements to make additional contributions to our ARP.

The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, we utilize differing bond portfolios to estimate the discount rates for the defined benefit plans. The weighted average discount rate used to determine the defined benefit plans’ obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the defined benefit plans’ expense for the following fiscal year. The long-term rate of return for the defined benefit plans’ assets is based on our historical experience, the defined benefit plans’ investment guidelines and our expectations for long-term rates of return. The defined benefit plans’ investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected discount rate would decrease our annual income before income tax by approximately $206 thousand, and it would increase our total pension liability by approximately $4.1 million as of June 29, 2013.

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

Expected rate of return on ARP assets is also an important element of plan expense. In fiscal 2013, we used 6.00% as the rate of return on ARP assets. To determine the rate of return on plan assets, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets. Our ARP’s asset allocation as of June 29, 2013, the measurement date for fiscal 2013, was approximately 34% in domestic and foreign equity investments, 64% in domestic fixed income securities, and 2% in cash investments. This asset allocation was in line with our investment policy guidelines and the transitioning of our asset portfolio from an equity dominant mix to a debt dominant mix more in line with future cash outflows expected with our pension payment obligations. As this shifting in equity versus debt mix within our asset portfolio continues, the return on asset assumption will change as well. We periodically evaluate the allocation of plan assets among the different investment classes to ensure that they are within our investment policy guidelines. Holding all other assumptions constant, we estimate that a 100 basis point decrease in the expected rate of return on ARP assets would lower our annual income before income tax by approximately $308 thousand.

(f)	Stock-based compensation—FASB ASC 718 (the Stock Compensation topic) requires the recognition of the fair value of stock-based compensation in the results of operations. The Company historically has issued service based awards with respect to which stock-based compensation expense is recognized over the requisite service period of the individual grantees, which generally equals the vesting period. For example, when such restricted stock units were granted, the fair value of the grant was determined based on the market value of the underlying common shares at the date of grant, if settlement was to occur by issuance of common shares, and was adjusted for anticipated forfeitures based on our historical experience and management judgment. The Company also grants performance-based restricted stock units , where a defined portion of the award, if earned is to be settled in common shares and a portion is to be settled in cash with the amount to be paid equivalent to the market value of Company common shares underlying the units granted at the time of settlement. For restricted stock units to be settled in common shares or by payment of cash equivalent in market value to the common shares underlying the restricted stock units , vesting was based on achievement of earnings per share objectives for the year of grant as well as service requirements. All grants have three-year terms over which settlement is to occur in a pro rata fashion. Forfeiture assumptions based on experience and expectations are used in estimating and recognizing compensation expense over the term of these grants. The time-based portion and the portion of the performance-based award to be settled by cash payment are recognized in expense ratably over the three-year term of the grant, with expense related to restricted stock units underlying the cash payment portion adjusted based on changes in market value of common shares over that period prior to settlement. The portion of the performance-based award to be settled by issuance of our common shares is recognized in expense over the grant term using a tranche method for the respective segments expected to be settled.

(g)	Other—There are various other accounting policies that also require management’s judgment. We follow these policies consistently from year to year and period to period. For an additional discussion of all of our significant accounting policies, please see Notes (1) (a) through (1) (t) of the Notes to Consolidated Financial Statements.

Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimate.

Recently Issued Accounting Standards

See Note 1 (s) of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” in this 2013 Form 10-K for disclosure of any significant recently issued accounting standards that, as of June 29, 2013, would impact the Company when these standards are implemented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of the Company’s New Facility. At June 29, 2013, we had $20.4 million in acquisition financing related long-term debt outstanding under the New Facility and no outstanding balance on the revolving credit portion of the New Facility. Based on our projected funding needs for operations during fiscal 2014, we do not expect any significant borrowings under the revolving credit portion of our New Facility. With respect to the long-term debt under the New Facility, we entered into an interest rate contract which matches the loan term for 50% of the outstanding loan balance, and this contract fixes our interest rate on that 50% portion to a fixed annual interest rate of 3.94%. We typically do not hedge our exposure to floating interest rates in the normal course of business.

Interest rate changes impact the level of earnings for short-term investments. Changes in long-term interest rates also affect the measurement of pension liabilities performed on an annual basis.

Market Risk Sensitive Instruments—Foreign Currency

During fiscal 2013, substantially all of our sales were conducted in North America and all were denominated in U.S. Dollars. At the end of fiscal 2013, fiscal 2012 and fiscal 2011, the Company did not have any foreign exchange contracts outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

R.G. Barry Corporation:

We have audited the accompanying consolidated balance sheets of R.G. Barry Corporation and subsidiaries (the Company) as of June 29, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity , and cash flows for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Barry Corporation and subsidiaries as of June 29, 2013 and June 30, 2012, and the results of their operations and their cash flows for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), R.G. Barry Corporation’s internal control over financial reporting as of June 29, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

September 11, 2013

R.G. BARRY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 29, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,806	$16,112
Short-term investments	17,694	25,599
Accounts receivable:
Trade (less allowances of $2,567 and $1,786, respectively)	16,593	13,011
Other	162	165
Inventory	24,239	21,149
Deferred tax assets	2,559	2,190
Prepaid expenses	1,111	674

Total current assets	84,164	78,900

Property, plant and equipment, at cost	13,316	12,238
Less accumulated depreciation and amortization	9,138	8,052

Net property, plant and equipment	4,178	4,186

Deferred tax assets-noncurrent	1,896	4,043
Goodwill	15,622	15,510
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $4,563 and $2,798, respectively)	12,112	13,530
Other assets	3,081	2,897

Total assets	$130,253	$128,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$—	$1,750
Current installments of long-term debt	4,286	4,286
Accounts payable	10,655	10,962
Accrued expenses	4,899	5,701

Total current liabilities	19,840	22,699

Long-term debt, excluding current installments	16,071	20,357
Accrued retirement costs and other	7,165	10,803

Total liabilities	43,076	53,859

Commitments and contingencies
Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A shares, 225 Series II Junior Participating Class A shares and 1,000 Class B shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,291 and 11,182 shares, respectively (excluding treasury shares of 1,085 and 1,048, respectively)	11,291	11,182
Additional capital in excess of par value	23,282	22,281
Accumulated other comprehensive loss	(9,410)	(11,679)
Retained earnings	62,014	52,623

Total shareholders’ equity	87,177	74,407

Total liabilities and shareholders’ equity	$130,253	$128,266

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Fiscal Years Ended June 29, 2013, June 30, 2012 and July 2, 2011

(in thousands, except per common share data)

	2013	2012	2011
Net sales	$147,013	$155,938	$129,568
Cost of sales	83,069	88,770	81,405

Gross profit	63,944	67,168	48,163
Selling, general and administrative expenses	42,964	43,795	36,483

Operating profit	20,980	23,373	11,680
Interest income	110	131	163
Interest expense	(720)	(895)	(370)
Other income	1,141	651	365

Income before income tax	21,511	23,260	11,838
Income tax expense	8,254	8,711	4,328

Net earnings	$13,257	$14,549	$7,510

Net earnings per common share
Basic	$1.17	$1.30	$0.68

Diluted	$1.15	$1.27	$0.67

Weighted average number of common shares outstanding
Basic	11,352	11,207	11,097

Diluted	11,530	11,414	11,227

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Fiscal Years Ended June 29, 2013, June 30, 2012 and July 2, 2011

(in thousands)

	2013	2012	2011
Net earnings	$13,257	$14,549	$7,510
Other comprehensive income adjustments:
Cash flow hedging derivative:
Reclassification for interest paid on interest rate contract	212	250	94
Income tax effect	(82)	(97)	(36)
Unrealized loss on interest contract	(41)	(458)	(350)
Income tax effect	15	177	131

Total from cash flow hedging derivatives	104	(128)	(161)
Pension plans:
Reclasification of actuarial loss	1,799	1,377	1,219
Income tax effect	(702)	(537)	(451)
Prior service cost amortization	—	13	42
Income tax effect	—	(5)	(16)
Deferred net gain (loss) on assets and liabilities	1,751	(3,536)	2,729
Income tax effect	(683)	1,379	(1,010)

Total from pension plans	2,165	(1,309)	2,513

Other comprehensive income (loss)	2,269	(1,437)	2,352

Comprehensive income	$15,526	$13,112	$9,862

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION

Consolidated Statements of Shareholders’ Equity

Fiscal Years Ended June 29, 2013, June 30, 2012 and July 2, 2011

(in thousands)

	Common shares	Additional capital in excess of par value	Accumulated other comprehensive (loss)	Retained earnings	Net shareholders’ equity
Balance at July 3, 2010	$10,930	$19,195	$(12,594)	$37,065	$54,596
Net earnings	—	—	—	7,510	7,510
Other comprehensive income			2,352		2,352
Stock-based compensation expense on equity awards	—	1,186	—	—	1,186
Stock-based compensation tax benefit realized	—	128	—	—	128
Unrestricted common shares issued, restricted stock units vested, and stock options exercised, net of common shares withheld for taxes	123	(238)	—	—	(115)
Dividends declared at $0.28 per common share	—	—	—	(3,134)	(3,134)

Balance at July 2, 2011	$11,053	$20,271	$(10,242)	$41,441	$62,523
Net earnings	—	—	—	14,549	14,549
Other comprehensive loss			(1,437)		(1,437)
Stock-based compensation expense on equity awards	—	1,107	—	—	1,107
Stock-based compensation tax benefit realized	—	123	—	—	123
Unrestricted common shares issued, restricted stock units vested, and stock options exercised, net of common shares withheld for taxes	129	780	—	—	909
Dividends declared at $0.30 per common share	—	—	—	(3,367)	(3,367)

Balance at June 30, 2012	$11,182	$22,281	$(11,679)	$52,623	$74,407

Net earnings	—	—	—	13,257	13,257
Other comprehensive income			2,269		2,269
Stock-based compensation expense on equity awards	—	1,080	—	—	1,080
Stock-based compensation tax benefit realized	—	286	—	—	286
Unrestricted common shares issued, restricted stock units vested, and stock options exercised, net of common shares withheld for taxes	109	(365)	—	—	(256)
Dividends declared at $0.34 per common share	—	—	—	(3,866)	(3,866)

Balance at June 29, 2013	$11,291	$23,282	$(9,410)	$62,014	$87,177

See accompanying notes to consolidated financial statements.

R.G. BARRY CORPORATION

Consolidated Statements of Cash Flows

Fiscal Years Ended June 29, 2013, June 30, 2012 and July 2, 2011

(in thousands)

	2013	2012	2011
Operating activities:
Net earnings	$13,257	$14,549	$7,510
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,807	3,045	1,891
Loss on disposal of property, plant and equipment, net	—	48	10
Deferred income tax expense	325	976	932
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(286)	(123)	(128)
Stock-based compensation expense on equity awards and issuance of unrestricted stock for services rendered	1,337	1,327	1,186
Change in customer return and program accruals	781	(1,736)	76
Changes in:
Accounts receivable, gross	(4,040)	379	420
Inventory	(2,433)	4,350	(7,089)
Prepaid expenses and other assets	(785)	200	42
Accounts payable	(321)	1,080	4,414
Accrued expenses	(1,083)	3,875	(3,038)
Accrued retirement costs, net	65	(2,385)	(3,659)
Other liabilities	18	(268)	(29)

Net cash provided by operating activities	9,642	25,317	2,538

Investing activities:
Funds used in purchase of short-term investments	(22,885)	(42,435)	(9,865)
Proceeds from the sale of short-term investments	30,790	32,401	22,254
Purchases of property, plant and equipment	(1,055)	(1,834)	(676)
Acquisitions	(1,236)	—	(47,750)

Net cash provided by (used in) investing activities	5,614	(11,868)	(36,037)

Financing activities:
Proceeds from long-term debt	—	—	30,000
Repayment of short-term and long-term debt	(6,036)	(3,929)	(1,525)
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	286	123	128
Proceeds from common shares issued	25	704	107
Dividends paid	(3,837)	(3,342)	(3,092)

Net cash (used in) provided by financing activities	(9,562)	(6,444)	25,618

Net increase (decrease) in cash and cash equivalents	5,694	(7,005)	(7,881)
Cash and cash equivalents at the beginning of the year	16,112	9,107	16,988

Cash and cash equivalents at the end of the year	$21,806	$16,112	$9,107

Supplemental cash flow disclosures:
Interest paid	$754	$779	$352
Income taxes paid, net of taxes refunded	7,670	7,235	2,599

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

(1)	Summary of Significant Accounting Policies

(a)	Principal Business Activity

R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries, including Foot Petals, Inc. and Baggallini, Inc. (collectively, the “Company”), in designing, sourcing, marketing and distributing footwear, foot and shoe care products and hand bags, tote bags and other travel accessories. The Company operates in two reportable segments: (1) Footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear; and (2) Accessories with products including foot and shoe care products, handbags, tote bags and other travel accessories. The Company’s products are sold predominantly in North America through the accessory sections of department stores, national chain stores, warehouse clubs, specialty and independent stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.

The Company’s reporting period is a fifty-two-week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. For definitional purposes, as used herein, the terms listed below include the respective periods noted:

Fiscal 2013	52 weeks ended June 29, 2013
Fiscal 2012	52 weeks ended June 30, 2012
Fiscal 2011	52 weeks ended July 2, 2011

(b)	Principles of Consolidation

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

Cash includes deposits with banks and other financial institutions, which are accessible at any time without prior notice or penalty. Cash equivalents include $18,539 and $13,620 in money market accounts at June 29, 2013 and June 30, 2012, respectively, with original maturities of three months or less.

(e)	Short-Term Investments

At June 29, 2013, as part of its cash management and investment program, the Company maintained a portfolio of $17,694 in short-term investments, including $11,705 in marketable investment securities consisting of variable rate demand notes and $5,989 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and include several commercial paper investments, which matured in August, 2013. Held-to-maturity debt

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

securities are those debt securities as to which the Company has the ability and intent to hold until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

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

Depreciation and amortization expense has been computed using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense is reflected as part of selling, general and administrative expenses in the accompanying consolidated statements of income. For fiscal 2013, fiscal 2012, and fiscal 2011, depreciation expenses of $1,086, $1,348, and $1,378, respectively, have been reported in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

and promotions and sales incentive allowances on current and historical trends and experience.

Allowances established for returns were approximately $618 and $587 at the end of fiscal 2013 and fiscal 2012, respectively, and are classified in trade accounts receivable on the accompanying consolidated balance sheets; these allowances were for specific spring season programs initiated with certain customers in each respective fiscal year. During fiscal 2013 and fiscal 2012, the Company recorded approximately $2,192 and $4,654, respectively, as the sales value of merchandise returned by customers.

Allowances for promotions, cooperative advertising and other sales incentives established at the end of fiscal 2013 and fiscal 2012 were approximately $1,903 and $1,142, respectively, and are classified in trade accounts receivable on the accompanying consolidated balance sheets. Charges to revenue for consumer promotion, cooperative advertising and other sales incentive activities, including support for display fixtures, for fiscal 2013, fiscal 2012, and fiscal 2011 were approximately $8,075, $10,611 and $13,828, respectively.

(j)	Distribution and Warehousing Costs

Distribution and warehousing costs for finished product, including occupancy costs, are classified within selling, general and administrative expenses in the accompanying consolidated statements of income. These costs amounted to $7,256, $7,763, and $6,872 for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

(k)	Advertising and Promotion

The Company uses a variety of programs to advertise and promote the sale of its products to customers and consumers. Customer advertising is expensed as incurred. The cost of consumer advertising is expensed when first used. For fiscal 2013, fiscal 2012, and fiscal 2011, advertising and promotion expenses of $2,290, $3,308, and $4,924, respectively, have been reported in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to recognize and classify any interest and penalties associated with unrecognized tax benefits relating to uncertain tax positions as part of the Company’s income tax expense.

(m)	Per Common Share Information

Basic net earnings per common share are based on the weighted average number of common shares outstanding during each reporting period. Diluted net earnings per common share are based on the weighted average number of common shares outstanding as well as, when their effect is dilutive, potential common shares consisting of certain common shares subject to stock options and restricted stock units.

(n)	Shareholders’ Equity

The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of the stock-based compensation is accounted for as an equity instrument, and expense is recognized over the service period for the entire award. This recognition is subject to the requirement that the cumulative amount of stock-based compensation expense recognized at any point in time must be at least equal to the portion of the grant-date fair value of the award that is vested at that date. The Company also issues performance-based restricted stock units, where a defined portion of the award, if earned, is to be settled in common shares and a portion is to be settled in cash with the amount to be paid equivalent in market value to the common shares underlying the restricted stock units granted at the time of settlement. This “cash” portion of the award is treated as a liability award, with mark to market adjustments made in expense recognition over the term of the award for those units to be settled in cash payment to the respective grantee. The time-based portion and the portion of the performance-based award to be settled by cash payment are recognized in expense ratably over the three-year term of the grant, with expense related to units underlying the cash payment portion adjusted based on changes in market value of common shares over that period prior to settlement. The portion of the performance-based award to be settled by issuance of common shares is recognized in expense over the grant term using a tranche method for the respective segments expected to be settled.

The R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan (the “2005 Plan”) is the only equity-based compensation plan under which future awards may be made to employees of the Company and non-employee directors of R.G. Barry Corporation other than the employee stock purchase plan in which employees of the Company may participate, as described in further detail in “Note (12) – Shareholders’ Equity”. The Company’s previous equity-based compensation plans remained in effect with respect to the then outstanding awards following the approval of the 2005 Plan.

During fiscal 2013, fiscal 2012, and fiscal 2011, the Company recognized net excess federal, state and local tax benefit of $286, $123, and $128, respectively, associated with stock-based compensation and recognized this excess benefit as an addition to the paid-in capital account. Excess tax benefits are recognized only when they impact taxes paid or payable.

(o)	Fair Value Measurements

Fair value measurements of assets and liabilities are recognized or disclosed in the financial statements based upon a fair value hierarchy that prioritizes the inputs to valuation techniques

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

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

(p)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The carrying value of long-lived assets including property, plant and equipment and intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in the consolidated statements of income. There were no impairment indicators present during the fiscal year ended June 29, 2013.

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

The Company adopted ASU 2011-8 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and early adopted ASU 2012-2, Intangibles-Goodwill

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, and performed a qualitative assessment for its annual impairment test evaluation during the second quarter of fiscal 2013 on goodwill and indefinite life intangible assets. In conducting the qualitative assessment, the Company considered relevant events and circumstances that affect the fair value or carrying amount of a reporting unit and indefinite life intangible assets. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considered the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit and indefinite life intangible assets’ fair value with its carrying amount. The Company placed more weight on the events and circumstances that most affect a reporting unit and indefinite life intangible assets’ fair value or the carrying amount of its net assets. The Company considered positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit and indefinite life intangible assets are less than its carrying amount. The Company also considered recent valuations of its reporting units and indefinite life intangible assets, including the difference between the most recent fair value estimate and the carrying amount. These factors were all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. If management had concluded that further testing was required, the Company would have performed a quantitative valuation to estimate the fair value of its reporting units and indefinite life intangible assets.

After assessing all relevant events and circumstances and their potential impact on significant inputs to the fair value determination, the Company determined that it is not more likely than not that the reporting unit’s carrying value exceeded its fair value during fiscal 2013.

(q)	Allowances Granted to Resellers

The Company provided consideration to customers in the form of discounts and other allowances, which were reflected as a reduction of net sales of approximately $9,607, $9,746, and $12,150 for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

(r)	Derivative Instruments and Hedging

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

At the end of each quarter, the interest rate contract is recorded on the consolidated balance sheet at fair value and re-tested under GAAP criteria to determine and/or reconfirm status with regards to being an effective cash flow hedge. If determined to be effective, any gain or loss outstanding on the interest rate contract is recorded to other comprehensive income

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

(loss). If some or the entire interest rate contract is deemed ineffective as a cash flow hedge, any gain or loss on the ineffective portion of the interest rate contract is recognized immediately in earnings.

(s)	Recently Issued Accounting Standards

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

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net earnings if the amount being reclassified is required under U.S. generally accepted principles to be reclassified in its entirety in the same reporting period to net earnings. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Since this update addresses only financial reporting disclosures, the Company does not expect it to have a direct material impact on the Company’s financial statements.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

(2)	Fair Value Measurements

Fair Value of Financial Instruments

Cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term notes payable, as reported in the consolidated financial statements, approximate their fair value because of the short-term maturity of those instruments. The fair value of the Company’s long-term debt is based on the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value. The fair value of the Company’s long-term debt is disclosed in “Note (6) — Short-term Notes Payable and Long-Term Debt”.

The following table presents assets and liabilities that were measured at fair value on a recurring basis at June 29, 2013:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$11,705	—	$11,705	—

Total	$11,705	—	$11,705	—

Liabilities:
Interest rate contract	$301	—	$301	—

Total	$301	—	$301	—

The following table presents assets and liabilities that were measured at fair value on a recurring basis at June 30, 2012:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$17,145	—	$17,145	—

Total	$17,145	—	$17,145	—

Liabilities:
Interest rate contract	$472	—	$472	—

Total	$472	—	$472	—

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

(3)	Inventory

Inventory by category at June 29, 2013 and June 30, 2012 consisted of the following:

	2013	2012
Raw materials	$—	$666
Finished goods	24,239	20,483

Total Inventory	$24,239	$21,149

Inventory was valued at the lower of cost or market at the end of fiscal 2013 and the end of fiscal 2012; adjustments to market at the end of each of these periods were $485 and $582, respectively.

Inventory adjustments to reduce cost to market recognized as a part of cost of sales were $560, $776, and $2,114 in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

(4)	Property, Plant and Equipment

Property, plant and equipment at cost at June 29, 2013 and June 30, 2012 consisted of the following:

	2013	2012	Estimated life in years
Land and improvements	$290	$279	5–15
Buildings and improvements	3,782	3,782	5–45
Machinery and equipment	8,114	6,050	2–10
Leasehold improvements	960	906	2–6
Construction in progress	170	1,221

Total property, plant and equipment	$13,316	$12,238
Less total accumulated depreciation	9,138	8,052

Net property, plant and equipment	$4,178	$4,186

(5)	Goodwill and Other Intangible Assets

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

Goodwill and indefinite life intangible assets included the following:

	Goodwill	Trade names
Balance as of July 2, 2011	$15,510	$9,200
Acquired during fiscal 2012	—	—

Balance as of June 30, 2012	$15,510	$9,200
Acquired during fiscal 2013	112	—

Balance as of June 29, 2013	$15,622	$9,200

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

Other intangible assets included the following:

	June 29, 2013
	Weighted average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,738	$(3,901)	$11,837
Trademarks, patents and fees	5 years	937	(662)	275

Total amortizing intangible assets		$16,675	$(4,563)	$12,112

	June 30, 2012
	Weighted average amortization period	Gross Carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,600	$(2,198)	$13,402
Trademarks, patents and fees	5 years	728	(600)	128

Total amortizing intangible assets		$16,328	$(2,798)	$13,530

The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $1,765, $1,739 and $625 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying consolidated statements of income.

Based on the Company’s amortization methods, remaining customer relationships and trademarks, patents and fees costs will be recognized as amortization expense of $1,798, $1,789, $1,780, $1,766 and $1,549 in each of the next five years, respectively. The Company would accelerate the expensing of these costs should circumstances change and an impairment condition be determined for customer relationships, trademarks or patents that have a remaining value.

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

Under the terms of the New Facility, Huntington is obligated to advance funds to the Company for a period of three years under a revolving credit facility (the “Revolving Credit Facility”). The Company may have outstanding indebtedness of up to $5,000 under the Revolving Credit Facility

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

from January through June of each calendar year and up to $10,000 from July through December of each calendar year. Under the terms of the New Facility, the Company may request that Huntington increase the Revolving Credit Facility by an amount of up to $5,000. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to the 30-day LIBOR rate plus 1.75% and the applicable rate on this Revolving Credit Facility was 1.94% at June 29, 2013. Additionally, the Company agreed to pay a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, as well as a one-time $25 deemed to be paid facility fee effective as of March 1, 2011 in connection with the Revolving Credit Facility. The facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must be without any outstanding borrowings for at least 30 consecutive days during each period commencing on July 1 and continuing through June 30 of the following year. At June 29, 2013, there were no outstanding borrowings under the Revolving Credit Facility. At June 29, 2013, the Company had available borrowing capacity under the Revolving Credit Facility of $5,000.

Under the terms of the New Facility, the Company borrowed $30,000 in funds made available under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15,000 on March 1, 2011 and the remaining $15,000 on March 31, 2011. The Company started making equal monthly principal payments in the amount of $357, together with accrued interest, beginning on April 1, 2011, with the then remaining outstanding balance and accrued interest due and payable on March 1, 2016. The interest rate under the Term Loan Facility is a rate equal to LIBOR plus 1.85%. As required under the terms of the New Facility, the Company entered into an interest rate contract that provided for a fixed interest rate of 3.94% on a notional amount equal to fifty percent of the outstanding principal balance of the term loan. See “Note (7) — Derivative Instruments and Hedging Activities”.

The Company paid Huntington a one-time facility commitment fee of $75 in connection with the Term Loan Facility, and this fee is being amortized over the term of the term loan. The applicable interest rate on the Term Loan Facility at June 29, 2013 was 2.04% based on a 30-day LIBOR rate of .19% on that date.

Under the terms of the New Facility, the Company is required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which has been and will continue to be calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ended March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which has been and will continue to be calculated quarterly beginning with the fiscal quarter ended on March 31, 2012 and (c) maintaining a consolidated net worth of at least $52,000, increased annually by an amount equal to 50% of the Company’s consolidated net earnings subsequent to June 29, 2013. At June 29, 2013, the Company was in compliance with all of these financial covenants.

The fair value of the Company’s long-term debt is based upon the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value. Long-term debt consisted of the following:

	June 29, 2013	June 30, 2012
Long-term debt	$20,357	$24,643
Less current installments	4,286	4,286

Long-term debt excluding current installments	$16,071	$20,357

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

The aggregate minimum principal maturities of the long-term debt for each of the next three years following fiscal 2013 are as follows:

2014	$4,286
2015	4,286
2016	3,571
2016 due at end of term loan	8,214

$20,357

(7)	Derivative Instruments and Hedging Activities

The Company may utilize derivative financial instruments to manage exposure to certain risks related to its ongoing operations. The primary risk managed through the use of derivative instruments is interest rate risk. In January 2011, the Company entered into an interest rate contract with an initial notional amount of $15,000 and a maturity date of March 1, 2016 to hedge the changes in cash flows attributable to changes in the LIBOR rate associated with the Term Loan Facility. Under this interest rate contract, the Company pays a fixed interest rate of 3.94% and receives a variable rate based on LIBOR plus 1.85%. The notional amount of this interest rate contract is required to be 50% of the amount of the term loan through the expiration of the term loan under the Term Loan Facility described in “Note (6) — Short-term Notes Payable and Long-term Debt”.

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

Refer to “Note (2) — Fair Value Measurements” for additional information regarding the fair value of the derivative instrument.

The following table summarizes the fair value of the Company’s derivative instrument and the line items in which it was recorded in the consolidated balance sheets at June 29, 2013 and June 30, 2012:

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

		Liability Derivative Fair Value
	Balance Sheet Location	at June 29, 2013	at June 30, 2012
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$156	$186
	Accrued retirement costs and other	145	268

		$301	$472

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

The following table summarizes the loss recognized in OCI and the loss reclassified from accumulated OCI into income before income tax for the derivative instrument designated as a cash flow hedge during the fiscal year ended June 29, 2013:

	Gross Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) Excluded from Effectiveness Testing	Loss (Ineffective Portion) Excluded from Effectiveness Testing
Interest rate contract	$41	Interest expense	$212	Interest expense	$—

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

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

The estimated net amount of the loss in accumulated OCI at June 29, 2013 expected to be reclassified into income before income tax within the next twelve months is $156.

(8)	Lease Commitments

The Company occupies certain distribution and office sales facilities under cancelable and noncancelable operating lease arrangements. A summary of the noncancelable operating lease commitments at June 29, 2013 is as follows:

2014	$557
2015	201
2016	1

$759

Substantially all of these operating lease agreements have no further contractual renewals and require the Company to pay insurance, taxes and maintenance expenses. Rent expense under cancelable and non-cancelable operating lease arrangements in fiscal 2013, fiscal 2012, and fiscal 2011 was $765, $1,098 and $1,028, respectively.

(9)	Income Taxes

Income tax expense for fiscal 2013, fiscal 2012, and fiscal 2011, consisted of the following:

	2013	2012	2011
Current expense:
Federal	$6,768	$6,538	$2,959
State	1,161	1,197	437

	7,929	7,735	3,396
Deferred expense	325	976	932

Total expense	$8,254	$8,711	$4,328

The difference between income taxes computed by applying the statutory federal income tax rates of 35%, 35%, and 34% in fiscal 2013, fiscal 2012, and fiscal 2011, respectively, and income tax expense reported in the consolidated statements of income is:

	2013	2012	2011
Computed “expected” tax expense	$7,529	$8,141	$4,025
State income taxes expense, net of federal income tax	785	915	361
Revaluation of net deferred tax assets	—	(338)	—
Other, net	(60)	(7)	(58)

Total expense	$8,254	$8,711	$4,328

The tax effects of temporary differences and loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

	2013	2012
Deferred tax assets:
Current assets	$1,190	$895
Accrued expenses	1,435	1,366
Pension liability	5,421	6,806
Interest rate contract liability	106	175
Capital loss carryforward	—	508

Total deferred tax assets	8,152	9,750
Less valuation allowance	—	(508)

Deferred tax assets, net	8,152	9,242
Deferred tax liabilities:
Accrued pension costs	2,505	2,559
Acquisition intangible assets and expenses	650	270
Prepaid insurance	63	70
Property, plant and equipment	479	110

Total deferred tax liabilities	3,697	3,009

Net deferred tax assets	$4,455	$6,233

During fiscal 2012, the Company concluded, based on its forecast of future operations and estimated federal, state and local effective tax rates, the likely rate at which net temporary differences would reverse had changed. Accordingly, deferred tax assets and liabilities, as of the beginning of fiscal 2012, were revalued at a higher tax rate resulting in a deferred tax benefit of $338, which was recorded during the fourth quarter of fiscal 2012.

The net temporary differences incurred to date will reverse in future periods as the Company generates taxable earnings. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable earnings to realize the net deferred tax assets recorded.

During fiscal 2013, the capital loss carryforward related to the 2007 sale of Fargeot expired unused, consequently the capital loss carry forward deferred tax asset and the related valuation reserve of $508 were reversed.

At the end of fiscal 2013, fiscal 2012 and fiscal 2011, there were no net operating loss carryforwards available for U.S. federal, state, and local income tax purposes.

The Company did not record an accrual for tax related uncertainties or unrecognized tax positions at the end of fiscal 2013 or the end of fiscal 2012. The Company does not expect a change to the reserve for uncertain tax positions within the next twelve months that would have a material impact on the consolidated financial statements. The Company recorded no interest or penalties during or at the end of fiscal 2013, fiscal 2012, and fiscal 2011 in either its consolidated statement of income or consolidated balance sheet.

The Company files a consolidated U.S. Federal income tax return and consolidated and separate company income tax returns in various state and local jurisdictions. Generally, the Company is no longer subject to income tax examinations by federal tax authorities through the tax year ended July 2, 2011 and by state and local tax authorities for the tax years through June 28, 2008.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

(10)	Accrued Expenses

Accrued expenses at June 29, 2013 and June 30, 2012 consisted of the following:

	2013	2012
Salaries and wages	$3,129	$3,537
Other taxes	68	147
Current pension liabilities	660	655
Other	1,042	1,362

	$4,899	$5,701

(11)	Employee Retirement Plans

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

The funded status of the ARP and the SRP and the accrued retirement costs, measured on June 29, 2013 and June 30, 2012, respectively, were:

	ARP		SRP
	2013	2012	2013	2012
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$35,721	$32,778	$7,710	$7,620
Interest cost	1,430	1,644	306	379
Actuarial (gain) loss	(1,674)	3,675	(115)	397
Benefits paid	(2,331)	(2,376)	(659)	(686)

Benefit obligation at the end of the year	$33,146	$35,721	$7,242	$7,710

Change in plan assets:
Fair value of plan assets at the beginning of the year	$32,610	$29,238	$—	$—
Actual return on plan assets	1,936	2,639	—	—
Contributions	936	3,286	659	686
Expenses	(176)	(177)	—	—
Benefits paid	(2,331)	(2,376)	(659)	(686)

Fair value of plan assets at end of the year	$32,975	$32,610	$—	$—

Funded status at end of the year	$(171)	$(3,111)	$(7,242)	$(7,710)

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

Current liabilities	$—	$—	$(660)	$(655)
Noncurrent liabilities	(171)	(3,111)	(6,582)	(7,055)

Net pension liability at end of year	$(171)	$(3,111)	$(7,242)	$(7,710)

Amounts recognized in accumulated other comprehensive loss-pretax for net actuarial loss	$11,701	$15,034	$2,134	$2,350

	ARP		SRP
	2013	2012	2013	2012
Other changes in plan assets and benefit obligations recognized in other comprehensive loss-pretax
Net actuarial (gain) loss	$(1,635)	$3,139	$(116)	$397
Amortization of:
Prior service cost	—	—	—	(13)
Net actuarial losses	(1,699)	(1,292)	(100)	(85)

Total recognized in comprehensive loss	$(3,334)	$1,847	$(216)	$299

Actuarial gains and losses on assets reflect the differences between expected and actual rates of return on pension plan assets. Actuarial gains and losses on pension obligations primarily reflect the effect of changes in discount rate on the measure of pension liabilities at the end of each fiscal year and demographic differences between actual and projected mortality and other factors. The actuarial loss reported for pension obligations in fiscal 2013 reflects primarily the decrease of 106 basis points in the discount rate from the end of fiscal 2012 through fiscal 2013. The estimated net actuarial loss for the defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2014 are $1,375 and $93, respectively.

At June 29, 2013, expected benefit payments to plan participants in the ARP and the SRP for each of the next five years and the five-year period thereafter in the aggregate are:

	ARP	SRP
2014	$2,399	$660
2015	2,368	695
2016	2,383	688
2017	2,375	677
2018	2,374	664
2019-2023	11,616	3,002

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

	2013	2012	2011
Weighted average assumptions used to determine net costs for both the ARP and the SRP:
Discount rate	4.14%	5.20%	5.02%
Expected return on plan assets	6.00%	6.75%	7.90%
Components of Net Periodic Benefit Cost:
Interest cost	$1,736	$2,023	$1,974
Expected return on plan assets	(1,799)	(1,926)	(2,043)
Net amortization	1,799	1,390	1,261

Total pension expense	$1,736	$1,487	$1,192

	2013	2012	2011
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.58%	4.14%	5.20%

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

The qualified plan assets invested as of the measurement date for fiscal 2013 and for fiscal 2012 were as follows:

	2013	2012
Cash and equivalents	2%	2%
Domestic equities	19%	18%
Domestic fixed income securities	64%	65%
Foreign equities	15%	15%

Total pension plan assets invested	100%	100%

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

The table below highlights assets held in trust in the ARP, and the fair value categories applicable to the various investments held at June 29, 2013:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and equivalents	$706	$706	$—	$—
Domestic equities	6,096	6,096	—	—
Domestic fixed income securities	21,127	21,127	—	—
Foreign equities	5,046	5,046	—	—

Total pension plan assets	$32,975	$32,975	$—	$—

The table below highlights assets held in trust in the ARP, and the fair value categories applicable to the various investments held at June 30, 2012:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and equivalents	$762	$762	$—	$—
Domestic equities	5,833	5,833	—	—
Domestic fixed income securities	21,231	21,231	—	—
Foreign equities	4,784	4,784	—	—

Total pension plan assets	$32,610	$32,610	$—	$—

The expected return on plan assets used in the pension computations for the qualified ARP is based on management’s best judgment of future anticipated performance of those invested assets based on past long-term experience and judgment on how future long-term performance will occur.

The Company’s SRP is unfunded and payments, as required, are made when due from the Company’s general funds. In fiscal 2014, the Company anticipates total payments and qualified plan contributions of $1,314 related to its SRP and ARP.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

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

The Company sponsors a 401(k) plan for all its eligible salaried and non-salaried employees. Effective January 1, 2005, the Company adopted a 3% non-contributory Safe Harbor 401 provision for all eligible plan participants. The Company’s contributions in cash to the 401(k) plan were $243, $269, and $267 for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

(12)	Shareholders’ Equity

As of June 29, 2013, there were approximately 106 employees of the Company and seven non-employee directors of R.G. Barry Corporation who were eligible to participate in the 2005 Plan.

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

At June 29, 2013, the number of common shares available for future grants pursuant to the 2005 Plan was 313,000.

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

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

Prior to the 2005 Plan, the Company had various equity-based compensation plans, under which ISOs and NQs had been granted, some of which remain outstanding. All outstanding ISOs and NQs are currently exercisable for periods of up to ten years from the date of grant at exercise prices of not less than the fair market value of the underlying common shares at the grant date.

The Company recorded, as part of selling, general and administrative expenses, $1,694 and $1,555 of stock-based compensation expense for fiscal 2013 and fiscal 2012, respectively. This amount includes expense from all ISOs, NQs and RSUs granted whether to be settled with the issuance of common shares or by equivalent cash payment, and the value of common shares issued for services rendered by members of the Board of Directors of R.G. Barry Corporation.

The total unrecognized compensation cost of RSUs granted but not yet vested as of June 29, 2013 was approximately $906. The Company expects to recognize the total remaining compensation cost with respect to these RSUs over the weighted-average period of approximately two years.

Total unrecognized compensation cost of stock options granted, but not yet vested, as of June 29, 2013 was $7. This amount is expected to be recognized over the remaining pro-rata vesting period of one year associated with these stock option grants. The following assumptions were used to value these stock options:

Dividend yield	2.6%
Expected volatility	48.4%
Risk-free interest rate	1.4%
Expected term	3 years

The risk-free interest rate was based on the United States Treasury daily yield curve rates for the expected term of the stock options. The expected volatility was based on the historical volatility of the common shares of R.G. Barry Corporation.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

Plan activity for grants under the 2005 Plan and the other equity-based compensation plans under which ISOs and NQs have been granted was as follows:

	Number of common shares subject to ISOs	Number of common shares subject to NQs	Weighted- average exercise price
Outstanding at July 3, 2010	36,000	105,500	$6.11
Granted	—	12,300	11.36
Exercised	(13,300)	(5,000)	5.85
Expired/Cancelled	—	—	—

Outstanding at July 2, 2011	22,700	112,800	$6.63
Granted	—	—	—
Exercised	(15,200)	(94,200)	6.43
Expired/Cancelled	—	(1,600)	12.55

Outstanding at June 30, 2012	7,500	17,000	$7.12
Granted	—	—	—
Exercised	(7,500)	—	3.27
Expired/Cancelled	—	—	—

Outstanding at June 29, 2013	—	17,000	$8.82

Options exercisable at June 29, 2013	—	13,400

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 29, 2013	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at June 29, 2013	Weighted- average exercise price
$2.51 – 5.00	6,300	0.2	$4.78	6,300	$4.78
5.01 – 10.00	—	—	—	—	—
10.01 – 15.00	10,700	7.7	11.18	7,100	11.18

	17,000			13,400

The intrinsic values of the stock options exercisable and outstanding at the end of fiscal 2013 were $108 and $126, respectively. The intrinsic value of stock options exercised during fiscal 2013 was $75.

At the end of fiscal 2013, fiscal 2012, and fiscal 2011, the stock options outstanding under these equity-based compensation plans were held by 4, 5 and 9 individuals, respectively, and had expiration dates ranging from 2013 to 2021.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

Consistent with its non-employee director’s compensation policy, the Company also awarded an aggregate of 18,711 common shares (i.e., unrestricted stock) with immediate vesting to the non-employee directors of R.G. Barry Corporation during the second quarter of fiscal 2013. The aggregate fair value of this award of common shares was $257 based on the market price of the Company’s common shares at the date of grant, and was included as part of the total stock-based compensation expense cited above.

The intrinsic value of RSUs that vested during fiscal 2013 was $1,771.

During fiscal 2013 and fiscal 2012, the Company granted performance-based RSUs to certain members of management. Each performance-based RSU is equivalent to one common share. The number of RSUs eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company, at certain established minimum, target and maximum levels, for the fiscal year in which such performance-based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of RSUs underlying the award eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those RSUs will be settled.

The performance-based RSUs described in the preceding paragraph will be settled, if eligible, through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement.

The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered to the Company over the following two-fiscal-year periods, with annual pro rata vesting based on employment during the relevant fiscal year and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled.

Based on the diluted earnings per share achieved by the Company for fiscal 2013 and fiscal 2012, the number of total performance-based RSUs eligible for settlement was computed at 63,000 and 105,200, respectively, of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity awards for fiscal 2013 and fiscal 2012 was determined based on the weighted average closing market price of a common share at the date of grant of $14.74 and $10.51, respectively. Similarly, the fair value of the cash settlement awards was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the vesting period of the awards.

In addition, consistent with its employee compensation policy, the Company granted an aggregate of 19,300 time-based RSUs, which vest in equal annual installments over three years, to certain members of management.

At the end of fiscal 2013, fiscal 2012, and fiscal 2011, RSUs outstanding under the 2005 Plan were held by 31, 27 and 26 employees, respectively, and had vesting dates ranging from 2014 to 2018. These RSU vesting dates were subject to partial acceleration on an annual basis if certain Company financial performance objectives were achieved for the applicable fiscal year.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

The following is a summary of the status of the Company’s time-based RSUs as of June 29, 2013, June 30, 2012, and July 2, 2011 and activity during the fiscal years then ended:

	2013		2012		2011
	RSUs	Weighted average grant- date fair value	RSUs	Weighted average grant- date fair value	RSUs	Weighted average grant- date fair value
Unvested at beginning of the year	324,900	$8.43	319,900	$8.24	314,000	$7.49
Granted	19,400	14.74	24,100	10.51	124,500	9.92
Vested	(102,200)	8.38	(4,200)	6.46	(94,600)	8.05
Forfeited/Cancelled	(17,100)	8.47	(14,900)	8.40	(24,000)	7.80

Unvested at the end of the year	225,000	$10.59	324,900	$8.43	319,900	$8.24

Activity for fiscal 2013 with respect to performance-based RSUs, with future settlement at vesting in common shares, was as follows:

	Number of common shares underlying RSUs	Grant Date Fair Value
Unvested at June 30, 2012	51,900	$10.51
Granted, based on diluted earnings per share for the Company for fiscal 2013	31,800	14.74
Vested	(17,300)	10.51
Forfeited/Cancelled	(1,400)	12.09

Unvested at June 29, 2013	65,000	$12.53

Fiscal 2013 grants to various members of management were accounted for as cash settlement awards (based on expected diluted earnings per share by the Company for fiscal 2013) for which the fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each reporting period based on the corresponding market price of a common share of the Company.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

(13)	Net Earnings per Common Share

The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	2013	2012	2011
Numerator:
Net earnings	$13,257	$14,549	$7,510

Denominator (in thousands):
Weighted-average common shares outstanding	11,352	11,207	11,097
Effect of potentially dilutive securities: employee stock options and RSUs	178	207	130

Weighted-average common shares outstanding, assuming dilution	11,530	11,414	11,227

Basic net earnings per common share	$1.17	$1.30	$0.68

Diluted net earnings per common share	$1.15	$1.27	$0.67

The Company excludes stock options to purchase common shares from the calculation of diluted earnings per common share when they are anti-dilutive, measured using the average market price of the underlying common shares during that fiscal year. Stock options excluded from the computation of diluted net earnings per common share for fiscal 2013, fiscal 2012, and fiscal 2011 were 0, 3,000, and 5,000, respectively.

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

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

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

Acquisition of assets of Moseylife Company Limited (“Mosey”)

On March 29, 2013, the Company purchased selected assets including accounts receivable, finished goods inventory, trade names and various other assets and paid $1,236 in cash in its acquisition of the business assets of Mosey. Mosey develops and markets handbags that, feature more “fashion” elements and higher retail prices and are targeted toward a younger demographic than those sold by Baggallini. Mosey is managed and reported within the Company’s Baggallini business unit as part of the Accessories segment. The product lines, customer bases and core values of the Company and this acquired business have numerous synergies. As a result, this acquisition is expected to be an integral part of the Company’s long-range vision and strategic growth plans for its Accessories segment. The goodwill of $112 arising from this acquisition consists of the value of synergies and economies of scale expected from combining the operations of the Company and Mosey. All of the goodwill was assigned to the Company’s Accessories segment and will be deductible for income tax purposes.

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

The following table summarizes the consideration paid for certain assets of Mosey and the amounts of the assets acquired at the acquisition date.

At March 29, 2013
Fair value of total consideration transferred	$1,236

Acquisition-related cost (included in selling, general and administrative expenses)	$72

Recognized amounts of assets acquired:
Accounts receivable	$320
Inventory	656
Fixed assets, primarily computer equipment	10
Identifiable intangible assets	138

Total identifiable assets acquired	1,124

Goodwill	112

$1,236

Mosey’s net sales and net earnings were not significant in respect of the Company’s consolidated statement of income for fiscal 2013. Any pro forma net sales and net earnings of the combined entity, had the acquisition date been July 1, 2012, or July 3, 2011, were likewise not significant to any combined view of pro forma Company consolidated statements of income for fiscal 2013 and fiscal 2012, respectively.

(16)	Related-party Transactions

Under an existing agreement, the Company is obligated for up to two years after the death of the chairman of the Company to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares owned by the chairman at the time of his death, at their fair market value. For a period of 24 months following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies approximates $2,964, which is included in other assets in the accompanying consolidated balance sheets.

(17)	Segment Reporting

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

The two reportable segments are comprised of three individual operating Business Units (“BUs”): (1) footwear; (2) Foot Petals (foot and shoe care products); and (3) Baggallini (handbags, tote bags and travel products).

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

Each Business Unit is led by a Business Unit President, with the President reporting to the Chief Executive Officer (“CEO”) of R.G. Barry Corporation. Each Business Unit President has financial performance responsibility for the operating unit.

While many selling, general and administrative (“SGA”) expenses are directly charged to each operating unit, certain shared services expenses are incurred and allocated to the respective operating units based on estimated usage of such corporate support. Operating profit as measured for each segment includes sales, cost of sales and direct and allocated SGA expenses. This segment measure of operating profit or loss, as defined, is the primary indicator of financial performance used by management.

Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily include areas such as the Company’s corporate and governance functions, including the CEO, the Chief Financial Officer and the Board of Directors, as well as such expense areas as annual accrued incentive bonus, incentive stock compensation, pension, professional fees and similar corporate expenses. Segment operating profit, as reported below, is based on the same definition of operating profit as described above.

Total segment assets for fiscal 2012 and fiscal 2011 have been revised from prior years’ disclosures to conform to the fiscal 2013 presentation of cash and cash equivalents and short-term investments as corporate unallocated assets.

2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$108,334	$38,679	$—	$147,013
Gross profit	43,006	20,938	—	63,944
Depreciation and amortization	237	1,926	644	2,807
Operating profit	23,736	7,543	(10,299)	20,980
Total assets	26,390	53,169	50,694	130,253

2012	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$123,336	$32,602	$—	$155,938
Gross profit	48,901	18,268	—	67,169
Depreciation and amortization	486	1,885	674	3,045
Operating profit	28,247	6,096	(10,970)	23,373
Total assets	24,740	49,466	54,060	128,266

2011	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$118,844	$10,724	$—	$129,568
Gross profit	41,776	6,387	—	48,163
Depreciation and amortization	580	528	783	1,891
Operating profit	16,909	2,987	(8,216)	11,680
Total assets	28,113	50,737	37,129	115,979

Notes to Consolidated Financial Statements

R.G. Barry Corporation and Subsidiaries

(dollar amounts in thousands, except per common share data)

Net sales as reported in the consolidated statements of income relate primarily to markets in the United States of America. At June 29, 2013 and June 30, 2012, substantially all of the Company’s long-lived assets were located in the United States of America.

For fiscal 2013, fiscal 2012, and fiscal 2011, one customer and its affiliates accounted for approximately 26%, 29%, and 32%, respectively, of the Company’s consolidated net sales. This customer and its affiliates are primarily in the Footwear segment.

(18)	Contingent Liabilities

The Company is from time to time involved in claims and litigation considered normal in the course of its business. While it is not feasible to predict the ultimate outcome, in the opinion of management, the resolution of pending legal proceedings is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

(19)	Accounts Receivable Reserves

Description	Balance at Beginning of Year	Current Charges to Expenses	Other Adjustments	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Period ended:
6/29/2013	$57	$4	$—	$15	$46
6/30/2012	229	234	—	406	57
7/02/2011	228	28	—	27	229
Returns Allowance:
Period ended:
6/29/2013	$587	$2,223	$—	$2,192	$618
6/30/2012	1,088	4,153	—	4,654	587
7/02/2011	1,431	3,711	—	4,054	1,088
Promotions Allowance:
Period ended:
6/29/2013	$1,142	$10,360	$(181)	$9,419	$1,902
6/30/2012	2,205	10,611	(851)	10,823	1,142
7/02/2011	1,787	13,828	(935)	12,475	2,205

The amounts under the “Other Adjustments” column in the table above reflect the difference between estimates made at the end of the prior fiscal year and actual claims processed during the applicable fiscal year.

Quarterly Financial Data (Unaudited)

(in thousands, except per common share data)

Fiscal 2013	First	Second	Third	Fourth
Net sales	$47,233	$48,505	$25,803	$25,472
Gross profit	20,917	20,554	11,852	10,621
Net earnings	6,134	5,301	1,541	281
Basic net earnings per common share	0.54	0.47	0.14	0.02
Diluted net earnings per common share	0.54	0.46	0.13	0.02
Weighted-average common shares outstanding:
Basic	11,282	11,372	11,377	11,377
Diluted	11,454	11,564	11,532	11,522

Fiscal 2012	First	Second	Third	Fourth
Net sales	$50,230	$55,599	$25,114	$24,995
Gross profit	22,253	22,997	11,193	10,725
Net earnings	6,890	6,351	834	474
Basic net earnings per common share	0.62	0.57	0.07	0.04
Diluted net earnings per common share	0.61	0.56	0.07	0.04
Weighted-average common shares outstanding:
Basic	11,137	11,179	11,245	11,268
Diluted	11,305	11,364	11,444	11,471

The above information is a summary of unaudited quarterly results of operations of the Company for fiscal 2013 and fiscal 2012. The sum of the quarterly net earnings per common share data in the table above may not equal the results for the applicable fiscal year due to rounding and, where applicable, the impact of dilutive securities on the annual versus the quarterly net earnings per common share calculations.

The Company acquired business assets and operations of Foot Petals, LLC in January, 2011 and business assets and operations of Baggallini, Inc. in March 2011. Results for each of the acquired businesses were included in the results above from the dates of the respective acquisition.

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

Management, with the participation of our principal executive officer and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K (the fiscal year ended June 29, 2013). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter (the fiscal quarter ended June 29, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of R.G. Barry Corporation and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of R.G. Barry Corporation and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of R.G. Barry Corporation and our consolidated subsidiaries where appropriate, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of R.G. Barry Corporation and our consolidated subsidiaries that could have a material effect on the consolidated financial statements.

Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 29, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on the assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective as of June 29, 2013. The results of management’s assessment were reviewed with the Audit Committee of the Board of Directors of R.G. Barry Corporation.

Additionally, our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting and issued the accompanying Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

R.G. Barry Corporation:

We have audited R.G. Barry Corporation’s internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). R.G. Barry Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, R.G. Barry Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of R.G. Barry Corporation and subsidiaries as of June 29, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the fiscal years ended June 29, 2013, June 30, 2012, and July 2, 2011, and our report dated September 11, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio
September 11, 2013

Item 9B. Other Information.

There is no information to report under this Item 9B.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of R.G. Barry Corporation and the Board of Directors’ nominees for election as directors of R.G. Barry Corporation at the 2013 Annual Meeting of Shareholders of R.G. Barry Corporation to be held on October 30, 2013 (the “2013 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy)” in the definitive Proxy Statement relating to the 2013 Annual Meeting (the “Definitive 2013 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A no later than 120 days after June 29, 2013.

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of R.G. Barry Corporation is included in the portion of Part I of this 2013 Form 10-K entitled “Supplemental Item. Executive Officers of the Registrant” and incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “SHARE OWNERSHIP – Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive 2013 Proxy Statement of R.G. Barry Corporation.

Procedures by which Shareholders may Recommend Nominees to the Board of Directors of R.G. Barry Corporation

Information concerning the procedures by which shareholders of R.G. Barry Corporation may recommend nominees to the Board of Directors of R.G. Barry Corporation is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy) – Committees of the Board – Nominating and Governance Committee” and “PROPOSAL 1- ELECTION OF DIRECTORS (Item 1 on the Proxy)—Nominating Procedures” in the 2013 Definitive Proxy Statement of R.G. Barry Corporation. These procedures have not materially changed from those described in the definitive Proxy Statement of R.G. Barry Corporation for the 2012 Annual Meeting of Shareholders.

Audit Committee Matters

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy) – Committees of the Board – Audit Committee” in the Definitive 2013 Proxy Statement of R.G. Barry Corporation.

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

Item 11. Executive Compensation.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy)—Board Role in Risk Oversight—Risk Assessment in Compensation Programs”, “COMPENSATION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF EXECUTIVE OFFICERS” in the Definitive 2013 Proxy Statement of R.G. Barry Corporation.

The information required by Item 407(e) (4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy) – Compensation Committee Interlocks and Insider Participation” in the Definitive 2013 Proxy Statement of R.G. Barry Corporation.

The information required by Item 407(e) (5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE REPORT” in the Definitive 2013 Proxy Statement of R.G. Barry Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Ownership of Common Shares of R.G. Barry Corporation

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Definitive 2013 Proxy Statement of R.G. Barry Corporation, under the caption “SHARE OWNERSHIP.”

Equity Compensation Plan Information

The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included in the Definitive 2013 Proxy Statement of R.G. Barry Corporation, under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “TRANSACTIONS WITH RELATED PERSONS” in the Definitive 2013 Proxy Statement of R.G. Barry Corporation.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1—ELECTION OF DIRECTORS (Item 1 on the Proxy)—Qualifications and Independence of Board Members and Nominees” in the Definitive 2013 Proxy Statement of R.G. Barry Corporation.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included in the Definitive 2013 Proxy Statement of R.G. Barry Corporation, under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval Policies and Procedures” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The consolidated financial statements (and report thereon) listed below are included in “Item 8. Financial Statements and Supplementary Data.” of this 2013 Form 10-K at the page(s) indicated:

(a)(2) Financial statement schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is presented in the Consolidated Financial Statements or notes thereto included in “Item 8. Financial Statements and Supplement Data.” of this 2013 Form 10-K.

(a)(3) and (b) Exhibits:

The exhibits listed on the “Index to Exhibits” beginning on page E-1 of this 2013 Form 10-K are filed, furnished or submitted with this 2013 Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits”. The “Index to Exhibits” specifically identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this 2013 Form 10-K or incorporated herein by reference.

(c) Financial Statement Schedules:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.G. BARRY CORPORATION

Date: September 11, 2013	By:	/s/ José G. Ibarra
José G. Ibarra,
Senior Vice President-Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Greg A. Tunney	President and Chief Executive Officer (Principal Executive Officer) and Director	September 11, 2013
Greg A. Tunney

/s/ José G. Ibarra	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 11, 2013
José G. Ibarra

/s/ Gordon Zacks *	Non-Executive Chairman of the Board and Director	September 11, 2013
Gordon Zacks

/s/ Nicholas P. DiPaolo *	Director	September 11, 2013
Nicholas P. DiPaolo

/s/ David P. Lauer *	Director	September 11, 2013
David P. Lauer

/s/ David L. Nichols *	Director	September 11, 2013
David L. Nichols

/s/ Janice E. Page *	Director	September 11, 2013
Janice E. Page

/s/ Thomas M. Von Lehman *	Director	September 11, 2013
Thomas M. Von Lehman

/s/ Harvey A. Weinberg *	Director	September 11, 2013
Harvey A. Weinberg

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-identified directors of the Registrant pursuant to Powers of Attorney executed by the above-identified directors of the Registrant, which Powers of Attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1.

By:	/s/ José G. Ibarra	Date: September 11, 2013
José G. Ibarra Attorney-in-Fact

R.G. BARRY CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 29, 2013

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Asset Purchase Agreement, entered into as of January 27, 2011, by and among R.G. Barry International, Inc., Foot Petals, LLC and Tina Aldatz.	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of R.G. Barry Corporation (“Registrant”), dated and filed January 28, 2011 (SEC File No. 001-08769)

2.2	Asset Purchase Agreement, entered into March 15, 2011, by and among Barry Holding Co., Baggallini, Inc., Dixie B. Powers as trustee and individually, and Elizabeth Ann Simmons	Incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated and filed March 18, 2011 (SEC File No. 001-08769)

3.1	Articles of Incorporation of R.G. Barry Corporation (as filed with Ohio Secretary of State on March 26, 1984)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (SEC File No. 0-12667) (“Registrant’s December 31, 1988 Form 10-K”)

3.2	Certificate of Amendment to Articles of Incorporation of R.G. Barry Corporation (as filed with Ohio Secretary of State on June 3, 1987)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s December 31, 1988 Form 10-K

3.3	Certificate of Amendment to the Articles of Incorporation of R.G. Barry Corporation Authorizing the Series I Junior Participating Class B Preferred Shares (as filed with the Ohio Secretary of State on March 1, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s December 31, 1988 Form 10-K

3.4	Certificate of Amendment to the Articles of R.G. Barry Corporation (as filed with the Ohio Secretary of State on May 9, 1988)	Incorporated herein by reference to Exhibit 3(a)(i) to Registrant’s December 31, 1988 Form 10-K

3.5	Certificate of Amendment to the Articles of Incorporation of R.G. Barry Corporation (as filed with the Ohio Secretary of State on May 22, 1995)	Incorporated herein by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (SEC File No. 001-08769) (“Registrant’s December 30, 1995 Form 10-K”)

3.6	Certificate of Amendment to the Articles of Incorporation of R.G. Barry Corporation (as filed with the Ohio Secretary of State on September 1, 1995)	Incorporated herein by reference to Exhibit 3(c) to Registrant’s December 30, 1995 Form 10-K

3.7	Certificate of Amendment by Shareholders to the Articles of Incorporation of R.G. Barry Corporation (as filed with the Ohio Secretary of State on May 30, 1997)	Incorporated herein by reference to Exhibit 4(h)(6) to Registrant’s Registration Statement on Form S-8, filed June 6, 1997 (Registration No. 333-28671)

3.8	Certificate of Amendment by Directors of R.G. Barry Corporation to the Articles of Incorporation of R.G. Barry Corporation Authorizing Series I Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on March 10, 1998)	Incorporated herein by reference to Exhibit 3(a)(7) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (SEC File No. 001-08769) (“Registrant’s January 3, 1998 Form 10-K”)

3.9	Certificate of Amendment by Directors to the Articles of Incorporation of R.G. Barry Corporation Authorizing the Series II Junior Participating Class A Preferred Shares (as filed with the Ohio Secretary of State on May 1, 2009)	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed May 4, 2009 (SEC File No. 001-08769) (“Registrant’s May 4, 2009 Form 8-K”)

3.10	Certificate of Amendment by Shareholders to the Articles of Incorporation of R.G. Barry Corporation (as filed with the Ohio Secretary of State on November 5, 2010)	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed November 8, 2010 (SEC File No. 001-08769)

3.11	Articles of Incorporation of R.G. Barry Corporation (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2010 (SEC File No. 001-08769) (“Registrant’s October 2, 2010 Form 10-Q”)

3.12	Code of Regulations of R.G. Barry Corporation (reflecting all amendments)	Incorporated herein by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (SEC File No. 001-08769) (“Registrant’s July 3, 2004 Form 10-Q”)

4.1	Rights Agreement, dated as of May 1, 2009, between R.G. Barry Corporation and The Bank of New York Mellon, as Rights Agent, including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares	Incorporated herein by reference to Exhibit 4.1 to Registrant’s May 4, 2009 Form 8-K

4.2	First Amendment to the Rights Agreement, made as of August 15, 2011, by and among R.G. Barry Corporation, The Bank of New York Mellon Corporation, as the former rights agent, and Broadridge Corporate Issuer Solutions, Inc., as the successor rights agent, relating to the Rights Agreement, dated as of May 1, 2009	Incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed August 19, 2011 (SEC File No. 001-08769)

*10.1	R.G. Barry Corporation Supplemental Retirement Plan (effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (SEC File No. 001-08769) (“Registrant’s January 1, 2000 Form 10-K”)

*10.2	Amendment No. 1 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of May 12, 1998, executed May 15, 1998)	Incorporated herein by reference to Exhibit 10.3 to Registrant’s January 1, 2000 Form 10-K

*10.3	Amendment No. 2 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of January 1, 2000, executed March 28, 2000)	Incorporated herein by reference to Exhibit 10.4 to Registrant’s January 1, 2000 Form 10-K

*10.4	Amendment No. 3 to the R.G. Barry Corporation Supplemental Retirement Plan Effective January 1, 1997 (effective as of March 31, 2004, executed February 20, 2004)	Incorporated herein by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (SEC File No. 001-08769 (“Registrant’s January 3, 2004 Form 10-K”)

*10.5	R.G. Barry Corporation Restoration Plan (As Amended and Restated Effective as of January 1, 1997)	Incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (SEC File No. 001-08769) (“Registrant’s June 28, 2008 Form 10-K”)

*10.6	Amendment No. 2 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2001, effective as of January 1, 2001)	Incorporated herein by reference to Exhibit 10.13 to Registrant’s June 28, 2008 Form 10-K

*10.7	Amendment No. 3 to the R.G. Barry Corporation Restoration Plan (executed February 20, 2004, effective as of March 31, 2004)	Incorporated herein by reference to Exhibit 10.14 to Registrant’s June 28, 2008 Form 10-K

*	Management contract or compensatory plan or arrangement

*10.8	Employment Agreement, effective July 1, 2001, between R.G. Barry Corporation and Gordon Zacks	Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (SEC File No. 001-08769) (“Registrant’s December 29, 2001 Form 10-K”)

*10.9	Confidential Separation Agreement, dated March 10, 2004, between R.G. Barry Corporation and Gordon Zacks	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed March 11, 2004 (SEC File No. 001-08769) (“Registrant’s March 11, 2004 Form 8-K”)

*10.10	Agreement, dated September 27, 1989, between R.G. Barry Corporation and Gordon Zacks	Incorporated herein by reference to Exhibit 28.1 to Registrant’s Current Report on Form 8-K, dated October 11, 1989 and filed October 12, 1989 (SEC File No. 0-12667)

*10.11	Amendment No. 1, dated as of October 12, 1994, to the Agreement between Registrant and Gordon Zacks, dated September 27, 1989	Incorporated herein by reference to Exhibit 5 to Amendment No. 14 to Schedule 13D, dated January 27, 1995, filed by Gordon Zacks on February 13, 1995

*10.12	Amended Split-Dollar Insurance Agreement, dated March 23, 1995, between Registrant and Gordon B. Zacks	Incorporated herein by reference to Exhibit 10(h) to Registrant’s December 30, 1995 Form 10-K

*10.13	R.G. Barry Corporation Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2003 (SEC File No. 001-08769)

*10.14	R.G. Barry Corporation Deferred Compensation Plan (effective as of September 1, 1995)	Incorporated herein by reference to Exhibit 10(v) to Registrant’s December 30, 1995 Form 10-K

*10.15	Amendment No. 1 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 1, 1997, effective as of March 1, 1997)	Incorporated herein by reference to Exhibit 10.23 to Registrant’s January 1, 2000 Form 10-K

*10.16	Amendment No. 2 to the R.G. Barry Corporation Deferred Compensation Plan (executed March 28, 2000, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.21 to Registrant’s December 29, 2001 Form 10-K

*	Management contract or compensatory plan or arrangement

*10.17	Amendment No. 3 to the R.G. Barry Corporation Deferred Compensation Plan (executed October 31, 2001, effective as of December 1, 1999)	Incorporated herein by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (SEC File No. 001-8769)(“Registrant’s December 28, 2002 Form 10-K”)

*10.18	Amendment No. 4 to the R.G. Barry Corporation Deferred Compensation Plan (executed February 20, 2004, effective as of February 21, 2004)	Incorporated herein by reference to Exhibit 10.29 to Registrant’s January 3, 2004 Form 10-K

*10.19	R.G. Barry Corporation 1997 Incentive Stock Plan, as amended	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 18, 1999 (Registration No. 333-81105)

*10.20	Form of Stock Option Agreement used in connection with the grant of incentive stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (SEC File No. 001-08769) (“Registrant’s December 30, 2000 Form 10-K”)

*10.21	Form of Stock Option Agreement used in connection with the grant of non-qualified stock options pursuant to the R.G. Barry Corporation 1997 Incentive Stock Plan	Incorporated herein by reference to Exhibit 10.25 to Registrant’s December 30, 2000 Form 10-K

*10.22	R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-8, filed June 14, 2002 (Registration No. 333-90544)

*10.23	Form of Stock Option Agreement used in connection with grant of incentive stock options pursuant to the R.G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.30 to Registrant’s December 28, 2002 Form 10-K

*10.24	Form of Stock Option Agreement used in connection with grant of non-qualified stock options pursuant to the R. G. Barry Corporation 2002 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.31 to Registrant’s December 28, 2002 Form 10-K

*10.25	Fiscal 2011 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010 (SEC File No. 001-08769) (“Registrant’s July 3, 2010 Form 10-K”)

*	Management contract or compensatory plan or arrangement

*10.26	Fiscal 2012 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011 (SEC File No. 001-08769) (“Registrant’s July 2, 2011 Form 10-K”)

*10.27	Fiscal 2013 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (SEC File No. 001-08769) (“Registrant’s June 30, 2012 Form 10-K”)

*10.28	Fiscal 2014 R.G. Barry Management Bonus Plan	Filed herewith

*10.29	R.G. Barry Corporation Board of Directors Compensation Program (adopted by Board of Directors approval at the September 2, 2010 meeting of the Board of Directors, to be in effect with the November 4, 2010 Annual Meeting of Shareholders)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s October 2, 2010 Form 10-Q

*10.30	R.G. Barry Corporation Board of Directors Compensation Program Summary	Filed herewith

*10.31	Change in Control Agreement between R.G. Barry Corporation and Jose Ibarra, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated and filed January 13, 2011 (SEC File No. 001-08769) (“Registrant’s January 13, 2011 Form 8-K”)

*10.32	Change in Control Agreement between R.G. Barry Corporation and Glenn Evans, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.3 in Registrant’s January 13, 2011 Form 8-K

*10.33	Change in Control Agreement between R.G. Barry Corporation and Lee Smith, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.2 in Registrant’s January 13, 2011 Form 8-K

*10.34	Change in Control Agreement between R.G. Barry Corporation and Yvonne Kalucis, made to be effective as of January 7, 2011	Incorporated herein by reference to Exhibit 10.44 to Registrant’s July 2, 2011 Form 10-K

*10.35	Key Employment Agreement between R.G. Barry Corporation and Dennis Eckols, made to be effective as of April 1, 2011	Incorporated herein by reference to Exhibit 10.46 to Registrant’s July 2, 2011 Form 10-K

*10.36	R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan (as amended on October 29, 2009)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s January 2, 2010 Form 10-Q

*	Management contract or compensatory plan or arrangement

*10.37	Form of Nonqualified Stock Option Award Agreement, Nonqualified Stock Option Exercise Notice and Beneficiary Designation Form used to evidence grants of nonqualified stock options made to directors of Registrant under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s July 2, 2005 Form 10-Q

*10.38	Form of Restricted Stock Unit Award Agreement used to evidence grants of restricted stock units made to directors of R.G. Barry Corporation under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated May 22, 2006 and filed May 23, 2006 (SEC File No. 001-08769) (“Registrant’s May 23, 2006 Form 8-K”)

*10.39	Form of Restricted Stock Unit Award Agreement used to evidence grants of restricted stock units made to employees of R.G. Barry Corporation under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s May 23, 2006 Form 8-K

*10.40	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees used to evidence grants of restricted stock units made on September 11, 2008 under the R.G. Barry Corporation 2005 Long-Term Incentive Plan (now known as the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan)	Incorporated herein by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008 (SEC File No. 001-08769) (“Registrant’s December 27, 2008 Form 10-Q”)

*	Management contract or compensatory plan or arrangement

*10.41	Form of Performance-Based Restricted Stock Unit and Performance-Based Cash Award Agreement under the R.G. Barry Corporation Amended and Restated 2005 Long-Term Incentive Plan, entered into to evidence grant of a performance-based award of restricted stock units and performance-based cash awards made on or after September 26, 2011	Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011 (SEC File No. 001-08769) (“Registrant’s October 1, 2011 Form 10-Q”)

*10.42	Executive Employment Agreement, dated March 30, 2012 and effective on May 1, 2012, between R.G. Barry Corporation and Greg A. Tunney	Incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (SEC File No. 001-08769)

*10.43	R.G. Barry Corporation Amended and Restated Deferral Plan (effective as of October 28, 2008)	Incorporated herein by reference to Exhibit 10.5 to Registrant’s December 27, 2008 Form 10-Q

*10.44	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Directors’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.4 to Registrant’s May 23, 2006 Form 8-K

*10.45	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Gordon Zacks’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.5 to Registrant’s May 23, 2006 Form 8-K

*10.46	R.G. Barry Corporation Deferral Plan (now known as R.G. Barry Corporation Amended and Restated Deferral Plan)—Employees’ Notice of Eligibility and Enrollment Form	Incorporated herein by reference to Exhibit 10.6 to Registrant’s May 23, 2006 Form 8-K

*10.47	Form of Employees’ Notice of Eligibility related to Deferral of Restricted Stock Units for a specified calendar year under the R.G. Barry Corporation Amended and Restated Deferral Plan	Incorporated herein by reference to Exhibit 10.55 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009 (File No. 001-8769) (“Registrant’s June 27, 2009 Form 10-K”)

*10.48	Form of R.G. Barry Corporation Amended and Restated Deferral Plan Participation Agreement Relating to Restricted Stock Units Granted in a specified calendar year	Incorporated herein by reference to Exhibit 10.56 to Registrant’s June 27, 2009 Form 10-K

*	Management contract or compensatory plan or arrangement

10.49	Credit Agreement, dated as of March 1, 2011, by and between R.G. Barry Corporation and The Huntington National Bank. As filed, includes all exhibits to the Credit Agreement, in their entirety.	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2011 Form (SEC File No. 001-08769)

10.50	Distribution Agreement, entered into as of February 13, 2009, between R.G. Barry Corporation and UTi Integrated Logistics, Inc. (now known as UTi Integrated Logistics, LLC)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s October 1, 2011 Form 10-Q

NOTE: Certain portions of this Exhibit have been omitted based upon a request for confidential treatment which was granted by the SEC on December 9, 2011 (under CF#27572). The non-public information was filed separately with the SEC in connection with that request.

10.51	Amendment One to Distribution Agreement, entered into as of August 22, 2011, by R.G. Barry Corporation and UTi Integrated Logistics, Inc. and as of August 24, 2011 by UTi Integrated Logistics, LLC (now known as UTi Integrated, Inc.)	Incorporated herein by reference to Exhibit 10.2 to Registrant’s October 1, 2011 Form 10-Q

NOTE: Certain portions of this Exhibit have been omitted based upon a request for confidential treatment which was granted by the SEC on December 9, 2011 (under CF#27572). The non-public information was filed separately with the SEC in connection with that request.

*10.52	R.G. Barry Corporation Amended and Restated Rabbi Trust Agreement (effective as of August 16, 2012)	Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly report on Form 10-Q for the quarterly period ended September 29, 2012 (SEC File No. 001-08769)

*	Management contract or compensatory plan or arrangement

14.1	R.G. Barry Corporation Code of Business Conduct & Ethics	Incorporated herein by reference to Exhibit 14.1 to Registrant’s June 27, 2009 Form 10-K

21.1	Subsidiaries of R.G. Barry Corporation	Filed herewith

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith

24.1	Powers of Attorney Executed by Directors and Certain Executive Officers of R.G. Barry Corporation	Filed herewith

31.1	Rule 13a—14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a—14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

# — Attached as Exhibit 101 to this Annual Report on Form 10-K of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets at June 29, 2013 and June 30, 2012;

(ii)	Consolidated Statements of Income for fiscal 2013, fiscal 2012 and fiscal 2011;

(iii)	Consolidated Statements of Comprehensive Income for fiscal 2013, fiscal 2012 and fiscal 2011

(iv)	Consolidated Statements of Shareholders’ Equity for fiscal 2013, fiscal 2012 and fiscal 2011

(v)	Consolidated Statements of Cash Flows for fiscal 2013, fiscal 2012 and fiscal 2011; and

(vi)	Notes to Consolidated Financial Statements.

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