Form 10-Q
period 2013-09-28
BARRY R G CORP /OH/
filed 2013-11-06
CIK 749872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Common Shares, $1 Par Value, Outstanding as of November 6, 2013 – 11,387,767

Index to Exhibits at page	29

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the First Quarter of Fiscal 2014
(Period Ended September 28, 2013)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the impact of the global financial crisis and general economic conditions on consumer spending; the impact of the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; our ability to secure and protect trademarks and other intellectual property; our ability to implement new enterprise resource information systems; a failure in or a breach of our operational or security systems or infrastructure, or those of our third-party suppliers and other service providers, including as a result of cyber-attacks; the unexpected loss of any of the skills and experience provided by our senior officers; our ability to successfully integrate any new business acquisitions; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013 (the “2013 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2013 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.

Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

First quarter of fiscal 2014	13 weeks ended September 28, 2013
First quarter of fiscal 2013	13 weeks ended September 29, 2012

Fiscal 2014	52 weeks ending June 28, 2014
Fiscal 2013	52 weeks ended June 29, 2013

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 28, 2013	June 29, 2013
ASSETS	(unaudited)	(unaudited)
Cash and cash equivalents	$12,695	$21,806
Short-term investments	6,590	17,694
Accounts receivable (less allowances of $4,139 and $2,567, respectively)	29,766	16,755
Inventory	33,989	24,239
Deferred tax assets – current	2,559	2,559
Prepaid expenses	1,597	1,111
Total current assets	87,196	84,164
Property, plant and equipment, at cost	13,548	13,316
Less accumulated depreciation and amortization	9,422	9,138
Net property, plant and equipment	4,126	4,178
Deferred tax assets – noncurrent	1,784	1,896
Goodwill	15,622	15,622
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $5,016 and $4,563, respectively)	11,662	12,112
Other assets	3,246	3,081
Total assets	$132,836	$130,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$4,286	$4,286
Accounts payable	10,145	10,655
Accrued expenses	5,803	4,899
Total current liabilities	20,234	19,840
Long-term debt, excluding current installments	15,000	16,071
Accrued retirement costs and other	6,600	7,165
Total liabilities	41,834	43,076
Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series II Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,388 and 11,291 shares, respectively (excluding treasury shares of 1,141 and 1,085, respectively)	11,388	11,291
Additional capital in excess of par value	23,266	23,282
Accumulated other comprehensive loss	(9,396)	(9,410)
Retained earnings	65,744	62,014
Total shareholders’ equity	91,002	87,177
Total liabilities and shareholders’ equity	$132,836	$130,253
See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	First Quarter
	Fiscal 2014	Fiscal 2013
	(unaudited)	(unaudited)
Net sales	$41,911	$47,233
Cost of sales	22,439	26,316
Gross profit	19,472	20,917
Selling, general and administrative expenses	11,882	10,990
Operating profit	7,590	9,927
Other income	363	223
Interest income	18	26
Interest expense	(157)	(203)
Earnings before income taxes	7,814	9,973
Income tax expense	3,051	3,839
Net earnings	$4,763	$6,134
Net earnings per common share
Basic	$0.42	$0.54
Diluted	$0.41	$0.54
Weighted average number of common shares outstanding
Basic	11,395	11,282
Diluted	11,516	11,454
Common shares outstanding at end of period	11,388	11,265
Cash dividends declared per common share	$0.09	$0.08

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	First Quarter
	Fiscal 2014	Fiscal 2013
	(unaudited)	(unaudited)
Net earnings	$4,763	$6,134
Other comprehensive income adjustments:
Reclassification for interest paid on interest rate contract	48	56
Income tax effect of interest paid on interest rate contract	(19)	(22)
Unrealized loss on interest rate contract	(25)	(51)
Income tax effect of unrealized loss on interest rate contract	10	20
Comprehensive income	$4,777	$6,137

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	First Quarter
	Fiscal 2014	Fiscal 2013
	(unaudited)	(unaudited)
Operating activities:
Net earnings	$4,763	$6,134
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	725	670
Deferred income tax expense	103	102
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(407)	(286)
Stock-based compensation expense on equity awards	283	293
Change in customer return and program accruals	1,572	3,131
Changes in:
Accounts receivable, gross	(14,583)	(24,256)
Inventory	(9,750)	(9,461)
Prepaid expenses and other assets	(642)	(159)
Accounts payable	(398)	(2,764)
Accrued expenses	(394)	613
Accrued retirement costs and other	(544)	(34)
Net cash used in operating activities	(19,272)	(26,017)
Investing activities:
Proceeds from the sale of short-term investments	14,104	17,634
Purchases of short-term investments	(3,000)	—
Purchases of property, plant and equipment	(342)	(331)
Net cash provided by investing activities	10,762	17,303
Financing activities:
Principal repayment of long-term debt	(1,071)	(1,071)
Proceeds from stock options exercised	63	—
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	407	286
Net cash used in financing activities	(601)	(785)
Net decrease in cash and cash equivalents	(9,111)	(9,499)
Cash and cash equivalents at the beginning of the period	21,806	16,112
Cash and cash equivalents at the end of the period	$12,695	$6,613
Supplemental disclosures of cash flow information:
Dividends declared but not paid in the period	$1,032	$903
See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

1.	Basis of Presentation
R.G. Barry Corporation, an Ohio corporation, is engaged, with its subsidiaries, including Foot Petals, Inc. and Baggallini, Inc. (collectively, the “Company”), in designing, sourcing, marketing and distributing footwear, foot and shoe care products and handbags, tote bags and other travel accessories. The Company operates in two reportable segments: (1) Footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear; and (2) Accessories with products including foot and shoe care products, handbags, tote bags and other travel accessories. The Company’s products are sold predominantly in North America through the accessory sections of department stores, national chain stores, warehouse clubs, specialty and independent stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with the United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The financial information shown in the accompanying condensed consolidated balance sheet as of the end of fiscal 2013 is derived from the Company’s audited consolidated financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s reporting period is a fifty-two-week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the first quarter of fiscal 2014 are not necessarily indicative of the annual results that may be expected for fiscal 2014. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data.” of Part II of the 2013 Form 10-K.

2.	Fair Value of Financial Instruments
At September 28, 2013, as part of its cash management and investment program, the Company maintained a portfolio of $6,590 in short-term investments, comprised of marketable investment securities in the form of variable rate demand notes. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value.
In addition, at September 28, 2013, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term-loan facility entered into by the Company in March 2011. See “Note 9—Derivative Instruments and Hedging Activities” below.
Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 820-10 (the overall Subtopic of topic 820 on fair value measurements and disclosures) provides guidance on fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This accounting standard provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

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
The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that were required to be measured at fair value) at September 28, 2013:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$6,590	—	$6,590	—
Total	$6,590	—	$6,590	—
Liabilities:
Interest rate contract	$279	—	$279	—
Total	$279	—	$279	—
The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that were required to be measured at fair value) at June 29, 2013:

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
The Amended 2005 Plan provides for the granting of non-qualified stock options (“NQs”), incentive stock options (“ISOs”) that qualify under Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), stock grants, stock units and cash awards, each as defined in the Amended 2005 Plan. Grants of restricted or unrestricted stock, RSUs and cash awards may also be performance-based awards, as defined in the Amended 2005 Plan.
During the first quarter of fiscal 2014 and the first quarter of fiscal 2013, the Company granted performance-based RSUs to certain members of management. Each performance-based RSU is equivalent to one common share. The number of RSUs

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company relative to certain established minimum, target and maximum levels, for the fiscal year in which such performance-based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of performance-based RSUs eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those performance-based RSUs will be settled. The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered to the Company over the following two fiscal-year periods, with annual pro rata vesting and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled.
Performance-based RSUs will be settled through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on expected annual diluted earnings per share by the Company as projected at quarter-end for fiscal 2014 and fiscal 2013, the number of total eligible performance-based RSUs was computed at 53,000 for fiscal 2014 and 55,400 for fiscal 2013, of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $16.64 and $14.88 for the fiscal 2014 and the fiscal 2013 awards, respectively. Similarly, the fair value of the cash settlement award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award. In addition, consistent with its employee compensation policy, the Company granted an aggregate of 17,700 and 18,500 time-based RSUs, to certain members of management during the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively, which vest in equal annual installments over three years.
Under the provisions of FASB ASC 718, the Company recognized, as part of selling, general and administrative expenses, $364 and $349 of stock-based compensation expense for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively.
The Company did not grant any stock options during the first quarter of fiscal 2014 or the first quarter of fiscal 2013, but has historically granted stock options at times to certain members of management and non-employee directors. The total compensation cost of stock options granted, but not yet vested as of September 28, 2013, was approximately $6, which will be recognized over a weighted-average period of approximately one year.
During the first quarter of fiscal 2014 and the first quarter of fiscal 2013, the Company recognized gross excess tax benefits of $407 and $286, respectively, as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.
Activity with respect to stock options for the first quarter of fiscal 2014 was as follows:

	Number of common shares subject to NQs	Weighted- average exercise price
Outstanding at June 29, 2013	17,000	$8.82
Granted	—	—
Exercised	9,400	6.73
Expired/Cancelled	—	—
Outstanding at September 28, 2013	7,600	$11.42
Options exercisable at September 28, 2013	4,000

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

Activity with respect to time-based RSUs for the first quarter of fiscal 2014 was as follows:

	Number of common shares underlying RSUs	Grant date fair value
Nonvested at June 29, 2013	225,000	$10.59
Granted	17,700	16.64
Vested	(100,600)	8.09
Forfeited/Cancelled	—	—
Nonvested at September 28, 2013	142,100	$13.11
Activity with respect to performance-based RSUs, with future settlement at vesting in common shares, for the first quarter of fiscal 2014 was as follows:

	Number of common shares underlying RSUs	Grant date fair value
Nonvested at June 29, 2013	65,000	$12.53
Granted, estimated based on target annual diluted earnings per share	26,500	16.64
Vested	(27,300)	12.13
Forfeited/Cancelled	—	—
Nonvested at September 28, 2013	64,200	$14.40
During the first quarter of fiscal 2014 and the first quarter of fiscal 2013, an aggregate of 26,500 and 27,700, respectively, of performance-based RSUs with future settlement at vesting to be made in cash were granted and accounted for as cash settlement awards (based on expected diluted earnings per share by the Company for fiscal 2014 and fiscal 2013, respectively). The fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each quarterly reporting period based on the corresponding market price of a common share of the Company.
Total compensation cost of time-based and performance-based compensation awards not yet vested as of September 28, 2013 was as follows:

	Unrecognized compensation cost	Weighted-average period in years
Time-based RSU awards	$1,002	2-3
Performance-based RSU awards (accounted for as equity award)	495	2-3
Performance-based RSU awards (accounted for as cash settlement award)	738	2-3
The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the first quarter of fiscal 2014 and the first quarter of fiscal 2013 was $1,079 and $1,771, respectively.

4.	Accounts Receivable Reserves
Activity with respect to accounts receivable reserves for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 were as follows:

	Fiscal 2014	Fiscal 2013
Accounts receivable reserves at the beginning of the fiscal year	$2,567	$1,786
Customer incentive, coop advertising and return allowance accruals	3,576	4,141
Deductions and other charges to reserves	(1,734)	(1,048)
Other adjustments to reserves	(270)	38
Accounts receivable reserves at the end of the first quarter of the fiscal year	$4,139	$4,917

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

Other adjustments to reserves in the table above reflected the difference between estimates made at the end of fiscal 2013 and fiscal 2012, respectively, and actual claims as processed during the subsequent first quarter of fiscal 2014 and the subsequent first quarter of fiscal 2013, respectively.

5.	Inventories
Inventory by category consisted of the following:

	September 28, 2013	June 29, 2013
Raw materials	$275	$—
Finished goods	33,714	24,239
Total inventory	$33,989	$24,239
Inventory write-downs, recognized as a part of cost of sales, were $267 and $213 for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively.

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
Other intangible assets included the following:

	September 28, 2013
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,738	$(4,333)	$11,405
Trademarks, patents, and fees	5 years	940	(683)	257
Total intangible assets subject to amortization		$16,678	$(5,016)	$11,662

	June 29, 2013
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,738	$(3,901)	$11,837
Trademarks, patents and fees	5 years	937	(662)	275
Total intangible assets subject to amortization		$16,675	$(4,563)	$12,112
The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $453 and $435 in the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively, and reported that expense as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

7.	Accrued expenses
Accrued expenses consisted of the following:

	September 28, 2013	June 29, 2013
Salaries and wages	$1,396	$2,800
Income taxes	2,064	287
Other taxes	79	68
Current pension liabilities	660	660
Other	1,604	1,084
Total accrued expenses	$5,803	$4,899

8.	Income Taxes
Income tax expense for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in fiscal 2014 and fiscal 2013, respectively, to earnings before income taxes as a result of the following:

	First Quarter
	Fiscal 2014	Fiscal 2013
Computed “expected” tax expense	$2,735	$3,491
State income tax expense, net of federal income tax benefit	326	398
Other, net	(10)	(50)
Total expense	$3,051	$3,839
Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2014 could be materially different from the forecasted rate as of the end of the first quarter of fiscal 2014.
Income tax expense for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 was estimated based on projected annual pre-tax income, discrete tax adjustments and annual tax rates for the respective tax jurisdictions applicable to the Company. Income tax expense as reported was computed using an income tax rate of 39.0% for fiscal 2014 and of 38.5% for fiscal 2013.
FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the first quarter of fiscal 2014, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the first quarter of fiscal 2014 or at the end of fiscal 2013.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

Refer to “Note 2—Fair Value of Financial Instruments” for additional information regarding the fair value of the derivative instrument.
The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheets at September 28, 2013 and June 29, 2013:

		Liability Derivative at Fair Value
	Balance Sheet Location	September 28, 2013	June 29, 2013
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$150	$156
	Accrued retirement costs and other	129	145
		$279	$301
Cash Flow Hedges
The following table summarizes the pre-tax loss recognized in other comprehensive income (“OCI”) and the pre-tax loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during the first quarter of fiscal 2014 and the first quarter of fiscal 2013:

	Gross Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) and Excluded from Effectiveness Testing	Loss (Ineffective Portion) and Excluded from Effectiveness Testing
For the first quarter of fiscal 2014:
Interest rate contract	$25	Interest expense	$48	Interest expense	$—
For the first quarter of fiscal 2013:
Interest rate contract	$51	Interest expense	$56	Interest expense	$—
The estimated net amount of the loss in accumulated OCI at September 28, 2013, expected to be reclassified into the consolidated statement of income within the next twelve months is $150.

10.	Employee Retirement Plans
The Company expects to make payments in the aggregate of $1,861 during fiscal 2014 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, non-qualified supplemental retirement plans (collectively, “SRP”). In the first quarter of fiscal 2014, contributions of $751 were made into the ARP and payments of $168 were made to participants in the SRP.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	First Quarter
	Fiscal 2014	Fiscal 2013
Service cost	$—	$—
Interest cost	445	434
Expected return on plan assets	(450)	(450)
Net amortization	367	450
Total pension expense	$362	$434

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

11.	Net Earnings per Common Share
Basic net earnings per common share are based on the weighted-average number of common shares outstanding during each reporting period. Diluted net earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period, plus, when their effect is dilutive, potential common shares consisting of common shares underlying certain unexercised stock options and unvested time-based and performance-based RSUs.
The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	First Quarter
	Fiscal 2014	Fiscal 2013
Numerator:
Net earnings	$4,763	$6,134
Denominator:
Weighted-average common shares outstanding	11,395	11,282
Effect of dilutive securities: stock options and RSUs	121	172
Weighted-average common shares outstanding, assuming dilution	11,516	11,454
Basic net earnings per common share	$0.42	$0.54
Diluted net earnings per common share	$0.41	$0.54
The Company did not exclude any stock options from the calculation of diluted net earnings per common share for the first quarter of fiscal 2014 or the first quarter of fiscal 2013.

12.	Changes in Equity
The following table provides a summary of the changes in total equity for the three-month period of fiscal 2014:

	Common shares	Additional capital in excess of par value	Accumulated other comprehensive loss	Retained earnings	Net shareholders’ equity
Balance at June 29, 2013	$11,291	$23,282	$(9,410)	$62,014	$87,177
Net earnings	—	—	—	4,763	4,763
Stock-based compensation expense	—	283	—	—	283
Stock-based compensation tax benefit realized	—	407	—	—	407
Other comprehensive income on interest rate contract, net of tax of $9	—	—	14	—	14
Restricted stock units vested and stock options exercised	97	(706)	—	—	(609)
Dividends declared at $0.09 per common share	—	—	—	(1,033)	(1,033)
Balance at September 28, 2013	$11,388	$23,266	$(9,396)	$65,744	$91,002

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

The changes in the components of accumulated other comprehensive income (loss) were as follows:

	Pension liability adjustment	Cash flow hedges	Accumulated other comprehensive loss
Balance at June 29, 2013	$(9,225)	$(185)	$(9,410)
Unrealized loss on interest rate contract	—	(25)	(25)
Reclassification adjustments to income	—	48	48
Income taxes	—	(9)	(9)
Balance at September 28, 2013	$(9,225)	$(171)	$(9,396)
The income statement classification of amounts reclassified into earnings for cash flow hedges is disclosed in “Note 9—"Derivative Instruments and Hedging Activities."

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
While many selling, general and administrative (“SGA”) expenses are directly attributable to each operating unit, certain shared services expenses are incurred and allocated to the respective operating units based on estimated usage of such corporate support. Operating profit as measured for each segment includes sales, cost of sales, and direct and allocated SGA expenses. This segment measure of operating profit or loss, as defined, is the primary indicator of financial performance used by management.
Other corporate expenses incurred are deemed to be applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily include areas such as the Company’s corporate and governance functions, including the CEO, the Chief Financial Officer and the Board of Directors, as well as expense areas including pension, professional fees and similar corporate expenses. Segment operating profit, as reported below, is based on the same definition of operating profit as described above.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013
(dollar amounts in thousands, except per common share data)

Segment operating profit for the first quarter of fiscal 2013 has been revised from the prior years’ disclosures to conform to the fiscal 2014 presentation of including annual accrued incentive bonus and incentive stock compensation as a part of the segments' SGA expenses.

First Quarter Fiscal 2014	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$32,822	$9,089	$—	$41,911
Gross profit	14,098	5,374	—	19,472
Operating profit	8,911	788	(2,109)	7,590

First Quarter Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$38,272	$8,961	$—	$47,233
Gross profit	15,842	5,075	—	20,917
Operating profit	10,493	1,699	(2,265)	9,927

As of September 28, 2013	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$51,489	$50,767	$30,580	$132,836

As of June 29, 2013	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$26,390	$53,169	$50,694	$130,253
Unallocated corporate assets were comprised of corporate assets including cash and cash equivalents, short-term investments, building, software, furniture and equipment, investments, deferred tax assets, cash surrender assets associated with insurance policies and other nominal intangible or deposit type assets held by the Company. Changes between Footwear segment and unallocated corporate assets from the end of fiscal 2013 to the end of the first quarter of fiscal 2014 reflected the seasonal nature of the business and related working capital requirements in that period.

14.	Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (the “chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of two years following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies at the end of the first quarter of fiscal 2014 was $3,130, which is included in other assets in the condensed consolidated balance sheets.

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
None

R.G. BARRY CORPORATION AND SUBSIDIARIES
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide investors and others with information we believe is necessary to understand the Company’s financial condition, changes in financial condition, results of operations and cash flows. Our MD&A should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements and other information included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q should also be read in conjunction with our 2013 Form 10-K.
Unless the context otherwise requires, references in this MD&A to “our”, “us”, “we” or the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries.
Our Company and our principal subsidiaries, Foot Petals, Inc. and Baggallini, Inc., are engaged in designing, sourcing, marketing and distributing footwear; foot and shoe care products; and handbags, tote bags and other travel accessories. We operate with three operating segments, two of which are aggregated into a single reportable segment. The two reportable segments include: (1) Footwear that encompasses primarily slippers, sandals, hybrid and fashion footwear; and (2) Accessories with products including foot and shoe care products, handbags, tote bags and other travel accessories. Our products are sold predominantly in North America through the accessory sections of department stores, national chain stores, warehouse clubs, specialty and independent stores, television shopping networks, e-tailing/internet based retailers, discount stores and mass merchandising channels of distribution.
The Company operates with a reporting structure which has a separate Business Unit President for each operating unit, with each Business Unit President reporting to the Chief Executive Officer (CEO) of R.G. Barry Corporation. Each Business Unit President has financial performance responsibility for the operating unit.
Under this reporting structure, the operating profit or loss measure for an operating unit includes sales, cost of sales, and direct and allocated SGA expenses from certain shared corporate support areas for which expenses incurred are allocated to each operating unit based on estimated usage of Company services. Other corporate expenses are deemed applicable to the Company as a whole and are not allocated to any specific business segment. Such expenses include costs associated with the Company’s corporate and governance functions, including the CEO, the Chief Financial Officer and the Board of Directors, as well as expense areas including pension, professional fees and similar corporate expenses.
Segment operating profit for the first quarter of fiscal 2013 has been revised from the prior years’ disclosures to conform to the fiscal 2014 presentation of including annual accrued incentive bonus and incentive stock compensation as a part of the operating units' SGA expenses.
Our Footwear and Accessories segment results reported below for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 have been presented based on this reporting approach.
All disclosures made herein relative to period-over-period comparisons refer to results reported for the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

Consolidated Results of Operations
Listed below are excerpts from our condensed consolidated statements of income for the first quarter of fiscal 2014 and the first quarter of fiscal 2013:

(all amounts are in 000’s)	First Quarter Fiscal 2014	% of Net Sales	First Quarter Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$41,911	100.0	$47,233	100.0	$(5,322)
Gross profit	19,472	46.5	20,917	44.3	(1,445)
Selling, general and administrative expense	11,882	28.4	10,990	23.3	892
Operating profit	7,590	18.1	9,927	21.0	(2,337)
Other income	363	0.9	223	0.5	140
Interest income	18	0.0	26	0.1	(8)
Interest expense	(157)	(0.4)	(203)	(0.4)	46
Earnings before income taxes	7,814	18.6	9,973	21.1	(2,159)
Income tax expense	3,051	7.3	3,839	8.1	(788)
Net earnings	4,763	11.4	6,134	13.0	(1,371)
Consolidated net sales decreased by 11.3%, reflecting a decrease in net sales primarily in the Footwear segment. The decrease in shipments in the Footwear segment of $5.5 million or 14.2% was primarily associated with customers in the department store and off-price customer channels. Quarter-over-quarter shipments in the Accessories segment increased nominally.
Consolidated gross profit dollars decreased by 6.9%, but gross profit as a percentage of net sales increased by 220 basis points. The decrease in gross profit dollars was primarily due to the lower overall sales volume noted above; while the increase in gross profit as a percentage of net sales primarily reflected the impact of the segment, customer and product mix in net sales during the period.
Consolidated SGA expenses increased by 8.1%, with the increase primarily reflecting higher expenses associated with our Accessories segment businesses, offset by a reduction in expenses associated with our Footwear segment. These changes in SGA expenses included a broad range of various expense areas.
Consolidated other income reflected higher levels of royalty income associated with our current licensing agreements; consolidated interest expense was nominally lower.
The effective tax rates for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 were 39.0% and 38.5%, respectively.
Based on the results of operations noted above, we reported consolidated net earnings of $4.8 million or $0.41 per diluted common share for the first quarter of fiscal 2014 and consolidated net earnings of $6.1 million or $0.54 per diluted common share for the first quarter of fiscal 2013.

Results of Operations - Footwear segment
Our Footwear segment encompasses designing, sourcing, marketing and distributing footwear products. We define footwear as a product category that includes primarily slippers, sandals and hybrid and fashion footwear. Our footwear products are sold through multiple retail channels including mass merchandisers, national chain stores, warehouse clubs, mid-tier department stores, specialty and independent stores, discount stores and e-commerce and catalog retailers.
Selected financial results for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 were:

(all amounts are in 000’s)	First Quarter Fiscal 2014	% of Net Sales	First Quarter Fiscal 2013	% of Net Sales	Decrease
Net sales	$32,822	100.0	$38,272	100.0	$(5,450)
Gross profit	14,098	43.0	15,842	41.4	(1,744)
Operating profit	8,911	27.1	10,493	27.4	(1,582)

Net sales decreased by 14.2% primarily due to the sluggish retail environment and shifts in the timing of seasonal shipments to customers in the department stores and off-price customer channels and marginally due to a decrease in shipments of lower margin private label and licensed footwear sales.
Gross profit dollars decreased by 11.0%, but gross profit as a percentage of net sales increased by 160 basis points. The decrease in gross profit dollars was primarily due to the impact of decreased shipment volumes noted above; while the increase in gross profit as a percentage of net sales primarily reflected the favorable impact of customer and product mix in net sales during the period.
Operating profit decreased by 15.1%, reflecting the decrease in gross profit noted above, offset in part by a decrease in SGA expenses reflected in a broad range of areas.

Results of Operations - Accessories segment
The Accessories segment, comprised of the Foot Petals and Baggallini Business Units, encompasses the designing, sourcing, marketing and distribution of a variety of accessory category products. These consumer product offerings range from shoe and foot care products to handbags, tote bags and other travel accessories. These products are sold predominately in North America through customers primarily in the specialty and independent store, e-tailing/internet based retail, upper tier department store, mass merchandising and discount store channels. Our business activity with these customers is primarily replenishment in nature, with sales spread evenly throughout the year.
Selected financial results for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 were:

(all amounts in 000’s)	First Quarter Fiscal 2014	% of Net Sales	First Quarter Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$9,089	100.0	$8,961	100.0	$128
Gross profit	5,374	59.1	5,075	56.6	299
Operating profit	788	8.7	1,699	19.0	(911)
The nominal net sales increase of 1.4% was primarily due to increases in shipments to customers in a variety of customer channels.
Gross profit dollars increased by 5.9% and gross profit as a percentage of net sales increased by 250 basis points. The increase in gross profit dollars reflected the increased shipment volumes noted above. The increase in gross profit as a percentage of net sales reflected the relative mix of shipments to customers in various channels and the associated margins.
Operating profit decreased by $911 thousand mainly due to the impact of higher selling related payroll, selling related commissions and selling related travel and trade show expenses totaling approximately $436 thousand and higher selling and corporate administrative shared services expenses of approximately $283 thousand. The increases in selling related expenses are in line with our long-term strategic growth goals for this segment.

Results of Operations – Unallocated Corporate Expenses
Consistent with our internal reporting structure, certain shared corporate expenses deemed applicable to the Company as a whole were not allocated to any business segment. Such costs included those associated with the Company’s corporate and governance functions, including the CEO, the Chief Financial Officer and the Board of Directors, as well as expense areas including pension, professional fees and similar corporate expenses. These unallocated costs are shown below:

(all amounts are in 000’s)	Fiscal 2014	Fiscal 2013	Decrease
First Quarter	$(2,109)	$(2,265)	$(156)
The decrease in unallocated expenses reflected lower expenses from a broad range of corporate expense areas.

Seasonality
Although our various product lines in our Footwear and Accessories segments are sold on a year-round basis, the demand for specific products or styles within our Footwear segment is highly seasonal. For example, the demand for gift-oriented slipper products is higher in the fall and holiday season than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full fiscal year or for future comparable quarters. A majority of our annual shipments are expected to continue to be seasonal in nature for the foreseeable future.
Looking ahead to the remainder of Fiscal 2014 and beyond
Based upon our current business outlook and future economic headwinds, we expect the 2013 selling season to be challenging for many suppliers to retail, and we see the sluggish retail environment continuing throughout fiscal 2014.  Our key strategic initiatives, which include growing market share in existing channels, pursuing new retail distribution opportunities, expanding our business internationally, and continuing our growth through appropriate acquisitions, remain in place.  Based on these strategic initiatives, we expect to continue to deliver performance that drives revenue and profitable growth over the long-term.
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
Our liquidity requirements arise from the funding of our working capital needs, which include primarily inventory; operating expenses, accounts receivable, funding of capital expenditures, business acquisitions, payment of cash dividends and income tax and repayment of our indebtedness. Generally, most of our product purchases from third-party manufacturers are acquired on an open-account basis, and to a significantly lesser extent, through trade letters of credit. Such trade letters of credit are drawn against our Revolving Credit Facility at the time of shipment of the products and reduce the amount available under that facility when issued.
Cash and cash equivalents on hand were approximately $12.7 million at September 28, 2013, compared to $6.6 million at September 29, 2012 and $21.8 million at June 29, 2013. Short-term investments were approximately $6.6 million at September 28, 2013, $8.0 million at September 29, 2012 and $17.7 million at June 29, 2013.
At September 28, 2013, as part of its cash management and investment program, the Company maintained a portfolio of $6.6 million in short-term investments, comprised of marketable investment securities in the form of variable rate demand notes. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value.
Operating Activities
Our operations used approximately $19.3 million and $26.0 million of cash during the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively, resulting primarily from the seasonality of our Footwear segment business. The operating cash flows primarily reflect the impact of timing in our Footwear segment shipments and inventory purchased, as well as the timing of collections and customer deductions in accounts receivable, payments for inventory purchases and incentive bonus and income tax accruals and payments.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 4.3:1 at September 28, 2013, 3.8:1 at September 29, 2012 and 4.2:1 at June 29, 2013. The difference in this ratio from September 28, 2013 to September 29, 2012 reflected primarily the effect of incremental earnings over the intervening twelve-month period.
We anticipate that we will continue to fund our operations and meet our debt obligations in the future primarily by using cash generated from operations.

Changes in the primary components of our working capital accounts for the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively, were as follows:

•
The increases in accounts receivable of $14.6 million and $24.3 million, respectively, reflected the impact of: relatively lower seasonal Footwear segment shipments during the first quarter of fiscal 2014 as compared to the same period of fiscal 2013; and the relative timing of customer collections and deductions.

•
Net inventories increased by $9.8 million and $9.5 million, respectively, in line with the seasonal nature of the Footwear segment business, and the timing of purchases in support of that segment’s fall season shipments related to each of the respective fiscal years.

•
Accounts payable decreased by $398 thousand and $2.8 million, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in our Footwear and Accessories segments.

•
Accrued expenses decreased by $394 thousand and increased by $613 thousand, respectively. Changes in the first quarter of fiscal 2014 reflected the impact of lower annual incentive expense and income tax expense accruals during the period.

Investing Activities
Our investing activities provided $10.8 million and $17.3 million in cash during the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively. These activities primarily reflected the net effect from the sale and purchase of investments during the respective periods. In addition, we reported capital expenditures of $342 thousand and $331 thousand during the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively.
Financing Activities
Financing activities during the first quarter of fiscal 2014 and the first quarter of fiscal 2013 used $601 thousand and $785 thousand in cash, respectively, primarily reflecting the principal repayment of long-term debt, which was offset in part by excess tax benefits from the vesting of restricted stock units and the exercise of stock options as well as proceeds from the exercise of stock options.
2014 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Revolving Credit Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2014. We intend to renew the Revolving Credit Facility on or before its maturity date of March 1, 2014 .
Credit Agreement
Under the terms of a bank facility (the “Bank Facility”) entered into in March 2011, The Huntington National Bank (“Huntington”) is obligated to advance funds to us for a period of three years under a revolving credit facility (“Revolving Credit Facility”). We may have outstanding indebtedness of up to $5 million under the Revolving Credit Facility from January through June of each calendar year and up to $10 million from July through December of each calendar year. The availability under the Revolving Credit Facility includes a $1.5 million sub-facility for letters of credit. Under the terms of the Bank Facility, we may request that Huntington increase the Revolving Credit Facility by an amount of up to $5 million. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, the Company pays a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, and paid a one-time $25 thousand facility fee in connection with entering into the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must not have any outstanding borrowings for at least 30 consecutive days commencing on July 1 and continuing through June 30 of the following year. There was no outstanding balance under the Revolving Credit Facility at September 28, 2013.
Under the terms of the Bank Facility, Huntington also provided us $30 million under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15 million on March 1, 2011 and the remaining $15 million on March 31, 2011. We began paying monthly principal payments in the amount of $357 thousand, together with accrued interest, on April 1, 2011. The then remaining outstanding balance and accrued interest will be due and payable on March 1, 2016. The interest rate on the Term Loan Facility is equal to LIBOR plus 1.85%. In conjunction with the Bank Facility, we entered into an interest rate contract that provides for a fixed interest rate of 3.94% on a notional amount of 50% of the outstanding principal balance of the term loan.
We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility; this fee is being amortized over the term of the loan. The applicable interest rate on the Term Loan Facility at September 28, 2013 was 2.03%, assuming a 30-day LIBOR rate of 0.18% on that date.
Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated quarterly beginning with the fiscal quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At September 28, 2013, we were in compliance with all these financial covenants.
Other Long-Term Indebtedness and Current Installments of Long-Term Debt
At September 28, 2013, we reported $4.3 million as the current portion of long-term debt. The term loan under the Term Loan Facility has a seven-year amortization schedule, and we are obligated to make interest and principal payments over the five-year term of the loan, with a final payment for the remaining balance due at the end of the five-year term.
During fiscal 2011, as noted above, we entered into an interest rate contract, with an initial notional amount of $15 million, which extends through the five-year period of the term loan obtained in fiscal 2011 and used to fund our business acquisitions. This interest rate contract has a fixed interest rate of 3.94% and extends over the period of the term loan with a notional amount that will adjust over time to an amount approximating fifty percent of the outstanding term loan balance. This interest rate contract has been accounted for as an effective cash flow hedge for a portion of the term loan.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2013, other than routine payments and obligations under the Bank Facility. For more detail on our contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources – Other Matters Impacting Liquidity and Capital Resources – Contractual Obligations” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2013 Form 10-K.
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
The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note (1) of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data.” of Part II of our 2013 Form 10-K.
A summary of the critical accounting policies requiring management estimates follows:

a)	Revenue recognition - We recognize revenue when the following criteria are met:

•	goods are shipped from our warehouses and other third-party distribution locations, at which point our customers take ownership and assume risk of loss;

•	collection of the relevant receivable is probable;

•	persuasive evidence of an arrangement exists; and

•	the sales price is fixed or determinable.

In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the first quarter of fiscal 2014, we recognized reserve adjustments, that increased our earnings before income tax by $270 thousand, primarily related to customer incentive reserves of $1.9 million established at June 29, 2013. During the first quarter of fiscal 2013, we recognized reserve adjustments that decreased our earnings before income tax by $38 thousand, related to customer incentive reserves of $1.1 million established at June 30, 2012.
We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the first quarter of fiscal 2014 or during the first quarter of fiscal 2013.

b)
Inventory valuation - We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the first quarter of fiscal 2014 and the first quarter of fiscal 2013, inventory write-downs, recognized as a part of cost of sales, were $267 and $213, respectively.

c)
Deferred tax asset realizability and uncertain tax positions - We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the first quarter of fiscal 2014 or at the end of the first quarter of fiscal 2013 at the federal, state or local tax levels.

d)
Pension liability - We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year, and we monitor these assumptions over the course of the fiscal year.

e)
Impairment of long-lived assets - We review the carrying value of our long-lived assets including property, plant and equipment and intangible assets with finite useful lives for impairment whenever events or change in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of income. There were no impairment indicators present during the first quarter of fiscal 2014.

We perform our annual testing for goodwill and indefinite-lived intangible asset impairment for all reporting units during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. We first perform a one-step qualitative assessment for our annual impairment test evaluation on goodwill and indefinite life intangible assets to determine if it is not more likely than not that the reporting unit's carrying value exceeds its fair value. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of a reporting unit and indefinite life intangible assets. A reporting unit is defined as an operating segment or one level below an operating segment. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit and indefinite life intangible assets' fair value with its carrying amount. We place more weight on the events and circumstances that most affect a reporting unit and indefinite life intangible assets' fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect our determination of whether it is more likely than not that the fair value of a reporting unit and indefinite life intangible assets are less than its carrying amount. We could also consider recent valuations of our reporting units and indefinite life intangible assets, including the difference between the most recent fair value estimate and the carrying amount. These factors are all considered by management in reaching our conclusion about whether to perform the first step of the impairment test. If management concludes that further testing is required, we perform a quantitative valuation to estimate the fair value of our reporting units and indefinite life intangible assets.
A quantitative assessment of goodwill and indefinite life intangible assets impairment testing involves judgment, including but not limited to, the identification of reporting units and estimating the fair value of each reporting unit. The quantitative approach consists of comparing the fair value of each reporting unit, determined using discounted cash flows, to each reporting unit's respective carrying value. If the estimated carrying value of a reporting unit exceeds its estimated fair value, goodwill impairment is indicated. The amount of the impairment is determined by comparing the carrying value of the net assets of the reporting unit, excluding goodwill, to its estimated fair value, with the difference representing the implied fair value of the goodwill. If the implied fair value of the goodwill is lower than its carrying value, the difference is recorded as an impairment expense in the consolidated statements of income.
There were no impairment indicators present during the first quarter of fiscal 2014.

f)
Other - There are various other accounting policies that also require management’s judgment. For an additional discussion of all of our significant accounting policies, please see Note (1) of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data.” of Part II of our 2013 Form 10-K.

Actual results may vary from these estimates as a consequence of activities after the period-end estimates have been made. These subsequent activities will have either a positive or negative impact upon the results of operations in a period subsequent to the period when we originally made the estimates.
Recently Issued Accounting Standards
See “Note 16 - Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During fiscal 2013 and through the first quarter of fiscal 2014, substantially all of our sales and all of our purchases were denominated in U.S. dollars, and accordingly, we did not have any foreign currency risk.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At September 28, 2013, we had $19.3 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% for fifty percent of the loan balance and an interest rate equal to LIBOR plus 1.85% applies to the remainder of the loan balance under the Term Loan Facility.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
No response required.
Item 1A. Risk Factors
Please see the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 at the front of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” of Part I of our 2013 Form 10-K for information regarding risk factors. There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of our 2013 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) Not applicable
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended September 28, 2013. R.G. Barry Corporation does not currently have in effect a publicly-announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
(a), (b) Not Applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See Index to Exhibits at page 29.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION
Registrant

Date:	November 6, 2013	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
(Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Fiscal 2014 R.G. Barry Management Bonus Plan	Incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of R.G. Corporation for the fiscal year ended June 29, 2013 (SEC File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at September 28, 2013 and June 29, 2013;

(ii)	Condensed Consolidated Statements of Income for the first quarter of fiscal 2014 and the first quarter of fiscal 2013;

(iii)	Condensed Consolidated Statements of Comprehensive Income for the first quarter of fiscal 2014 and the first quarter of fiscal 2013;

(iv)	Condensed Consolidated Statements of Cash Flows for first quarter of fiscal 2014 and the first quarter of fiscal 2013; and

(v)	Notes to Condensed Consolidated Financial Statements for the first quarter of fiscal 2014 and the first quarter of fiscal 2013.