Form 10-Q
period 2013-12-28
BARRY R G CORP /OH/
filed 2014-02-05
CIK 749872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1 Par Value, Outstanding as of February 5, 2014 – 11,399,617

Index to Exhibits at page	34

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Second Quarter of Fiscal 2014
(Period Ended December 28, 2013)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the current softness in retail markets; general economic conditions on consumer spending; the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; the impact of the loss of key management; our ability to secure and protect trademarks and other intellectual property; our ability to implement new enterprise resource information systems; a failure in or a breach of our operational or security systems or infrastructure, or those of our third-party suppliers and other service providers, including as a result of cyber-attacks; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013 (the “2013 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2013 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.

Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

Second quarter of fiscal 2014	13 weeks ended December 28, 2013
Second quarter of fiscal 2013	13 weeks ended December 29, 2012

First half of fiscal 2014	26 weeks ended December 28, 2013
First half of fiscal 2013	26 weeks ended December 29, 2012

Fiscal 2014	52 weeks ending June 28, 2014
Fiscal 2013	52 weeks ended June 29, 2013

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 28, 2013	June 29, 2013
ASSETS	(unaudited)	(unaudited)
Cash and cash equivalents	$27,936	$21,806
Short-term investments	15,662	17,694
Accounts receivable (less allowances of $6,051 and $2,567, respectively)	20,640	16,755
Inventory	21,734	24,239
Deferred tax assets – current	2,559	2,559
Prepaid expenses	1,389	1,111
Total current assets	89,920	84,164
Property, plant and equipment, at cost	13,766	13,316
Less accumulated depreciation and amortization	9,706	9,138
Net property, plant and equipment	4,060	4,178
Deferred tax assets – noncurrent	1,668	1,896
Goodwill	15,622	15,622
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $5,469 and $4,563, respectively)	11,209	12,112
Other assets	3,449	3,081
Total assets	$135,128	$130,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$4,286	$4,286
Accounts payable	8,071	10,655
Accrued expenses	5,580	4,899
Total current liabilities	17,937	19,840
Long-term debt, excluding current installments	13,929	16,071
Accrued retirement costs and other	6,771	7,165
Total liabilities	38,637	43,076
Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series II Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,400 and 11,291 shares, respectively (excluding treasury shares of 1,141 and 1,085, respectively)	11,400	11,291
Additional capital in excess of par value	23,641	23,282
Accumulated other comprehensive loss	(9,374)	(9,410)
Retained earnings	70,824	62,014
Total shareholders’ equity	96,491	87,177
Total liabilities and shareholders’ equity	$135,128	$130,253
See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Second Quarter		First Half
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$47,997	$48,505	$89,908	$95,737
Cost of sales	27,514	27,951	49,953	54,266
Gross profit	20,483	20,554	39,955	41,471
Selling, general and administrative expenses	10,799	11,930	22,681	22,921
Operating profit	9,684	8,624	17,274	18,550
Other income	363	242	726	465
Interest income	13	18	31	45
Interest expense	(149)	(193)	(306)	(396)
Earnings before income taxes	9,911	8,691	17,725	18,664
Income tax expense	3,797	3,390	6,848	7,229
Net earnings	$6,114	$5,301	$10,877	$11,435
Net earnings per common share
Basic	$0.53	$0.47	$0.95	$1.01
Diluted	$0.53	$0.46	$0.94	$0.99
Weighted average number of common shares outstanding
Basic	11,484	11,372	11,440	11,327
Diluted	11,567	11,564	11,541	11,526
Common shares outstanding at end of period	11,400	11,291	11,400	11,291
Cash dividends declared per common share	$0.09	$0.17	$0.18	$0.25

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Second Quarter		First Half
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net earnings	$6,114	$5,301	$10,877	$11,435
Other comprehensive income adjustments:
Reclassification for interest paid on interest rate contract	46	55	94	111
Income tax effect of interest paid on interest rate contract	(18)	(22)	(36)	(44)
Unrealized loss on interest rate contract	(12)	(4)	(36)	(55)
Income tax effect of unrealized loss on interest rate contract	4	2	14	22
Comprehensive income	$6,134	$5,332	$10,913	$11,469

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	First Half
	Fiscal 2014	Fiscal 2013
	(unaudited)	(unaudited)
Operating activities:
Net earnings	$10,877	$11,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,450	1,341
Deferred income tax expense	206	205
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(407)	(286)
Stock-based compensation expense on equity awards	670	824
Change in customer return and program accruals	3,484	5,390
Changes in:
Accounts receivable, gross	(7,370)	(11,695)
Inventory	2,506	1,321
Prepaid expenses and other assets	(626)	(114)
Accounts payable	(2,458)	(2,268)
Accrued expenses	401	374
Accrued retirement costs and other	(337)	62
Net cash provided by operating activities	8,396	6,589
Investing activities:
Proceeds from the sale of short-term investments	14,369	19,199
Purchases of short-term investments	(12,337)	(10,899)
Purchases of property, plant and equipment	(576)	(482)
Net cash provided by investing activities	1,456	7,818
Financing activities:
Repayment of short-term notes payable	—	(1,750)
Principal repayment of long-term debt	(2,143)	(2,143)
Proceeds from stock options exercised	64	25
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	407	286
Dividends paid	(2,050)	(2,821)
Net cash used in financing activities	(3,722)	(6,403)
Net increase in cash and cash equivalents	6,130	8,004
Cash and cash equivalents at the beginning of the period	21,806	16,112
Cash and cash equivalents at the end of the period	$27,936	$24,116
See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
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
The Company’s reporting period is a fifty-two-week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the second quarter and first half of fiscal 2014 are not necessarily indicative of the annual results that may be expected for fiscal 2014. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data.” of Part II of the 2013 Form 10-K.

2.	Fair Value of Financial Instruments
At December 28, 2013, as part of its cash management and investment program, the Company maintained a portfolio of $15,662 in short-term investments, comprised of $6,325 of marketable investment securities in the form of variable rate demand notes and $9,337 in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and consist of commercial paper and bonds, which have individual maturity dates ranging from May 2014 to September 2014. Held-to-maturity debt securities are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.
In addition, at December 28, 2013, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term-loan facility entered into by the Company in March 2011. See “Note 9—Derivative Instruments and Hedging Activities” below.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
(dollar amounts in thousands, except per common share data)

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
The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that were required to be measured at fair value) at December 28, 2013:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$6,325	—	$6,325	—
Total	$6,325	—	$6,325	—
Liabilities:
Interest rate contract	$244	—	$244	—
Total	$244	—	$244	—
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
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
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
Performance-based RSUs will be settled through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on expected annual diluted earnings per share by the Company, as projected at end of the first half of fiscal 2014, the number of total eligible performance-based RSUs was computed at zero for fiscal 2014 and 54,400 for fiscal 2013, of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $0 and $14.88 for the fiscal 2014 and the fiscal 2013 awards, respectively. Similarly, the fair value of the cash settlement award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award. In addition, consistent with its employee compensation policy, the Company granted an aggregate of 17,700 and 18,500 time-based RSUs, to certain members of management during the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively, which vest in equal annual installments over three years.
Consistent with its non-employee directors compensation policy, the Company also awarded an aggregate of 13,800 and 18,700 unrestricted common shares with immediate vesting to the non-employee directors of R.G. Barry Corporation during the second quarter of fiscal 2014 and the second quarter of fiscal 2013, respectively. The fair value of these awards of common shares was $257 for each of the second quarter of fiscal 2014 and the second quarter of fiscal 2013. The fair value was based on the market price of the Company’s common shares at the date of grant of each award, and was included as part of the total stock-based compensation expense discussed in the following paragraph.
Under the provisions of FASB ASC 718, the Company recognized, as part of selling, general and administrative expenses, $528 and $892 of stock-based compensation expense for the second quarter and the first half of 2014, respectively. The Company recognized, as part of selling, general and administrative expenses, $635 and $984 of stock based compensation expense for the second quarter and the first half of 2013, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
(dollar amounts in thousands, except per common share data)

During the second quarter of fiscal 2014 and the second quarter of fiscal 2013, the Company did not recognize any gross excess tax benefits. During the first half of fiscal 2014 and the first half of fiscal 2013, the Company recognized gross excess tax benefits of $407 and $286, respectively, as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.
Activity with respect to stock options for the first half of fiscal 2014 was as follows:

	Number of common shares subject to NQs	Weighted- average exercise price
Outstanding at June 29, 2013	17,000	$8.82
Granted	—	—
Exercised	(9,400)	6.73
Expired/Canceled	(1,600)	10.60
Outstanding at December 28, 2013	6,000	$11.63
Options exercisable at December 28, 2013	4,000
Activity with respect to time-based RSUs for the first half of fiscal 2014 was as follows:

	Number of common shares underlying RSUs	Grant date fair value
Nonvested at June 29, 2013	225,000	$8.99
Granted	17,700	16.64
Vested	(100,600)	8.09
Forfeited/Cancelled	(9,100)	11.57
Nonvested at December 28, 2013	133,000	$10.55
Activity with respect to performance-based RSUs, with future settlement at vesting in common shares, for the first half of fiscal 2014 was as follows:

	Number of common shares underlying RSUs	Grant date fair value
Nonvested at June 29, 2013	65,000	$12.53
Granted, estimated based on target annual diluted earnings per share	—	—
Vested	(27,300)	12.13
Forfeited/Cancelled	—	—
Nonvested at December 28, 2013	37,700	$12.82
During the first half of fiscal 2014 and the first half of fiscal 2013, an aggregate of zero and 27,700, respectively, of performance-based RSUs with future settlement at vesting to be made in cash were granted and accounted for as cash settlement awards (based on expected diluted earnings per share by the Company for fiscal 2014 and fiscal 2013, respectively). The fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each quarterly reporting period based on the corresponding market price of a common share of the Company.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
(dollar amounts in thousands, except per common share data)

Total compensation cost of time-based and performance-based compensation awards not yet vested as of December 28, 2013 was as follows:

	Unrecognized compensation cost	Weighted-average period in years
Time-based RSU awards	$848	1-2
Performance-based RSU awards (accounted for as equity award)	107	1-2
Performance-based RSU awards (accounted for as cash settlement award)	263	1-2
The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the first half of fiscal 2014 and the first half of fiscal 2013 was $1,299 and $1,846, respectively.

4.	Accounts Receivable Reserves
Activity with respect to accounts receivable reserves for the first half of fiscal 2014 and the first half of fiscal 2013 was as follows:

	Fiscal 2014	Fiscal 2013
Accounts receivable reserves at the beginning of the fiscal year	$2,567	$1,786
Customer incentive, coop advertising and return allowance accruals	9,007	8,929
Deductions and other charges to reserves	(4,784)	(3,315)
Other adjustments to reserves	(739)	(224)
Accounts receivable reserves at the end of the first half of the fiscal year	$6,051	$7,176
Other adjustments to reserves in the table above reflected the difference between estimates made at the end of fiscal 2013 and fiscal 2012, respectively, and actual claims as processed during the subsequent first half of fiscal 2014 and the subsequent first half of fiscal 2013, respectively.

5.	Inventories
Inventory by category consisted of the following:

	December 28, 2013	June 29, 2013
Raw materials	$21	$—
Finished goods	21,713	24,239
Total inventory	$21,734	$24,239
Inventory write-downs, recognized as a part of cost of sales, were $153 and $113 for the second quarter of fiscal 2014 and the second quarter of fiscal 2013, respectively, and $420 and $326 for the first half of fiscal 2014 and the first half of fiscal 2013, respectively.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
(dollar amounts in thousands, except per common share data)

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
During the second quarter of fiscal 2014, we performed the annual initial qualitative assessment of the goodwill and indefinite life intangible assets related to our Baggallini and Foot Petals reporting units. Based on this assessment, there were no impairment indicators present for the goodwill and indefinite life intangible assets related to our Baggallini reporting unit. Based on the qualitative assessment of the goodwill and indefinite life intangible assets related to our Foot Petals reporting unit, we concluded that further testing was required and performed a quantitative assessment of the goodwill and indefinite life intangible assets. Based on the goodwill assessment, the estimated fair value exceeded the estimated carrying value of our Foot Petals reporting unit by 12.5% and no impairment expense was recorded for the first half of fiscal 2014. An annual decrease of 130 basis points in the assumed long-term revenue growth rate for this reporting unit could lead to a step 2 calculation to quantify a potential impairment based on the current forecast model. Further, based on the indefinite life intangible assets analysis, the estimated fair value of the asset exceeded the carrying value of the asset. The book value of the Foot Petals goodwill and indefinite life intangible assets was $5,420 and $3,600, respectively, as of the first half of fiscal 2014.
Other intangible assets included the following:

	December 28, 2013
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,738	$(4,764)	$10,974
Trademarks, patents, and fees	5 years	940	(705)	235
Total intangible assets subject to amortization		$16,678	$(5,469)	$11,209

	June 29, 2013
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,738	$(3,902)	$11,836
Trademarks, patents and fees	5 years	937	(661)	276
Total intangible assets subject to amortization		$16,675	$(4,563)	$12,112
The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $453 and $435 in the second quarter of fiscal 2014 and the second quarter of fiscal 2013, respectively. For the first half of fiscal 2014 and the first half of fiscal 2013, the Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $906 and $871, respectively. These amortization expenses were reported as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
(dollar amounts in thousands, except per common share data)

7.	Accrued expenses
Accrued expenses consisted of the following:

	December 28, 2013	June 29, 2013
Salaries and wages	$828	$2,800
Income taxes	3,348	287
Other taxes	89	68
Current pension liabilities	660	660
Other	655	1,084
Total accrued expenses	$5,580	$4,899

8.	Income Taxes
Income tax expense for the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in fiscal 2014 and fiscal 2013, respectively, to earnings before income taxes as a result of the following:

	Second Quarter		First Half
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Computed “expected” tax expense	$3,469	$3,041	$6,204	$6,532
State income tax expense, net of federal income tax benefit	405	347	732	744
Other, net	(77)	2	(88)	(47)
Total expense	$3,797	$3,390	$6,848	$7,229
Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2014 could be materially different from the forecasted rate as of the end of the first half of fiscal 2014.
Income tax expense for the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013 was estimated based on projected annual pre-tax income, discrete tax adjustments and annual tax rates for the respective tax jurisdictions applicable to the Company. Income tax expense as reported was computed using an income tax rate of 38.6% for fiscal 2014 and of 38.7% for fiscal 2013.
FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the first half of fiscal 2014, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at the end of the first half of fiscal 2014 or at the end of fiscal 2013.

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
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
(dollar amounts in thousands, except per common share data)

Refer to “Note 2—Fair Value of Financial Instruments” for additional information regarding the fair value of the derivative instrument.
The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheets at December 28, 2013 and June 29, 2013:

		Liability Derivative at Fair Value
	Balance Sheet Location	December 28, 2013	June 29, 2013
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$140	$156
	Accrued retirement costs and other	104	145
		$244	$301
Cash Flow Hedges
The following table summarizes the pre-tax loss recognized in other comprehensive income (“OCI”) and the pre-tax loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013:

	Gross Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) and Excluded from Effectiveness Testing	Loss (Ineffective Portion) and Excluded from Effectiveness Testing
For the second quarter of fiscal 2014:
Interest rate contract	$32	Interest expense	$46	Interest expense	$—
For the first half of fiscal 2014:
Interest rate contract	$57	Interest expense	$94	Interest expense	$—
For the second quarter of fiscal 2013:
Interest rate contract	$4	Interest expense	$55	Interest expense	$—
For the first half of fiscal 2013:
Interest rate contract	$55	Interest expense	$111	Interest expense	$—
The estimated net amount of the loss in accumulated OCI at December 28, 2013, expected to be reclassified into the consolidated statement of income within the next twelve months is $140.

10.	Employee Retirement Plans
The Company expects to make payments in the aggregate of $1,443 during fiscal 2014 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, non-qualified supplemental retirement plans (collectively, “SRP”). In the first half of fiscal 2014, contributions of $751 were made into the ARP and payments of $343 were made to participants in the SRP.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
(dollar amounts in thousands, except per common share data)

The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Second Quarter		First Half
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Service cost	$—	$—	$—	$—
Interest cost	445	434	890	868
Expected return on plan assets	(450)	(450)	(900)	(900)
Net amortization	367	450	734	900
Total pension expense	$362	$434	$724	$868

11.	Net Earnings per Common Share
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
The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Second Quarter		First Half
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Numerator:
Net earnings	$6,114	$5,301	$10,877	$11,435
Denominator:
Weighted-average common shares outstanding	11,484	11,372	11,440	11,327
Effect of dilutive securities: stock options and RSUs	83	192	101	199
Weighted-average common shares outstanding, assuming dilution	11,567	11,564	11,541	11,526
Basic net earnings per common share	$0.53	$0.47	$0.95	$1.01
Diluted net earnings per common share	$0.53	$0.46	$0.94	$0.99
The Company did not exclude any stock options from the calculation of diluted net earnings per common share for the second quarter or first half of fiscal 2014 or the second quarter or first half of fiscal 2013.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
(dollar amounts in thousands, except per common share data)

12.	Changes in Equity
The following table provides a summary of the changes in total equity for the first half of fiscal 2014:

	Common shares	Additional capital in excess of par value	Accumulated other comprehensive loss	Retained earnings	Net shareholders’ equity
Balance at June 29, 2013	$11,291	$23,282	$(9,410)	$62,014	$87,177
Net earnings	—	—	—	10,877	10,877
Stock-based compensation expense	—	449	—	—	449
Stock-based compensation tax benefit realized	—	407	—	—	407
Other comprehensive income on interest rate contract, net of tax of $22	—	—	36	—	36
Restricted stock units vested and stock options exercised	109	(497)	—	—	(388)
Dividends declared at $0.18 per common share	—	—	—	(2,067)	(2,067)
Balance at December 28, 2013	$11,400	$23,641	$(9,374)	$70,824	$96,491

The changes in the components of accumulated other comprehensive income (loss) were as follows:

	Pension liability adjustment	Cash flow hedges	Accumulated other comprehensive loss
Balance at June 29, 2013	$(9,225)	$(185)	$(9,410)
Unrealized loss on interest rate contract	—	(36)	(36)
Reclassification adjustments to income	—	94	94
Income taxes	—	(22)	(22)
Balance at December 28, 2013	$(9,225)	$(149)	$(9,374)
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
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
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
Segment operating profit for the second quarter and the first half of fiscal 2013 has been revised from the prior year's disclosures to conform to the fiscal 2014 presentation of including annual accrued incentive bonus and incentive stock compensation as a part of the segments' SGA expenses versus unallocated corporate expenses.

Second Quarter Fiscal 2014	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$39,106	$8,891	$—	$47,997
Gross profit	15,648	4,835	—	20,483
Operating profit	10,718	976	(2,010)	9,684

First Half Fiscal 2014	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$71,928	$17,980	$—	$89,908
Gross profit	29,746	10,209	—	39,955
Operating profit	19,629	1,764	(4,119)	17,274

Second Quarter Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$39,493	$9,012	$—	$48,505
Gross profit	15,668	4,886	—	20,554
Operating profit	9,534	1,445	(2,355)	8,624

First Half Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$77,764	$17,973	$—	$95,737
Gross profit	31,510	9,961	—	41,471
Operating profit	20,027	3,144	(4,621)	18,550

As of December 28, 2013	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$29,396	$50,721	$55,011	$135,128

As of June 29, 2013	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$26,390	$53,169	$50,694	$130,253

14.	Related Party Transactions
Under an existing agreement, the Company is obligated for up to two years after the death of the Company’s non-executive chairman (the “chairman”) to purchase, if the estate elects to sell, up to $4,000 of the Company’s common shares, at their then fair market value. For a period of two years following the chairman’s death, the Company has a right of first refusal to purchase any common shares owned by the chairman at the time of his death if his estate elects to sell such common shares and has the right to purchase such common shares on the same terms and conditions as the estate proposes to sell such common shares to a third party. To fund its potential obligation to purchase such common shares, the Company maintains two insurance policies on the life of the chairman. The cumulative cash surrender value of the policies at the end of the second quarter of fiscal 2014 was $3,328, which is included in other assets in the condensed consolidated balance sheets.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Second Quarter/First Half of Fiscal 2014 and the Second Quarter/First Half of Fiscal 2013
(dollar amounts in thousands, except per common share data)

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

16. Subsequent events
On February 1, 2014, the Company's non-executive chairman, Mr. Gordon Zacks, passed away. The Company is the beneficiary of a life insurance policy that pays a cash benefit of $5,000 to the Company in the event of Mr. Zacks' death. This cash benefit is expected to be paid in the second half of fiscal 2014. In addition, Mr. Zacks was a participant in the Company's Associates' Retirement Plan and Supplemental Retirement Plan. The Company is currently assessing the impact of Mr. Zacks' death on the pension liabilities related to these plans, but expects a reduction in the pension liabilities will be recognized in the third quarter of fiscal 2014.

17. Recently Issued Accounting Standards
In July 2013, the FASB issued Accounting Standards Update 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the Consolidated Balance Sheets if specific criteria are met. The guidance is effective for fiscal years beginning after December 15, 2013 and thus will not be effective until fiscal year 2015. The adoption of this accounting guidance is not expected to have an impact on the R.G. Barry Corporation Consolidated Financial Statements.

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
Segment operating profit for the second quarter and first half of fiscal 2013 have been revised from the prior year's disclosures to conform to the fiscal 2014 presentation of including annual accrued incentive bonus and incentive stock compensation as a part of the operating units' SGA expenses versus unallocated corporate expenses.
Our Footwear and Accessories segment results reported below for the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013 have been presented based on this reporting approach.
All disclosures made herein relative to period-over-period comparisons refer to results reported for the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013, or the first half of fiscal 2014 as compared to the first half of fiscal 2013.

Consolidated Results of Operations
Listed below are excerpts from our condensed consolidated statements of income for the second quarter of fiscal 2014 and the second quarter of fiscal 2013:

(all amounts are in 000’s)	Second Quarter Fiscal 2014	% of Net Sales	Second Quarter Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$47,997	100.0	$48,505	100.0	$(508)
Gross profit	20,483	42.7	20,554	42.4	(71)
Selling, general and administrative expense	10,799	22.5	11,930	24.6	(1,131)
Operating profit	9,684	20.2	8,624	17.8	1,060
Other income	363	0.8	242	0.5	121
Interest income	13	0.0	18	0.0	(5)
Interest expense	(149)	(0.3)	(193)	(0.4)	(44)
Earnings before income taxes	9,911	20.6	8,691	17.9	1,220
Income tax expense	3,797	7.9	3,390	7.0	407
Net earnings	6,114	12.7	5,301	10.9	813
Consolidated net sales reflected nominal decreases in net sales in both segments.
Consolidated gross profit dollars remained relatively flat quarter-over-quarter and gross profit as a percentage of net sales increased by 30 basis points. The decrease in gross profit dollars was primarily due to the nominal decrease in overall sales volume noted above; the expansion in gross profit as a percentage of net sales reflected the impact of segment, customer and product mix in sales during the period.
Consolidated SGA expenses decreased by 9.5%, with the decrease primarily reflecting a reduction in expenses associated with our Footwear segment, offset by higher expenses associated with our Accessories segment businesses. These changes in SGA expenses included a broad range of various expense areas.
Consolidated other income reflected higher levels of royalty income associated with our current licensing agreements; consolidated interest expense was nominally lower.
The effective tax rates for the second quarter of fiscal 2014 and the second quarter of fiscal 2013 were 38.3% and 39.0%, respectively.
Based on the results of operations noted above, we reported consolidated net earnings of $6.1 million or $0.53 per diluted common share for the second quarter of fiscal 2014 and consolidated net earnings of $5.3 million or $0.46 per diluted common share for the second quarter of fiscal 2013.
Listed below are excerpts from our condensed consolidated statement of income for the first half of fiscal 2014 and the first half of fiscal 2013:

(all amounts are in 000’s)	First Half Fiscal 2014	% of Net Sales	First Half Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$89,908	100.0	$95,737	100.0	$(5,829)
Gross profit	39,955	44.4	41,471	43.3	(1,516)
Selling, general and administrative expense	22,681	25.2	22,921	23.9	(240)
Operating profit	17,274	19.2	18,550	19.4	(1,276)
Other income	726	0.8	465	0.5	261
Interest income	31	—	45	—	(14)
Interest expense	(306)	(0.3)	(396)	(0.4)	(90)
Earnings before income taxes	17,725	19.7	18,664	19.5	(939)
Income tax expense	6,848	7.6	7,229	7.6	(381)
Net earnings	10,877	12.1	11,435	11.9	(558)

Consolidated net sales decreased by 6.1%, primarily reflecting a decrease in net sales in the Footwear segment. The decrease in shipments in the Footwear segment of $5.8 million or 7.5% was primarily associated with customers in the department store, mass merchandising and off-price customer channels, offset in part by an increase in shipments with customers in the warehouse club and international channels.
Consolidated gross profit dollars decreased by 3.7% and gross profit as a percentage of net sales expanded by 110 basis points. The decrease in gross profit dollars was primarily due to the lower sales volume noted above; the expansion in gross profit as a percentage of net sales primarily reflected the effect of segment, customer and product mix in sales during the period.
Consolidated SGA expense decreased by 1.0%, with the net decrease primarily including lower bonus incentive expense accruals and other net lower expense from a broad range of Footwear segment and corporate areas, offset in part by higher expense associated with our Accessories segment businesses as discussed below.
Consolidated other income reflected higher levels of royalty income associated with our current licensing agreements; consolidated interest expense was relatively flat.
The tax rates for the first half of fiscal 2014 and the first half of fiscal 2013 were 38.6% and 38.7%, respectively.
Based on the results of operations noted above, we reported consolidated net earnings of $10.9 million or $0.94 per diluted common share for the first half of fiscal 2014 and consolidated net earnings of $11.4 million or $0.99 per diluted common share for the first half of fiscal 2013.
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
Selected financial results for the second quarter of fiscal 2014 and the second quarter of fiscal 2013 were:

(all amounts are in 000’s)	Second Quarter Fiscal 2014	% of Net Sales	Second Quarter Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$39,106	100.0	$39,493	100.0	$(387)
Gross profit	15,648	40.0	15,668	39.7	(20)
Operating profit	10,718	27.4	9,534	24.1	1,184
Net sales remained relatively flat, primarily due to net sales decreases with customers in the department store, mass merchandising and off-price customer channels, offset by an increase in shipments with customers in the warehouse club and international channels.
Gross profit dollars were relatively flat, but gross profit as a percentage of net sales increased by 30 basis points. The increase in gross profit as a percentage of net sales primarily reflected the favorable impact of customer and product mix in net sales during the period.
Operating profit increased by 12.4%, reflecting a decrease in SGA expenses primarily due to lower bonus incentive expense accruals and other decreases in expenses from a broad range of areas.
Selected financial results for the first half of fiscal 2014 and the first half of fiscal 2013 were:

(all amounts are in 000’s)	First Half Fiscal 2014	% of Net Sales	First Half Fiscal 2013	% of Net Sales	(Decrease)
Net sales	$71,928	100.0	$77,764	100.0	$(5,836)
Gross profit	29,746	41.4	31,510	40.5	(1,764)
Operating profit	19,629	27.3	20,027	25.8	(398)
Net sales decreased by 7.5% in the Footwear segment with the decrease primarily associated with customers in the department store, mass merchandising and off-price customer channels, offset in part by an increase in shipments with customers in the warehouse club and international channels.

Gross profit dollars decreased by 5.6% and gross profit as a percentage of net sales increased by 90 basis points. The decrease in gross profit dollars was primarily due to the lower sales volume noted above; the expansion in gross profit as a percentage of net sales primarily reflected the effect of customer and product mix in sales during the period.
Operating profit decreased by $398 thousand, reflecting the impact of the decrease in gross profit noted above, offset in part by a decrease in SGA expenses primarily due to lower bonus incentive expense accruals and other decreases in expenses from a broad range of areas.
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
Selected financial results for the second quarter of fiscal 2014 and the second quarter of fiscal 2013 were:

(all amounts in 000’s)	Second Quarter Fiscal 2014	% of Net Sales	Second Quarter Fiscal 2013	% of Net Sales	(Decrease)
Net sales	$8,891	100.0	$9,012	100.0	$(121)
Gross profit	4,835	54.4	4,886	54.2	(51)
Operating profit	976	11.0	1,445	16.0	(469)
Net sales decreased by a nominal 1.3%, which was due primarily to a decrease in shipments to the off-price customer channel offset, in part, by an increase in shipments to customers in the e-commerce channel.
Gross profit dollars remained relatively flat, while gross profit as a percentage of net sales increased by 20 basis points. The nominal decrease in gross profit dollars reflected the decrease in shipment volumes noted above. The increase in gross profit as a percentage of net sales reflected the relative mix of shipments to customers in various channels and the associated margins.
Operating profit decreased by $469 thousand mainly due to an increase in selling related expenses, including payroll, commissions, and travel and trade show expenses. These increases were in line with our long-term strategic growth goals for this segment.
Selected financial results for the first half of fiscal 2014 and the first half of fiscal 2013 were:

(all amounts in 000’s)	First Half Fiscal 2014	% of Net Sales	First Half Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$17,980	100.0	$17,973	100.0	$7
Gross profit	10,209	56.8	9,961	55.4	248
Operating profit	1,764	9.8	3,144	17.5	(1,380)
Net sales were relatively flat period over period, which was due primarily to a decrease in shipments to the off-price customer channel offset by an increase in shipments to customers in the e-commerce channel.
Gross profit dollars increased by 2.5% and gross profit as a percentage of net sales increased by 140 basis points. The increase in gross profit as a percentage of net sales reflected the relative mix of shipments to customers in various channels and the associated margins.
Operating profit decreased approximately $1.4 million due to increased SGA spending, reflecting primarily higher marketing and selling related expenses, which were in line with our long-term strategic growth goals for this segment.

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

(all amounts are in 000’s)	Fiscal 2014	Fiscal 2013	(Decrease)
Second Quarter	$(2,010)	$(2,355)	$(345)
First Half	(4,119)	(4,621)	(502)
The decrease in unallocated expense primarily reflected lower accrued incentive bonus expense applicable to the CEO and Chief Financial Officer, offset in part by increased expenses from consulting expenses related to ongoing due diligence activities related to the acquisition proposal from Mill Road Capital Management LLC.
Seasonality
Although our various product lines in our Footwear and Accessories segments are sold on a year-round basis, the demand for specific products or styles within our Footwear segment is highly seasonal. For example, the demand for gift-oriented slipper products is higher in the fall and holiday seasons than it is in the spring and summer seasons. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full fiscal year or for future comparable quarters. A majority of our annual shipments are expected to continue to be seasonal in nature for the foreseeable future.
Looking ahead to the remainder of Fiscal 2014 and beyond
Based upon our current business outlook and future economic headwinds, we expect the remainder of fiscal 2014 to continue to be a challenging and sluggish overall retail environment for many suppliers to retail. Our key strategic initiatives, which include growing market share in existing channels, pursuing new retail distribution opportunities, expanding our business internationally, and continuing our growth through appropriate acquisitions, remain in place.  Based on these strategic initiatives, we expect to continue to deliver performance that drives revenue and profitable growth over the long-term.
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
Cash and cash equivalents on hand were approximately $27.9 million at December 28, 2013, compared to $24.1 million at December 29, 2012 and $21.8 million at June 29, 2013. Short-term investments were approximately $15.7 million at December 28, 2013, $17.3 million at December 29, 2012 and $17.7 million at June 29, 2013.
At December 28, 2013, as part of our cash management and investment program, the Company maintained a portfolio of $15.7 million in short-term investments, comprised of $6.3 million of marketable investment securities in the form of variable rate demand notes and $9.3 million in other short-term investments. The marketable investment securities are classified as available-for-sale. These marketable investment securities are carried at cost, which approximates fair value. The other short-term investments are classified as held-to-maturity securities and consist of commercial paper and bonds, which have individual maturity dates ranging from May 2014 to September 2014. Held-to-maturity debt securities are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.
Operating Activities

Our operations provided approximately $8.4 million and $6.6 million of cash during the first half of fiscal 2014 and the first half of fiscal 2013, respectively, resulting primarily from the seasonality of our Footwear segment business. The operating cash flows primarily reflect the impact of timing in our Footwear segment shipments and inventory purchased, as well as the timing of collections and customer deductions in accounts receivable, payments for inventory purchases and incentive bonus and income tax accruals and payments.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 5.0:1 at December 28, 2013, 4.3:1 at December 29, 2012 and 4.2:1 at June 29, 2013. The difference in this ratio from December 28, 2013 to December 29, 2012 reflected primarily the effect of incremental earnings over the intervening twelve-month period.
We anticipate that we will continue to fund our operations and meet our debt obligations in the future primarily by using cash generated from operations.
Changes in the primary components of our working capital accounts for the first half of fiscal 2014 and the first half of fiscal 2013, respectively, were as follows:

•
The increases in accounts receivable of $7.4 million and $11.7 million, respectively, reflected primarily lower seasonal Footwear segment shipments during the first half of fiscal 2014 as compared to the same period of fiscal 2013; and the relative timing of customer collections and deductions.

•	Net inventories decreased by $2.5 million and $1.3 million, respectively, in line with the seasonal nature of the Footwear segment business.

•
Accounts payable decreased by $2.5 million and $2.3 million, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in our Footwear and Accessories segments.

Investing Activities
Our investing activities provided $1.5 million and $7.8 million in cash during the first half of fiscal 2014 and the first half of fiscal 2013, respectively. These activities primarily reflected the net effect from the sale and purchase of investments during the respective periods. In addition, we reported capital expenditures of $576 thousand and $482 thousand during the first half of fiscal 2014 and the first half of fiscal 2013, respectively.
Financing Activities
Financing activities during the first half of fiscal 2014 and the first half of fiscal 2013 used $3.7 million and $6.4 million in cash, respectively, primarily reflecting the principal repayment of long-term debt and payment of dividends, which were offset in part by excess tax benefits from the vesting of restricted stock units and the exercise of stock options as well as proceeds from the exercise of stock options.
2014 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Revolving Credit Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2014. We intend to renew the Revolving Credit Facility on or before its maturity date of March 1, 2014.

Credit Agreement
Under the terms of a bank facility (the “Bank Facility”) entered into in March 2011, The Huntington National Bank (“Huntington”) is obligated to advance funds to us for a period of three years under a revolving credit facility (“Revolving Credit Facility”). We may have outstanding indebtedness of up to $5 million under the Revolving Credit Facility from January through June of each calendar year and up to $10 million from July through December of each calendar year. The availability under the Revolving Credit Facility includes a $1.5 million sub-facility for letters of credit. Under the terms of the Bank Facility, we may request that Huntington increase the Revolving Credit Facility by an amount of up to $5 million. The termination and maturity date of the Revolving Credit Facility is March 1, 2014. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, the Company pays a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, and paid a one-time $25 thousand facility fee in connection with entering into the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must not have any outstanding borrowings for at least 30 consecutive days commencing on July 1 and continuing through June 30 of the following year. There was no outstanding balance under the Revolving Credit Facility at December 28, 2013 and no borrowings under this Revolving Credit Facility occurred during the first half of fiscal 2014.
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
We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility; this fee is being amortized over the term of the loan. The applicable interest rate on the Term Loan Facility at December 28, 2013 was 2.02%, assuming a 30-day LIBOR rate of 0.17% on that date.
Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which is calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which is calculated quarterly beginning with the fiscal quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At December 28, 2013, we were in compliance with all these financial covenants.
Current Installments of Long-Term Debt
At December 28, 2013, we reported $4.3 million as the current portion of long-term debt. The term loan under the Term Loan Facility has a seven-year amortization schedule, and we are obligated to make interest and principal payments over the five-year term of the loan, with a final payment for the remaining balance due at the end of the five-year term.

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
In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the second quarter and first half of fiscal 2014, we recognized reserve adjustments, that increased our earnings before income tax by $471 thousand and $739 thousand, respectively, primarily related to customer incentive reserves of $1.9 million established at June 29, 2013. During the second quarter and first half of fiscal 2013, we recognized reserve adjustments that increased our earnings before income tax by $60 thousand and $224 thousand, respectively, related to customer incentive reserves of $1.1 million established at June 30, 2012.
We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the first half of fiscal 2014 or during the first half of fiscal 2013.

b)
Inventory valuation - We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-

downs based on this evaluation. During the first half of fiscal 2014 and the first half of fiscal 2013, inventory write-downs, recognized as a part of cost of sales, were $420 thousand and $326 thousand, respectively.

c)
Deferred tax asset realizability and uncertain tax positions - We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the first half of fiscal 2014 or at the end of the first half of fiscal 2013 at the federal, state or local tax levels.

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

e)
Impairment of long-lived assets - We review the carrying value of our long-lived assets including property, plant and equipment and intangible assets with finite useful lives for impairment whenever events or changes in circumstances warrant such review. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of income.

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

During the second quarter of fiscal 2014, we performed the annual initial qualitative assessment of the goodwill and indefinite life intangible assets related to our Baggallini and Foot Petals reporting units. Based on this assessment, there were no impairment indicators present for the goodwill and indefinite life intangible assets related to our Baggallini reporting unit. Based on the qualitative assessment of the goodwill and indefinite life intangible assets related to our Foot Petals reporting unit, we concluded that further testing was required performed a quantitative assessment of the goodwill and indefinite life intangible assets. Based on the goodwill assessment, the estimated fair value exceeded the estimated carrying value of our Foot Petals reporting unit by 12.5% and no impairment expense was recorded for the first half of fiscal 2014. An annual decrease of 130 basis points in the assumed long-term revenue growth rate for this reporting unit could lead to a step 2 calculation to quantify a potential impairment based on the current forecast model. Further, based on the indefinite life intangible assets analysis, the estimated fair value of the asset exceeded the carrying value of the asset. The book value of the Foot Petals goodwill and indefinite life intangible assets was $5,420 and $3,600, respectively, as of the first half of fiscal 2014.

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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During fiscal 2013 and through the first half of fiscal 2014, substantially all of our sales and all of our purchases were denominated in U.S. dollars, and accordingly, we did not have any foreign currency risk.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At December 28, 2013, we had $18.2 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% for fifty percent of the loan balance and an interest rate equal to LIBOR plus 1.85% applies to the remainder of the loan balance under the Term Loan Facility.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended December 28, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended December 28, 2013. R.G. Barry Corporation does not currently have in effect a publicly-announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
(a), (b) Not Applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

See Index to Exhibits at page	34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION
Registrant

Date:	February 5, 2014	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
(Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	First Amendment to Change in Control Agreement between R.G. Barry Corporation and Jose G. Ibarra, made to be effective as of December 16, 2013	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of R. G. Barry Corporation dated December 20, 2013 and filed on that same date (SEC File No. 001-08769)

10.2	First Amendment to Change in Control Agreement between R.G. Barry Corporation and Lee Smith, made to be effective as of December 16, 2013	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of R. G. Barry Corporation dated December 20, 2013 and filed on that same date (SEC File No. 001-08769)

10.3	First Amendment to Change in Control Agreement between R.G. Barry Corporation and Glenn Evans, made to be effective as of December 16, 2013	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of R. G. Barry Corporation dated December 20, 2013 and filed on that same date (SEC File No. 001-08769)

10.4	First Amendment to Change in Control Agreement between R.G. Barry Corporation and Yvonne Kalucis, made to be effective as of December 16, 2013	Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of R. G. Barry Corporation dated December 20, 2013 and filed on that same date (SEC File No. 001-08769)

10.5	First Amendment to Change in Control Agreement between R.G. Barry Corporation and Dennis Eckols, made to be effective as of December 16, 2013	Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of R. G. Barry Corporation dated December 20, 2013 and filed on that same date (SEC File No. 001-08769)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at December 28, 2013 and June 29, 2013;

(ii)	Condensed Consolidated Statements of Income for the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013;

(iii)	Condensed Consolidated Statements of Comprehensive Income for the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013;

(iv)	Condensed Consolidated Statements of Cash Flows for the first half of fiscal 2014 and the first half of fiscal 2013; and

(v)	Notes to Condensed Consolidated Financial Statements for the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013.