Form 10-Q
period 2014-03-29
BARRY R G CORP /OH/
filed 2014-05-07
CIK 749872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1 Par Value, Outstanding as of May 7, 2014 – 11,176,091

Index to Exhibits at page	36

R.G. BARRY CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Third Quarter of Fiscal 2014
(Period Ended March 29, 2014)

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Some of the disclosures in this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “expect,” “could,” “should,” “anticipate,” “believe,” “estimate,” or words with similar meanings. Any statements that refer to projections of our future performance, anticipated trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, are based upon our current plans and strategies and reflect our current assessment of the risks and uncertainties related to our business. These risks include, but are not limited to: our continuing ability to source products from third parties located within and outside North America; competitive cost pressures; the loss of retailer customers to competitors, consolidations, bankruptcies or liquidations; shifts in consumer preferences; the current softness in retail markets; the impact of general economic conditions on consumer spending; the highly seasonal nature of our footwear business upon our operations; inaccurate forecasting of consumer demand; difficulties liquidating excess inventory; disruption of our supply chain or distribution networks; the impact of the loss of key management; our ability to secure and protect trademarks and other intellectual property; our ability to implement new enterprise resource information systems; a failure in or a breach of our operational or security systems or infrastructure, or those of our third-party suppliers and other service providers, including as a result of cyber-attacks; and our investment of excess cash in certificates of deposit and other variable rate demand note securities. You should read this Quarterly Report on Form 10-Q carefully because the forward-looking statements contained in it (1) discuss our future expectations; (2) contain projections of our future results of operations or of our future financial condition; or (3) state other “forward-looking” information. The risk factors described in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), in particular “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013 (the “2013 Form 10-K”), give examples of the types of uncertainties that may cause actual performance to differ materially from the expectations we describe in our forward-looking statements. If the events described in “Item 1A. Risk Factors” of Part I of our 2013 Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition. You should also know that it is impossible to predict or identify all risks and uncertainties related to our business. Consequently, no one should consider any such list to be a complete set of all potential risks and uncertainties. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the statement is made to reflect unanticipated events, except as required by applicable law. Any further disclosures in our filings with the SEC should also be considered.

Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “our,” “us,” “we” and the “Company” refer to R.G. Barry Corporation and its consolidated subsidiaries. In addition, the terms listed below reflect the respective periods noted:

Third quarter of fiscal 2014	13 weeks ended March 29, 2014
Third quarter of fiscal 2013	13 weeks ended March 30, 2013

Nine-month period of fiscal 2014	39 weeks ended March 29, 2014
Nine-month period of fiscal 2013	39 weeks ended March 30, 2013

Fiscal 2014	52 weeks ending June 28, 2014
Fiscal 2013	52 weeks ended June 29, 2013

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 29, 2014	June 29, 2013
ASSETS	(unaudited)	(unaudited)
Cash and cash equivalents	$27,578	$21,806
Short-term investments	15,551	17,694
Accounts receivable (less allowances of $3,262 and $2,567, respectively)	18,110	16,755
Inventory	23,571	24,239
Deferred tax assets – current	2,559	2,559
Prepaid expenses	816	1,111
Total current assets	88,185	84,164
Property, plant and equipment, at cost	13,968	13,316
Less accumulated depreciation and amortization	9,831	9,138
Net property, plant and equipment	4,137	4,178
Deferred tax assets – noncurrent	224	1,896
Goodwill	15,622	15,622
Trade names	9,200	9,200
Other intangible assets (net of accumulated amortization of $5,947 and $4,563, respectively)	10,735	12,112
Other assets	113	3,081
Total assets	$128,216	$130,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$4,286	$4,286
Accounts payable	7,072	10,655
Accrued expenses	4,378	4,899
Total current liabilities	15,736	19,840
Long-term debt, excluding current installments	12,857	16,071
Accrued retirement costs and other	3,217	7,165
Total liabilities	31,810	43,076
Shareholders’ equity:
Preferred shares, $1 par value per share: Authorized 3,775 Class A Shares, 225 Series II Junior Participating Class A Shares, and 1,000 Class B Shares; none issued	—	—
Common shares, $1 par value per share: Authorized 22,500 shares; issued and outstanding 11,176 and 11,291 shares, respectively (excluding treasury shares of 1,349 and 1,085, respectively)	11,176	11,291
Additional capital in excess of par value	20,270	23,282
Accumulated other comprehensive loss	(7,277)	(9,410)
Retained earnings	72,237	62,014
Total shareholders’ equity	96,406	87,177
Total liabilities and shareholders’ equity	$128,216	$130,253
See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Third Quarter		Nine-month period
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$26,133	$25,803	$116,041	$121,540
Cost of sales	14,597	13,951	64,550	68,217
Gross profit	11,536	11,852	51,491	53,323
Selling, general and administrative expenses	11,362	9,573	34,043	32,493
Operating profit	174	2,279	17,448	20,830
Other income	2,703	357	3,429	821
Interest income	32	35	63	79
Interest expense	(132)	(166)	(438)	(562)
Earnings before income taxes	2,777	2,505	20,502	21,168
Income tax expense	216	964	7,064	8,193
Net earnings	$2,561	$1,541	$13,438	$12,975
Net earnings per common share
Basic	$0.22	$0.14	$1.17	$1.14
Diluted	$0.22	$0.13	$1.16	$1.13
Weighted average number of common shares outstanding
Basic	11,450	11,377	11,443	11,344
Diluted	11,554	11,532	11,561	11,510
Common shares outstanding at end of period	11,176	11,291	11,176	11,291
Cash dividends declared per common share	$0.10	$—	$0.28	$0.25

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Third Quarter		Nine-month period
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net earnings	$2,561	$1,541	$13,438	$12,975
Other comprehensive income adjustments:
Cash flow hedging activities:
Reclassification for interest paid on interest rate contract	42	51	136	162
Income tax effect of interest paid on interest rate contract	(16)	(19)	(53)	(63)
Unrealized loss on interest rate contract	(7)	(5)	(43)	(60)
Income tax effect of unrealized loss on interest rate contract	3	2	17	24
Total from cash flow hedging activities	22	29	57	63

Pension plans:
Actuarial gain	3,403	—	3,403	—
Income tax effect of actuarial gain	(1,327)	—	(1,327)
Total from pension plans	2,076	—	2,076	—
Other comprehensive income	2,098	29	2,133	63

Comprehensive income	$4,659	$1,570	$15,571	$13,038

See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine-month period
	Fiscal 2014	Fiscal 2013
	(unaudited)	(unaudited)
Operating activities:
Net earnings	$13,438	$12,975
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,133	2,090
Deferred income tax expense	309	398
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	(407)	(286)
Stock-based compensation expense on equity awards	1,076	1,075
Gain from life insurance policies	(2,358)	—
Change in customer return and program accruals	696	3,827
Changes in:
Accounts receivable, gross	(2,051)	(6,018)
Inventory	669	4,515
Prepaid expenses and other assets	114	(341)
Accounts payable	(3,509)	(6,890)
Accrued expenses	(810)	(110)
Accrued retirement costs and other	(455)	109
Net cash provided by operating activities	8,845	11,344
Investing activities:
Proceeds from the sale of short-term investments	14,369	26,188
Purchases of short-term investments	(12,227)	(13,896)
Proceeds from life insurance policies	5,533	—
Purchases of property, plant and equipment	(814)	(828)
Net cash provided by investing activities	6,861	11,464
Financing activities:
Repayment of short-term notes payable	—	(1,750)
Principal repayment of long-term debt	(3,214)	(3,214)
Proceeds from stock options exercised	63	25
Gross excess tax benefit from exercise of stock options and vesting of restricted stock units	407	286
Repurchase of common shares	(4,000)	—
Dividends paid	(3,190)	(2,821)
Net cash used in financing activities	(9,934)	(7,474)
Net increase in cash and cash equivalents	5,772	15,334
Cash and cash equivalents at the beginning of the period	21,806	16,112
Cash and cash equivalents at the end of the period	$27,578	$31,446
See accompanying notes to condensed consolidated financial statements.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
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
The Company’s reporting period is a fifty-two-week or fifty-three-week period (“fiscal year”), ending annually on the Saturday nearest June 30. Operating results for the third quarter and nine-month period of fiscal 2014 are not necessarily indicative of the annual results that may be expected for fiscal 2014. For further information, refer to the consolidated financial statements and notes thereto included in “Item 8 – Financial Statements and Supplementary Data.” of Part II of the 2013 Form 10-K.

2.	Fair Value of Financial Instruments
At March 29, 2014, as part of its cash management and investment program, the Company maintained a portfolio of $15,551 in short-term investments, comprised of $6,325 of marketable investment securities and $9,226 in other short-term investments. The marketable investment securities are classified as available-for-sale and consist of variable rate demand notes with a cost basis and aggregate fair value of $6,325. The interest rates on these variable rate demand notes reset weekly and can be called or put within seven days.
The other short-term investments are classified as held-to-maturity securities and consisted of commercial paper and bonds, which have individual maturity dates ranging from May 2014 to September 2014. Held-to-maturity debt securities are debt securities, which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.
In addition, at March 29, 2014, the Company held a derivative instrument in the form of an interest rate contract that served as a cash flow hedge on interest rate change exposure on a portion of its borrowings under a floating-rate term-loan facility entered into by the Company in March 2011. See “Note 9—Derivative Instruments and Hedging Activities” below.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
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
Cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and short-term notes payable, as reported in the condensed consolidated financial statements, approximate their respective fair values because of the short-term nature of those instruments. The fair value of the Company’s long-term debt is based on the present value of expected cash flows, considering expected maturities and using current interest rates available to the Company for borrowings with similar terms. The carrying amount of the Company’s long-term debt approximates its fair value.
The following table presents assets and liabilities that were measured at fair value on a recurring basis (including items that were required to be measured at fair value) at March 29, 2014:

		Fair Value Measurements at Reporting Date Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$6,325	—	$6,325	—
Total	$6,325	—	$6,325	—
Liabilities:
Interest rate contract	$209	—	$209	—
Total	$209	—	$209	—
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

For the financial assets and liabilities included in Level 2 of the fair value hierarchy as summarized above, the following describes the Company’s valuation approach. Available-for-sale securities consist of variable rate demand notes and other short term investments; the valuation of these investments, at the end of each respective reporting period, was based on the underlying interest rate curve in the market and credit standing of the respective investee companies associated with these investments. Valuation for these assets was based on commercial banker quotes using a market approach, which utilized these factors in their valuation of the investments at the end of each such reporting period. Liabilities consisted of interest rate contracts, which were valued at the end of each respective reporting period using an income approach based on the interest rate contract provisions, the credit standing of the Company and respective investee companies and the current underlying interest rate curve in the market as of the end of each respective reporting period.

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
During the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, the Company granted performance-based RSUs to certain members of management. Each performance-based RSU is equivalent to one common share. The number of RSUs eligible for settlement to participants is ultimately based on the level of diluted earnings per share achieved by the Company relative to certain established minimum, target and maximum levels, for the fiscal year in which such performance-based RSUs are granted. If the minimum level of diluted earnings per share is not achieved for the fiscal year of grant, all of the performance-based RSUs underlying the award will be forfeited. If diluted earnings per share exceed the minimum level, the number of performance-based RSUs eligible for settlement will be determined when the annual financial results are finalized by the Company and one-third of those performance-based RSUs will be settled. The remaining performance-based RSUs eligible for settlement will vest to the participants based on continued service rendered to the Company over the following two fiscal-year periods, with annual pro rata vesting and settlement occurring at the end of each fiscal year. Except in instances of death or retirement where pro rata vesting would be applied, participants must be employed by the Company at the time of settlement in order to be vested in any portion of the award otherwise to be settled. If the Company consummates a Business Combination prior to the Vesting Date, the Award shall be deemed to have vested at the “target” level of performance and will be settled within 30 days following the Business Combination. The portion of the Award that has vested but has not been settled at the time of such Business Combination shall be settled within 30 days following the date of such Business Combination.
Performance-based RSUs will be settled through an issuance of common shares for 50% of the performance-based RSUs and through cash payment for the other 50% of the performance-based RSUs valued at the fair value of a common share at the time of settlement. Based on expected annual diluted earnings per share by the Company, as projected at end of the third quarter of fiscal 2014, the number of total eligible performance-based RSUs was computed at 53,200 for fiscal 2014 and 54,400 for fiscal 2013, of which 50% was accounted for as an equity award and 50% was accounted for as a cash settlement award. The fair value of the equity award was determined based on the closing market price of a common share at the date of grant of $16.64 and $14.88 for the fiscal 2014 awards and the fiscal 2013 awards, respectively. Similarly, the fair value of the cash settlement award was initially based on the market price of a common share at the date of grant but is subject to periodic revaluation as changes occur in the market price of a common share over the time period of the award.
In addition, consistent with its employee compensation policy, the Company granted an aggregate of 23,800 and 18,500 time-based RSUs to certain members of management during the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, respectively, which vest in equal annual installments over three years.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

Consistent with its non-employee directors compensation policy, the Company also awarded an aggregate of 13,800 and 18,700 unrestricted common shares with immediate vesting to the non-employee directors of R.G. Barry Corporation during the second quarter of fiscal 2014 and the second quarter of fiscal 2013, respectively. The fair value of these awards of common shares was $257 for each of the second quarter of fiscal 2014 and the second quarter of fiscal 2013. The fair value was based on the market price of the Company’s common shares at the date of grant of each award and was included as part of the total stock-based compensation expense discussed in the following paragraph.

Under the provisions of FASB ASC 718, the Company recognized, as part of selling, general and administrative expenses, $570 and $1,462 of stock-based compensation expense for the third quarter and the nine-month period of 2014, respectively. The Company recognized, as part of selling, general and administrative expenses, $310 and $1,297 of stock-based compensation expense for the third quarter and the nine-month period of 2013, respectively.
During the third quarter of fiscal 2014 and the third quarter of fiscal 2013, the Company did not recognize any gross excess tax benefits. During the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, the Company recognized gross excess tax benefits of $407 and $286, respectively, as additional paid-in capital under the provisions of FASB ASC 718 related to the vesting of RSUs and exercises of stock options.
Activity with respect to stock options for the nine-month period of fiscal 2014 was as follows:

	Number of common shares subject to NQs	Weighted- average exercise price
Outstanding at June 29, 2013	17,000	$8.82
Granted	—	—
Exercised	(9,400)	6.73
Expired/Canceled	(1,600)	10.60
Outstanding at March 29, 2014	6,000	$11.63
Options exercisable at March 29, 2014	5,000
Activity with respect to time-based RSUs for the nine-month period of fiscal 2014 was as follows:

	Number of common shares underlying RSUs	Grant date fair value
Nonvested at June 29, 2013	225,000	$8.99
Granted	23,800	16.99
Vested	(100,600)	8.09
Forfeited/Canceled	(10,900)	11.46
Nonvested at March 29, 2014	137,300	$10.84
Activity with respect to performance-based RSUs, with future settlement at vesting in common shares, for the nine-month period of fiscal 2014 was as follows:

	Number of common shares underlying RSUs	Grant date fair value
Nonvested at June 29, 2013	65,000	$12.53
Granted, estimated based on target annual diluted earnings per share	26,600	16.64
Vested	(27,300)	12.13
Forfeited/Canceled	(8,300)	14.16
Nonvested at March 29, 2014	56,000	$14.84

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

During the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, an aggregate of 26,600 and 28,900, respectively, of performance-based RSUs with future settlement at vesting to be made in cash were granted and accounted for as cash settlement awards (based on expected diluted earnings per share by the Company for fiscal 2014 and fiscal 2013, respectively). The fair value of the awards is subject to initial valuation and subsequent periodic revaluation at the end of each quarterly reporting period based on the corresponding market price of a common share of the Company.
Total unrecognized compensation cost of time-based and performance-based compensation awards not yet vested as of March 29, 2014 was as follows:

	Unrecognized compensation cost	Weighted-average period in years
Time-based RSU awards	$785	1-2
Performance-based RSU awards (accounted for as equity award)	280	1-2
Performance-based RSU awards (accounted for as cash settlement award)	514	1-2
The aggregate intrinsic value, as defined in FASB ASC 718, of stock options exercised and RSUs vested during the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013 was $2,248 and $1,846, respectively.

4.	Accounts Receivable Reserves
Activity with respect to accounts receivable reserves for the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013 was as follows:

	Fiscal 2014	Fiscal 2013
Accounts receivable reserves at the beginning of the fiscal year	$2,567	$1,786
Customer incentive, coop advertising and return allowance accruals	9,958	9,782
Deductions and other charges to reserves	(8,522)	(5,771)
Other adjustments to reserves	(741)	(185)
Accounts receivable reserves at the end of the nine-month period of the fiscal year	$3,262	$5,612
Other adjustments to reserves in the table above reflected the difference between estimates made at the end of fiscal 2013 and fiscal 2012, respectively, and actual claims as processed during the subsequent nine-month period of fiscal 2014 and the subsequent nine-month period of fiscal 2013, respectively.

5.	Inventories
Inventory consisted of the following:

	March 29, 2014	June 29, 2013
Finished goods	$23,571	$24,239
Inventory write-downs, recognized as a part of cost of sales, were $167 and $91 for the third quarter of fiscal 2014 and the third quarter of fiscal 2013, respectively, and $586 and $417 for the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, respectively.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

All of the Goodwill and indefinite life intangible assets of the Company were associated with the Accessories reporting segment of the Company and included the following:

	Goodwill	Trade names
Balance as of June 29, 2013	$15,622	$9,200
Acquired during the nine-month period of fiscal 2014	—	—
Balance as of March 29, 2014	$15,622	$9,200
There were no similar goodwill or indefinite life intangible assets existing for the Footwear reportable segment of the Company at the end of each of these respective periods.
During the second quarter of fiscal 2014, we performed the annual initial qualitative assessment of the goodwill and indefinite life intangible assets related to our Baggallini and Foot Petals reporting units. Based on this assessment, there were no impairment indicators present for the goodwill and indefinite life intangible assets related to our Baggallini reporting unit. Based on the qualitative assessment of the goodwill and indefinite life intangible assets related to our Foot Petals reporting unit, we concluded that further testing was required and performed a quantitative assessment of the goodwill and indefinite life intangible assets. Based on the goodwill assessment performed in the second quarter, the estimated fair value exceeded the estimated carrying value of our Foot Petals reporting unit by 12.5% and no impairment expense was recorded.
During the third quarter of fiscal 2014, we updated the qualitative assessments of the goodwill and indefinite life intangible assets related to our Baggallini and Foot Petals reporting units. The forecasted annual future sales growth rate for the Foot Petals reporting unit was less than 50% of the growth rate forecasted in the original quantitative assessment from the second quarter of fiscal 2014, which was deemed a triggering event for the third quarter of fiscal 2014. Therefore, the quantitative analysis performed in the second quarter of fiscal 2014 was updated for the most recent forecasted cash flow information. Based on the quantitative assessment performed in the third quarter, the estimated fair value exceeded the carrying value of our Foot Petals reporting unit by 2.1% and no impairment expense was recorded. An annual decrease of 30 basis points in the assumed long-term revenue growth rate for this reporting unit could lead to an impairment based on the current forecast model. Further, based on the indefinite life intangible assets analysis performed in the second and third quarters, the estimated fair value of the asset exceeded the carrying value of the asset. The book value of the Foot Petals goodwill and indefinite life intangible assets was $5,420 and $3,600, respectively, as of March 29, 2014.
Other intangible assets included the following:

	March 29, 2014
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,738	$(5,195)	$10,543
Trademarks, patents, and fees	5 years	944	(752)	192
Total intangible assets subject to amortization		$16,682	$(5,947)	$10,735

	June 29, 2013
	Weighted- average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Customer relationships	9.4 years	$15,738	$(3,902)	$11,836
Trademarks, patents and fees	5 years	937	(661)	276
Total intangible assets subject to amortization		$16,675	$(4,563)	$12,112

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

The Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $479 and $442 in the third quarter of fiscal 2014 and the third quarter of fiscal 2013, respectively. For the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, the Company recognized aggregate customer relationships and trademarks, patents and fees amortization expense of $1,385 and $1,313, respectively. These amortization expenses were reported as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

7.	Accrued expenses
Accrued expenses consisted of the following:

	March 29, 2014	June 29, 2013
Salaries and wages	$1,541	$2,800
Income taxes	1,692	287
Other taxes	40	68
Current pension liabilities	321	660
Other	784	1,084
Total accrued expenses	$4,378	$4,899

8. Short-term Notes Payable and Long-term Debt
Pursuant to a Change In Terms Agreement, dated as of February 27, 2014, (the "Change in Terms Agreement") the Company and The Huntington National Bank ("Huntington") agreed to amend the Revolving Credit Facility to extend the Revolving Credit Termination date (the date the commitment of Huntington to make Revolving Credit Loans to the Company and to issue facility letters of credit for the account of the Company terminates) from March 1, 2014 to June 1, 2014. No other terms or provisions of the Revolving Credit Facility were changed by the Change in Terms Agreement beyond the Revolving Credit Termination date.

9.	Income Taxes
Income tax expense for the third quarter and nine-month period of fiscal 2014 and for the third quarter and nine-month period of fiscal 2013 differed from the amounts computed by applying the U.S. Federal income tax rate of 35% in both fiscal 2014 and fiscal 2013, to earnings before income taxes as a result of the following:

	Third Quarter		Nine-month period
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Computed “expected” tax expense	$972	$877	$7,176	$7,409
Non-taxable gain on life insurance policies	(825)	—	(825)	—
State income tax expense, net of federal income tax benefit	23	95	755	839
Other, net	46	(8)	(42)	(55)
Total expense	$216	$964	$7,064	$8,193
Management is required to estimate the annual effective tax rate based upon its forecast of annual pre-tax earnings. To the extent the actual pre-tax results or anticipated permanent tax differences for the year differ from forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized in fiscal 2014 could be materially different from the forecasted rate as of the end of the nine-month period of fiscal 2014.
Income tax expense for the third quarter and the nine-month period of fiscal 2014 and the third quarter and the nine-month period of fiscal 2013 was estimated based on projected annual pre-tax income, discrete tax adjustments and annual tax rates for the respective tax jurisdictions applicable to the Company. Income tax expense as reported was computed using an income tax rate of 34.5% for fiscal 2014 and of 38.7% for fiscal 2013.

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

FASB ASC 740-10 (the overall Subtopic of topic 740 on income taxes) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the nine-month period of fiscal 2014, there were no changes in evaluations made under FASB ASC 740-10. There were no reserves for uncertain tax positions existing at March 29, 2014 or at June 29, 2013.

10.	Derivative Instruments and Hedging Activities
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
The following table summarizes the fair value of the Company’s derivative instrument and the line item in which it was recorded in the condensed consolidated balance sheets at March 29, 2014 and June 29, 2013:

		Liability Derivative at Fair Value
	Balance Sheet Location	March 29, 2014	June 29, 2013
Derivative designated as hedging instrument:
Interest rate contract	Accrued expenses	$133	$156
	Accrued retirement costs and other	76	145
		$209	$301

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

Cash Flow Hedges
The following table summarizes the pre-tax loss recognized in other comprehensive income (“OCI”) and the pre-tax loss reclassified from accumulated OCI into earnings for the derivative instrument designated as a cash flow hedge during the third quarter and the nine-month period of fiscal 2014 and the third quarter and the nine-month period of fiscal 2013:

	Gross Loss Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI (Effective Portion)	Loss Reclassified from Accumulated OCI (Effective Portion)	Location of Loss (Ineffective Portion) and Excluded from Effectiveness Testing	Loss (Ineffective Portion) and Excluded from Effectiveness Testing
For the third quarter of fiscal 2014:
Interest rate contract	$35	Interest expense	$42	Interest expense	$—
For the nine-month period of fiscal 2014:
Interest rate contract	$92	Interest expense	$136	Interest expense	$—
For the third quarter of fiscal 2013:
Interest rate contract	$5	Interest expense	$51	Interest expense	$—
For the nine-month period of fiscal 2013:
Interest rate contract	$60	Interest expense	$162	Interest expense	$—
The estimated net amount of the loss in accumulated OCI at March 29, 2014, expected to be reclassified into the consolidated statement of income within the next twelve months is $133.

11.	Employee Retirement Plans
The Company expects to make payments in the aggregate of $1,381 during fiscal 2014 to the funded, qualified associates’ retirement plan (“ARP”) and to meet its current year payment obligation for the unfunded, non-qualified supplemental retirement plans (collectively, “SRP”). In the nine-month period of fiscal 2014, contributions of $751 were made into the ARP and payments of $486 were made to participants in the SRP.
During the third quarter of fiscal 2014, the Company's former chairman died. Due to the significant impact of the former chairman's death on the future benefit obligations under the SRP, the Company remeasured the SRP liability as of March 1, 2014. The re-measurement resulted in a reduction of current and long-term SRP liabilities of $339 and $3,064, respectively, and a reduction in accumulated other comprehensive income of $2,076 net of deferred taxes of $1,327.
During the third quarter, the Company changed the amortization period for the amortization of net actuarial gains and losses on the ARP from the average remaining service period of active pension plan participants of 7.65 years to average remaining life expectancy of the inactive participants of 17.81 years. This change in amortization period was implemented in fiscal 2014 based on almost all of the plan's participants being inactive under ASC 715-30-35-24. The switch in amortization period resulted in a reduction of recognized total pension expense for each of the third quarter of fiscal 2014 and the nine-month period of fiscal 2014 of $523 and is reflected in the SGA expense for each of the third quarter and nine-month period of fiscal 2014.
The components of net periodic benefit cost for the retirement plans in the aggregate during each period noted below consisted of the following:

	Third Quarter		Nine-month period
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Service cost	$—	$—	$—	$—
Interest cost	445	434	1,336	1,302
Expected return on plan assets	(450)	(450)	(1,351)	(1,350)
Net amortization	(249)	450	485	1,350
Total pension (income) expense	$(254)	$434	$470	$1,302

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
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
The following table presents a reconciliation of the denominator used for each period in computing basic and diluted earnings per common share, with common shares in the table represented in thousands:

	Third Quarter		Nine-month period
	Fiscal 2014	Fiscal 2013	Fiscal 2014	Fiscal 2013
Numerator:
Net earnings	$2,561	$1,541	$13,438	$12,975
Denominator:
Weighted-average common shares outstanding	11,450	11,377	11,443	11,344
Effect of dilutive securities: stock options and RSUs	104	155	118	166
Weighted-average common shares outstanding, assuming dilution	11,554	11,532	11,561	11,510
Basic net earnings per common share	$0.22	$0.14	$1.17	$1.14
Diluted net earnings per common share	$0.22	$0.13	$1.16	$1.13
The Company did not exclude any stock options from the calculation of diluted net earnings per common share for the third quarter or the nine-month period of fiscal 2014 or the third quarter or the nine-month period of fiscal 2013.

13.	Changes in Equity
The following table provides a summary of the changes in total equity for the nine-month period of fiscal 2014:

	Common shares	Additional capital in excess of par value	Accumulated other comprehensive loss	Retained earnings	Net shareholders’ equity
Balance at June 29, 2013	$11,291	$23,282	$(9,410)	$62,014	$87,177
Net earnings	—	—	—	13,438	13,438
Stock-based compensation expense	—	855	—	—	855
Stock-based compensation tax benefit realized	—	407	—	—	407
Other comprehensive income on interest rate contract, net of tax of $35	—	—	57	—	57
Other comprehensive income on pension plans, net of tax of $1,327			2,076		2,076
Repurchase of common shares	(224)	(3,776)			(4,000)
Restricted stock units vested and stock options exercised	109	(498)	—	—	(389)
Dividends declared at $0.28 per common share	—	—	—	(3,215)	(3,215)
Balance at March 29, 2014	$11,176	$20,270	$(7,277)	$72,237	$96,406

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

The changes in the components of accumulated other comprehensive loss were as follows:

	Pension liability adjustment	Cash flow hedges	Accumulated other comprehensive loss
Balance at June 29, 2013	$(9,225)	$(185)	$(9,410)
Unrealized loss on interest rate contract	—	(43)	(43)
Reclassification adjustments to income	—	136	136
Actuarial gain	3,403		3,403
Income taxes	(1,327)	(36)	(1,363)
Balance at March 29, 2014	$(7,149)	$(128)	$(7,277)
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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

Segment operating profit for the third quarter and the nine-month period of fiscal 2013 has been revised from the prior year's disclosures to conform to the fiscal 2014 presentation of including annual accrued incentive bonus and incentive stock compensation as a part of the segments' SGA expenses versus unallocated corporate expenses.

Third Quarter Fiscal 2014	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$16,615	$9,518	$—	$26,133
Gross profit	6,544	4,992	—	11,536
Operating profit	2,027	215	(2,068)	174

Nine-month period of Fiscal 2014	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$88,543	$27,498	$—	$116,041
Gross profit	36,290	15,201	—	51,491
Operating profit	21,656	1,979	(6,187)	17,448

Third Quarter Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$16,401	$9,402	$—	$25,803
Gross profit	6,555	5,297	—	11,852
Operating profit	2,340	1,852	(1,913)	2,279

Nine-month period of Fiscal 2013	Footwear	Accessories	Unallocated Corporate	Total
Net sales	$94,164	$27,376	$—	$121,540
Gross profit	38,065	15,258	—	53,323
Operating profit	22,367	4,996	(6,533)	20,830

As of March 29, 2014	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$25,422	$52,937	$49,857	$128,216

As of June 29, 2013	Footwear	Accessories	Unallocated Corporate	Total
Total assets	$26,390	$53,169	$50,694	$130,253

15.	Related Party Transactions
Under an existing agreement, the Company was obligated for up to two years after the death of the Company’s former non-executive chairman (the “former chairman”) to purchase, if the estate elected to sell, up to $4,000 of the Company’s common shares held by the estate. To fund its potential obligation to purchase such common shares, the Company maintained insurance policies on the life of the chairman. During the third quarter of fiscal 2014, the Company's former chairman died. The Company received a death benefit of $5,533 under the insurance policies and recognized a gain of $2,358, which is reported as part of other income in the Condensed Consolidated Statements of Income. The gain was calculated as the difference between the death benefit received and the cash surrender value of the life insurance policies. In addition, per the agreement, the former chairman's estate and related trusts elected to sell and the Company purchased 224 thousand of the Company's common shares for $4,000. As a result of such purchase, the agreement terminated in accordance with its terms.

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

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

17. Subsequent events
On May 1, 2014, R. G. Barry Corporation (“RG Barry”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), with MRGB Hold Co., a Delaware corporation (“Parent”), and MRVK Hold Co., an Ohio corporation which is a wholly-owned direct subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are currently wholly-owned subsidiaries of Mill Road Capital II, L.P., a Delaware limited partnership (“Mill Road”).
Merger Agreement
The Merger Agreement provides for a business combination whereby Merger Sub will merge with and into RG Barry (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease and RG Barry will continue as the surviving corporation in the Merger and as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding common share, par value $1.00 per share, of RG Barry (other than common shares owned by RG Barry, Parent and Merger Sub and any common shares as to which RG Barry shareholders have made a proper demand for appraisal pursuant to Ohio law) will be converted into the right to receive $19.00 in cash, without interest. Equity awards under RG Barry’s equity-based compensation plans will be terminated and settled in accordance with the terms of the applicable plans and award agreements under which the awards were made.
Consummation of the Merger is subject to various customary conditions, including: (i) the approval by holders of a majority of RG Barry’s outstanding common shares; (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act; (iii) the absence of any law or order preventing, restraining, enjoining or prohibiting the Merger; (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by RG Barry, Parent and Merger Sub, respectively; (v) no occurrence of a material adverse effect on RG Barry since the execution of the Merger Agreement; and (vi) compliance by RG Barry, Parent and Merger Sub with their respective obligations under the Merger Agreement in all material respects. Parent has obtained an equity commitment from Mill Road and has also received a debt financing commitment for the transactions contemplated by the Merger Agreement, which are each subject to customary conditions.
The Merger Agreement contains certain termination rights for both RG Barry and Parent and further provides that, upon termination of the Merger Agreement under certain circumstances, RG Barry may be obligated to pay Parent a termination fee of $5,000 or Parent may be obligated to pay to RG Barry a termination fee of $5,000. Either party will have a right to terminate the Merger Agreement if the Merger is not closed on or prior to October 1, 2014.
Suspension of Regular Quarterly Dividend
In connection with the transactions contemplated by the Merger Agreement, RG Barry has agreed to suspend the payment of its regular quarterly dividend.
Voting Agreement and Sponsor Guarantee
Concurrently with the execution of the Merger Agreement, Mill Road executed a Voting Agreement with RG Barry pursuant to which Mill Road agreed to vote the common shares of RG Barry that Mill Road holds (1,093,189 common shares, representing approximately 9.8% of RG Barry’s currently outstanding common shares) in favor of the adoption of the Merger Agreement. Mill Road also provided to RG Barry a Sponsor Guarantee guaranteeing Parent’s obligation to pay the aforementioned $5,000 termination fee, certain expenses of RG Barry and, in the event of the closing of the Merger, the equity portion of the financing for the Merger, in each case if and when such payments are applicable.
Rights Plan Amendments
On May 1, 2014, RG Barry entered into a Second Amendment (the “Second Amendment”) to the Rights Agreement, dated as of May 1, 2009, between RG Barry and Broadridge Corporate Issuer Solutions, Inc., as successor to The Bank of New York Mellon Corporation, as amended by the First Amendment to Rights Agreement made as of August 15, 2011 (collectively, the “Rights Agreement”). The purpose of the Second Amendment was to extend the expiration date of RG Barry’s outstanding preferred share purchase rights to December 31, 2014.
Also on May 1, 2014, RG Barry entered into a Third Amendment (the “Third Amendment”) to the Rights Agreement. The purpose of the Third Amendment was to render the Rights Agreement inapplicable to Mill Road, Parent, Merger Sub, the Merger Agreement, the Merger and the other transactions contemplated thereby.

18. Recently Issued Accounting Standards

R.G. BARRY CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
for the Third Quarter/Nine-month period of Fiscal 2014 and the Third Quarter/Nine-month period of Fiscal 2013
(dollar amounts in thousands, except per common share data)

In July 2013, the FASB issued Accounting Standards Update 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires unrecognized tax benefits to be netted with net operating loss or tax credit carryforwards in the Consolidated Balance Sheets if specific criteria are met. The guidance is effective for fiscal years beginning after December 15, 2013 and thus will not be effective until fiscal year 2015 for the Company. The adoption of this accounting guidance is not expected to have an impact on the R.G. Barry Corporation Consolidated Financial Statements.
In April 2014, the FASB issued Accounting Standards Update 2014-08 Reporting Discontinued Operations and Disclosures of
Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update require additional disclosures about discontinued operations in the asset and liability sections, respectively, of the statement of financial position as well as, the major classes of line items constituting the pretax profit or loss of the discontinued operation in the statement of income, and in the statement of cash flows. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

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
Under this reporting structure, the operating profit or loss measure for an operating unit includes sales, cost of sales, and direct and allocated Selling, General and Administrative (SGA) expenses from certain shared corporate support areas for which expenses incurred are allocated to each operating unit based on estimated usage of Company services. Other corporate expenses are deemed applicable to the Company as a whole and are not allocated to any specific business segment. These unallocated expenses primarily include costs associated with the Company’s corporate and governance functions, including the CEO, the Chief Financial Officer and the Board of Directors, as well as expense areas including pension, professional fees and similar corporate expenses.
Segment operating profit for the third quarter and nine-month period of fiscal 2013 have been revised from the prior year's disclosures to conform to the fiscal 2014 presentation of including annual accrued incentive bonus and incentive stock compensation as a part of the operating units' SGA expenses versus unallocated corporate expenses.
Our Footwear and Accessories segment results reported below for the third quarter and nine-month period of fiscal 2014 and the third quarter and nine-month period of fiscal 2013 have been presented based on this reporting approach.
All disclosures made herein relative to period-over-period comparisons refer to results reported for the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, or the nine-month period of fiscal 2014 as compared to the nine-month period of fiscal 2013.

Consolidated Results of Operations
Listed below are excerpts from our condensed consolidated statements of income for the third quarter of fiscal 2014 and the third quarter of fiscal 2013:

(all amounts are in 000’s)	Third Quarter Fiscal 2014	% of Net Sales	Third Quarter Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$26,133	100.0	$25,803	100.0	$330
Gross profit	11,536	44.1	11,852	45.9	(316)
Selling, general and administrative expenses	11,362	43.5	9,573	37.1	1,789
Operating profit	174	0.7	2,279	8.8	(2,105)
Other income	2,703	10.3	357	1.4	2,346
Interest income	32	0.1	35	0.1	(3)
Interest expense	(132)	(0.5)	(166)	(0.6)	(34)
Earnings before income taxes	2,777	10.6	2,505	9.7	272
Income tax expense	216	0.8	964	3.7	(748)
Net earnings	2,561	9.8	1,541	6.0	1,020
Consolidated net sales increased 1.3%, reflecting nominal quarter-over-quarter increases in net sales in the Footwear and the Accessories segments. Net sales in the Footwear segment increased $0.2 million, which primarily resulted from an increase of $1.7 million in net sales to customers in the mass merchandising channel, offset by a decrease of $0.7 million in net sales to customers in the department store channel, a decrease of $0.6 million in the discount customer channel, with the remaining offset coming from various other customer channels within the Footwear segment, none of which changes were individually significant.
Consolidated gross profit dollars decreased by $0.3 million quarter-over-quarter and gross profit as a percentage of net sales decreased by 180 basis points. The decreases in gross profit dollars and in the gross profit as a percentage of net sales are primarily due to an increase in markdown expense of $0.2 million quarter-over-quarter within the Accessories segment.
Consolidated SGA expenses increased by 18.7%, reflecting higher expenses in both the Footwear and Accessories segments of $0.5 million and $1.3 million, respectively. The changes in SGA expenses included a broad range of expense areas and are discussed further in the segments section below. The $1.3 million increase in the Accessories segment was due to an increase in selling related expenses of $0.6 million, marketing expenses of $0.3 million, shipping expenses of $0.3 million, and administrative support expenses of $0.3 million. These spending increases in the Accessories segment reflect our investments to support our long-term strategic revenue growth goals for this segment.
Consolidated other income increased due to a $2.4 million gain associated with the death benefit from the life insurance policies held by the Company on its former chairman.
The effective tax rates for the third quarter of fiscal 2014 and the third quarter of fiscal 2013 were 7.8% and 38.5%, respectively. The difference between the effective tax rate of 7.8% for the third quarter of fiscal 2014 and the fiscal 2014 statutory tax rate of 35% is primarily due to the $2.4 million non-taxable life insurance gain associated with the death benefit from the life insurance policies on the Company's former chairman.
Based on the results of operations noted above, we reported consolidated net earnings of $2.6 million, or $0.22 per diluted common share for the third quarter of fiscal 2014, as compared to consolidated net earnings of $1.5 million, or $0.13 per diluted common share, for the third quarter of fiscal 2013.

Listed below are excerpts from our condensed consolidated statement of income for the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013:

(all amounts are in 000’s)	Nine-month period Fiscal 2014	% of Net Sales	Nine-month period Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$116,041	100.0	$121,540	100.0	$(5,499)
Gross profit	51,491	44.4	53,323	43.9	(1,832)
Selling, general and administrative expenses	34,043	29.3	32,493	26.7	1,550
Operating profit	17,448	15.0	20,830	17.1	(3,382)
Other income	3,429	3.0	821	0.7	2,608
Interest income	63	0.1	79	0.1	(16)
Interest expense	(438)	(0.4)	(562)	(0.5)	(124)
Earnings before income taxes	20,502	17.7	21,168	17.4	(666)
Income tax expense	7,064	6.1	8,193	6.7	(1,129)
Net earnings	13,438	11.6	12,975	10.7	463
Consolidated net sales decreased by 4.5%, primarily reflecting a $5.6 million decrease in net sales in the Footwear segment, with net sales in the Accessories segment remaining flat period-over-period. The decrease in net sales in the Footwear segment of $5.6 million, or 6%, was primarily due to a decrease in shipments of $4.3 million in the department store channel and a decrease of $1.5 million in net sales to customers in the off-price customer channel, offset, in part, by an increase of $1.3 million in net sales to customers in the warehouse club customer channel.
Consolidated gross profit dollars decreased by 3.4% and gross profit as a percentage of net sales expanded by 50 basis points. The decrease in gross profit dollars was primarily due to the lower overall sales volume noted above; the expansion in gross profit as a percentage of net sales primarily reflected the effect of segment, customer and product mix in sales during the period.
Consolidated SGA expense increased by 4.8%, with the net increase primarily including higher expenses in our Accessories segment businesses. The Accessories segment had increased expenses in salaries and commissions, advertising and travel of $0.5 million, $0.3 million and $0.2 million, respectively. These spending increased in the Accessories segment reflect our investments to support our long-term strategic revenue growth goals for this segment.
Consolidated other income reflected a $0.3 million increase in royalty income associated with our current licensing agreements as well as the $2.4 million gain from the death benefit under the life insurance policies held by the Company on its former chairman; consolidated interest expense was nominally lower.
The tax rates for the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013 were 34.5% and 38.7%, respectively. The difference between the effective tax rate of 34.5% for the nine-month period of fiscal 2014and the fiscal 2014 statutory tax rate of 35% is primarily due to the $2.4 million non-taxable life insurance death benefit gain from the life insurance policies on the Company's former chairman and the $0.8 million of state income taxes expenses, net of federal income tax.
Based on the results of operations noted above, we reported consolidated net earnings of $13.4 million or $1.16 per diluted common share for the nine-month period of fiscal 2014 and consolidated net earnings of $13.0 million or $1.13 per diluted common share for the nine-month period of fiscal 2013.
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

Selected financial results for the third quarter of fiscal 2014 and the third quarter of fiscal 2013 were:

(all amounts are in 000’s)	Third Quarter Fiscal 2014	% of Net Sales	Third Quarter Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$16,615	100.0	$16,401	100.0	$214
Gross profit	6,544	39.4	6,555	40.0	(11)
Operating profit	2,027	12.2	2,340	14.3	(313)
Net sales increased $0.2 million, primarily due to an increase in net sales to customers in the mass merchant channel of $1.6 million, offset in part by decreases in net sales to customers in the department store, off-price and international customer channels of $0.7 million, $0.6 million and $0.3 million, respectively.
Gross profit dollars were relatively flat, and gross profit as a percentage of net sales decreased by 60 basis points. The decrease in gross profit as a percentage of net sales primarily reflected the unfavorable impact of product mix, offset by a decrease in finished goods markdown expense of $0.1 million.
Operating profit decreased $0.3 million, reflecting fluctuations in a broad range of expense areas none of which were individually significant.
Selected financial results for the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013 were:

(all amounts are in 000’s)	Nine-month period Fiscal 2014	% of Net Sales	Nine-month period Fiscal 2013	% of Net Sales	(Decrease)
Net sales	$88,543	100.0	$94,164	100.0	$(5,621)
Gross profit	36,290	41.0	38,065	40.4	(1,775)
Operating profit	21,656	24.5	22,367	23.8	(711)
Net sales decreased 6% in the Footwear segment period-over-period with the decrease primarily associated with customers in the department store and off-price channels of $4.3 million and $1.5 million, respectively. This decrease was offset in part by an increase in net sales to customers in the warehouse club and mass merchandiser channels of $1.3 million and $0.2 million, respectively.
Gross profit dollars decreased by 4.7% and gross profit as a percentage of net sales increased by 60 basis points. The decrease in gross profit dollars was primarily due to the lower sales volume noted above; the expansion in gross profit as a percentage of net sales primarily reflected the effect of customer and product mix in net sales during the period.
Operating profit decreased by $0.7 million, reflecting the impact of the decrease in gross profit as noted above, which was partially offset by a net decrease in SGA expenses from a broad range of areas. These decreases included $0.3 million in salaries expense and $0.3 million in commissions expense.
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

Selected financial results for the third quarter of fiscal 2014 and the third quarter of fiscal 2013 were:

(all amounts in 000’s)	Third Quarter Fiscal 2014	% of Net Sales	Third Quarter Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$9,518	100.0	$9,402	100.0	$116
Gross profit	4,992	52.4	5,297	56.3	(305)
Operating profit	215	2.3	1,852	19.7	(1,637)
Net sales increased by a nominal 1.2%, which was due primarily to increases in net sales to customers in the off-price customer channel of $0.6 million and in the international customer channel of $0.2 million, offset by a decrease in shipments to customers in all other channels none of which were individually significant.
Gross profit dollars decreased by $0.3 million, and gross profit as a percentage of net sales decreased by 390 basis points. The decreases in gross profit dollars and gross profit as a percentage of net sales primarily reflected an increase in markdown expense of $0.2 million resulting from the relative mix of shipments to customers in various customer channels.
Operating profit decreased by $1.6 million mainly due to an increase in selling related expenses of $0.6 million, marketing expenses of $0.3 million, shipping expenses of $0.3 million, and administrative support expenses of $0.3 million with the remaining increase in a variety of other expense areas. These spending increases reflect our investments in this segment to support our long-term strategic revenue growth goals for this segment.
Selected financial results for the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013 were:

(all amounts in 000’s)	Nine-month period Fiscal 2014	% of Net Sales	Nine-month period Fiscal 2013	% of Net Sales	Increase (Decrease)
Net sales	$27,498	100.0	$27,376	100.0	$122
Gross profit	15,201	55.3	15,258	55.7	(57)
Operating profit	1,979	7.2	4,996	18.2	(3,017)
Net sales were relatively flat period over period, and reflected a decrease in net sales to the off-price customer channel of $0.8 million, offset, in part, by an increase in net sales to customers in the international channel of $0.1 million.
Gross profit dollars were relatively flat and gross profit as a percentage of net sales decreased by 40 basis points. The decrease in gross profit as a percentage of net sales primarily reflected an increase in markdown expense of $0.2 million resulting from the relative mix of shipments to customers in various customer channels.
Operating profit decreased approximately $3.0 million due mainly to increases in selling related expenses of $1.8 million, marketing expenses of $0.4 million, shipping expenses of $0.3 million, and administrative support expenses of $0.3 million with the remaining increase in a variety of other expense areas. These spending increases reflect our investments in this segment to support our long-term strategic revenue growth goals for this segment.

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

(all amounts are in 000’s)	Fiscal 2014	Fiscal 2013	Increase (Decrease)
Third Quarter	$(2,068)	$(1,913)	$155
Nine-month period	(6,187)	(6,533)	(346)
The increase in unallocated expense for the third quarter of fiscal 2014 primarily reflected an increase in consulting expense of $0.3 million. For the nine-month period of fiscal 2014, the decrease in unallocated expense primarily reflected lower accrued incentive bonus, offset in part by increased consulting expenses of $0.7 million related to ongoing due diligence activities with respect to the acquisition proposal from Mill Road Capital Management LLC.

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
Cash and cash equivalents on hand were approximately $27.6 million at March 29, 2014, compared to $31.4 million at March 30, 2013 and $21.8 million at June 29, 2013. Short-term investments were approximately $15.6 million at March 29, 2014, $13.3 million at March 30, 2013 and $17.7 million at June 29, 2013.
At March 29, 2014, as part of its cash management and investment program, the Company maintained a portfolio of $15,551 in short-term investments, comprised of $6,325 of marketable investment securities and $9,226 in other short-term investments. The marketable investment securities are classified as available-for-sale and consist of variable rate demand notes with a cost basis and aggregate fair value of $6,325. The interest rates on these variable rate demand notes reset weekly and can be called or put within seven days.
The other short-term investments are classified as held-to-maturity securities and consisted of commercial paper and bonds, which have individual maturity dates ranging from May 2014 to September 2014. Held-to-maturity debt securities are debt securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.
Operating Activities
Our operations provided approximately $8.8 million and $11.3 million of cash during the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, respectively. The operating cash flows primarily reflected the impact of the lower operating income in fiscal 2014 and the timing in our Footwear segment shipments and inventory purchased, as well as the timing of collections and customer deductions in accounts receivable, and incentive bonus and income tax accruals and payments.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 5.6:1 at March 29, 2014, 5.3:1 at March 30, 2013 and 4.2:1 at June 29, 2013. The difference in this ratio from March 29, 2014 to March 30, 2013 reflected primarily the effect of incremental earnings over the intervening twelve-month period.
We anticipate that we will continue to fund our operations and meet our debt obligations in the future primarily by using cash generated from operations.

Changes in the primary components of our working capital accounts for the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, respectively, were as follows:

•
The increases in accounts receivable of $2.1 million and $6.0 million, respectively, reflected the timing associated with sales by each of our reportable segments as well as relative timing of customer collections and deductions;

•
Net inventories decreased by $0.7 million and $4.5 million, respectively. The decrease in inventories for the nine-month period of fiscal 2014 reflected lower fall 2013 shipments in the Footwear segment business, and the timing of purchases for each of the respective fiscal years;

•
Accounts payable decreased by $3.5 million and $6.9 million, respectively. These changes were due primarily to the timing of purchases and payment for finished goods inventory in our Footwear and Accessories segments.

Investing Activities
Our investing activities provided $6.9 million and $11.5 million in cash during the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, respectively. These activities primarily reflected the net effect from the sale and purchase of investments during the respective periods. In addition, we reported $5.5 million in proceeds from the life insurance policies covering our former chairman. Capital expenditures of $814 thousand and $828 thousand were reported during the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, respectively.
Financing Activities
Financing activities during the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013 used $9.9 million and $7.5 million in cash, respectively, primarily reflecting the principal repayment of long-term debt, payment of dividends and, for fiscal 2014, the purchase of 224 thousand of the Company's common shares for $4.0 million from the estate of the Company's former chairman. These cash outflows were offset each year in part by excess tax benefits from the vesting of restricted stock units and the exercise of stock options as well as proceeds from the exercise of stock options.
2014 Liquidity
We believe our sources of cash and cash equivalents, short-term investments, cash from operations and funds available under our Revolving Credit Facility, as described below, will be adequate to fund our operations, capital expenditures and payment of dividends through the remainder of fiscal 2014. Pursuant to a Change In Terms Agreement, dated as of February 27, 2014 (the "Change in Terms Agreement"), the Company and The Huntington National Bank ("Huntington") agreed to amend the Revolving Credit Facility (defined below) to extend the Revolving Credit Termination date (the date the commitment of Huntington to make Revolving Credit Loans to the Company and to issue facility letters of credit for the account of the Company terminates) from March 1, 2014 to June 1, 2014. No other terms or provisions of the Revolving Credit Facility were changed by the Change in Terms Agreement beyond the Revolving Credit Termination date.
Credit Agreement
Under the terms of a bank facility (the “Bank Facility”) entered into in March 2011, Huntington is obligated to advance funds to us under a revolving credit facility (as amended by the Change in Terms Agreement, the “Revolving Credit Facility”) for a period which will terminate on June 1, 2014. We may have outstanding indebtedness of up to $5 million under the Revolving Credit Facility from January through June of each calendar year and up to $10 million from July through December of each calendar year. The availability under the Revolving Credit Facility includes a $1.5 million sub-facility for letters of credit. Under the terms of the Bank Facility, we may request that Huntington increase the Revolving Credit Facility by an amount of up to $5 million. The interest rate on the Revolving Credit Facility is a rate equal to LIBOR plus 1.75%. Additionally, the Company pays a quarterly fee equal to 0.25% of the daily average unused amount of the Revolving Credit Facility, and paid a one-time $25 thousand facility fee in connection with entering into the Revolving Credit Facility. This facility fee is being amortized over the term of the Revolving Credit Facility. Further, the Revolving Credit Facility must not have any outstanding borrowings for at least 30 consecutive days commencing on July 1 and continuing through June 30 of the following year. There was no outstanding balance under the Revolving Credit Facility at March 29, 2014 and no borrowings under this Revolving Credit Facility occurred during the nine-month period of fiscal 2014.

Under the terms of the Bank Facility, Huntington also provided us $30 million under a term loan facility (the “Term Loan Facility”). Under the Term Loan Facility, Huntington disbursed $15 million on March 1, 2011 and the remaining $15 million on March 31, 2011. We began paying monthly principal payments in the amount of $357 thousand, together with accrued interest, on April 1, 2011. The then remaining outstanding balance and accrued interest will be due and payable on March 1, 2016. The interest rate on the Term Loan Facility is equal to LIBOR plus 1.85%. In conjunction with the Bank Facility, we entered into an interest rate contract that provides for a fixed interest rate of 3.94% on a notional amount of 50% of the outstanding principal balance of the term loan. We paid Huntington a one-time facility commitment fee of $75 thousand in connection with the Term Loan Facility; this fee is being amortized over the term of the loan. The applicable interest rate on the Term Loan Facility at March 29, 2014 was 2.00%, assuming a 30-day LIBOR rate of 0.15% on that date.
Under the terms of the Bank Facility, we are required to satisfy certain financial covenants, including (a) satisfying a minimum fixed charge coverage ratio test of not less than 1.1 to 1.0, which has been calculated quarterly on a trailing 12-month basis beginning with the fiscal quarter ending on or nearest to March 31, 2012, (b) satisfying a funded debt leverage ratio test of not greater than 2.25 to 1.00, which has been calculated quarterly beginning with the fiscal quarter ending on or nearest to March 31, 2012 and (c) maintaining a consolidated net worth of at least $52 million, increased annually by an amount equal to 50% of the Company’s consolidated net income subsequent to July 2, 2011. At March 29, 2014, we were in compliance with all these financial covenants.
Current Installments of Long-Term Debt
At March 29, 2014, we reported $4.3 million as the current portion of long-term debt. The term loan under the Term Loan Facility has a seven-year amortization schedule, and we are obligated to make interest and principal payments over the five-year term of the loan, with a final payment for the remaining balance due at the end of the five-year term.
Contractual Obligations
There have been no material changes to “Contractual Obligations” since the end of fiscal 2013, other than routine payments with respect to obligations under the Bank Facility. For more detail on our contractual obligations, please refer to the discussion under the caption “Liquidity and Capital Resources – Other Matters Impacting Liquidity and Capital Resources – Contractual Obligations” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our 2013 Form 10-K.
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

In certain circumstances, we sell products to customers under arrangements which provide for return privileges, discounts, promotions and other sales incentives. At the time we recognize revenue, we reduce our measurement of revenue by an estimate of the potential future returns and allowable retailer promotions and incentives, and recognize a corresponding reduction in reported trade accounts receivable. These estimates have traditionally been, and continue to be, sensitive to and dependent on a variety of factors including, but not limited to, quantities sold to our customers and the related selling and marketing support programs; channels of distribution; sell-through rates at retail; the acceptance of the styling of our products by consumers; the overall economic environment; consumer confidence leading towards and through the holiday selling season; and other related factors. During the third quarter and the nine-month period of fiscal 2014, we recognized reserve adjustments that increased our earnings before income tax by $2 thousand and $741 thousand, respectively, primarily related to customer incentive reserves of $1.9 million established at June 29, 2013. During the third quarter of fiscal 2013, we recognized reserve adjustments that decreased our earnings before income tax by $39 thousand and during the nine-month period of fiscal 2013 we recognized adjustments that increased our earnings before income tax by $185 thousand, related to customer incentive reserves of $1.1 million established at June 30, 2012.
We monitor the creditworthiness of our customers and the related collection of monies owed to us. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts were not materially different from our estimates during the nine-month period of fiscal 2014 or during the nine-month period of fiscal 2013.

b)
Inventory valuation - We value inventories using the lower of cost or market, based upon the first-in, first-out (“FIFO”) costing method. We evaluate our inventories for any reduction in realizable value in light of the prior selling season, the overall economic environment and our expectations for the upcoming selling seasons, and we record the appropriate write-downs based on this evaluation. During the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013, inventory write-downs, recognized as a part of cost of sales, were $586 thousand and $417 thousand, respectively.

c)
Deferred tax asset realizability and uncertain tax positions - We make an assessment of the amount of income taxes that will become currently payable or recoverable for the just concluded period, and the deferred tax costs or benefits that will become realizable for income tax purposes in the future, as a consequence of differences between results of operations as reported in conformity with U.S. GAAP, and the requirements of the income tax codes existing in the various jurisdictions where we operate. In evaluating the future benefits of deferred tax assets, we examine our capacity for generating future taxable profit. In addition, we make ongoing assessments of income tax exposures that may arise at the Federal, state or local tax levels. U.S. GAAP principles require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. Any identified exposures will be subjected to continuing assessment and estimates will be revised accordingly as information becomes available to us. We had no tax reserve for uncertain tax positions at the end of the nine-month period of fiscal 2014 or at the end of nine-month period of fiscal 2013 at the federal, state or local tax levels.

d)
Pension liability - We make assumptions to measure our pension liabilities and project the long-term rate of return expected on the invested pension assets in our qualified associates’ retirement plan. Changes in assumptions, which may be caused by conditions in the debt and equity markets, changes in asset mix, and plan experience, could have a material effect on our pension obligations and expenses, and can affect our net income, assets, and shareholders’ equity. Changes in assumptions may also result in voluntary or mandatory requirements to make additional contributions to our qualified associates’ retirement plan. These assumptions are reviewed and reset as appropriate at the pension measurement date commensurate with the end of our fiscal year, and we monitor these assumptions over the course of the fiscal year. During the third quarter management changed the amortization period for the amortization of net actuarial gains and losses on the Associate Retirement Plan from the average remaining service period of active pension plan participants of 7.65 years to average remaining life expectancy of the inactive participants of 17.81 years. This change in amortization period was implemented in fiscal 2014 based on almost all of the plan's participants being inactive under ASC 715-30-35-24.

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

We perform our annual testing for goodwill and indefinite-lived intangible asset impairment for all reporting units during the second fiscal quarter, or more frequently if events or changes in circumstances indicate that impairment may be present. We first perform a one-step qualitative assessment for our annual impairment test evaluation on goodwill and indefinite life intangible assets to determine if it is not more likely than not that the reporting unit's carrying value exceeds its fair value. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of a reporting unit and indefinite life intangible assets. A reporting unit is defined as an operating segment or one level below an operating segment. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affects the comparison of a reporting unit and indefinite life intangible assets' fair value with its carrying amount. We place more weight on the events and circumstances that most affect a reporting unit and indefinite life intangible assets' fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect our determination of whether it is more likely than not that the fair value of a reporting unit and indefinite life intangible assets are less than its carrying amount. We could also consider recent valuations of our reporting units and indefinite life intangible assets, including the difference between the most recent fair value estimate and the carrying amount. These factors are all considered by management in reaching our conclusion about whether to perform the first step of the impairment test. If management concludes that further testing is required, we perform a quantitative valuation to estimate the fair value of our reporting units and indefinite life intangible assets.
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
During the second quarter of fiscal 2014, we performed the annual initial qualitative assessment of the goodwill and indefinite life intangible assets related to our Baggallini and Foot Petals reporting units. Based on this assessment, there were no impairment indicators present for the goodwill and indefinite life intangible assets related to our Baggallini reporting unit. Based on the qualitative assessment of the goodwill and indefinite life intangible assets related to our Foot Petals reporting unit, we concluded that further testing was required and performed a quantitative assessment of the goodwill and indefinite life intangible assets. Based on the goodwill assessment performed in the second quarter, the estimated fair value exceeded the estimated carrying value of our Foot Petals reporting unit by 12.5% and no impairment expense was recorded.
During the third quarter of fiscal 2014, we updated the qualitative assessments of the goodwill and indefinite life intangible assets related to our Baggallini and Foot Petals reporting units. The forecasted annual future sales growth rate for the Foot Petals reporting unit was less than 50% of the growth rate forecasted in the original quantitative assessment from the second quarter of fiscal 2014, which was deemed a triggering event for the third quarter of fiscal 2014. Therefore, the quantitative analysis performed in the second quarter of fiscal 2014 was updated for the most recent forecasted cash flow information. Based on the quantitative assessment performed in the third quarter, the estimated fair value exceeded the carrying value of our Foot Petals reporting unit by 2.1% and no impairment expense was recorded. An annual decrease of 30 basis points in the assumed long-term revenue growth rate for this reporting unit could lead to an impairment based on the current forecast model. Further, based on the indefinite life intangible assets assessments performed in the second and third quarters, the estimated fair value of the asset exceeded the carrying value of the asset. The book value of the Foot Petals goodwill and indefinite life intangible assets was $5,420 and $3,600, respectively, as of March 29, 2014.

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
Recently Issued Accounting Standards
See “Note 18 - Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments — Foreign Currency
During fiscal 2013 and through the nine-month period of fiscal 2014, substantially all of our sales and all of our purchases were denominated in U.S. dollars, and accordingly, we did not have any foreign currency risk.
Market Risk Sensitive Instruments — Interest Rates
Our principal market risk exposure relates to the impact of changes in short-term interest rates that may result from the floating rate nature of our Bank Facility. At March 29, 2014, we had $17.1 million outstanding under the Term Loan Facility. We have an interest rate contract with Huntington that effectively fixes the interest rate at 3.94% for fifty percent of the loan balance and an interest rate equal to LIBOR plus 1.85% applies to the remainder of the loan balance under the Term Loan Facility.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarterly period ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) Neither R.G. Barry Corporation nor any “affiliated purchaser” of R.G. Barry Corporation, as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of R.G. Barry Corporation during the quarterly period ended March 29, 2013. R.G. Barry Corporation does not currently have in effect a publicly-announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities
(a), (b) Not Applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

See Index to Exhibits at page	36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.G. BARRY CORPORATION
Registrant

Date:	May 7, 2014	By:	/s/ José G. Ibarra
José G. Ibarra
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
(Duly Authorized Officer)

R.G. BARRY CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of May 1, 2014, by and among R.G. Barry Corporation, MRGB Hold Co. and MRVK Merger Co.
Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of R.G. Barry Corporation dated May 2, 2014 and filed on that same date (SEC File No. 001-08769) (“ R.G. Barry Corporation's May 2, 2014 Form 8-K”)

4.1
Second Amendment to the Rights Agreement, made as of May 1, 2014, to the Rights Agreement dated as of May 1, 2009, by and between R.G. Barry Corporation and Broadridge Corporate Issuer Solutions, Inc., as successor to The Bank of New York Mellon Corporation, as amended by the First Amendment to the Rights Agreement made as of August 15, 2011
Incorporated herein by reference to Exhibit 4.1 to R.G. Barry Corporation's May 2, 2014 Form 8-K

4.2
Third Amendment to the Rights Agreement, made as of May 1, 2014, to the Rights Agreement dated as of May 1, 2009, by and between R.G. Barry Corporation and Broadridge Corporate Issuer Solutions, Inc,. as successor to The Bank of New York Mellon Corporation, as amended by the First Amendment to the Rights Agreement made as of August 15, 2011 and the Second Amendment to the Rights Agreement made as of May 1, 2014
Incorporated herein by reference to Exhibit 4.2 to R.G. Barry Corporation's May 2, 2014 Form 8-K

10.1	Change in Terms Agreement, dated as of February 27, 2014, by and between R.G. Barry Corporation and The Huntington National Bank	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of R. G. Barry Corporation dated March 5, 2014 and filed on that same date (SEC File No. 001-08769)

10.2	Sponsor Guarantee, dated as of May 1, 2014, by Mill Road Capital II, L.P. in favor of R.G. Barry Corporation	Incorporated herein by reference to Exhibit 10.1 to R.G. Barry Corporation's May 2, 2014 Form 8-K

10.3	Voting Agreement, made and entered into as of May 1, 2014, by and between Mill Road Capital II, L.P. and R.G. Barry Corporation	Incorporated herein by reference to Exhibit 10.2 to R.G. Barry Corporation's May 2, 2014 Form 8-K

10.4	R.G. Barry Corporation Board of Directors Compensation Program Summary	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	Furnished herewith

101.INS	XBRL Instance Document	Submitted electronically herewith #

101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

#	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q of R.G. Barry Corporation are the following documents formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at March 29, 2014 and June 29, 2013;

(ii)	Condensed Consolidated Statements of Income for the third quarter and the nine-month period of fiscal 2014 and the third quarter and the nine-month period of fiscal 2013;

(iii)	Condensed Consolidated Statements of Comprehensive Income for the third quarter and the nine-month period of fiscal 2014 and the third quarter and the nine-month period of fiscal 2013;

(iv)	Condensed Consolidated Statements of Cash Flows for the nine-month period of fiscal 2014 and the nine-month period of fiscal 2013; and

(v)	Notes to Condensed Consolidated Financial Statements for the third quarter and the nine-month period of fiscal 2014 and the third quarter and the nine-month period of fiscal 2013.